Form 10-K
period 2010-12-31
COMMUNITY BANK SYSTEM INC
filed 2011-03-15
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____ .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐  Accelerated filer   ☒  Non-accelerated filer  ☐    Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐. No   ☒  .

The aggregate market value of the common stock, $1.00 par value, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2010, (the registrant’s most recently completed second fiscal quarter): $699,579,855.

The number of shares of the common stock, $1.00 par value, outstanding as of the close of business on February 28, 2011: 33,422,204 shares

DOCUMENTS INCORPORATED BY REFERENCE.

             Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 25, 2011 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I			Page

Item	1.	Business...	3
Item	1A.	Risk Factors...	10
Item	1B.	Unresolved Staff Comments...	14
Item	2.	Properties...	14
Item	3.	Legal Proceedings...	15
Item	4.	[ Removed and Reserved ]...	15
Item	4A.	Executive Officers of the Registrant...	15

PART II

Item	5.	Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities................................................................................	16
Item	6.	Selected Financial Data...	18
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................................	20
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk..............................................................................................................................................................................	46
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition...	48
		Consolidated Statements of Income...	49
		Consolidated Statements of Changes in Shareholders' Equity.........................................................................................................................................................................	50
		Consolidated Statements of Comprehensive Income.........................................................................................................................................................................................	51
		Consolidated Statements of Cash Flows...	52
		Notes to Consolidated Financial Statements.......................................................................................................................................................................................................	53
		Report on Internal Control over Financial Reporting.........................................................................................................................................................................................	86
		Report of Independent Registered Public Accounting Firm.............................................................................................................................................................................	87
		Two Year Selected Quarterly Data...	88

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................................................................	88
Item	9A.	Controls and Procedures...	88
Item	9B.	Other Information...	89

PART III

Item	10.	Directors, and Executive Officers and Corporate Governance.............................................................................................................................................................................	89
Item	11.	Executive Compensation...	89
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................................................................................................	89
Item	13.	Certain Relationships and Related Transactions, and Directors Independence...............................................................................................................................................	89
Item	14.	Principal Accounting Fees and Services...	89

PART IV

Item	15.	Exhibits, Financial Statement Schedules...	90
Signatures		...	93

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

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank” or “CBNA”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), a provider of defined contribution plan administration services; Harbridge Consulting Group LLC (“Harbridge”), a provider of actuarial and benefit consulting services; and Hand Benefits & Trust Company (“HB&T”), a provider of Collective Investment Fund administration and institutional trust services.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

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

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The Bank operates 148 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency, Inc. (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily acts as an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Brilie is an inactive company.  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.

On October 25, 2010, the Company announced that it had entered into a definitive agreement to acquire The Wilber Corporation (“Wilber”), parent company of the Wilber National Bank in Oneonta, NY, for $101.8 million in stock and cash.  The acquisition will extend the Company’s Central New York service area to the contiguous Central Leatherstocking, Greater Capital District and Catskills regions of Upstate New York.  The acquisition is expected to close during the second quarter of 2011, pending both customary regulatory and Wilber shareholder approval.  Upon the completion of the merger, Community Bank will add 22 branch locations in eight counties and approximately  $870 million of assets, including loans of $510 million, and over $720 million of deposits.  The Company expects to incur certain one-time, transaction-related costs in 2011.

 Acquisition History (2006-2010)

Citizens Branches Acquisition
On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all-cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 13%.  In support of the transaction, the Company issued approximately $50 million of equity capital in the form of common stock in October 2008.

Alliance Benefit Group MidAtlantic
On July 7, 2008, BPAS, a wholly-owned subsidiary of the Company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all-cash transaction.  ABG was a provider of retirement plan consulting, daily valuation administration, actuarial and ancillary support services.

Hand Benefits & Trust, Company
On May 18, 2007, BPAS acquired HB&T in an all-cash transaction.  HB&T was a Houston, Texas based provider of employee benefit plan administration and trust services.

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

				Number of
		Deposits as of					Towns Where Company
		6/30/2010	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share(1)	Facilities	ATM's	Cities	Market Position
Hamilton	NY	$36,359	52.9%	2	1	2	2
Franklin	NY	255,245	47.5%	10	7	7	7
Allegany	NY	197,435	44.8%	9	9	8	8
Lewis	NY	109,900	43.9%	5	3	3	3
Seneca	NY	164,471	38.2%	4	3	4	3
Cattaraugus	NY	305,248	28.9%	10	9	7	7
Yates	NY	73,933	27.1%	2	2	1	0
Wyoming	PA	109,972	22.6%	4	3	3	3
St. Lawrence	NY	354,462	22.5%	15	8	11	10
Essex	NY	117,817	20.5%	5	5	5	5
Clinton	NY	231,287	15.6%	5	7	2	1
Chautauqua	NY	240,575	14.2%	12	12	10	7
Schuyler	NY	20,580	13.3%	1	1	1	0
Jefferson	NY	193,543	11.3%	5	5	4	2
Livingston	NY	85,191	11.2%	3	4	3	3
Ontario	NY	160,133	9.3%	7	12	6	4
Steuben	NY	187,799	9.2%	8	7	7	4
Tioga	NY	31,861	7.8%	2	2	2	1
Lackawanna	PA	403,855	7.6%	11	11	8	4
Chemung	NY	81,971	7.1%	2	2	1	0
Herkimer	NY	36,445	6.0%	1	1	1	1
Wayne	NY	57,101	5.3%	2	4	2	1
Susquehanna	PA	29,826	4.4%	3	1	3	2
Oswego	NY	47,932	3.9%	2	2	2	2
Cayuga	NY	38,326	3.9%	2	2	2	1
Luzerne	PA	235,118	3.6%	6	7	6	3
Washington	NY	19,807	3.2%	1	0	1	1
Warren	NY	33,166	2.4%	1	1	1	1
		3,859,358	11.0%	140	131	113	86

Bradford	PA	22,785	2.1%	2	2	2	1
Oneida	NY	57,019	1.3%	2	1	1	1
Tompkins	NY	5,225	0.2%	1	0	1	0
Onondaga	NY	16,875	0.2%	2	2	1	0
Erie	NY	40,797	0.1%	2	2	2	1
		$4,002,059	4.8%	149	138	120	89

(1) Deposit market share data as of June 30, 2010 the most recent information available. Source:  SNL Financial LLC

Employees

As of December 31, 2010, the Company employed 1,627 full-time equivalent employees.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General
The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator.  The Bank is also subject to the regulations and supervision of the FRB and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Nottingham Advisors, Inc., Community Investment Services, Inc. and Hand Securities, Inc. are subject to the jurisdiction of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators.

Set forth below is a description of the material information governing the laws and regulations applicable to the Company:

Federal Bank Holding Company Regulation
The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended.  This Act limits the type of companies that the Company may acquire or organize and the activities in which it or they may engage.  In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto.  In addition, the Company must obtain the prior approval of the FRB to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or to merge or consolidate with another bank holding company.  As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower.  The Financial Modernization Act of 1999 created, among other things, the “financial holding company”, a new entity which may engage in a broader range of activities that are “financial in nature”, including insurance underwriting, securities underwriting and merchant banking.  Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the “umbrella regulator” for such entities.  The Company may seek to become a financial holding company in the future.

Federal Reserve System Regulation
The Company, as a bank holding company, is subject to regulatory capital requirements and is required by the FRB to, among other things, maintain cash reserves against its deposits.  The Bank is under similar capital requirements administered by the OCC.  FRB policy has historically required a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  The Dodd-Frank Act (as defined below) codifies this policy as a statutory requirement.   After exhausting other sources of funds, the Company may seek borrowings from the FRB for such purposes.  Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate.  Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

The FRB also regulates the national supply of bank credit in order to influence general economic conditions.  These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the FRB, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings.  While the Company and the Bank strive to model various interest rate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

The Company and the Bank are subject to minimum capital requirements established by the FRB, the OCC and the FDIC.  For information on these capital requirements and the Company’s and the Bank’s capital ratios see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note P to the Financial Statements.

Office of Comptroller of the Currency Regulation
The Bank is supervised and regularly examined by the OCC.  The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies.  It also affects business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.  The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC.  The Bank is well capitalized under regulatory standards administered by the OCC.

Insurance of Deposit Accounts
The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  On July 22, 2010, the FDIC amended its insurance regulations to insure deposit accounts up to a maximum of $250,000 (previously $100,000) for each separately insured depositor. Additionally, on November 9, 2010, the FDIC issued a final rule implementing Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) which provides certain noninterest-bearing transaction accounts with unlimited insurance coverage, regardless of the dollar amount, until December 31, 2012.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the President signed into law the Dodd-Frank Act.  This new law will result in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to larger financial institutions; however, the Dodd-Frank Act does contain numerous other provisions that will affect all banks and bank holding companies and will impact how the Company and the Bank handle their operations.   The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies are in the process of promulgating these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

The Dodd-Frank Act includes provisions that, among other things, will:

•
Require publicly traded companies, like the Company, to give shareholders a non-binding vote on executive compensation and “golden parachute” payments and allow greater access by shareholders to the Company’s proxy materials in order to nominate directors;

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor applicable to the size of the DIF.

•
Make permanent the $250,000 limit on deposits for federal deposit insurance, retroactive to January 1, 2008, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws under the newly created Consumer Financial Protection Bureau (“CFPB”).

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•
Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to the Company, going forward will preclude the Company from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.  The Company has not issued any trust preferred securities since May 19, 2010.

•	Require the OCC to seek to make its capital requirements for national banks countercyclical.
•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Amend the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the FRB to examine the Company and any of its non-bank subsidiaries.

Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003(“FACT Act”), the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, and various state law counterparts.

The Dodd-Frank Act creates the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  The Dodd-Frank Act weakens the federal preemption rules that have been applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws.

In addition, the GLB Act requires all financial institutions to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establishes procedures and practices to protect customer data from unauthorized access.  In addition, the FCRA, as amended by the FACT Act, includes provisions affecting the Company, the Bank, and their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available.  The FRB and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been created under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.  The Bank is also subject to data security standards and data breach notice requirements issued by the OCC and other regulatory agencies.  The Bank has created policies and procedures to comply with these consumer protection requirements.

USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  The USA Patriot Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with the provision of the Act.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution.  The Company has approved policies and procedures that are designed to comply with the USA Patriot Act.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others administrated by the Treasury’s Office of Foreign Assets Control (“OFAC”).  The OFAC administered sanctions can take many different forms depending upon the country; however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934 as amended.  In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

The Emergency Economic Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 (“EESA”) provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs.   One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The Company chose not to participate in the TARP Capital Purchase Program.

Electronic Fund Transfer Act
Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The new rule does not govern overdraft fees on the payment of checks and regular electronic bill payments.  The adoption of this regulation lowered fee income in the fourth quarter of 2010 and is expected to lower fee income further in 2011.

Community Reinvestment Act of 1977
Under the Community Reinvestment Act of 1977 (“CRA”), the Bank is required to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  Although the Bank must follow the requirements of CRA, it does not limit the Bank’s discretion to develop products and services that are suitable for a particular community or establish lending requirements or programs. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits discrimination in lending practices.  The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice.  The Bank’s latest CRA rating was Satisfactory.

Item 1A. Risk Factors

There are risks inherent in the Company’s business.  The material risks and uncertainties that management believes affect the Company are described below.  Adverse experience with these could have a material impact on the Company’s financial condition and results of operations.

Changes in interest rates affect our profitability, assets and liabilities
The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of our mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposit and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Current levels of market volatility are unprecedented
From December 2007 through June 2009, the U.S. economy was in recession.  The capital, credit and financial markets have experienced significant volatility and disruption during the last three years.  These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, declining consumer confidence and spending, and a reduction of manufacturing and service business activity.  Management does not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects:
•	A decrease in the demand for loans and other products and services offered
•	A decrease in the value of loans held for sale or other assets secured by consumer or commercial real estate; and
•	An increase in the number of customers who may become delinquent or default on their loans

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations
The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a bank holding company is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing investment management and insurance brokerage service, which industries are also heavily regulated on both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

Recent legislation regarding the financial services industry may have a significant adverse effect on the Company
On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the Great Depression.  Many of the provisions of the Dodd-Frank Act will directly affect the Company’s ability to conduct its business, including:
•
Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk-management requirements, and numerous other requirements on “systemically significant institutions,” currently defined to include, among other things, all bank holding companies with assets of at least $50 billion (although the Company does not fall within this definition of systemically significant institution, these standards may apply);

•
Mandates requiring the FRB to establish standards for determining whether interchange fees charged by certain financial institutions are reasonable and proportional to the costs incurred by such institutions;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases in the minimum reserve ratio for the DIF;
•
Application to bank holding companies above $15 billion in assets of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred securities from Tier 1 capital (except for preferred stock issued under the Troubled Asset Relief Program, which will continue to qualify as Tier 1 capital as long as it remains outstanding); and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

The Dodd-Frank Act creates the new CFPB to oversee the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act.  Institutions which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators.

The FRB will also be adopting a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  Although technically this rule will only apply to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Bank, may also be impacted.  The Company contracts with large debit card processors with which management of the Company will have relatively weak bargaining power.  It is possible these processors, as a result of the Dodd-Frank Act, will earn lower revenues, leaving less revenue per transaction for the Company.  The FRB has until July 2011 to complete its regulations, so the timing and ultimate extent of impact to the Company is unknown.

In addition, the Dodd-Frank Act significantly curtails the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, the Company may now be subject to state consumer protection laws in each state where it does business, and those laws may be interpreted and enforced differently in different states.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the FRB to establish compensation guidelines covering regulated financial institutions.  The provisions of the Dodd-Frank Act, and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes, may impact the profitability of the Company’s business activities, may require that it change certain of its business practices, may materially affect its business model or affect retention of key personnel, may require us to raise additional regulatory capital and could expose the Company to additional costs (including increased compliance costs).  These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect its ability to conduct its business as previously conducted or its results of operations or financial condition.

The Company may be subject to more stringent capital requirements
As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies.  Under the legislation, the federal banking agencies would be required to develop capital requirements that address systemically-risky activities.  The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity.  These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

Regional economic factors may have an adverse impact on the Company’s business
The Company’s main markets are located in the states of New York and Pennsylvania.  Most of the Company’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy.  Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.  A prolonged economic downturn in these markets could negatively impact the Company.

The Company faces strong competition from other banks and financial institutions, which can hurt its business
The Company conducts its banking operations in a number of competitive local markets.  In those markets, it competes against commercial banks, savings banks, savings and loans associations, credit unions, mortgage banks, brokerage firms, and other financial institutions.  Many of these entities are larger organizations with significantly greater financial, management and other resources than the Company has, and they offer the same or similar banking or financial services that it offers in its markets.  Moreover, new and existing competitors may expand their business in or into the Company’s markets.  Increased competition in its markets may result in a reduction in loans, deposits and other sources of its revenues.  Ultimately, the Company may not be able to compete successfully against current and future competitors.

The allowance for loan loss may be insufficient
The Company’s business depends on the creditworthiness of its customers.  The Company periodically reviews the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  If the Company’s assumptions prove to be incorrect, the Company’s allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease its net income.  It is possible that over time the allowance for loan losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

FDIC deposit insurance premiums have increased and may increase further in the future
The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  In November 2009, the FDIC adopted a rule requiring banks to prepay their quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In addition, the FDIC increased the general assessment rate as compared to prior periods.  If there are additional bank or financial institution failures, the Company may be required to pay even higher FDIC premiums than the recently increased levels.  These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services
Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investment, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Mortgage banking income may experience significant volatility
Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of our mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing fee income opportunities.

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions
The ability of the company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2010 the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations
The business strategy of the Company includes growth through acquisition.  The Company has announced that it has entered into a definitive agreement to acquire The Wilber Corporation, parent company of the Wilber National Bank in Oneonta, New York.  The acquisition is expected to close during the second quarter of 2011.  This acquisition and any other future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

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

During 2010 rating agencies imposed a number of downgrades and credit watches on certain securities in the Company’s investment securities portfolio, which contributed to the decline in fair value of such securities.  Any additional downgrades and credit watches may contribute to further declines in the fair value of these securities.  In addition, the measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement.  Market volatility makes measurement of the fair value even more difficult and subjective.  To the extent that any portion of the unrealized losses in the investment portfolio is determined to be other than temporary, and the loss is related to credit factors, the Company could be required to recognize a charge to earnings in the quarter during which such determination is made.

The Company’s information systems may experience an interruption or security breach
The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could damage the Company’s reputation, result in a loss of customer business, expose the Company to civil litigation and possible financial liability.

The Company may be adversely affected by the soundness of other financial institutions
The Company owns common stock of Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of the Company’s FHLBNY common stock was $37.3 million as of December 31, 2010.  There are 12 branches of the FHLB, including New York.  Several branches have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some FHLB branches have suspended dividends, cutting dividend payments, and have not redeemed excess FHLB stock that members hold.  The FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances currently and in the future.  Although most of the severe problems in the FHLB system have been at the other FHLB branches, nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make any required payments.  Any such adverse effects on the FHLBNY could adversely affect the value of the Company’s investment in its common stock and negatively impact the Company’s results of operations.

The Company continually encounters technological change and may have to continue to invest in technological improvements
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.  During the third quarter of 2010, the Company converted its core loan, deposit and financial reporting information technology platform from an outsourced, third-party provided system to an in-house, integrated solution.  Although the Company expects to benefit from the enhanced functionality and process efficiencies of the new system, the conversion has created certain processing difficulties and continues to include meaningful execution risk, including the risk of integrating newly acquired banks and branches into the existing platform.

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 162 properties located in the counties identified in the table on page 5, of which 97 are owned and 65 are under long-term lease arrangements.  Real property and related banking facilities owned by the Company at December 31, 2010 had a net book value of $53.0 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2010, rental fees of $3.9 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company’s consolidated financial position or results of operations.  Certain legal proceedings in which the Company is involved are described below.

On November 3, 2010, a shareholder of Wilber filed a lawsuit in the New York Supreme Court captioned Robert E. Becker v. The Wilber Corporation, et al., Index No. 20101266 (Otsego County).  On November 17, 2010, another shareholder filed a lawsuit in the New York Supreme Court captioned Richard N. Soules v. The Wilber Corporation, et al., Index No. 20101317 (Otsego County).  Both lawsuits are brought on behalf of a putative class of Wilber’s common shareholders and seek an order that they are properly maintainable as class actions.

Both complaints name Wilber, Wilber’s directors, and the Company as defendants and allege that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the merger of the Company and Wilber and allege that the Company aided and abetted those alleged breaches of fiduciary duty.  The complaints seek declaratory and injunctive relief to prevent the consummation of the merger, a constructive trust over any benefits improperly received by defendants, and costs including plaintiffs’ attorneys’ and experts’ fees.

The Company and Wilber have answered the complaints and moved for summary judgment dismissing the cases.  Plaintiff in the Becker action has served discovery demands requesting the production of documents by defendants.  Plaintiffs have moved to consolidate the Becker and Soules lawsuits into one action.  They also seek the appointment of Robert Becker and Richard Soules as Co-Lead Plaintiffs and their respective attorneys as Co-Lead Counsel.  Plaintiffs have moved for leave to amend their complaints, to file one consolidated amended complaint.  Plaintiffs also seek permission to file an amended pleading once the Form S-4 Registration Statement is filed.  The court heard argument on the motions on January 14, 2011 and reserved decision.

The Company believes the claims asserted are without merit and intends to vigorously defend against these lawsuits.

Item 4.  [Removed and Reserved ]

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	50
Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	46
Executive Vice President and Chief Financial Officer of the Company.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	54
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	54
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a member with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 33,318,943 shares of common stock outstanding on December 31, 2010, held by approximately 3,480 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2010
4th	$28.95	$22.12	$0.24
3rd	$25.93	$21.52	$0.24
2nd	$26.49	$21.33	$0.24
1st	$24.25	$17.81	$0.22

2009
4th	$20.00	$16.36	$0.22
3rd	$20.33	$13.78	$0.22
2nd	$20.06	$14.22	$0.22
1st	$24.55	$13.24	$0.22

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.24 per share for the first quarter of 2011.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2005 and reinvestment of dividends.

The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.
	Number of
	Securities to be	Weighted-average	Number of
	Issued upon	Exercise Price	Securities
	Exercise of	on Outstanding	Remaining
	Outstanding Options,	Options, Warrants	Available for
Plan Category	Warrants and Rights (1)	and Rights	Future Issuance
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	746,711	$19.16	0
2004 Long-term Incentive Plan	2,514,767	$18.63	1,099,368
Total	3,261,478	$18.75	1,099,368

(1) The number of securities includes unvested restricted stock issued of 284,586.

On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2010 or 2009.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2010.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2010	2009	2008	2007	2006
Income Statement Data:
Loan interest income	$178,703	$185,119	$186,833	$186,784	$167,113
Investment interest income	69,578	63,663	64,026	69,453	64,788
Interest expense	66,597	83,282	102,352	120,263	97,092
Net interest income	181,684	165,500	148,507	135,974	134,809
Provision for loan losses	7,205	9,790	6,730	2,004	6,585
Noninterest income	88,792	83,528	73,244	63,260	51,679
Gain (loss) on investment securities & early retirement of long-term borrowings	0	7	230	(9,974)	(2,403)
Special charges/acquisition expenses	1,365	1,716	1,399	382	647
Other noninterest expenses	175,521	184,462	157,163	141,692	126,556
Income before income taxes	86,385	53,067	56,689	45,182	50,297
Net income	63,320	41,445	45,940	42,891	38,377
Diluted earnings per share (1)	1.89	1.26	1.49	1.42	1.26

Balance Sheet Data:
Cash equivalents	$114,996	$257,812	$112,181	$4,533	$104,231
Investment securities	1,742,324	1,487,127	1,395,011	1,391,872	1,229,271
Loans, net of unearned discount	3,026,363	3,099,485	3,136,140	2,821,055	2,701,558
Allowance for loan losses	(42,510)	(41,910)	(39,575)	(36,427)	(36,313)
Intangible assets	311,714	317,671	328,624	256,216	246,136
Total assets	5,444,506	5,402,813	5,174,552	4,697,502	4,497,797
Deposits	3,934,045	3,924,486	3,700,812	3,228,464	3,168,299
Borrowings	830,484	856,778	862,533	929,328	805,495
Shareholders’ equity	607,258	565,697	544,651	478,784	461,528

Capital and Related Ratios:
Cash dividends declared per share	$0.94	$0.88	$0.86	$0.82	$0.78
Book value per share	18.23	17.25	16.69	16.16	15.37
Tangible book value per share(2)	9.49	8.09	6.62	7.51	7.17
Market capitalization (in millions)	925	633	796	589	690
Tier 1 leverage ratio	8.23%	7.39%	7.22%	7.77%	8.81%
Total risk-based capital to risk-adjusted assets	14.74%	13.03%	12.53%	14.05%	15.47%
Tangible equity to tangible assets(2)	6.14%	5.20%	4.74%	5.01%	5.07%
Dividend payout ratio	49.2%	69.5%	57.3%	57.1%	60.7%
Period end common shares outstanding	33,319	32,800	32,633	29,635	30,020
Diluted weighted-average shares outstanding	33,553	32,992	30,826	30,232	30,392

Selected Performance Ratios:
Return on average assets	1.16%	0.78%	0.97%	0.93%	0.90%
Return on average equity	10.66%	7.46%	9.23%	9.20%	8.36%
Net interest margin	4.04%	3.80%	3.82%	3.64%	3.91%
Noninterest income/operating income (FTE)	31.1%	31.6%	31.0%	26.1%	24.8%
Efficiency ratio(3)	59.4%	65.4%	62.7%	63.3%	59.9%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.40%	1.35%	1.26%	1.29%	1.34%
Nonperforming loans/total loans	0.61%	0.61%	0.40%	0.32%	0.47%
Allowance for loan losses/nonperforming loans	230%	222%	312%	410%	288%
Net charge-offs/average loans	0.21%	0.24%	0.20%	0.10%	0.24%
Loan loss provision/net charge-offs	109%	131%	117%	76%	108%

(1) Earnings per share amounts have been restated to reflect the effects of ASC 260-10-65.

(2) The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance.

(3) Efficiency ratio excludes intangible amortization, gain (loss) on investment securities & debt extinguishments, goodwill impairment, and special charges/acquisition expenses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control.  Management also believes such information is useful to investors in evaluating Company performance.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 19 and the Company’s Consolidated Financial Statements and related notes that appear on pages 48 through 85.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2010, “last year” and equivalent terms refer to calendar year 2009, and all references to income statement results correspond to full-year activity unless otherwise noted.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 45.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 53.

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenue through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of specific product lines, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share changes, peer comparisons, and the performance of acquisition and integration activities.

The Company reported net income for the year ended December 31, 2010 of $63.3 million, or $1.89 per share, 50% above 2009’s reported earnings of $41.4 million, or $1.26 per share.  The increase was due to higher revenue from both increased net interest income, as a result of earning asset growth and a higher net interest margin, and non-interest income.  Also contributing to higher net income was a lower provision for loan losses and lower operating expenses as a result of general cost management initiatives.  These were partially offset by a higher effective income tax rate due to a higher proportional level of fully taxable income.  The 2009 results included a $3.1 million non-cash charge for impairment of goodwill associated with the Company’s wealth management businesses, and a $2.5 million FDIC special assessments, as well as a $1.4 million special charge related to the planned early termination of its core banking system services contract in 2010.

Asset quality remained favorable in 2010 with lower loan net charge-offs, stable non-performing loan ratios, a lower provision for loan losses and higher loan delinquency ratios, but all of these asset quality metrics remained much better than peer company averages.  The Company experienced year-over-year growth in interest-earning assets, driven by an increase in average investment portfolio balances, including cash equivalents.  Average loans declined, with decreases in the business lending and consumer installment, partially offset by an increase in the consumer mortgage portfolio.  Average deposits increased in 2010 as compared to 2009, reflective of organic growth in core deposits, offset by a reduction in time deposits.  Average external borrowings were down slightly from 2009.

On October 25, 2010, the Company announced that it had entered into a definitive agreement to acquire The Wilber Corporation (“Wilber”), parent company of the Wilber National Bank in Oneonta, NY, for $101.8 million in stock and cash.  The acquisition will extend the Company’s Central New York service area to the contiguous Central Leatherstocking, Greater Capital District and Catskills regions of Upstate New York.  The acquisition is expected to close during the second quarter of 2011, pending both customary regulatory and Wilber shareholder approval.  Upon the completion of the merger, Community Bank will add 22 branch locations in eight counties and approximately  $870 million of assets, including loans of $510 million, and over $720 million of deposits.  The Company expects to incur certain one-time, transaction-related costs in 2011.

Net Income and Profitability

Net income for 2010 was $63.3 million, an increase of  $21.9 million, or 53%, from 2009’s earnings of $41.4 million.  Earnings per share for 2010 was $1.89 per share, up 50% from 2009’s earnings per share of $1.26 per share.  The 2010 results included $1.4 million, or $0.03 per share of acquisition expenses and special charges related principally to the Company’s pending acquisition of the Wilber Corporation, which is expected to be completed in the second quarter of 2011.  The 2009 results included a $3.1 million or $0.07 per share non-cash charge for impairment of goodwill associated with the Company’s wealth management business as well as a $1.4 million or $0.03 per share special charge related to the planned early termination of its core banking system services contract in 2010.  Additionally, during 2009, FDIC insurance costs increased $6.9 million or $0.16 per share as compared to 2008 and included a $2.5 million one-time special assessment charge.

Net income for 2009 was $41.4 million, down $4.5 million, or 9.8% from 2008’s earnings of $45.9 million.  Earnings per share for 2009 was $1.26 per share, down 15% from 2008’s earnings per share.  The 2009 results include a $3.1 million or $0.07 per share non-cash charge for impairment of goodwill associated with the Company’s wealth management business as well as a $1.4 million or $0.03 per share special charge related to the planned early termination of its core banking system services contract in 2010.  Additionally, during 2009, FDIC insurance costs increased $6.9 million or $0.16 per share over 2008’s levels.  The Company’s 2008 results included a $1.7 million or $0.04 per share goodwill impairment charge,  $1.4 million or $0.03 per share of acquisition expenses related to the purchase of 18 branch–banking centers in northern New York State in November 2008 and ABG in July 2008 as well as a $1.7 million or $0.05 per share benefit related to settlement of certain previously unrecognized tax positions.  Excluding the aforementioned items, the Company’s 2009 full year results improved by $0.01 per share over 2008.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2010	2009	2008	2007	2006
Net interest income	$181,684	$165,500	$148,507	$135,974	$134,809
Loan loss provision	7,205	9,790	6,730	2,004	6,585
Noninterest income	88,792	83,535	73,474	53,286	49,276
Operating expenses	176,886	186,178	158,562	142,074	127,203
Income before taxes	86,385	53,067	56,689	45,182	50,297
Income taxes	23,065	11,622	10,749	2,291	11,920
Net income	$63,320	$41,445	$45,940	$42,891	$38,377

Diluted earnings per share	$1.89	$1.26	$1.49	$1.42	$1.26

The primary factors explaining 2010 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•
As shown in Table 1 above, net interest income increased $16.2 million, or 9.8%, due to a $96.9 million increase in average earning assets combined with a 24-basis point increase in the net interest margin.  The average book value of investments increased $287.7 million, or 20% in 2010.  Short-term cash equivalents decreased $161 million as compared to 2009, reflective of the deployment during the first quarter of 2010 of a portion of the company’s excess liquidity into intermediate-term U.S. Treasury securities.  Average loans decreased $29.8 million or 1.0%, primarily from continued declines in the consumer installment and business lending portfolios as a result of lower demand characteristics reflective of current economic conditions, partially offset by strong consumer mortgage volume due to long-term interest rates remaining low.   Average interest-bearing deposits increased $63.8 million or 2.0% due to organic growth.   Average borrowings decreased $19.8 million or 2.3%.

•
The loan loss provision of $7.2 million decreased $2.6 million, or 26%, from the prior year level.  Net charge-offs of $6.6 million declined by $0.9 million from 2009, decreasing the net charge-off ratio (net charge-offs / total average loans) to 0.21% for the year.  The Company’s asset quality remained strong as key metrics, such as nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, remained consistent and below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 36 through 39.

•
Noninterest income for 2010 of $88.8 million increased by $5.3 million, or 6.3%, from 2009’s level due to growth in both banking service fees and financial services revenue.  Fees from banking services were up $2.2 million or 4.7%, primarily due to higher debit card related revenues, partially offset by decreased activity in the secondary mortgage banking business and lower deposit service fees due to implementation of Regulation E.  Financial services revenue was up $3.0 million, or 8.4% higher, with strong growth in all lines of business.

•
Total operating expenses decreased $9.3 million, or 5.0%, in 2010 to $176.9 million.  Implementation of several expense reduction programs allowed the Company to report lower full year operating expenses in 2010, despite year-over-year increases in merit and incentive-based compensation, as well as higher technology and volume-driven processing costs.  The Company had significant resources dedicated to the conversion of its core banking system, which was implemented in the third quarter, throughout the year.

•	The Company's combined effective federal and state income tax rate increased 4.8 percentage points in 2010 to 26.7%, reflective of a higher level of income from fully taxable sources.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2010	2009	2008
Return on average assets	1.16%	0.78%	0.97%
Return on average equity	10.66%	7.46%	9.23%
Dividend payout ratio	49.2%	69.5%	57.3%
Average equity to average assets	10.89%	10.44%	10.46%

As displayed in Table 2 above, the returns on average assets and average equity increased in 2010 as compared to both 2009 and 2008.  The increase in comparison to both years was a result of net income growing at a faster pace than average assets due to increasing net interest margins, non-interest income growth, stable provision for loan losses and operating expense containment.

The dividend payout ratio for 2010 was below both 2009 and 2008 primarily due to the significant increase in net income partially offset by a smaller increase in the dividend declared.  In 2010 net income increased 53% while dividends declared increased 8.2% as a result of a 6.8% increase in the dividend per share and a 1.6% increase in the number of shares outstanding.  In 2009 net income decreased 9.8% from 2008 while dividends declared increased 9.6% primarily as a result of a 2.3% increase in the dividend per share as well as the additional 2.5 million shares issued through a public common equity offering in the fourth quarter of 2008.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $196.9 million in 2010, up $15.7 million, or 8.7%, from the prior year.  A $97 million increase in average interest-earning assets and a 24-basis point increase in the net interest margin more than offset a $44 million increase in average interest-bearing liabilities.  As reflected in Table 4, the volume changes increased net interest income by approximately $3.7 million, while the higher net interest margin had a $12.0 million favorable impact.

The net interest margin increased 24 basis points from 3.80% in 2009 to 4.04% in 2010.  This increase was primarily attributable to a 43-basis point decrease in interest-bearing liability yields having a greater impact than a 13-basis point decrease in the earning-asset yields.  The yield on loans decreased 15 basis points in 2010, due to new volume coming on at lower yields in the current low-rate environment than the loans maturing or being prepaid and variable and adjustable rate loans repricing downward.  The yield on investments, including cash equivalents, decreased from 4.73% in 2009 to 4.70% in 2010, with the yield decline being muted by the effective deployment of cash into higher yielding securities.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2009 and 2010 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 7.1 percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking and money market accounts has increased.

The net interest margin in 2009 was 3.80%, compared to 3.82% in 2008.  This two-basis point decrease was primarily attributable to a 66-basis point decrease in earning asset yields having a greater impact than the 66-basis point decrease in the cost of funds.  The decreased cost of funds was reflective of lower deposit rates, as well as planned reductions of time deposit balances.  The yield on loans decreased 41 basis points in 2009, mostly as a result of declining market interest rates.  The yield on investments, including cash equivalents, decreased from 5.81% in 2008 to 4.73% in 2009, mostly reflective of a significant portion of the net liquidity generated from the late 2008 Citizens acquisition and organic deposit growth remaining in cash equivalents earning low overnight short-term yields.

As shown in Table 3, total interest income decreased by $1.0 million, or 0.4%, in 2010 from 2009. Table 4 indicates that higher average earning assets contributed a positive $5.3 million variance, offset by lower yields with a negative impact of $6.3 million.  Average loans declined a total of $29.8 million in 2010, impacted by current economic and demand conditions.  Loan interest income and fees declined $6.4 million in 2010 as compared to 2009, attributable to a 15-basis point decrease in loan yields and the lower average loan balances.  Total interest income decreased by $1.5 million, or 0.6% in 2009 from 2008’s level.  Table 4 indicates that higher average earning assets contributed a positive $28.5 million variance offset by lower yields with a negative impact of $30.0 million.  Average loans grew a total of $170.0 million in 2009 as a result of $81.0 million from the acquisition of 18 Citizens branches in November 2008 as well as $89.1 million of organic growth across all portfolios: business lending, consumer mortgage and consumer installment.  Interest income and fees on loans declined $1.8 million in 2009 as compared to 2008, attributable to a 41-basis point decease in loan yields, partially offset by higher average loan balances.

Investment interest income, including cash equivalents, on an FTE basis in 2010 of $84.3 million was $5.4 million or 6.8% higher than the prior year as a result of a larger portfolio, partially offset by a three-basis point decrease in the investment yield. Average investments for 2010 were $287.7 million higher than 2009, while overnight invested cash equivalents declined $161.0 million from 2009 reflective of the deployment during the first quarter of 2010 of a portion of the Company’s excess liquidity into intermediate-term U. S. Treasury securities.  Investment interest income in 2009 of $78.9 million was $0.3 million, or 0.4%, higher than the prior year as a result of a larger portfolio (positive $6.1 million impact), partially offset by a 108-basis point decrease in the investment yield.  The increase in investments and cash equivalents was the result of the net liquidity generated from the Citizens acquisition and organic deposit growth.

The earning-asset yield declined 13 basis points to 5.41% in 2010 from 5.54% in 2009 because of the previously mentioned decrease in loan and investment yields.  The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward and lower rates on new loan volume and investment purchases due to the decline in interest rates to levels below those prevalent in prior years, partially offset by the higher interest rates earned on the redeployment of cash equivalents into U.S. Treasury Securities.  The earning-asset yield declined 66 basis points to 5.54% in 2009 from 2008 because of the previously mentioned decreases in loan and investment yields, as well as the Company’s increased holding of lower-yielding cash instruments, as it maintained a liquid position in anticipation of improved investment opportunities in future periods.

Total average funding (deposits and borrowings) in 2010 increased $85.6 million or 1.8%.  Deposits increased $105.5 million, due to organic growth.  Consistent with the Company’s funding mix objective, average core deposit balances increased $400.1 million, while time deposits were managed downward $294.6 million over the year.  Average external borrowings decreased $19.8 million in 2010 as compared to the prior year.  In 2009 total average funding increased $498.5 million or 12%.  Deposits increased $541.2 million, $474.2 million attributable to the acquisitions of the 18 Citizens branches and a $67.0 million increase in organic deposits.  Average core deposit balances increased $575.9 million, while time deposits were allowed to decline $34.7 million over the year.  Average external borrowings decreased $42.8 million in 2009 as compared to the prior year as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.

The cost of funding, including the impact of non-interest checking deposits, decreased 38 basis points during 2010 to 1.39% as compared to 1.77% for 2009.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and 2009 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits in 2010 declined 7.1 percentage points in comparison to the prior year, while the percentage of deposits in non-interest bearing and lower cost checking accounts increased.  The cost of funding decreased 66 basis points during 2009 to 1.77% as compared to 2.43% for 2008.  Interest rates on deposit accounts were lowered throughout 2009, with decreases in all product offerings.  Additionally, the Company focused on expanding core account relationships while time deposit balances were allowed to decline.

Total interest expense decreased by $16.7 million to $66.6 million in 2010.  As shown in Table 4, lower interest rates on deposits, partially offset by a slight increase in rates on external borrowings resulted in $17.6 million of this decrease, while  higher deposit balances, partially offset by the lower external borrowings balance, accounted for an increase of $0.9 million in interest expense.  Interest expense as a percentage of earning assets decreased by 38 basis points to 1.37%.  The rate on interest-bearing deposits decreased 50 basis points to 0.95%, due largely to reductions of time deposit and money market rates throughout 2010 and the previously discussed balance decline of higher rate time deposits.  The rate on external borrowings decreased eight basis points to 4.29% in 2010.  Total interest expense decreased by $19.1 million to $83.3 million in 2009 as compared to 2008.  Lower interest rates on interest-bearing liabilities accounted for $29.3 million of this decrease, while the higher interest-bearing liability balances accounted for an increase of $10.2 million in interest expense.  The rate on interest-bearing deposits decreased 86 basis points to 1.45% and the rate on external borrowings increased two basis points to 4.37% in 2009.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2010, 2009 and 2008.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.5% in 2010, 2009 and 2008.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet
	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$101,507	$255	0.25%	$262,479	$682	0.26%	$39,452	$614	1.56%
Taxable investment securities (1)	1,154,780	48,388	4.19%	848,963	40,481	4.77%	783,879	41,600	5.31%
Nontaxable investment securities (1)	537,216	35,624	6.63%	555,353	37,704	6.79%	527,805	36,327	6.88%
Loans (net of unearned discount)(2)	3,075,030	179,215	5.83%	3,104,808	185,587	5.98%	2,934,790	187,399	6.39%
Total interest-earning assets	4,868,533	263,482	5.41%	4,771,603	264,454	5.54%	4,285,926	265,940	6.20%
Noninterest-earning assets	590,464			546,595			472,157
Total assets	$5,458,997			$5,318,198			$4,758,083

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,193,512	11,399	0.52%	$1,835,138	11,448	0.62%	$1,364,652	11,061	0.81%
Time deposits	1,030,995	19,160	1.86%	1,325,598	34,328	2.59%	1,360,275	52,019	3.82%
Borrowings	839,314	36,038	4.29%	859,155	37,506	4.37%	901,909	39,272	4.35%
Total interest-bearing liabilities	4,063,821	66,597	1.64%	4,019,891	83,282	2.07%	3,626,836	102,352	2.82%
Noninterest-bearing liabilities:
Noninterest checking deposits	728,408			686,692			581,271
Other liabilities	72,520			56,147			52,145
Shareholders' equity	594,248			555,468			497,831
Total liabilities and shareholders' equity	$5,458,997			$5,318,198			$4,758,083

Net interest earnings		$196,885			$181,172			$163,588

Net interest spread			3.77%			3.47%			3.38%
Net interest margin on interest-earning assets			4.04%			3.80%			3.82%

Fully tax-equivalent adjustment		$15,201			$15,672			$15,081

(1)	Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($406)	($21)	($427)	$952	($884)	$68
Taxable investment securities	13,259	(5,352)	7,907	3,296	(4,415)	(1,119)
Nontaxable investment securities	(1,214)	(866)	(2,080)	1,876	(499)	1,377
Loans (net of unearned discount)	(1,768)	(4,604)	(6,372)	10,526	(12,338)	(1,812)
Total interest-earning assets (2)	5,312	(6,284)	(972)	28,479	(29,965)	(1,486)

Interest paid on:
Interest checking, savings and money market deposits	2,035	(2,084)	(49)	3,286	(2,899)	387
Time deposits	(6,680)	(8,488)	(15,168)	(1,295)	(16,396)	(17,691)
Borrowings	(2,895)	1,427	(1,468)	(2,401)	635	(1,766)
Total interest-bearing liabilities (2)	901	(17,586)	(16,685)	10,238	(29,308)	(19,070)

Net interest earnings (2)	3,736	11,977	15,713	18,444	(860)	17,584

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the personal trust unit within CBNA), investment and insurance products and services (performed by CISI and CBNA Insurance), and asset management (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2010	2009	2008
Deposit service charges and fees	$29,485	$29,819	$27,167
Benefit trust, administration, consulting and actuarial fees	29,616	27,771	25,788
Trust, investment and asset management fees	9,833	8,631	8,648
Other fees	4,514	4,457	5,181
Electronic banking	11,646	8,904	5,693
Mortgage banking	3,698	3,946	767
Subtotal	88,792	83,528	73,244
Gain on investment securities & debt extinguishments	0	7	230
Total noninterest income	$88,792	$83,535	$73,474

Noninterest income/operating income (FTE)	31.1%	31.6%	31.0%

As displayed in Table 5, noninterest income, excluding security gains and debt extinguishments costs, increased by 6.3% to $88.8 million in 2010, largely as a result of increased debit card related income and increased revenue from the Company’s financial services businesses.  Total noninterest income, excluding security gains and debt extinguishments costs, of $83.5 million for 2009 increased by 14% over 2008 largely as a result of increased recurring banking service fees and debit card related revenues (both organic and acquired) and increased activity in the secondary market component of the mortgage banking business.  Benefit trust, administration, consulting and actuarial fees increased in 2009 primarily as a result of the acquisition of ABG.

Noninterest income as a percent of operating income (FTE basis) was 31.1% in 2010, down 0.5 percentage points from the prior year, but up 0.1 percentage points from 2008.  The current year decrease was due to the 8.7% increase in net interest income being larger than the 6.3% increase in noninterest income.  The increase from 2008 to 2009 was primarily driven by the strong growth in recurring bank fees, and secondary mortgage banking revenues.  This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, which is the expansion of noninterest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be more directly impacted by general interest rate and other market conditions.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which reached $49.3 million in 2010, up 4.7% from the prior year.  A major part of the income growth was attributable to electronic banking fees, up $2.7 million, or 31%, over 2009’s level, due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.  Overdraft fees were also up $0.7 million or 3.0% over 2009’s level, driven by core deposit account growth.  Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transaction, unless the customer consents. The majority of the Company’s customers have consented to protecting their accounts from electronic transaction rejection.

Mortgage banking revenue remained strong for the year, but was down $0.2 million from the record secondary market income generated in 2009.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is an impairment charge of $0.3 million in 2010 for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $119.0 million in 2010 as compared to $177.8 million and $3.7 million during 2009 and 2008, respectively.  Residential mortgage loans held for sale recorded at fair value at December 31, 2010 totaled $4.0 million.  The continuation of the level of mortgage noninterest income produced in 2010 and 2009 will be dependent on market conditions and the trend in long-term interest rates.

Fees from general banking services were $47.1 million in 2009, up $8.3 million or 21% from 2008.  A large portion of the income growth was attributable to electronic banking fees, up $3.2 million, or 56%, overdraft fees, up $2.6 million, or 13% and mortgage banking revenue up $3.2 million over 2008’s level.

As disclosed in Table 5, noninterest income from financial services (including revenues from benefit trust, administration, consulting and actuarial fees and wealth management services) rose $3.0 million, or 8.4%, in 2010 to $39.4 million.  Financial services revenue now comprises 44% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  BPAS generated revenue growth of $1.8 million, or 6.6%, for the 2010 year, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.  BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in Upstate New York, Texas, and Pennsylvania. BPAS revenue of $27.8 million in 2009 was $2.0 million higher than 2008’s results, driven by the acquisition of ABG in July 2008, partially offset a decrease in asset-based fees due to lower average financial market valuations in comparison to 2008 averages.

Wealth management services revenue increased $1.2 million or 13.9% in 2010 as compared to 2009.  CISI revenue increased $0.9 million from 2009, Nottingham revenue increased $0.2 million and personal trust revenues increased $0.1 million, while revenue generation at CBNA Insurance remained consistent with the prior year.  The improved revenue generation of the wealth management services was reflective of favorable market valuation comparisons and generally improving demand characteristics.  Wealth management services revenue in 2009 was consistent with 2008 at $8.6 million.  CISI revenue increased $0.4 million from 2008, while revenue declined $0.2 million at both Nottingham and personal trust, primarily due to significant declines in equity market valuations in late 2008 and early 2009, as well as continued downward pressure on fee pricing due to competitive conditions.  Revenue at CBNA Insurance for 2009 remained consistent with 2008.

Assets under management and administration increased $1.5 billion during 2010 from $6.2 billion at year-end 2009.  Market-driven gains in equity-based assets were augmented by attraction of new client assets.  BPA, in particular, was successful at growing its asset base, as demonstrated by the approximately $1.3 billion increase in its assets under administration during 2010.  Assets under management and administration at the Company’s financial services businesses increased during 2009 to $6.2 billion from $3.7 billion at the end of 2008 due to the ABG acquisition and the attraction of new client assets.

Operating Expenses

As shown in Table 6, operating expenses decreased $9.3 million, or 5.0%, in 2010 to $176.9 million, primarily due to several expense reduction initiatives, lower FDIC premiums, lower amortization of intangibles and no goodwill impairment charge in 2010 as compared to 2009.  Operating expenses in 2009 were $27.6 million or 17% higher than 2008 primarily due to the two acquisitions completed in 2008, as well as higher FDIC insurance premiums, a higher goodwill impairment charge related to one of the wealth management businesses, and higher employee compensation and benefit expenses, and volume-based processing costs.  Operating expenses for 2010 as a percent of average assets were 3.24%, down 26 basis points from 3.50% in 2009.  The improvement in this ratio was due to the decrease in operating expenses combined with an increase in average assets.  This ratio was negatively impacted in 2009 compared to 2008 by the non-recurring charges and the additional $6.9 million of FDIC expense during the year.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses, goodwill impairment and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher operating efficiency.  The efficiency ratio for 2010 was 6.0 percentage points lower than the 65.4% ratio for 2009 due to a 2.1% decrease in operating expenses, as defined, combined with a 8.7% increase in net interest income and a 6.3% increase in noninterest income.  In 2009 the efficiency ratio declined 2.7 percentage points due to a 16.6% increase in operating expenses, as defined, having a greater impact than a 10.7% increase in net interest income and a 13.7% increase in noninterest income (excluding net securities gains and debt extinguishments costs).  The significant increase in FDIC premiums with no corresponding income generation was the primary reason for the decline in the efficiency ratio for 2009.  In addition, the efficiency ratios for both periods were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business, tend to result in proportionally higher efficiency ratios.

Table 6: Operating Expenses

	Years Ended December 31,
(000's omitted)	2010	2009	2008
Salaries and employee benefits	$91,399	$92,690	$82,962
Occupancy and equipment	22,933	23,185	21,256
Data processing and communications	20,720	20,684	16,831
Amortization of intangible assets	5,957	8,170	6,906
Legal and professional fees	5,532	5,240	4,565
Office supplies and postage	5,469	5,243	5,077
Business development and marketing	5,237	6,086	5,288
FDIC insurance premiums	5,838	8,610	1,678
Goodwill impairment	0	3,079	1,745
Foreclosed property	634	1,299	509
Special charges/acquisition expenses	1,365	1,716	1,399
Other	11,802	10,176	10,346
Total operating expenses	$176,886	$186,178	$158,562

Operating expenses/average assets	3.24%	3.50%	3.33%
Efficiency ratio	59.4%	65.4%	62.7%

Salaries and employee benefits decreased, however salaries expense increased $2.8 million or 3.8% in 2010, primarily due to increased levels of incentive compensation.  This increase was offset by a $4.1 million or 22% decrease in employee benefit costs primarily due to modifications made to the Company’s defined benefit pension plan and its post-retirement medical programs, partially offset by a higher contribution to the Company’s 401(k) Employee Stock Ownership Plan (“401(k) Plan”).  Salaries and benefits increased $9.7 million or 11.7% in 2009, of which approximately 50% was the result of the two acquisitions in the prior two years.  Additionally, approximately  $1.8 million of the increase was attributed to annual merit increase, $0.9 million to higher medical costs, and $3.3 million to retirement costs primarily related to the underlying asset performance in 2008, partially offset by a $0.9 million decrease in incentive compensation.  Total full-time equivalent staff at the end of 2010 was 1,627, compared to 1,595 at December 31, 2009 and 1,615 at the end of 2008.

Medical expenses decreased $0.2 million or 2.8% in 2010 primarily due to favorable experience in the Company’s self insured medical plans.  Medical expenses increased $1.3 million in 2009, or 23%, primarily due to a greater number of covered employees as well as increases in the cost of medical care.  Qualified and nonqualified pension expense decreased $4.2 million in 2010.  The defined benefit pension plan was modified in the fourth quarter of 2009 to a new plan design, which combines service credits in the Company’s Cash Balance Plan with additional contributions to be made to the 401(k) Plan.  In the fourth quarter of 2009 the Company terminated its post-retirement medical program for certain current and all future employees.  Additionally, effective January 1, 2010, the Company increased its discretionary matching contribution to the 401(k) Plan for employee participants who contribute 6% of eligible compensation from a maximum of 3.5% to 4.5%.  Qualified and nonqualified pension expense increased $3.3 million in 2009 primarily due to the underlying asset valuation declining in 2008 as a result of market conditions.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel operating expenses, excluding one-time special charges/acquisition expenses and goodwill impairment, decreased $4.6 million or 5.2% in 2010.  As displayed in Table 6, this was largely caused by lower FDIC insurance premiums (down $2.8 million), amortization of intangible assets (down $2.2 million), business development and marketing (down $0.8 million), foreclosed property expenses (down $0.7 million), occupancy and equipment expense (down $0.3 million), partially offset by higher legal and professional (up $0.3 million), office supplies and postage (up $0.2), and miscellaneous other costs (up $1.5 million).  Amortization of intangibles decreased $2.2 million in 2010, a result of no new acquisitions, accelerated amortization methodologies employed and the core deposit intangible from a 2001 acquisition became fully amortized.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  Over the last two years, the Company has consolidated certain of its branch offices.   This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive strategic decision making.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits.  On December 22, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points for the first quarter of 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, payable on September 30, 2009.  The Company’s special assessment amounted to $2.5 million in June 2009.  No additional special assessments were levied during 2010.

Total non-personnel operating expense, excluding one-time acquisition expenses and goodwill impairment, increased $16.2 million or 22% in 2009.  As displayed in Table 6, this was largely caused by higher FDIC insurance premiums (up $6.9 million), customer processing and communication expense (up $3.9 million), occupancy and equipment expense (up $1.9 million), amortization of intangible assets (up $1.3 million), business development and marketing (up $0.8 million), foreclosed property expenses (up $0.8 million), and legal and professional (up $0.7 million).  Several expense category increases continued to be impacted by the Company’s on-going investment in strategic technology and business development initiatives to grow and enhance its service offerings.  The increase in data processing and communications costs reflects the Company’s continued investments in strategic technology initiatives as well as higher volume due to customer account growth and expanded services provided to existing customers.  A majority of the remaining increase in non-personnel operating costs is attributable to $3.8 million of expenses added as a result of the two acquisitions in 2008.

Special charges/acquisition expenses totaled $1.4 million in 2010, a decrease of $0.4 million from 2009, and were comprised of $0.9 million of acquisition expenses related to the Wilber acquisition, expected to close in the second quarter of 2011, and $0.5 million of contract termination fees related to the core banking system conversion in the third quarter of 2010.   Special charges/acquisition expense totaled $1.7 million in 2009, an increase of $0.3 million from 2008, and were comprised of a $1.4 million charge related to the planned early termination of its core banking system services contract in 2010 as well as $0.3 million of acquisition expenses related to the Citizens transaction in late 2008.  In 2009 and 2008 the Company recorded a $3.1 million and  $1.7 million, respectively, non-cash goodwill impairment charge in its wealth management businesses, a result of equity market valuation declines, changes in customer asset mixes and pricing compression related to the competitive environment.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 68.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2010 increased 4.8 percentage points to 26.7%, reflective of the higher level of income from fully taxable sources.  The effective tax rate for 2009 increased 2.9 percentage points from 2008’s level to 21.9%, reflecting the current mix of non-taxable and fully taxable investment securities and the impact of a $3.1 million goodwill impairment charge.  The effective tax rate for 2008 was 19.0%.  There were two notable items during 2008 which impacted the effective tax rate for the year.  Upon settlement of open tax years with certain taxing authorities, the Company recorded $1.7 million of previously unrecognized tax benefits.  Additionally, the Company recorded a $1.7 million non-cash goodwill impairment charge related to its wealth management businesses, reducing pre-tax net income.

Capital

Shareholders’ equity ended 2010 at $607.3 million, up $41.6 million, or 7.3%, from one year earlier.  This increase reflects net income of $63.3 million, $6.4 million from the issuance of shares through employee stock plans, and $3.5 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $31.2 million and a $0.6 million decrease in other comprehensive income.  The change in other comprehensive income was comprised of a $1.7 million decrease in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) and a $1.1 million increase in the fair value of interest rate swaps designated as a cash flow hedge.  Excluding accumulated other comprehensive income in both 2010 and 2009, capital rose by $42.1 million, or 7.3%.  Shares outstanding increased by 519 thousand during the year as a result of issuances made through employee stock plans.

Shareholders’ equity ended 2009 at $565.7 million, up $21.0 million, or 3.9%, from one year earlier.  This increase reflects net income of $41.4 million, $2.0 million from the issuance of shares through employee stock plans, $2.3 million from stock based compensation and a $4.1 million increase in other comprehensive income.  These increases were partially offset by common stock dividends declared of $28.8 million.  The change in other comprehensive income is comprised of a $7.7 million benefit based on the funded status of the Company’s employee retirement plans, a $1.0 million increase in the fair value of interest rate swaps designated as a cash flow hedge and a $4.6 million decrease in the MVA.  The benefit from the funded status of the Company’s employee retirement plans is primarily the result of terminating the Company’s post-retirement medical program for current and future employees.  Remaining plan participants will include only existing retirees, or those active and eligible employees who retired prior to December 31, 2010.  This change was accounted for as a negative plan amendment and was recognized in accumulated other comprehensive income in the fourth quarter of 2009.  Excluding accumulated other comprehensive income in both 2009 and 2008, capital rose by $17.0 million, or 3.0%.  Shares outstanding increased by 167 thousand during the year, added through employee stock plans.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 84 basis points to end the year at 8.23%. This was primarily the result of a 13.9% increase in Tier 1 capital primarily from net income generation and reduction of intangible asset levels, being much greater than the 2.2% year-over-year increase in fourth quarter average net assets (excludes investment market value adjustment, intangible assets net of related deferred tax liabilities and disallowed mortgage service rights) due mostly to organic deposit growth.  The tangible equity to tangible assets ratio was 6.14% at the end of 2010 versus 5.20% one year earlier.  The increase was due to the increase in common shareholders equity and reduction of intangible assets having a proportionally greater impact on tangible equity than the growth in tangible assets.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2010 of $31.2 million represented an increase of 8.1% over the prior year.  This growth was mostly due to dividends per share of $0.94 for 2010 increasing from $0.88 in 2009, a result of quarterly dividends per share being raised from $0.22 to $0.24 (+9.1%) in the second quarter of 2010.  The dividend payout ratio for this year was 49.2% compared to 69.5% in 2009, and 57.3% in 2008.  The payout ratio declined significantly in 2010 because dividends paid increased 8.1% while net income increased 53%.  In 2009, the dividends paid increased 9.6% in part due to the public issuance of 2.5 million common shares in October 2008 to support the Citizens acquisition while net income declined 9.8%.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company is capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management role.  The Bank has appointed the Asset Liability Committee to manage liquidity risk using policy guidelines and limits on indicators of a potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  These risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits ratio, deposits to total funding ratios and borrowings to total funding.

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

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2010, the Bank had $212 million of cash and cash equivalents of which $115 million are interest earning deposits held at the Federal Reserve.  The Bank also had $385 million in unused Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $795 million of unencumbered securities that could be pledged at the Federal Home Loan Bank or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2010, this ratio was 17.0% and 16.9% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the Company’s internal policy that requires a minimum of 7.5%.

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

The Bank manages liquidity risk by preparing a sources and uses statement over the next year.  The report will show management if there is a potential for a liquidity shortfall within the next year.   In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with low impact to low probability events with high impact.  The results of the stress tests as of December 31, 2010 indicate the Bank has sufficient sources of funds for 2011.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s Asset/Liability Management Committee.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations.  Such a crisis should be temporary in nature and would not involve a change in credit ratings.  A long-term funding crisis would most likely be the result of drastic credit deterioration at the Company.  Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2010 are summarized as follows:

Table 7: Intangible Assets

	Balance at	Additions/			Balance at
(000’s omitted)	December 31, 2009	Reclass	Amortization	Impairment	December 31, 2010
Banking Segment
Goodwill	$287,412	$0	$0	$0	$287,412
Other intangibles	45	0	45	0	0
Core deposit intangibles	15,933	0	5,036	0	10,897
Total	303,390	0	5,081	0	298,309
Other Segment
Goodwill	10,280	0	-	0	10,280
Other intangibles	4,001	0	876	0	3,125
Total	14,281	0	876	0	13,405
Total Banking and Other Segment	$317,671	$0	$5,957	$0	$311,714

Intangible assets at the end of 2010 totaled $311.7 million, a decrease of $6.0 million from the prior year-end due to $6.0 million of amortization during the year.   Intangible assets consist of goodwill, the value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2010 totaled $298 million, comprised of $288 million related to banking acquisitions and $10 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2010 and 2009 and no adjustments were necessary on the subsidiary bank or BPAS.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank, branch and BPAS acquisitions.

The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of changes in market and competitive conditions.  Its operating performance stabilized in 2006 and improved in 2007 and early 2008, however, the significant declines in the average equity market valuations experienced in 2008 and into 2009, changes in its mix of assets under management and market driven pricing compression resulted in meaningful revenue declines.  In connection with its on-going forecasting and planning processes, management determined that triggering events had occurred in both the fourth quarter of 2008 and again in the fourth quarter of 2009, and therefore the Nottingham goodwill was tested for impairment in both periods.  Based on the goodwill impairment analyses performed in the fourth quarters of both 2008 and 2009 the Company recognized impairment charges and wrote down the carrying value of the goodwill by $1.7 million in 2008 and $3.1 million in 2009.  The Company completed its goodwill impairment analyses during the first quarter of 2010 and no adjustment was necessary.  No further triggering event occurred in 2010.  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining $2.5 million goodwill balance.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2010	2009	2008	2007	2006
Consumer mortgage	$1,057,332	$1,044,589	$1,078,545	$992,351	$924,941
Business lending	1,023,286	1,066,730	1,042,999	969,727	947,356
Consumer installment	641,104	668,548	679,285	583,719	576,757
Home equity	304,641	319,618	335,311	275,258	252,504
Gross loans	3,026,363	3,099,485	3,136,140	2,821,055	2,701,558
Allowance for loan losses	(42,510)	(41,910)	(39,575)	(36,427)	(36,313)
Loans, net of allowance for loan losses	$2,983,853	$3,057,575	$3,096,565	$2,784,628	$2,665,245

As disclosed in Table 8 above, gross loans outstanding of $3.0 billion as of year-end 2010 declined $73.1 million or 2.4% compared to December 31, 2009.  The low interest rate environment led to strong consumer mortgage activity during 2010.   The consumer mortgage portfolio increased $12.7 million, despite the Company’s decision to not portfolio lower rate, longer-term assets, but instead sell such originations in 2010 in the secondary market.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $119.0 million in 2010, as compared to $177.8 million during 2009.  The business lending portfolio declined $43.4 million or 4.1% as compared to year-end 2009.  The consumer installment portfolio was down $27.4 million or 4.1%, reflective of the lower demand in the automotive industry.  The home equity portfolio decreased $15.0 million or 4.7% due primarily to pay downs associated with the high level of mortgage refinancing being conducted in the low interest rate environment as well as the heightened deleveraging activities being undertaken by consumers in the current economic environment.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2006 and 2010 was 2.9% comprised of approximately 1.9% organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the home equity and consumer mortgage segments, which grew at a 4.8% and 3.4% CAGR (including the impact of acquisitions), respectively, over that time frame.  The growth was primarily driven by robust mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period.  The consumer installment segment grew at a compounded annual growth rate of 2.7% from 2006 to 2010.  Consumer installment loans consist of personal loans as well as borrowings originated in automobile, marine and recreational vehicle dealerships.  The business lending segment grew at a compounded annual growth rate of 1.9% from 2006 to 2010 including acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 66% of loans outstanding at the end of 2010 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2010: commercial real estate (26%), healthcare (10%), general services (10%), agriculture (8%), restaurant & lodging (8%), retail trade (7%), manufacturing (7%), construction (5%), motor vehicle and parts dealers (4%), and wholesale trade (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 11%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (97%) and adjustable rate (3%) residential lending and includes no exposure to subprime, Alt-A, or other higher risk mortgage products.  Consumer mortgages increased $12.7 million or 1.2% in 2010.  During the year ended December 31, 2010, the Company originated and sold $119.0 million of longer-term fixed-rate residential mortgages, principally to Fannie Mae.  Consumer mortgage volume has been strong over the last few years due to historically low long-term interest rates and comparatively stable valuations in the Company’s primary markets.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage production.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property is characterized as the Company’s business lending activity.  The business-lending portfolio decreased $43.4 million or 4.1% in 2010.  Customer demand in this segment has remained soft due to economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $27.4 million or 4.1% from one year ago.  The origination and utilization of consumer installment loans has also encountered an extended period of soft demand due to lower consumer spending and deleveraging activities in response to weaker economic conditions.  Sales of both new and used vehicles remained somewhat depressed in 2009 and 2010 and this adversely impacted the Company’s ability to generate the same level of new loan volume it has in previous years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  A by-product of the still historically low new vehicle sales rates has been an improvement in used car valuations, where the majority of the Company’s installment lending is concentrated.  It is expected that improved economic conditions in the future will enable the Company to produce indirect loan growth more in line with longer-term historical experience.

Home equity loans declined $15.0 million or $4.7% from one year ago, as a result of home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred in 2010 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to the continued weak economic conditions.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2010:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$128,503	$402,771	$467,470	$998,744
Real estate – construction	24,542	0	0	24,542
Total	$153,045	$402,771	$467,470	$1,023,286

Fixed or predetermined interest rates	$83,969	$237,285	$184,470	$505,724
Floating or adjustable interest rates	69,076	165,486	283,000	517,562
Total	$153,045	$402,771	$467,470	$1,023,286

    (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2010	2009	2008	2007	2006
Nonaccrual loans
Consumer mortgage	$4,737	$4,077	$3,500	$2,860	$2,600
Business lending	9,715	11,207	6,730	3,358	6,580
Consumer installment	0	422	464	485	507
Home equity	926	558	428	437	420
Total nonaccrual loans	15,378	16,264	11,122	7,140	10,107
Accruing loans 90+ days delinquent
Consumer mortgage	2,308	891	392	185	714
Business lending	247	662	71	329	298
Consumer installment	227	62	79	108	30
Home equity	309	135	11	0	165
Total accruing loans 90+ days delinquent	3,091	1,750	553	622	1,207
Restructured loans
Business lending	0	896	1,004	1,126	1,275
Nonperforming loans
Consumer mortgage	7,045	4,968	3,892	3,045	3,314
Business lending	9,962	12,765	7,805	4,813	8,153
Consumer installment	227	484	543	593	537
Home equity	1,235	693	439	437	585
Total nonperforming loans	18,469	18,910	12,679	8,888	12,589

Other real estate (OREO)	2,011	1,429	1,059	1,007	1,838
Total nonperforming assets	$20,480	$20,339	$13,738	$9,895	$14,427

Allowance for loan losses / total loans	1.40%	1.35%	1.26%	1.29%	1.34%
Allowance for loan losses / nonperforming loans	230%	222%	312%	410%	288%
Nonperforming loans / total loans	0.61%	0.61%	0.40%	0.32%	0.47%
Nonperforming assets / total loans and other real estate	0.68%	0.66%	0.44%	0.35%	0.53%
Delinquent loans (30 days old to nonaccruing) to total loans	1.91%	1.48%	1.43%	1.10%	1.33%
Loan loss provision to net charge-offs	109%	131%	117%	76%	108%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2010 at $18.5 million, down approximately $0.4 million from one year earlier.  The ratio of nonperforming loans to total loans remained consistent with the prior year at 0.61%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.68% at year-end 2010, up two basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite weak economic conditions was the result of continued focus on maintaining strict underwriting standards, and enhanced collection and recovery efforts.  At year-end 2010, the Company was managing 22 OREO properties with a value of $2.0 million, as compared to 18 OREO properties with a value of $1.4 million a year earlier.  No single property has a carrying value in excess of $300,000.  Despite the increase in OREO balances, the current level still reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Approximately 54% of the nonperforming loans at December 31, 2010 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn, certain businesses’ financial performance and position have deteriorated, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 38% of nonperforming loans at December 31, 2010 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area are not experiencing the significant declines in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted  consumers and businesses alike and have resulted in higher nonperforming levels.  The remaining eight percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 230% at the end of 2010 compared to 222% at year-end 2009 and 312% at December 31, 2008, reflective of the higher level of nonperforming loans.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.91% of total loans outstanding, versus 1.48% at the end of 2009.  As of year-end 2010, total delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 1.56%, 2.03%, 2.24% and 1.71%, respectively.  These measures were 1.69%, 1.52%, 1.51% and 0.62%, respectively, as of December 31, 2009.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2010 was 1.61%, as compared to an average of 1.45% in 2009 and 1.20% in 2008, reflective of the underlying economic conditions during those time periods.

The changes in the allowance for loan losses for the last five years is as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2010	2009	2008	2007	2006

Allowance for loan losses at beginning of period	$41,910	$39,575	$36,427	$36,313	$32,581
Charge-offs:
Consumer mortgage	583	498	235	387	344
Business lending	3,950	3,324	2,516	1,088	3,787
Consumer installment	5,998	7,302	6,296	4,855	5,869
Home equity	181	36	29	110	33
Total charge-offs	10,712	11,160	9,076	6,440	10,033
Recoveries:
Consumer mortgage	71	28	184	86	107
Business lending	730	374	478	844	930
Consumer installment	3,299	3,249	2,668	2,848	2,923
Home equity	7	54	7	25	2
Total recoveries	4,107	3,705	3,337	3,803	3,962

Net charge-offs	6,605	7,455	5,739	2,637	6,071
Provision for loan losses	7,205	9,790	6,730	2,004	6,585
Allowance on acquired loans (1)	0	0	2,157	747	3,218

Allowance for loan losses at end of period	$42,510	$41,910	$39,575	$36,427	$36,313

Amount of loans outstanding at end of period	$3,026,363	$3,099,485	$3,136,140	$2,821,055	$2,701,558
Daily average of total loans	3,075,030	3,104,808	2,934,790	2,743,804	2,514,173
Net charge-offs / average loans outstanding	0.21%	0.24%	0.20%	0.10%	0.24%

(1) This addition is attributable to loans acquired from Citizens in 2008, TLNB in 2007, Elmira and ONB in 2006.

As displayed in Table 11 above, total net charge-offs in 2010 were $6.6 million, down $0.9 million from the prior year due to lower charge-offs in the consumer installment portfolios, partially offset by somewhat higher levels of charge-offs in the business lending, consumer mortgage and home equity portfolios.  Net charge-offs in 2009 were $1.7 million higher than 2008’s level, due to higher levels of net charge-offs in all portfolios; except home equity.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2010 was down three basis points from 2009 and was one basis point higher than 2008.  Gross charge-offs as a percentage of average loans was 0.35% in 2010 as compared to 0.36% in 2009 and 0.31% in 2008.  Continued strong recovery efforts were evidenced by recoveries of $4.1 million in 2010, representing 38% of average gross charge-offs for the latest two years, compared to 37% in 2009 and 43% in 2008.

Business loan net charge-offs increased in 2010, totaling $3.2 million or 0.31% of average business loans outstanding versus $3.0 million or 0.28% in 2009, reflective of the general deterioration in economic conditions.  Consumer installment loan net charge-offs decreased to $2.7 million this year from $4.1 million in 2009, with a net charge-off ratio of 0.41% in 2010 and 0.60% in 2009.  Higher used automobile valuations benefited consumer installment recovery efforts, which increased to 55% of current year gross charge-offs, compared to 44% in 2009.  Consumer mortgage net charge-offs increased slightly in 2010, and the net charge-off ratio increased one basis point to 0.05%.  Home equity net charges offs were $0.2 million in 2010 as compared to a small recovery in 2009.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the allowance for loan losses adequacy on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay.  Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: business lending, consumer direct, consumer indirect, consumer mortgage and home equity. The first calculation determines an allowance level based on the latest nine years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio-specific basis, as well as enhanced its use of both Company-specific and macro-economic qualitative factors.  These enhancements did not result in a significant change to the determined reserve levels.

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

The allowance for loan losses increased to $42.5 million at year-end 2010 from $41.9 million at the end of 2009.  The $0.6 million increase was primarily due to the higher levels of delinquent loans partially offset by the decline in total loan balances.  The ratio of the allowance for loan losses to total loans increased five basis points to 1.40% for year-end 2010 as compared to 1.35% for 2009 and 1.26% for 2008.  Management believes the year-end 2010 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision of $7.2 million in 2010 decreased by $2.6 million as a result of management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.23% in 2010 as compared to 0.32% in 2009 and 0.23% in 2008.  The loan loss provision was 109% of net charge-offs this year versus 131% in 2009 and 117% in 2008, reflective of the assessed risk in a declining portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2010		2009		2008		2007		2006
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$2,451	34.9%	$1,127	33.7%	$3,298	34.4%	$3,843	35.2%	$3,519	34.2%
Business lending	22,326	33.8%	23,577	34.4%	18,750	33.3%	17,284	34.4%	17,700	35.1%
Consumer installment	13,899	21.2%	13,664	21.6%	10,656	21.6%	7,446	20.7%	9,660	21.4%
Home equity	689	10.1%	374	10.3%	1,570	10.7%	814	9.7%	598	9.3%
Unallocated	3,145		3,168		5,301		7,040		4,836
Total	$42,510	100.0%	$41,910	100.0%	$39,575	100.0%	$36,427	100.0%	$36,313	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by its nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $5.3 million in 2008 to $3.2 million in 2009 to $3.1 million in 2010.  The declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

Funding Sources

The Company utilizes a variety of funding sources to support the earning asset base as well as to achieve targeted growth objectives.  Overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics: deposits of individuals, partnerships and corporations (IPC deposits), municipal deposits that are collateralized for amounts not covered by FDIC insurance (public funds) and external borrowings.  The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 13: Average Deposits

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$728,408	0.00%	$686,692	0.00%	$581,271	0.00%
Interest checking deposits	710,464	0.21%	642,572	0.28%	508,076	0.43%
Regular savings deposits	532,475	0.26%	481,655	0.26%	458,270	0.44%
Money market deposits	950,573	0.90%	710,911	1.18%	398,306	1.72%
Time deposits	1,030,995	1.86%	1,325,598	2.59%	1,360,275	3.82%
Total deposits	$3,952,915	0.77%	$3,847,428	1.19%	$3,306,198	1.91%

As displayed in Table 13 above, total average deposits for 2010 equaled $3.95 billion, up $105.5 million or 2.7% from the prior year.  Consistent with the Company’s focus on expanding core account relationships and reducing higher-cost time deposits, average non-time (“core”) deposit balances grew $400.1 million or 16% as compared to 2009 while time deposits balances were managed downward by $294.6 million or 22%.  This shift in mix also reflects the diminished rate differential between core and non-core deposits in the low interest rate environment.  Average deposits in 2009 were up $541.2 million or 16% from 2008.  Excluding the average deposits acquired from the Citizens branch acquisition, average deposits increased $67.0 million or 2.1% in 2009 as compared to 2008.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2010 with an average balance of $3.60 billion, an increase of $65.5 million or 1.9% over the comparable 2009 period.  Non-public, non-time deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $40.0 million or 12.6% during 2010.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change significantly from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits utilized by these customers has provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of this product, management considers municipal time deposit funding to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits in 2010 changed in comparison to 2009.  The weighting of non-time (interest checking, noninterest checking, savings and money market accounts) increased from their 2009 levels, while time deposits’ weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher-cost time deposits.  The average balance for time deposit accounts decreased from 34.5% of the total deposits in 2009 to 26.1% of total deposits this year.  Average core deposit balances increased from 65.5% of the total deposits in 2009 to 73.9% of total deposits this year.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 0.95% in 2010, as compared to 1.45% in 2009 and 2.31% in 2008.  The total cost of deposit funding including demand deposits also declined significantly in 2010 to 0.77% versus 1.19% in 2009, benefiting from the 6.1% increase in non-interest bearing checking accounts.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:
`
Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2010	2009
Less than three months	$37,128	$65,788
Three months to six months	41,585	62,629
Six months to one year	42,895	66,849
Over one year	66,015	55,162
Total	$187,623	$250,428

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers.  The Company also had approximately $102 million in fixed and floating-rate subordinated debt outstanding at the end of 2010 that is held by unconsolidated subsidiary trusts.  In the first quarter of 2008, the Company elected to redeem early $25 million of variable-rate trust preferred securities.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.

As shown in Table 15, year-end 2010 external borrowings totaled $830.5 million, a decrease of $26.3 million from 2009, primarily the result of maturing FHLB borrowings.  External borrowings averaged $839.3 million or 17.5% of total funding sources for all of 2010 as compared to $859.2 million or 18.3% of total funding sources for 2009.  The decrease in this ratio was primarily attributable to the maturing of certain borrowings and organic deposit growth throughout the year.

As displayed in Table 3 on page 26, the overall mix of funding has shifted over the past two years.  The percentage of funding derived from deposits increased to 82.5% in 2010 from 81.7% in 2009 and 78.6% in 2008.  Average FHLB borrowings decreased slightly during 2010, while average deposits increased due to organic growth.  During 2009 average FHLB borrowings decreased slightly while average deposits increased from both the Citizen acquisition and organic growth.  Average FHLB borrowings increased during 2008 in order to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that was provided by the Citizens branch acquisition.  In addition, drastically lower short-term external borrowing rates in the latter part of 2008 made this funding alternative more attractive in comparison to other sources such as time deposits, reflecting a very different environment than the one that existed in 2006 and 2007.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2010	2009	2008
Federal funds purchased	$0	$0	$0
Federal Home Loan Bank advances	728,428	754,739	760,471
Commercial loans sold with recourse	26	30	36
Capital lease obligation	6	10	51
Subordinated debt held by unconsolidated subsidiary trusts	102,024	101,999	101,975
Balance at end of period	$830,484	$856,778	$862,533

Daily average during the year	$839,314	$859,155	$901,909
Maximum month-end balance	$856,692	$862,466	$1,080,663
Weighted-average rate during the year	4.29%	4.37%	4.35%
Weighted-average year-end rate	3.81%	3.88%	4.13%

The following table shows the contractual maturities of various obligations as of December 31, 2010:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
Federal Home Loan Bank advances	$0	$428	$140,000	$588,000	$728,428
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,024	102,024
Commercial loans sold with recourse	0	0	26	0	26
Capital lease obligation	0	6	0	0	6
Operating leases	3,737	6,614	3,569	4,946	18,866
Unrecognized tax benefits	98	0	0	0	98
Total	$3,835	$7,048	$143,595	$694,970	$849,448

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2010	2009
Commitments to extend credit	$445,625	$573,179
Standby letters of credit	21,456	19,121
Total	$467,081	$592,300

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

The book value of the Company’s investment portfolio increased  $258.0 million to $1.732 billion at year-end 2010.  During the first quarter of 2010 a portion of the Company’s excess liquidity was used to purchase U.S. Treasury securities.  Average investment balances including cash equivalents (book value basis) for 2010 increased $126.7 million or 7.6% versus the prior year driven by deposit growth and the decline in loan balances. Investment interest income in 2010 was $5.4 million or 6.8% higher than the prior year as a result of the higher average balances in the portfolio, partially offset by a three-basis point decrease in the average investment yield from 4.73% to 4.70%.  During 2010 interest rates continued to be low, and as a result, cash flows from maturing investments were reinvested at slightly lower interest rates.  Partially offsetting this, was the redeployment of cash equivalents into $315 million of U.S. Treasury securities at higher yields.

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

Other than the pooled trust preferred securities discussed below, the investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating).  The majority of the municipal bonds are AA-rated.  The portfolio does not include any private label mortgage backed securities (MBSs) or private label collateralized mortgage obligations (CMOs).   The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities and a decrease in the proportion of mortgage-backed securities and small decreases in all other security categories.

Sixty-two percent of the investment portfolio was classified as available-for-sale at year-end 2010, versus 74% at the end of 2009 due to the purchase of $342.7 million of securities that were categorized as held to maturity.  The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2010 was $9.9 million, down $2.8 million from one year earlier.  This decrease is indicative of the interest rate movements and changing spreads during the respective time periods and the changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $22.9 million of net unrealized gains as of December 31, 2010.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,100	$499,642	$153,761	$155,408	$61,910	$64,268
Government agency mortgage-backed securities	56,891	59,644	112,162	114,125	0	0
Obligations of state and political subdivisions	67,864	66,450	69,939	71,325	15,784	16,004
Other securities	53	53	74	74	101	101
Total held-to-maturity portfolio	602,908	625,789	335,936	340,932	77,795	80,373

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	281,826	304,057	302,430	321,740	382,301	411,783
Obligations of state and political subdivisions	518,216	522,218	462,161	475,410	538,008	547,939
Corporate debt securities	25,523	27,157	35,561	37,117	35,596	35,152
Government agency collateralized mortgage obligations	9,904	10,395	10,917	11,484	25,464	25,700
Pooled trust preferred securities	69,508	41,993	71,002	44,014	72,535	49,865
Government agency mortgage-backed securities	170,673	179,716	201,361	206,407	188,560	192,054
Marketable equity securities	380	427	379	375	393	393
Available-for-sale portfolio	1,076,030	1,085,963	1,083,811	1,096,547	1,242,857	1,262,886
Net unrealized gain on available-for-sale portfolio	9,933	0	12,736	0	20,029	0
Total available-for-sale portfolio	1,085,963	1,085,963	1,096,547	1,096,547	1,262,886	1,262,886
Other Securities:
Federal Home Loan Bank common stock	37,301	37,301	38,410	38,410	38,056	38,056
Federal Reserve Bank common stock	12,378	12,378	12,378	12,378	12,383	12,383
Other equity securities	3,774	3,774	3,856	3,856	3,891	3,891
Total other securities	53,453	53,453	54,644	54,644	54,330	54,330

Total	$1,742,324	$1,765,205	$1,487,127	$1,492,123	$1,395,011	$1,397,589

Included in the available-for-sale portfolio, as detailed in Table 18, are pooled trust preferred, class A-1 securities with a current par value of $71.1 million and unrealized losses of $27.5 million at December 31, 2010.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 31% - 39% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.  The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed at December 31, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at December 31, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s average earning assets for the year ending December 31, 2010 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 19: Pooled Trust Preferred Securities as of December 31, 2010

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 12/31/10	$22,395	$23,227	$23,886
Fair value at 12/31/10	12,894	14,824	14,275
Unrealized loss at 12/31/10	$9,501	$8,403	$9,611
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	30.2%	27.1%	20.5%
Excess subordination	27.0%	31.2%	36.6%

The following table sets forth as of December 31, 2010, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 20: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$62,447	$400,658	$14,995	$478,100
Government agency mortgage-backed securities(2)	0	0	0	56,891	56,891
Obligations of state and political subdivisions	9,911	1,040	1,320	55,593	67,864
Other securities	3	50	0	0	53
Held-to-maturity portfolio	$9,914	$63,537	$401,978	$127,479	$602,908
Weighted-average yield (1)	2.98%	3.83%	3.32%	3.88%	3.49%

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$56,441	$24,482	$149,259	$51,644	$281,826
Obligations of state and political subdivisions	26,259	123,066	148,134	220,757	518,216
Corporate debt securities	1,501	24,022	0	0	25,523
Government agency collateralized mortgage obligations (2)	0	1,153	7,983	768	9,904
Pooled trust preferred securities	0	0	0	69,508	69,508
Government agency mortgage-backed securities (2)	10	3,867	462	166,334	170,673
Available-for-sale portfolio	$84,221	$176,590	$305,838	$509,011	$1,075,650
Weighted-average yield (1)	4.53%	4.10%	4.68%	4.24%	4.37%

(1) Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 58 for additional accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page 36.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 44, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities comprise 60% of the total portfolio and are 100% AAA rated.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 35% of the total portfolio, of which, 95% carry a minimum rating of A.  The remaining 5% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have any material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

Interest Rate Risk
Interest rate risk (“IRR”) can result from: the timing differences in the maturity/repricing of an institution's assets, liabilities, and off-balance-sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; and differences in the behavior of lending and funding rates, sometimes referred to as basis risk.  An example of basis risk would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2010 asset and liability levels as a starting point.

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

Net Interest Income Sensitivity Model

	Calculated Increase (Decrease) in Projected Net Income at December 31,
Changes in Interest Rates	2010	2009
+200 basis points	$1,641,000	$5,757,000
0 basis points (normalized yield curve)	($1,339,000)	($3,139,000)

In the 2010 and 2009 models, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment while there is interest rate risk exposure if rates were to move to a historical normalized yield curve.  The increase in a rising rate environment is largely due to slower investment cash flows, a higher reinvestment rate and the repricing of assets to higher rates offset by the increase of deposit rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

For the 2010 and 2009 models, the Bank continues to show interest rate risk exposure if the yield curve shifts to a normalized level despite Fed Funds trading at a range of 0 – 25 basis points.  In the 0 basis point model (normalized yield curve), longer-term rates are lowered to levels more consistent with historical norms.  In this model, net interest income declines during the first twelve months as investment cash flows increase, assets reprice to lower rates and corresponding deposits are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further in this scenario, and thus, the (normalized yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 48 through 87 of this item.

•	Consolidated Statements of Condition,
December 31, 2010 and 2009

•	Consolidated Statements of Income,
Years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements,
December 31, 2010

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2010 and 2009 are contained on page 88.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$211,837	$361,876

Available-for-sale investment securities (cost of $1,076,030 and $1,083,811 respectively)	1,085,963	1,096,547

Held-to-maturity investment securities (fair value of $625,789 and $340,932, respectively)	602,908	335,936

Other securities, at cost	53,453	54,644

Loans held for sale, at fair value	3,952	1,779

Loans	3,026,363	3,099,485
Allowance for loan losses	(42,510)	(41,910)
Net loans	2,983,853	3,057,575

Core deposit intangibles, net	10,897	15,933
Goodwill	297,692	297,692
Other intangibles, net	3,125	4,046
Intangible assets, net	311,714	317,671

Premises and equipment, net	81,561	76,896
Accrued interest receivable	26,136	25,139
Other assets	83,129	74,750

Total assets	$5,444,506	$5,402,813

Liabilities:
Noninterest-bearing deposits	$741,166	$736,816
Interest-bearing deposits	3,192,879	3,187,670
Total deposits	3,934,045	3,924,486

Borrowings	728,460	754,779
Subordinated debt held by unconsolidated subsidiary trusts	102,024	101,999
Accrued interest and other liabilities	72,719	55,852
Total liabilities	4,837,248	4,837,116

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 34,131,289 and
33,630,700 shares issued, respectively	34,131	33,631
Additional paid-in capital	225,543	216,481
Retained earnings	374,700	342,539
Accumulated other comprehensive loss	(9,340)	(8,784)
Treasury stock, at cost (812,346 and 830,392 shares, respectively)	(17,776)	(18,170)
Total shareholders' equity	607,258	565,697

Total liabilities and shareholders' equity	$5,444,506	$5,402,813

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2010	2009	2008
Interest income:
Interest and fees on loans	$178,703	$185,119	$186,833
Interest and dividends on taxable investments	47,241	40,030	41,022
Interest and dividends on nontaxable investments	22,337	23,633	23,004
Total interest income	248,281	248,782	250,859

Interest expense:
Interest on deposits	30,559	45,776	63,080
Interest on borrowings	30,078	31,353	32,368
Interest on subordinated debt held by unconsolidated subsidiary trusts	5,960	6,153	6,904
Total interest expense	66,597	83,282	102,352

Net interest income	181,684	165,500	148,507
Less: provision for loan losses	7,205	9,790	6,730
Net interest income after provision for loan losses	174,479	155,710	141,777

Noninterest income:
Deposit service fees	43,358	41,285	35,598
Other banking services	5,985	5,841	3,210
Benefit trust, administration, consulting and actuarial fees	29,616	27,771	25,788
Trust, investment and asset management fees	9,833	8,631	8,648
Gain on investment securities and debt extinguishments	0	7	230
Total noninterest income	88,792	83,535	73,474

Operating expenses:
Salaries and employee benefits	91,399	92,690	82,962
Occupancy and equipment	22,933	23,185	21,256
Data processing and communications	20,720	20,684	16,831
Amortization of intangible assets	5,957	8,170	6,906
Legal and professional fees	5,532	5,240	4,565
Office supplies and postage	5,469	5,243	5,077
Business development and marketing	5,237	6,086	5,288
FDIC insurance premiums	5,838	8,610	1,678
Goodwill impairment	0	3,079	1,745
Special charges/acquisition expenses	1,365	1,716	1,399
Other	12,436	11,475	10,855
Total operating expenses	176,886	186,178	158,562

Income before income taxes	86,385	53,067	56,689
Income taxes	23,065	11,622	10,749
Net income	$63,320	$41,445	$45,940

Basic earnings per share	$1.91	$1.26	$1.50
Diluted earnings per share	$1.89	$1.26	$1.49
Cash dividends declared per share	$0.94	$0.88	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2008, 2009 and 2010
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$478,784
Net income				45,940			45,940
Other comprehensive income, net of tax					(13,566)		(13,566)
Dividends declared:
Common, $0.86 per share				(26,307)			(26,307)
Common stock issued under employee stock plan, including tax benefits of $926	468,671	468	7,261				7,729
Stock-based compensation			2,620				2,620
Common stock issuance	2,530,000		(5,910)			55,361	49,451
Balance at December 31, 2008	32,633,404	33,468	212,400	329,914	(12,864)	(18,267)	544,651
Net income				41,445			41,445
Other comprehensive income, net of tax					4,080		4,080
Dividends declared:
Common, $0.88 per share				(28,820)			(28,820)
Common stock issued under employee stock plan, including tax benefits of $213	166,904	163	981			97	1,241
Stock-based compensation			3,100				3,100
Balance at December 31, 2009	32,800,308	33,631	216,481	342,539	(8,784)	(18,170)	565,697
Net income				63,320			63,320
Other comprehensive income, net of tax					(556)		(556)
Dividends declared:
Common, $0.94 per share				(31,159)			(31,159)
Common stock issued under employee stock plan, including tax benefits of $842	518,635	500	5,539			394	6,433
Stock-based compensation			3,523				3,523
Balance at December 31, 2010	33,318,943	$34,131	$225,543	$374,700	($9,340)	($17,776)	$607,258

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Change in accumulated unrealized gains (losses) for pension and other postretirement obligations	$9	$12,434	($21,503)
Change in unrealized gains and (losses) on derivative instruments used in cash flow hedging relationships	1,861	1,628	(4,476)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(2,803)	(7,286)	3,077
Reclassification adjustment for gains included in net income	0	(7)	(230)
Other comprehensive gain (loss), before tax	(933)	6,769	(23,132)
Income tax (expense) benefit related to other comprehensive loss	377	(2,689)	9,566
Other comprehensive gain (loss) income, net of tax	(556)	4,080	(13,566)
Net income	63,320	41,445	45,940
Comprehensive income	$62,764	$45,525	$32,374

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$63,320	$41,445	$45,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,219	10,299	9,463
Amortization of intangible assets	5,957	8,170	6,906
Impairment of goodwill	0	3,079	1,745
Net amortization(accretion) of premiums & discounts on securities, loans and borrowings	2,249	2,141	(926)
Stock-based compensation	3,523	3,100	2,620
Provision for loan losses	7,205	9,790	6,730
Provision for deferred income taxes	9,199	3,434	3,999
Amortization of mortgage servicing rights	769	731	660
Income on bank-owned life insurance policies	(458)	(476)	(637)
Gain on investment securities and debt extinguishments	0	(7)	(230)
Net gain on sale of loans and other assets	(1,032)	(1,098)	(75)
Net change in loans originated for sale	(309)	1,092	51
Change in other operating assets and liabilities	(3,554)	(37,566)	(19,158)
Net cash provided by operating activities	97,088	44,134	57,088
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	27	21,613
Proceeds from sales of other securities	1,201	0	816
Proceeds from maturities of held-to-maturity investment securities	76,081	108,927	70,192
Proceeds from maturities of available-for-sale investment securities	157,563	253,629	324,888
Purchases of held-to-maturity investment securities	(345,187)	(369,374)	(14,794)
Purchases of available-for-sale investment securities	(149,883)	(94,339)	(401,727)
Purchases of other securities	0	(390)	(102)
Net decrease/(increase) in loans	68,691	29,200	(210,031)
Cash (paid)/received for acquisitions, net of cash acquired of $0, $0, and $2,610, respectively	0	(358)	372,779
Capital expenditures	(15,716)	(13,894)	(10,997)
Net cash (used in)/provided by by investing activities	(207,250)	(86,572)	152,637
Financing activities:
Net change in noninterest checking, checking, and savings accounts	246,453	491,821	66,090
Net change in time deposits	(236,893)	(268,147)	(158,790)
Net change in borrowings, net of payments of $318, $298 and $799	(26,318)	(5,779)	(66,834)
Issuance of common stock	6,433	1,241	57,180
Cash dividends paid	(30,394)	(28,788)	(25,367)
Tax benefits from share-based payment arrangements	842	213	926
Net cash (used in)/provided by financing activities	(39,877)	190,561	(126,795)
Change in cash and cash equivalents	(150,039)	148,123	82,930
Cash and cash equivalents at beginning of year	361,876	213,753	130,823
Cash and cash equivalents at end of year	$211,837	$361,876	$213,753
Supplemental disclosures of cash flow information:
Cash paid for interest	$67,485	$85,011	$104,396
Cash paid for income taxes	12,630	5,434	9,855
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,976	7,211	7,179
Transfers from loans to other real estate	3,839	2,373	1,284
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	0	63	111,836
Fair value of liabilities assumed	0	0	565,674

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC, Harbridge Consulting Group LLC, and Hand Benefits & Trust, Inc. (“HB&T”), which owns two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines  (see Note P).

The Bank operates 149 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily is an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.   CBNA Insurance is a full service insurance agency offering primarily property and casualty products.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Variable Interest Entities  (“VIE”) are required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The Company’s wholly-owned subsidiaries, Community Capital Trusts III and IV, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2010.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

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

The specific identification method is used in determining the realized gains and losses on sales of investment securities and other-than-temporary impairment charges.  Premiums and discounts on securities are amortized and accreted, respectively, on the interest method basis over the period to maturity or estimated life of the related security.  Purchases and sales of securities are recognized on a trade date basis.

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

Impaired and Other Nonaccrual Loans
The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection.  A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible.  This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower’s financial condition.

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

•
Loans secured by 1-4 family residential real estate are generally charged-off to the extent outstanding principal exceeds the fair value of the property, less estimated costs to sell, and are recognized when the loan becomes 180 days past due.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan categories:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation determines an allowance level based on historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition. As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio specific basis, as well as enhanced its use of both Company specific and macro economic qualitative factors.  These enhancements did not result in a significant change to the determined reserve levels.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation.  Computer software costs that are capitalized only include external direct costs of obtaining and installing the software.  The Company has not developed any internal use software.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to ten years for equipment; three to seven years for software and hardware; and 10 to 40 years for building and building improvements.  Land improvements are depreciated over 15 years and leasehold improvements are amortized over the shorter of the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset. Maintenance and repairs are charged to expense as incurred.

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at the lower of cost or fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2010 and 2009, other real estate, included in other assets, amounted to $2.0 million and $1.4 million, respectively.

Mortgage Servicing Rights
Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income or loss.  The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights.  In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds.  The carrying value of the originated mortgage servicing rights is included in other assets and is evaluated quarterly for impairment using these same market assumptions.

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

Advertising
Advertising costs amounting to approximately $2.0 million, $2.7 million and $2.2 million for the years ending December 31, 2010, 2009 and 2008, respectively, are nondirect response in nature and expensed as incurred.

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

Fair Values of Financial Instruments
The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from this disclosure requirement.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair values of investment securities, loans, deposits, and borrowings have been disclosed in Note R.

Reclassifications
Certain reclassifications have been made to prior years’ balances to conform to the 2010 presentation.

Subsequent Events
Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued.  The Company recognizes in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.

New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance requires new disclosures as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for the Company for first quarter 2010 reporting, with the exception of item 3, which is effective beginning with first quarter 2011 reporting and will not impact the Company’s consolidated financial statements.

In December 2010, FASB issued an amendment to FASB ASC Topic 805, Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In December 2010, FASB issued an amendment to FASB ASC Topic 350, Intangibles — Goodwill and Other. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect it to have a material effect on the Company’s financial position or results of operations.

In January 2011, the FASB issued an update (ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20) deferring the effective date for the troubled debt restructuring disclosure requirements in ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. These disclosure requirements are expected to become effective concurrently with the FASB’s proposed guidance on accounting for troubled debt restructurings later in 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

NOTE B:  ACQUISITIONS

Wilber Acquisition
On October 25, 2010, the Company announced that it has entered into a definitive agreement to acquire The Wilber Corporation (“Wilber”), parent company of the Wilber National Bank in Oneonta, NY, for $101.8 million in stock and cash.  The acquisition will extend the Company’s Central New York service area to the contiguous Central Leatherstocking, Greater Capital District and Catskills regions of Upstate New York.  The acquisition is expected to close during the second quarter of 2011, pending both customary regulatory and Wilber shareholder approval.  Upon the completion of the merger, Community Bank will add 22 branch locations in eight counties and approximately $870 million of assets, including loans of $510 million, and over $720 million of deposits.  The Company expects to incur certain one-time, transaction-related costs in 2011.

Citizens Branches Acquisition
On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all-cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 13%.  The results of operations for the 18 branches acquired from Citizens have been included in the consolidated financial statements since that date.  In support of the transaction, the Company issued approximately $50 million of equity capital in the form of common stock in October 2008.

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

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,100	$21,571	$29	$499,642	$153,761	$2,185	$538	$155,408
Government agency mortgage-backed securities	56,891	2,753	0	59,644	112,162	1,963	0	114,125
Obligations of state and political subdivisions	67,864	277	1,691	66,450	69,939	1,496	110	71,325
Other securities	53	0	0	53	74	0	0	74
Total held-to-maturity portfolio	602,908	$24,601	$1,720	625,789	335,936	$5,644	$648	340,932

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	518,216	$10,197	$6,195	522,218	462,161	$15,132	$1,883	475,410
U.S. Treasury and agency securities	281,826	22,231	0	304,057	302,430	19,339	29	321,740
Government agency mortgage-backed securities	170,673	9,159	116	179,716	201,361	6,088	1,042	206,407
Pooled trust preferred securities	69,508	0	27,515	41,993	71,002	0	26,988	44,014
Corporate debt securities	25,523	1,634	0	27,157	35,561	1,556	0	37,117
Government agency collateralized mortgage obligations	9,904	491	0	10,395	10,917	567	0	11,484
Marketable equity securities	380	54	7	427	379	2	6	375
Subtotal	1,076,030	43,766	33,833	1,085,963	1,083,811	42,684	29,948	1,096,547
Net unrealized gain on available-for-sale portfolio	9,933			–	12,736			–
Total available-for-sale portfolio	1,085,963	$43,766	$33,833	1,085,963	1,096,547	$42,684	$29,948	1,096,547
Other Securities:
Federal Home Loan Bank common stock	37,301			37,301	38,410			38,410
Federal Reserve Bank common stock	12,378			12,378	12,378			12,378
Other equity securities	3,774			3,774	3,856			3,856
Total other securities	53,453			53,453	54,644			54,644

Total	$1,742,324			$1,765,205	$1,487,127			$1,492,123

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$14,967	$29	$0	$0	$14,967	$29
Obligations of state and political subdivisions	43,851	1,691	0	0	43,851	1,691
Total held-to-maturity portfolio	58,818	1,720	0	0	58,818	1,720

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	197,066	5,705	4,049	490	201,115	6,195
Pooled trust preferred securities	0	0	41,993	27,515	41,993	27,515
Government agency mortgage-backed securities	14,690	116	0	0	14,690	116
Marketable equity securities	210	2	11	5	221	7
Total available-for-sale portfolio	211,966	5,823	46,053	28,010	258,019	33,833

Total investment portfolio	$270,784	$7,543	$46,053	$28,010	$316,837	$35,553

As of December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$67,435	$538	$0	$0	$67,435	$538
Obligations of state and political subdivisions	10,408	110	0	0	10,408	110
Total held-to-maturity portfolio	77,843	648	0	0	77,843	648

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31,179	854	4,074	1,029	35,253	1,883
U.S. Treasury and agency securities	973	29	0	0	973	29
Pooled trust preferred securities	0	0	44,014	26,988	44,014	26,988
Government agency mortgage-backed securities	32,636	523	6,403	519	39,039	1,042
Marketable equity securities	19	6	0	0	19	6
Total available-for-sale portfolio	64,807	1,412	54,491	28,536	119,298	29,948

Total investment portfolio	$142,650	$2,060	$54,491	$28,536	$197,141	$30,596

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $71.1 million and unrealized losses of $27.5 million at December 31, 2010.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 31% - 39% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than- temporary impairment did not exist at December 31, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company  is not more likely than not  to sell the underlying security.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are largely general purpose debt obligations of various states and political subdivisions.  The majority of the municipal portfolio carries a credit rating of A or better, as well as, a secondary level of credit enhancement.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$9,914	$10,010	$84,201	$86,193
Due after one through five years	63,537	67,002	171,570	179,674
Due after five years through ten years	401,978	420,226	297,393	316,042
Due after ten years	70,588	68,907	341,909	313,516
Subtotal	546,017	566,145	895,073	895,425
Collateralized mortgage obligations	0	0	9,904	10,395
Mortgage-backed securities	56,891	59,644	170,673	179,716
Total	$602,908	$625,789	$1,075,650	$1,085,536

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2010	2009	2008
Proceeds from the sales of investment securities	$100	$297	$21,667
Gross gains on sales of investment securities	0	7	559
Gross losses on sales of investment securities	0	0	329
Proceeds from the maturities of mortgage-backed securities and CMO's	93,171	101,176	25,742
Purchases of mortgage-backed securities and CMO's	9,132	214,275	132,505

Investment securities with a carrying value of $848.6 million and $810.8 million at December 31, 2010 and 2009, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance.  Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on a property.  Business lending is comprised of general purpose commercial and industrial loans including agricultural-related and dealer floor plans, as well as mortgages on commercial property.  Consumer installment – indirect consists primarily of loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.  Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.  Consumer installment – direct are all other loans to consumers such as personal installment loans and lines of credit.  Loans at December 31 are summarized as follows:

(000's omitted)	2010	2009
Consumer mortgage	$1,057,332	$1,044,589
Business lending	1,023,286	1,066,730
Consumer installment - indirect	494,529	528,791
Home equity	304,641	319,618
Consumer installment - direct	146,575	139,757
Gross loans, including deferred origination costs	3,026,363	3,099,485
Allowance for loan losses	(42,510)	(41,910)
Loans, net of allowance for loan losses	$2,983,853	$3,057,575

The Company had approximately $12.3 million and $12.5 million of net deferred loan origination costs as of December 31, 2010 and 2009, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2010.

(000's omitted)	2010	2009
Balance at beginning of year	$28,289	$23,169
New loans	3,050	9,216
Payments	(12,574)	(4,096)
Balance at end of year	$18,765	$28,289

Credit Quality

Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of December 31, 2010

(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,614	$2,308	$4,737	$23,659	$1,033,673	$1,057,332
Business lending	5,965	247	9,715	15,927	1,007,359	1,023,286
Consumer installment - indirect	10,246	131	0	10,377	484,152	494,529
Home equity	3,960	309	926	5,195	299,446	304,641
Consumer installment – direct	2,514	96	0	2,610	143,965	146,575
Total	$39,299	$3,091	$15,378	$57,768	$2,968,595	$3,026,363

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2009:
(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$10,763	$891	$4,077	$15,731	$1,028,858	$1,044,589
Business lending	5,240	662	12,103	18,005	1,048,725	1,066,730
Consumer installment – indirect	6,877	29	54	6,960	521,831	528,791
Home equity	1,279	135	558	1,972	317,646	319,618
Consumer installment – direct	2,824	33	368	3,225	136,532	139,757
Total	$26,983	$1,750	$17,160	$45,893	$3,053,592	$3,099,485

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, or “classified”.  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  The following are the definitions of the Company’s credit quality indicators:

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

The following table shows the amount of business lending loans by credit quality category:

(000’s omitted)	December 31, 2010	December 31, 2009
Pass	$753,252	$790,925
Special Mention	159,906	152,178
Classified	110,128	123,627
Total	$1,023,286	$1,066,730

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

The following table details the balances in all other loan categories at December 31, 2010:

(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,052,595	$494,529	$303,715	$146,575	$1,997,414
Nonperforming	4,737	0	926	0	5,663
Total	$1,057,332	$494,529	$304,641	$146,575	$2,003,077

The following table details the balances in all other loan categories at December 31, 2009:

(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,040,512	$528,737	$319,060	$139,389	$2,027,698
Nonperforming	4,077	54	558	368	5,057
Total	$1,044,589	$528,791	$319,618	$139,757	$2,032,755

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of impaired loans as of December 31, 2010 and 2009 are summarized as follows:

(000’s omitted)	2010	2009
Loans with reserve	$1,465	$7,393
Loans without reserve	3,846	1,090
Carrying balance	5,311	8,483
Contractual balance	7,042	9,112
Specifically allocated allowance	762	1,389
Average impaired loans	9,752	9,606
Interest income recognized	263	247
Troubled debt restructured loans	0	896

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Balance at December 31, 2008	$3,298	$18,750	$1,570	$2,625	$8,031	$5,301	$39,575
Charge-offs	(498)	(3,324)	(36)	(1,928)	(5,374)	0	(11,160)
Recoveries	28	374	54	731	2,518	0	3,705
Provision	(1,701)	7,777	(1,214)	2,232	4,829	(2,133)	9,790
Balance at December 31, 2009	1,127	23,577	374	3,660	10,004	3,168	41,910
Charge-offs	(583)	(3,950)	(181)	(1,719)	(4,279)	0	(10,712)
Recoveries	71	730	7	730	2,569	0	4,107
Provision	1,836	1,969	489	1,306	1,628	(23)	7,205
Balance at December 31, 2010	$2,451	$22,326	$689	$3,977	$9,922	$3,145	$42,510

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

Mortgage Servicing Rights

Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold.  The Company’s portfolio of residential mortgage loans serviced for third parties was $496 million and $452 million as of December 31, 2010 and 2009, respectively.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  Upon sale, a mortgage servicing right (“MSR”) is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities.  The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are carried in other assets at the lower of the initial capitalized amount, net of accumulated amortization or fair value.  Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition.  The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2010	2009
Balance at beginning of period	$2,551	$1,346
Additions	991	1,936
Amortization	(769)	(731)
Carrying value before valuation allowance at end of period	2,773	2,551
Valuation allowance balance at beginning of period	(80)	0
Impairment charges	(351)	(330)
Impairment recoveries	80	250
Valuation allowance balance at end of period	(351)	(80)
Net carrying value at end of period	$2,422	$2,471
Fair value of MSRs at end of period	$2,422	$2,835
Principal balance of loans sold during the year	$119,019	$177,764
Principal balance of loans serviced for others	$496,269	$452,211
Custodial escrow balances maintained in connection with loans serviced for others	$6,139	$5,958

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2010	2009
Weighted-average contractual life (in years)	20.2	20.4
Weighted-average constant prepayment rate (CPR)	19.23%	11.96%
Weighted-average discount rate	4.86%	5.24%

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2010	2009
Land and land improvements	$13,300	$13,631
Bank premises owned	76,980	74,649
Equipment and construction in progress	71,863	69,160
Premises and equipment, gross	162,143	157,440
Less: Accumulated depreciation	(80,582)	(80,544)
Premises and equipment, net	$81,561	$76,896

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	As of December 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($49,698)	$10,897	$60,595	($44,662)	$15,933
Other intangibles	7,894	(4,769)	3,125	7,894	(3,848)	4,046
Total amortizing intangibles	$68,489	($54,467)	$14,022	$68,489	($48,510)	$19,979

Shown below are the components of the Company’s goodwill at December 31, 2010 and 2009:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2008	Activity	December 31, 2009	Activity	December 31, 2010
Goodwill	$302,894	($378)	$302,516	$0	$302,516
Accumulated impairment	(1,745)	(3,079)	(4,824)	0	(4,824)
Goodwill, net	$301,149	($3,457)	$297,692	$0	$297,692

During the first quarter, the Company performed its annual internal valuation of goodwill for impairment by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  As a result of the significant declines the equity markets experienced in 2009, management determined a triggering event had occurred and the goodwill associated with Nottingham Advisors Inc. (“Nottingham”), one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2009.   As a result, the Company recognized an impairment charge of $3.1 million on the carrying value of the goodwill associated with Nottingham.  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining goodwill balance of $2.5 million.  See further details of the evaluation of goodwill for impairment in Note R.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2011	$3,488
2012	2,901
2013	2,260
2014	1,703
2015	1,196
Thereafter	2,474
Total	$14,022

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2010	2009
Noninterest checking	$741,166	$736,816
Interest checking	721,391	690,830
Savings	546,649	496,907
Money market	1,003,973	842,174
Time	920,866	1,157,759
Total deposits	$3,934,045	$3,924,486

At December 31, 2010 and 2009, time certificates of deposit in denominations of $100,000 and greater totaled $187.6 million and $250.4 million, respectively.  The approximate maturities of these time deposits at December 31, 2010 are as follows:

(000's omitted)	Amount
2011	$121,608
2012	41,417
2013	11,469
2014	6,234
2015	6,793
Thereafter	102
Total	$187,623

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2010	2009
Federal Home Loan Bank advances	$728,428	$754,739
Commercial loans sold with recourse	26	30
Capital lease obligation	6	10
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $503 and $528, respectively	102,024	101,999
Total borrowings	$830,484	$856,778

The weighted-average interest rate on borrowings for the years ended December 31, 2010 and 2009 were 4.29% and 4.37%, respectively.  Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2010 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted - average Rate
July 15, 2012	$6	4.30%
January 17, 2013	428	4.00%
November 23, 2014	26	2.75%
June 22, 2015 (Callable)	50,000	3.62%
October 14, 2015 (Callable)	15,000	3.95%
November 10, 2015 (Callable)	75,000	4.24%
January 27, 2016 (Callable)	10,000	3.98%
May 19, 2016 (Callable)	100,000	4.72%
August 8, 2016 (Callable)	60,000	4.28%
October 11, 2016 (Callable)	25,000	4.62%
October 11, 2016 (Callable)	25,000	4.35%
July 31, 2017 (Callable)	50,000	4.05%
July 31, 2017 (Callable)	50,000	4.04%
July 31, 2017 (Callable)	100,000	4.03%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
January 25, 2018 (Callable)	10,000	2.73%
July 31, 2031	24,704	3.87%
December 15, 2036	77,320	1.90%
Total	$830,484	3.81%

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

	Issuance		Interest	Maturity	Call	Call
	Date	Amount	Rate	Date	Provision	Price
III	7/31/2001	24,450	3 month LIBOR plus 3.58% (3.87%)	7/31/2031	5 year beginning 2006	101.5% declining to par in 2011
IV	12/8/2006	75,000	3 month LIBOR plus 1.65% (1.90%)	12/15/2036	5 year beginning 2012	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $3.4 million and $2.9 million was recognized due to the interest rate swap agreement as of December 31, 2010 and 2009, respectively.

NOTE I:  INCOME TAXES

The 2009 provision for income taxes includes $0.7 million of non-recurring state tax expense for a New York State license fee.  The provision for income taxes includes a $1.7 million benefit in 2008, related to the settlement and a related change in a position taken on certain previously unrecognized tax positions.  The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2010	2009	2008
Current:
Federal	$13,090	$6,400	$9,382
State and other	776	1,788	(2,632)
Deferred:
Federal	7,633	3,929	3,438
State and other	1,566	(495)	561
Provision for income taxes	$23,065	$11,622	$10,749

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2010	2009
Allowance for loan losses	$16,437	$16,183
Employee benefits	5,843	5,286
Pension	0	1,115
Interest rate swap	1,243	1,959
Debt extinguishment	2,111	2,408
Other	1,440	1,858
Deferred tax asset	27,074	28,809

Investment securities	7,487	7,810
Intangible assets	16,962	14,064
Loan origination costs	4,397	4,776
Depreciation	3,700	3,589
Mortgage servicing rights	933	951
Pension	4,163	0
Prepaid FDIC insurance	2,913	2,253
Deferred tax liability	40,555	33,443
Net deferred tax liability	($13,481)	($4,634)

The Company has a state tax net operating loss carry forward of $21.7 million that resulted in a gross deferred tax asset of $1.2 million prior to federal tax effect.  This net operating loss carry forward will expire between 2026 and 2029, but is expected to be substantially utilized over the next year.

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(8.3)	(14.1)	(12.7)
State income taxes, net of federal benefit	1.8	1.7	(2.3)
Other	(1.8)	(0.7)	(1.0)
Effective income tax rate	26.7%	21.9%	19.0%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:
(000’s omitted)	2010	2009	2008
Unrecognized tax benefits at beginning of year	$708	$856	$2,701
Changes related to:
Positions taken during the current year	35	79	77
Positions taken during a prior period	0	0	(1,400)
Settlements with taxing authorities	(408)	0	(225)
Lapse of statutes of limitation	(237)	(227)	(297)
Unrecognized tax benefits at end of year	$98	$708	$ 856

As of December 31, 2010, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of the New York State examination and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income taxes in the consolidated statement of income.  The accrued interest related to tax positions was approximately $20,000 at December 31, 2010 and  $0.2 million at December 31, 2009 and 2008.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2006 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2007 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2010, the Bank had approximately $72 million in undivided profits legally available for the payments of dividends.

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

NOTE K:  BENEFIT PLANS

Pension and post-retirement plans
The Company provides a qualified defined benefit pension to qualified employees and retirees, and other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at the beginning of year	$72,350	$62,872	$4,449	$10,464
Service cost	2,780	3,496	0	575
Interest cost	3,909	3,676	195	494
Participant contributions	0	0	529	442
Plan amendment/merger	882	(596)	0	(5,826)
Deferred actuarial loss (gain)	4,971	6,908	(706)	(818)
Benefits paid	(3,571)	(4,006)	(873)	(882)
Benefit obligation at end of year	81,321	72,350	3,594	4,449
Change in plan assets:
Fair value of plan assets at beginning of year	74,628	49,205	0	0
Actual return of plan assets	9,758	13,676	0	0
Participant contributions	0	0	529	442
Employer contributions	15,624	15,753	344	440
Plan merger	0	0	0	0
Transfer of deferred compensation balances	0	0	0	0
Benefits paid	(3,571)	(4,006)	(873)	(882)
Fair value of plan assets at end of year	96,439	74,628	0	0
Funded status at year end	$15,118	$2,278	($3,594)	($4,449)

Amounts recognized in the consolidated balance sheet were:
Other assets	$23,777	$11,292	$0	$0
Other liabilities	($8,659)	($9,014)	($3,594)	($4,449)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net (gain) loss	$28,152	$28,651	$333	$1,056
Net prior service (credit) cost	(824)	(980)	(4,397)	(5,454)
Net transition obligation	0	0	0	0
Pre-tax adjustment to AOCI	27,328	27,671	(4,064)	(4,398)
Taxes	(10,529)	(10,661)	1,557	1,686
Net adjustment to AOCI	$16,799	$17,010	($2,507)	($2,712)

The benefit obligation for the defined benefit pension plan was $72.7 million and  $63.3 million as of December 31, 2010 and 2009, respectively, and the fair value of plan assets as of December 31, 2010 and 2009 was $96.4 million and $74.6 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design, which combines service credits in the defined benefit plan with additional interest credit contributions to be made to the 401(k) Plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $8.5 million for 2010 and $8.2 million for 2009, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2010 and $0.8 million for 2009, respectively.  The plan was frozen effective December 31, 2009.

Effective December 31, 2009, the Company terminated its post-retirement medical program for current and future employees.  Remaining plan participants will include only existing retirees as of December 31, 2010.  This change was accounted for as a negative plan amendment and a $3.5 million, net of income tax, benefit for prior service was recognized in AOCI in 2009.  This negative plan amendment is being amortized over the expected benefit utilization period of remaining plan participants.

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2010	2009	2010	2009
Prior service cost	$96	($254)	$651	($3,543)
Transition obligation	0	0	0	(101)
Net gain	(307)	(3,250)	(445)	(504)
Total	($211)	($3,504)	$206	($4,148)

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service cost	($149)	($1,058)
Net loss	1,960	8
Total	$1,811	($1,050)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009
Discount rate	5.00%	5.60%	4.50%	5.15%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2010	2009	2008	2010	2009	2008
Service cost	$2,780	$3,496	$3,133	$0	$575	$691
Interest cost	3,909	3,676	3,318	195	494	600
Expected return on plan assets	(6,470)	(4,686)	(4,817)	0	0	0
Amortization of unrecognized net loss	2,421	2,761	598	17	0	93
Amortization of prior service cost	(189)	(123)	(169)	(1,057)	54	105
Amortization of transition obligation	0	0	0	0	41	41
Net periodic benefit cost	$2,451	$5,125	$2,063	($845)	$1,164	$1,530

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.60%	6.10%	6.10%	5.15%	6.10%	6.10%
Expected return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2011	$5,137	$517
2012	5,080	423
2013	5,572	380
2014	6,235	305
2015	5,473	277
2016-2020	33,028	1,061

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2010 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash	$10,851	$0	$0	$10,851
Equity securities:
U.S. large-cap	30,547	0	0	30,547
U.S mid/small cap	6,130	0	0	6,130
CBSI stock	8,728	0	0	8,728
International	12,866	0	0	12,866
Global (a)	3,153	0	0	3,153
Commodities (b)	694	0	0	694
	62,118	0	0	62,118

Fixed income securities:
Government securities	12,112	0	0	12,112
Investment grade bonds	0	5,367	0	5,367
High yield(c)	0	5,509	0	5,509
	12,112	10,876	0	22,988

Other types of investments:
Alternative investments (d)	0	482	0	482

Total (e)	$85,081	$11,358	$0	$96,439

The fair values of the Company’s defined benefit pension plan assets at December 31, 2009 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash	$1,460	$0	$0	$1,460
Equity securities:
U.S. large-cap	17,058	0	0	17,058
U.S mid/small cap	6,296	0	0	6,296
CBSI stock	5,610	0	0	5,610
International	15,628	0	0	15,628
Global (a)	4,314	0	0	4,314
Commodities (b)	3,720	0	0	3,720
	52,626	0	0	52,626

Fixed income securities:
Government securities	8,995	0	0	8,995
Investment grade bonds	0	6,484	0	6,484
High yield(c)	0	2,453	0	2,453
	8,995	8,937	0	17,932

Other types of investments:
Alternative investments (d)	0	2,263	48	2,311

Total (e)	$63,081	$11,200	$48	$74,329

(a)	This category includes securities that invest approximately 50% in U.S. equity securities and 50% international equity securities.
(b)	This category includes investments in exchange traded funds reflecting the performance of an underlying commodity index.
(c)	This category is exchange traded funds representing a diversified index of high yield corporate bonds.
(d)	This category is comprised of non-traditional investments classes including hedge funds, private equity funds, fund of funds, and structured notes.
(e)	Excludes dividends and interest receivable totaling $317,000 and $299,000 at December 31, 2010 and 2009, respectively.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a contribution to its defined benefit pension plan of $15 million during the first quarter of 2010.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

TLNB participated in a multi-employer tax qualified defined benefit pension plan.  All employees of TLNB who met minimum service requirements participated in the plan.  Contributions for 2010, 2009 and 2008 were $34,000, $21,000 and $35,000, respectively.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2010 was 9.00% for the pre-65 participants and 7.00% for the post-65 participants for medical costs and 9.25% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2018, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $1,600 and increase the benefit obligation by $26,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $1,600 and decrease the benefit obligation by $26,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees.  The expense recognized under this plan for the years ended December 31, 2010, 2009 and 2008 was $2,536,000, $2,342,000, and $2,395,000, respectively.

Deferred Compensation Plan for Certain Executive Employees
The Company has a Deferred Compensation Plan for certain executive officers in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan.  Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan.  A discretionary profit-sharing contribution was not made during the year ended December 31, 2010.  The expense recognized under this plan for the years ended December 31, 2009 and 2008 was $67,000, and $59,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2010 and 2009, the Company has recorded a liability of $3,693,000 and $3,730,000, respectively.  The expense recognized under these plans for the years ended December 31, 2010, 2009, and 2008 was $546,000, $616,000, and $6,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2010 and 2009 there were 127,761 and 121,005 shares credited to the participants’ accounts, for which a liability of $2,519,000 and $2,288,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2010, 2009 and 2008, was $107,000, $89,000, and $75,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2010, the Company has authorization to grant up to 1,099,368 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2008	2,666,253	$20.38
Granted	524,187	18.01
Exercised	(86,556)	11.59
Forfeited	(21,069)	21.20
Outstanding at December 31, 2009	3,082,815	20.22
Granted	352,365	19.49
Exercised	(411,507)	17.09
Forfeited	(46,781)	21.27
Outstanding at December 31, 2010	2,976,892	$20.55
Exercisable at December 31, 2010	2,156,969	$21.01

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted-average Remaining Life (years)	Shares	Weighted-average Exercise Price
$0.00 – $13.680	105,374	$13.10	1.01	105,374	$13.10
$13.681 – $16.416	179,304	15.66	2.00	179,304	15.66
$16.416 – $19.152	967,887	17.97	7.38	558,812	17.87
$19.152 – $21.888	346,699	19.48	8.99	53,364	19.49
$21.888 – $24.624	1,062,000	23.53	5.13	944,487	23.56
$24.624 – $27.360	315,628	24.84	4.05	315,628	24.84
TOTAL	2,976,892	$20.55	5.87	2,156,969	$21.01

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2010 is 5.9 years and 5.1 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2010 is $21.5 million and $14.6 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.0 million, $2.3 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  A related income tax benefit was recognized of $874,000, $809,000 and $525,000 for the 2010, 2009 and 2008 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2010, 2009 and 2008 was approximately $1.6 million, $838,000 and $585,000, respectively.

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

	2010	2009	2008
Weighted-average Fair Value of Options Granted	$5.56	$4.66	$4.48
Assumptions:
Weighted-average expected life (in years)	7.68	7.77	7.74
Future dividend yield	3.00%	3.00%	3.00%
Share price volatility	32.03%	30.66%	26.85%
Weighted-average risk-free interest rate	3.66%	2.86%	3.70%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $2.9 million at December 31, 2010, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 3.1 years.  The total fair value of shares vested during 2010, 2009, and 2008 were $3.3 million, $1.7 million and $1.6 million, respectively.

During the twelve months ended December 31, 2010 and 2009, proceeds from stock option exercises totaled $5.9 million and $1.0 million, respectively, and the related windfall tax benefits from exercise were approximately $394,000 and $213,000, respectively.   During the twelve months ended December 31, 2010 and 2009, 337,652 and 81,330 shares, respectively, were issued in connection with stock option exercise.  All shares issued were new shares issued from available authorized shares.  The total intrinsic value of options exercised during 2010, 2009 and 2008 were $3.1 million, $0.6 million and $3.0 million, respectively.

A summary of the status of the Company’s unvested stock awards as of December 31, 2010, and changes during the twelve months ended December 31, 2010 and 2009, is presented below:
	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2008	122,176	$19.74
Awards	84,262	18.08
Forfeitures	(2,604)	19.00
Vestings	(29,826)	19.99
Unvested at December 31, 2009	174,008	18.90
Awards	173,341	18.34
Forfeitures	(9,284)	18.17
Vestings	(53,479)	19.19
Unvested at December 31, 2010	284,586	$18.53

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.2 million, 2.4 million and 1.5 million weighted-average anti-dilutive stock options outstanding at December 31, 2010, 2009 and 2008, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.

(000's omitted, except per share data)	2010	2009	2008
Net income	$63,320	$41,445	$45,940
Income attributable to unvested stock-based compensation awards	(542)	(215)	(179)
Income available to common shareholders	$62,778	$41,230	$45,761

Weighted-average common shares outstanding - basic	32,951	32,673	30,496
Basic earnings per share	$1.91	$1.26	$1.50

Net income	$63,320	$41,445	$45,940
Income attributable to unvested stock-based compensation awards	(542)	(215)	(179)
Income available to common shareholders	$62,778	$41,230	$45,761

Weighted-average common shares outstanding	32,951	32,673	30,496
Assumed exercise of stock options	318	148	310
Weighted-average shares – diluted	33,269	32,821	30,806
Diluted earnings per share	$1.89	$1.26	$1.49

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

(000's omitted)	2010	2009
Commitments to extend credit	$445,625	$573,179
Standby letters of credit	21,456	19,121
Total	$467,081	$592,300

The Company has unused lines of credit of $25.0 million at December 31, 2010.  The Company has unused borrowing capacity of approximately $385.2 million through collateralized transactions with the Federal Home Loan Bank and $16.3 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 30, 2010 through January 12, 2011 was $18.9 million of which $2.0 million was required to be on deposit with the Federal Reserve Bank of New York.  The remaining $16.9 million was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years.  Rental expense included in operating expenses amounted to $3.9 million, $4.0 million and $3.6 million in 2010, 2009 and 2008, respectively.  The future minimum rental commitments as of December 31, 2010 for all noncancelable operating leases are as follows:

2011	$3,709
2012	3,355
2013	3,045
2014	2,114
2015	1,341
Thereafter	4,972
Total	$18,536

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2010, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent notification from the Office of the Comptroller of the Currency  (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  Except in connection with the regulatory approval of the Citizens branch acquisition in November 2008 by the OCC, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.  In connection with the Citizens acquisition, the Bank agreed to an approval condition to maintain capital at the “well-capitalized” level.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2010		2009
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$424,408	$380,174	$372,777	$308,658
Ratio	8.23%	7.40%	7.39%	6.13%
Minimum required amount	$206,206	$205,622	$201,856	$201,307

Tier 1 capital to risk-weighted assets
Amount	$424,408	$380,174	$372,777	$308,658
Ratio	13.49%	12.13%	11.78%	9.79%
Minimum required amount	$125,840	$125,404	$126,543	$126,104

Total core capital to risk-weighted assets
Amount	$463,777	$419,408	$412,343	$348,088
Ratio	14.74%	13.38%	13.03%	11.04%
Minimum required amount	$251,680	$250,809	$253,086	$252,209

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)	2010	2009
Assets:
Cash and cash equivalents	$35,969	$57,097
Investment securities	3,612	3,550
Investment in and advances to subsidiaries	674,516	614,646
Other assets	8,243	6,538
Total assets	$722,340	$681,831

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$13,058	$14,135
Borrowings	102,024	101,999
Shareholders' equity	607,258	565,697
Total liabilities and shareholders' equity	$722,340	$681,831

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2010	2009	2008
Revenues:
Dividends from subsidiaries	$3,500	$36,000	$44,000
Interest and dividends on investments	345	656	246
Other income	2	45	26
Total revenues	3,847	36,701	44,272

Expenses:
Interest on long-term notes and debentures	5,960	6,153	6,904
Other expenses	14	101	106
Total expenses	5,974	6,254	7,010

(Loss) Income before tax benefit and equity in undistributed net income of subsidiaries	(2,127)	30,447	37,262
Income tax benefit	2,131	1,529	3,874
Income before equity in undistributed net income (loss) of subsidiaries	4	31,976	41,136
Equity in undistributed net income (loss) of subsidiaries	63,316	9,469	4,804
Net income	$63,320	$41,445	$45,940

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2010	2009	2008
Operating activities:
Net income	$63,320	$41,445	$45,940
Gain on sale of fixed assets and investment securities	0	(7)	(558)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net (income)/loss of subsidiaries	(63,316)	(9,469)	(4,804)
Net change in other assets and other liabilities	(2,397)	1,190	7,082
Net cash provided by operating activities	(2,393)	33,159	47,660
Investing activities:
Purchase of investment securities	(10)	0	0
Proceeds from sale of investment securities	0	26	816
Repayments from/(advances to) subsidiaries	1,712	1,656	(1,820)
Capital contributions to subsidiaries	0	0	(59,839)
Net cash provided by/(used in) investing activities	1,702	1,682	(60,843)
Financing activities:
Net change in long-term borrowings	0	0	(25,774)
Issuance of common stock	9,957	4,131	59,800
Cash dividends paid	(30,394)	(28,789)	(25,367)
Net cash (used in)/provided by financing activities	(20,437)	(24,448)	8,659
Change in cash and cash equivalents	(21,128)	10,393	(4,524)
Cash and cash equivalents at beginning of year	57,097	46,704	51,228
Cash and cash equivalents at end of year	$35,969	$57,097	$46,704

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,960	$6,283	$8,019
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$7,976	$7,211	$7,179

NOTE R:  FAIR VALUE

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

Accounting standards establish a framework for measuring fair value and require disclosures about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are classified into the following hierarchy:

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

	December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,026	$303,031	$0	$304,057
Obligations of state and political subdivisions	0	522,218	0	522,218
Government agency mortgage-backed securities	0	179,716	0	179,716
Corporate debt securities	0	27,157	0	27,157
Government agency collateralized mortgage obligations	0	10,395	0	10,395
Pooled trust preferred securities	0	0	41,993	41,993
Marketable equity securities	427	0	0	427
Total available-for-sale investment securities	1,453	1,042,517	41,993	1,085,963
Forward sales contracts	0	322	0	322
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	3,952	0	3,952
Interest rate swap	0	(3,232)	0	(3,232)
Total	$1,453	$1,043,559	$42,051	$1,087,063

	December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$973	$320,767	$0	$321,740
Obligations of state and political subdivisions	0	475,410	0	475,410
Government agency mortgage-backed securities	0	206,407	0	206,407
Corporate debt securities	0	37,117	0	37,117
Government agency collateralized mortgage obligations	0	11,484	0	11,484
Pooled trust preferred securities	0	0	44,014	44,014
Marketable equity securities	375	0	0	375
Total available-for-sale investment securities	1,348	1,051,185	44,014	1,096,547
Forward sales contracts	0	119	0	119
Commitments to originate real estate loans for sale	0	0	31	31
Mortgage loans held for sale	0	1,779	0	1,779
Interest rate swap	0	(5,093)	0	(5,093)
Total	$1,348	$1,047,990	$44,045	$1,093,383

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2010 is $3.7 million.  The unrealized loss on mortgage loans held for sale of $6,000 was recognized in mortgage banking and other income in the consolidated statement of income for the year ended December 31, 2010.

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

  The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Year Ended December 31,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$44,014	$31	$44,045	$49,866	$0	$49,866
Total gains (losses) included in earnings (1)	99	(1,421)	(1,322)	107	(593)	(486)
Total losses included in other comprehensive income	(527)	0	(527)	(4,317)	0	(4,317)
Sales/calls/principal reductions	(1,593)	0	(1,593)	(1,642)	0	(1,642)
Commitments to originate real estate loans held for sale, net	0	1,448	1,448	0	624	624
Ending balance	$41,993	$58	$42,051	$44,014	$31	$44,045
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2010				December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$703	$703	$0	$0	$5,771	$5,771
Other real estate owned	0	0	2,011	2,011	0	0	1,429	1,429
Goodwill	N/A	N/A	N/A	N/A	0	0	2,500	2,500
Mortgage servicing rights	0	0	2,422	2,422	0	0	1,608	1,608
Total	$0	$0	$5,136	$5,136	$0	$0	$11,308	$11,308

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines the equity markets experienced in 2008 and 2009, management determined triggering events had occurred and the goodwill associated with Nottingham Advisors, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2009 and 2008.  Based on those goodwill valuations performed using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $3.1 and $1.7 million, respectively, to $2.5 million.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,026,363	$3,039,331	$3,099,485	$3,089,287
Financial liabilities:
Deposits	3,934,045	3,944,261	3,924,486	3,939,951
Borrowings	728,460	808,902	754,779	821,987
Subordinated debt held by unconsolidated subsidiary trusts	102,024	82,490	101,999	84,431

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of December 31, 2010:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$3,232
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$15,953	$58
Forward sales contracts	Other assets	17,319	322
Total derivatives			$380			$3,232

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the year ended December 31, 2010:

(000's omitted)	Location	Gain/(loss) recognized in the Statement of Income for the Year Ending December 31, 2010
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($3,377)
Interest rate lock commitments	Mortgage banking and other services	27
Forward sales commitments	Mortgage banking and other services	203
Total		($3,147)

The amount of gain recognized during the year ended December 31, 2010 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $1,145,000.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $3,377,000 for the year ended December 31, 2010 and is located in interest expense on subordinated debt held by unconsolidated trusts.

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

Other operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the Other category.  Revenues derived from these segments includes administration, consulting and actuarial services to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:
(000's omitted)	Banking	Other	Eliminations	Consolidated Total
2010
Net interest income	$181,582	$102	$0	$181,684
Provision for loan losses	7,205	0	0	7,205
Noninterest income	49,342	41,066	(1,616)	88,792
Amortization of intangible assets	5,081	876	0	5,957
Other operating expenses	140,267	32,278	(1,616)	170,929
Income before income taxes	$78,371	$8,014	$0	$86,385
Assets	$5,420,990	$33,129	($9,613)	$5,444,506
Goodwill	$287,412	$10,280	$0	$297,692

2009
Net interest income	$165,429	$71	$0	$165,500
Provision for loan losses	9,790	0	0	9,790
Noninterest income	47,133	37,708	(1,306)	83,535
Amortization of intangible assets	7,176	994	0	8,170
Goodwill impairment	0	3,079	0	3,079
Other operating expenses	143,760	32,475	(1,306)	174,929
Income before income taxes	$51,836	$1,231	$0	$53,067
Assets	$5,378,916	$35,201	($11,304)	$5,402,813
Goodwill	$287,412	$10,280	$0	$297,692

2008
Net interest income	$148,349	$158	$0	$148,507
Provision for loan losses	6,730	0	0	6,730
Noninterest income	39,024	35,630	(1,180)	73,474
Amortization of intangible assets	6,143	763	0	6,906
Goodwill impairment	0	1,745	0	1,745
Other operating expenses	122,153	28,938	(1,180)	149,911
Income before income taxes	$52,347	$4,342	$0	$56,689
Assets	$5,169,075	$38,856	($33,379)	$5,174,552
Goodwill	$287,964	$13,185	$0	$301,149

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

In our opinion, the consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
March 15, 2011

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2010 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$46,133	$46,324	$45,945	$43,282	$181,684
Provision for loan losses	1,935	1,400	2,050	1,820	7,205
Net interest income after provision for loan losses	44,198	44,924	43,895	41,462	174,479
Noninterest income	21,783	22,914	22,378	21,717	88,792
Operating expenses	44,121	44,352	44,220	44,193	176,886
Income before income taxes	21,860	23,486	22,053	18,986	86,385
Income taxes	5,966	6,224	5,891	4,984	23,065
Net income	$15,894	$17,262	$16,162	$14,002	$63,320

Basic earnings per share	$0.48	$0.52	$0.49	$0.42	$1.91
Diluted earnings per share	$0.47	$0.51	$0.48	$0.42	$1.89

2009 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$42,948	$41,852	$40,514	$40,186	$165,500
Provision for loan losses	2,590	2,375	2,015	2,810	9,790
Net interest income after provision for loan losses	40,358	39,477	38,499	37,376	155,710
Noninterest income	21,717	20,813	20,649	20,356	83,535
Operating expenses	50,183	44,111	47,483	44,401	186,178
Income before income taxes	11,892	16,179	11,665	13,331	53,067
Income taxes	2,522	3,724	2,510	2,866	11,622
Net income	$9,370	$12,455	$9,155	$10,465	$41,445

Basic earnings per share	$0.29	$0.38	$0.28	$0.32	$1.26
Diluted earnings per share	$0.28	$0.38	$0.28	$0.32	$1.26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting
In the third quarter of 2010, the Company converted its core loan, deposit and financial reporting information technology platform.  This change in technology resulted in changes to the Company’s internal controls over financial reporting in the quarter ended December 31, 2010.  The Company has been and will continue to evaluate and implement changes to policies, processes, and other components of internal control over financial reporting related to the information technology conversion.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors,  Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 21, 2011 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-	Consolidated Statements of Condition,
December 31, 2010 and 2009

-	Consolidated Statements of Income,
Years ended December 31, 2010, 2009, and 2008

-	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2010, 2009, and 2008

-	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2010, 2009, and 2008

-	Consolidated Statement of Cash Flows,
Years ended December 31, 2010, 2009, and 2008

-	Notes to Consolidated Financial Statements,
December 31, 2010

-	Report of Independent Registered Public Accounting Firm

-	Quarterly selected data,
Years ended December 31, 2010 and 2009 (unaudited)

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

2.2  Agreement and Plan of Merger dated April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp, Inc.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 25, 2006 (Registration No. 001-13695).

2.3  Purchase and Assumption Agreement, dated June 24, 2008, by and among RBS Citizens, NA., Community Bank System, Inc., and Community Bank, N.A.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2008 (Registration No. 001-13695).

2.4  Agreement and Plan of Merger, dated October 22, 2010, by and among Community Bank System, Inc. and The Wilber Corporation.   Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 25, 2010 (Registration No. 001-13695).

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

3.3 Bylaws of Community Bank System, Inc., amended July 18, 2007. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 24, 2007. (Registration No. 001-13695).

4.1 Form of Common Stock Certificate.  Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on September 29, 2008 (Registration No. 333-153403).

10.1 Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).**

10.2 Indenture dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.3  Amended and Restated Declaration of Trust dated as of December 8, 2006, among Community Bank System, Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mark E. Tryniski, Scott A. Kingsley, and Joseph J. Lemchak as administrators.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

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

10.11 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2004 (Registration No. 001-13695). **

10.12 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.13 Deferred Compensation Plan for Directors, as amended.  Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.14 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.15 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).  **

10.16 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002.  Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.17 Employment Agreement, dated January 3, 2011, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2011 (Registration No. 001-13695). **

10.18 Employment Agreement, dated January 3, 2011, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley.   Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2011 (Registration No. 001-13695). **

10.19 Supplemental Retirement Plan Agreement, effective April 9, 2009, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2009 (Registration No. 001-13695). **

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

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

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Mark E. Tryniski
   Mark E. Tryniski
   President and Chief Executive Officer
   March 15, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2011.

/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace
Brian R. Ace, Director

/s/ Mark J. Bolus
Mark J. Bolus, Director

/s/ Paul M. Cantwell, Jr.
Paul M. Cantwell, Jr., Director

/s/ Nicholas A. DiCerbo
Nicholas A. DiCerbo, Director

/s/ Neil E. Fesette
Neil E. Fesette, Director

/s/ James A. Gabriel
James A. Gabriel, Director

/s/ James W. Gibson, Jr.
James W. Gibson, Jr., Director

/s/ Edward S. Mucenski
Edward S. Mucenski., Director

/s/ John Parente
John Parente, Director

/s/ David C. Patterson
David C. Patterson, Director and Chairman of the Board of Directors

/s/ Sally A. Steele
Sally A. Steele, Director

/s/ John F. Whipple, Jr.
John F. Whipple Jr., Director

/s/ James A. Wilson
James A. Wilson, Director