Form 10-Q
period 2011-03-31
COMMUNITY BANK SYSTEM INC
filed 2011-05-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to_____________.

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
36,786,561 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2011.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2011 and December 31, 2010....................................................................................................................................................................................................	3

	Consolidated Statements of Income
	Three months ended March 31, 2011 and 2010.......................................................................................................................................................................................	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2011...	5

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2011 and 2010.......................................................................................................................................................................................	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2011 and 2010.......................................................................................................................................................................................	7

	Notes to the Consolidated Financial Statements
	March 31, 2011...	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk...........................................................................................................................................................................	36

Item 4.	Controls and Procedures...	37

Part II.	Other Information

Item 1.	Legal Proceedings...	37

Item 1A.	Risk Factors...	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..........................................................................................................................................................................	37

Item 3.	Defaults Upon Senior Securities...	38

Item 4.	(Removed and Reserved)...	38

Item 5.	Other Information...	38

Item 6.	Exhibits...	38

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	March 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$296,938	$211,837

Held-to-maturity investment securities (fair value of $613,258 and $625,789, respectively)	593,325	602,908

Available-for-sale investment securities (cost of $1,126,565 and $1,076,030, respectively)	1,145,475	1,085,963

Other securities, at cost	53,446	53,453

Loans held for sale, at fair value	282	3,952

Loans	3,000,444	3,026,363
Allowance for loan losses	(42,147)	(42,510)
Net loans	2,958,297	2,983,853

Core deposit intangibles, net	10,197	10,897
Goodwill	297,692	297,692
Other intangibles, net	3,187	3,125
Intangible assets, net	311,076	311,714

Premises and equipment, net	81,048	81,561
Accrued interest receivable	26,760	26,136
Other assets	82,725	83,129

Total assets	$5,549,372	$5,444,506

Liabilities:
Noninterest-bearing deposits	$754,892	$741,166
Interest-bearing deposits	3,266,139	3,192,879
Total deposits	4,021,031	3,934,045

Borrowings	728,385	728,460
Subordinated debt held by unconsolidated subsidiary trusts	102,030	102,024
Accrued interest and other liabilities	73,826	72,719
Total liabilities	4,925,272	4,837,248

Commitments and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 34,241,019 and
34,131,289 shares issued, respectively	34,241	34,131
Additional paid-in capital	228,019	225,543
Retained earnings	382,838	374,700
Accumulated other comprehensive loss	(3,222)	(9,340)
Treasury stock, at cost (812,346 and 812,346 shares, respectively)	(17,776)	(17,776)
Total shareholders' equity	624,100	607,258

Total liabilities and shareholders' equity	$5,549,372	$5,444,506

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$42,297	$44,673
Interest and dividends on taxable investments	12,229	10,933
Interest and dividends on nontaxable investments	5,761	5,446
Total interest income	60,287	61,052

Interest expense:
Interest on deposits	6,006	8,603
Interest on borrowings	7,291	7,703
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,467	1,464
Total interest expense	14,764	17,770

Net interest income	45,523	43,282
Less: provision for loan losses	1,050	1,820
Net interest income after provision for loan losses	44,473	41,462

Noninterest income:
Deposit service fees	9,685	10,519
Mortgage banking and other services	794	923
Benefit plan administration, consulting and actuarial fees	8,183	7,899
Wealth management services	2,180	2,376
Total noninterest income	20,842	21,717

Operating expenses:
Salaries and employee benefits	23,111	22,936
Occupancy and equipment	6,057	6,225
Data processing and communications	4,771	5,114
Amortization of intangible assets	901	1,859
Legal and professional fees	1,339	1,300
Office supplies and postage	1,196	1,249
Business development and marketing	1,254	1,014
FDIC insurance premiums	1,361	1,572
Acquisition expenses	691	0
Other	2,635	2,924
Total operating expenses	43,316	44,193

Income before income taxes	21,999	18,986
Income taxes	5,839	4,984
Net income	$16,160	$14,002

Basic earnings per share	$0.48	$0.42
Diluted earnings per share	$0.48	$0.42
Dividends declared per share	$0.24	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2011
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)Income	Stock	Total

Balance at December 31, 2010	33,318,943	$34,131	$225,543	$374,700	($9,340)	($17,776)	$607,258

Net income				16,160			16,160

Other comprehensive income, net of tax					6,118		6,118

Dividends declared:
Common, $0.24 per share				(8,022)			(8,022)

Common stock issued under Stock Plan,
including tax benefits of $286	109,730	110	1,214				1,324

Stock-based compensation			1,262				1,262

Balance at March 31, 2011	33,428,673	$34,241	$228,019	$382,838	($3,222)	($17,776)	$624,100

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

Other comprehensive income, before tax:
Change in pension liabilities	$174	$307
Change in unrealized loss on derivative instruments used in cash flow hedges	788	105
Unrealized gains on securities:
Unrealized holding gains arising during period	8,977	4,362
Other comprehensive income, before tax:	9,939	4,774
Income tax expense related to other comprehensive income	(3,821)	(1,764)
Other comprehensive income, net of tax:	6,118	3,010
Net income	16,160	14,002
Comprehensive income	$22,278	$17,012

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$16,160	$14,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,739	2,449
Amortization of intangible assets	901	1,859
Net amortization (accretion) of premiums & discounts on securities, loans and borrowings	(314)	796
Stock-based compensation	1,262	1,298
Provision for loan losses	1,050	1,820
Amortization of mortgage servicing rights	224	192
Income on bank-owned life insurance policies	(113)	(141)
Net gain on sale of loans and other assets	(388)	(125)
Net change in loans held for sale	3,976	941
Change in other assets and liabilities	(2,416)	(11,659)
Net cash provided by operating activities	23,081	11,432
Investing activities:
Proceeds from maturities of held-to-maturity investment securities	11,703	28,375
Proceeds from maturities of available-for-sale investment securities	36,760	35,765
Purchases of held-to-maturity investment securities	(2,299)	(318,451)
Purchases of available-for-sale investment securities	(86,795)	(1,560)
Sales of other securities	7	7
Purchases of other securities	0	(3)
Net decrease in loans	24,506	35,329
Cash paid for acquisition	(270)	-
Capital expenditures	(2,137)	(2,999)
Net cash used in investing activities	(18,525)	(223,537)
Financing activities:
Net increase in deposits	86,986	63,791
Net decrease in borrowings	(75)	(173)
Issuance of common stock	1,324	1,658
Cash dividends paid	(7,976)	(7,211)
Excess tax benefits from stock-based compensation	286	431
Net cash provided by financing activities	80,545	58,496
Change in cash and cash equivalents	85,101	(153,609)
Cash and cash equivalents at beginning of period	211,837	361,876
Cash and cash equivalents at end of period	$296,938	$208,267
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,882	$17,814
Cash paid for income taxes	124	-
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	8,022	7,268
Transfers from loans to other real estate	912	1,244

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2011 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles ("GAAP").  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

NOTE B:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 53 through 58 of the Annual Report on Form 10-K for the year ended December 31, 2010.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan categories:  business lending; consumer installment – direct; consumer installment – indirect; home equity; and consumer mortgage.  The first calculation determines an allowance level based on historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition. As it has in prior periods, the Company strives to continually refine and enhance its loss evaluation and estimation processes.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2011.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes C and J for further information.

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

An OTTI loss must be recognized for a debt security in an unrealized loss position if there is intent to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if it is not expected that the security will be sold, an evaluation of the expected cash flows to be received is performed to determine if a credit loss has occurred. For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  In the event of a credit loss, only the amount of impairment associated with the credit loss would be recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in “accumulated other comprehensive loss”.

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

New Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This guidance amends accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. Management is currently evaluating the impact of the guidance on the Company’s financial position or results of operations.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,190	$17,852	$0	$496,042	$478,100	$21,571	$29	$499,642
Government agency mortgage-backed securities	48,489	2,365	0	50,854	56,891	2,753	0	59,644
Obligations of state and political subdivisions	66,599	802	1,086	66,315	67,864	277	1,691	66,450
Other securities	47	0	0	47	53	0	0	53
Total held-to-maturity portfolio	$593,325	$21,019	$1,086	$613,258	$602,908	$24,601	$1,720	$625,789

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$323,545	$21,743	$0	$345,288	$281,826	$22,231	$0	$304,057
Obligations of state and political subdivisions	534,421	11,472	3,615	542,278	518,216	10,197	6,195	522,218
Government agency mortgage-backed securities	165,374	8,434	182	173,626	170,673	9,159	116	179,716
Pooled trust preferred securities	69,164	0	20,992	48,172	69,508	0	27,515	41,993
Corporate debt securities	24,016	1,573	0	25,589	25,523	1,634	0	27,157
Government agency collateralized mortgage obligations	9,665	410	0	10,075	9,904	491	0	10,395
Marketable equity securities	380	67	0	447	380	54	7	427
Total available-for-sale portfolio	$1,126,565	$43,699	$24,789	$1,145,475	$1,076,030	$43,766	$33,833	$1,085,963

A summary of investment securities that have been in a continuous unrealized loss position for less than ,or greater, than twelve months is as follows:

As of March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
Obligations of state and political subdivisions	$26,414	$1,086	$0	$0	$26,414	$1,086
Total held-to-maturity portfolio	26,414	1,086	0	0	26,414	1,086

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	130,033	3,081	4,034	534	134,067	3,615
Government agency mortgage-backed securities	17,257	182	0	0	17,257	182
Pooled trust preferred securities	0	0	48,172	20,992	48,172	20,992
Total available-for-sale portfolio	147,290	3,263	52,206	21,526	199,496	24,789

Total investment portfolio	$173,704	$4,349	$52,206	$21,526	$225,910	$25,875

As of December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$14,967	$29	$0	$0	$14,967	$29
Obligations of state and political subdivisions	43,851	1,691	0	0	43,851	1,691
Total held-to-maturity portfolio	58,818	1,720	0	0	58,818	1,720

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	197,066	5,705	4,049	490	201,115	6,195
Pooled trust preferred securities	0	0	41,993	27,515	41,993	27,515
Government agency mortgage-backed securities	14,690	116	0	0	14,690	116
Marketable equity securities	210	2	11	5	221	7
Total available-for-sale portfolio	211,966	5,823	46,053	28,010	258,019	33,833

Total investment portfolio	$270,784	$7,543	$46,053	$28,010	$316,837	$35,553

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $70.8 million and unrealized losses of $21.0 million at March 31, 2011.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of March 31, 2011, an additional 31% - 38% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuers; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at March 31, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$8,583	$8,688	$73,566	$74,914
Due after one through five years	63,550	66,662	168,362	176,258
Due after five years through ten years	401,953	416,729	298,970	316,620
Due after ten years	70,750	70,325	410,248	393,535
Subtotal	544,836	562,404	951,146	961,327
Government agency collateralized mortgage obligations	0	0	9,665	10,075
Government agency mortgage-backed securities	48,489	50,854	165,374	173,626
Total	$593,325	$613,258	$1,126,185	$1,145,028

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance.  Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on a property.  Business lending is comprised of general purpose commercial and industrial loans including agricultural-related and dealer floor plans, as well as mortgages on commercial property.  Consumer installment – indirect consists primarily of loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.  Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.  Consumer installment – direct are all other loans to consumers such as personal installment loans and lines of credit.  Loans are summarized as follows:

	March 31,	December 31,
(000's omitted)	2011	2010
Consumer mortgage	$1,055,164	$1,057,332
Business lending	1,006,114	1,023,286
Consumer installment - indirect	500,058	494,813
Home equity	299,925	305,936
Consumer installment - direct	139,183	144,996
Gross loans, including deferred origination costs	3,000,444	3,026,363
Allowance for loan losses	(42,147)	(42,510)
Loans, net of allowance for loan losses	$2,958,297	$2,983,853

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2011:

(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$10,752	$2,203	$5,832	$18,787	$1,036,377	$1,055,164
Business lending	5,421	184	7,788	13,393	992,721	1,006,114
Consumer installment - indirect	6,426	37	0	6,463	493,595	500,058
Home equity	2,084	273	1,333	3,690	296,235	299,925
Consumer installment – direct	1,524	77	0	1,601	137,582	139,183
Total	$26,207	$2,774	$14,953	$43,934	$2,956,510	$3,000,444

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2010:
(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,614	$2,308	$4,737	$23,659	$1,033,673	$1,057,332
Business lending	5,965	247	9,715	15,927	1,007,359	1,023,286
Consumer installment – indirect	10,246	131	0	10,377	484,436	494,813
Home equity	3,960	309	926	5,195	300,741	305,936
Consumer installment – direct	2,514	96	0	2,610	142,386	144,996
Total	$39,299	$3,091	$15,378	$57,768	$2,968,595	$3,026,363

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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

The following table shows the amount of business lending loans by credit quality category:

(000’s omitted)	March 31, 2011	December 31, 2010
Pass	$752,274	$753,252
Special Mention	145,031	159,906
Classified	108,809	110,128
Total	$1,006,114	$1,023,286

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

The following table details the balances in all other loan categories at March 31, 2011:
(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,047,129	$500,021	$298,319	$139,106	$1,984,575
Nonperforming	8,035	37	1,606	77	9,755
Total	$1,055,164	$500,058	$299,925	$139,183	$1,994,330

The following table details the balances in all other loan categories at December 31, 2010:
(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,050,287	$494,682	$304,701	$144,900	$1,994,570
Nonperforming	7,045	131	1,235	96	8,507
Total	$1,057,332	$494,813	$305,936	$144,996	$2,003,077

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of impaired loans as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2011	2010
Loans with reserve	$782	$1,465
Loans without reserve	2,564	3,846
Carrying balance	3,346	5,311
Contractual balance	4,167	7,042
Specifically allocated allowance	387	762

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Balance at December 31, 2010	$2,451	$22,326	$689	$3,977	$9,922	$3,145	$42,510
Charge-offs	(236)	(843)	(36)	(417)	(1,026)	0	(2,558)
Recoveries	19	86	7	216	817	0	1,145
Provision	865	(10)	200	18	(74)	51	1,050
Balance at March 31, 2011	$3,099	$21,559	$860	$3,794	$9,639	$3,196	$42,147

	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Balance at December 31, 2009	$1,127	$23,577	$374	$3,660	$10,004	$3,168	$41,910
Charge-offs	(87)	(1,368)	0	(426)	(1,049)	0	(2,930)
Recoveries	27	285	1	159	823	0	1,295
Provision	223	922	(15)	288	152	250	1,820
Balance at March 31, 2010	$1,290	$23,416	$360	$3,681	$9,930	$3,418	$42,095

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE E:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:
	As of March 31, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($50,398)	$10,197	$60,595	($49,698)	$10,897
Other intangibles	8,157	(4,970)	3,187	7,894	(4,769)	3,125
Total amortizing intangibles	$68,752	($55,368)	$13,384	$68,489	($54,467)	$14,022

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr – Dec 2011	$2,627
2012	2,950
2013	2,305
2014	1,743
2015	1,232
Thereafter	2,527
Total	$13,384

Shown below are the components of the Company’s goodwill at March 31, 2011:

(000’s omitted)	December 31, 2010	Activity	March 31, 2011
Goodwill	$302,516	$0	$302,516
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	$0	$297,692

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.88%)	7/31/2031	5 year beginning 2006	101.5% declining to par at July 31, 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.96%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $839,000 was recognized based on the interest rate swap agreement for the three months ended March 31, 2011, compared to $848,000 for the three months ended March 31, 2010.

NOTE G:  BENEFIT PLANS

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

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2011	2010	2011	2010
Service cost	$686	$693	$0	$0
Interest cost	961	987	38	49
Expected return on plan assets	(1,767)	(1,617)	0	0
Amortization of unrecognized net loss	474	614	2	4
Amortization of prior service cost	(37)	(47)	(264)	(264)
Amortization of transition obligation	0	0	0	0
Net periodic benefit cost	$317	$630	($224)	($211)

NOTE H:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding at March 31, 2011 compared to approximately 1.8 million weighted-average anti-dilutive stock options outstanding at March 31, 2010 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(000's omitted, except per share data)	2011	2010
Net income	$16,160	$14,002
Income attributable to unvested stock-based compensation awards	(131)	(112)
Income available to common shareholders	16,029	13,890

Weighted-average common shares outstanding – basic	33,245	32,824
Basic earnings per share	$0.48	$0.42

Net income	$16,160	$14,002
Income attributable to unvested stock-based compensation awards	(131)	(112)
Income available to common shareholders	16,029	13,890

Weighted-average common shares outstanding	33,245	32,824
Assumed exercise of stock options	472	238
Weighted-average shares – diluted	33,717	33,062
Diluted earnings per share	$0.48	$0.42

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2011	December 31, 2010
Commitments to extend credit	$475,249	$445,625
Standby letters of credit	21,332	21,456
Total	$496,581	$467,081

NOTE J:  FAIR VALUE

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

	March 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$61,807	$283,481	$0	$345,288
Obligations of state and political subdivisions	0	542,278	0	542,278
Government agency mortgage-backed securities	0	173,626	0	173,626
Pooled trust preferred securities	0	0	48,172	48,172
Corporate debt securities	0	25,589	0	25,589
Government agency collateralized mortgage obligations	0	10,075	0	10,075
Marketable equity securities	447	0	0	447
Total available-for-sale investment securities	62,254	1,035,049	48,172	1,145,475
Forward sales commitments	0	3	0	3
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	282	0	282
Interest rate swap	0	(2,445)	0	(2,445)
Total	$62,254	$1,032,889	$48,230	$1,143,373

	December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,026	$303,031	$0	$304,057
Obligations of state and political subdivisions	0	522,218	0	522,218
Government agency mortgage-backed securities	0	179,716	0	179,716
Pooled trust preferred securities	0	0	41,993	41,993
Corporate debt securities	0	27,157	0	27,157
Government agency collateralized mortgage obligations	0	10,395	0	10,395
Marketable equity securities	427	0	0	427
Total available-for-sale investment securities	1,453	1,042,517	41,993	1,085,963
Forward sales commitments	0	322	0	322
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	3,952	0	3,952
Interest rate swap	0	(3,232)	0	(3,232)
Total	$1,453	$1,043,559	$42,051	$1,087,063

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2011 is $0.3 million.  The unrealized gain on mortgage loans held for sale of $3,000 was recognized in mortgage banking and other services income in the consolidated statement of income for the quarter ended March 31, 2011.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2011			2010
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$41,993	$58	$42,051	$44,014	$31	$44,045
Total gains (losses) included in earnings (1)	23	(58)	(35)	25	(31)	(6)
Total gains included in other comprehensive income	6,523	0	6,523	2,356	0	2,356
Principal reductions	(367)	0	(367)	(374)	0	(374)
Commitments to originate real estate loans held for sale, net	0	58	58	0	106	106
Ending balance	$48,172	$58	$48,230	$46,021	$106	$46,127
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

Assets and liabilities measured on a non-recurring basis:

	March 31, 2011				December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$395	$395	$0	$0	$703	$703
Other real estate owned	0	0	1,945	1,945	$0	$0	2,011	2,011
Mortgage servicing rights	0	0	1,606	1,606	0	0	2,422	2,422
Total	$0	$0	$3,946	$3,946	$0	$0	$5,136	$5,136

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with generally accepted accounting principles, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $428,000 at March 31, 2011.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  The Company did not recognize an impairment charge during 2010 or the three months ended March 31, 2011.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,000,444	$3,002,970	$3,026,363	$3,039,331
Financial liabilities:
Deposits	4,021,031	4,029,840	3,934,045	3,944,261
Borrowings	728,385	800,142	728,460	808,902
Subordinated debt held by unconsolidated subsidiary trusts	102,030	83,999	102,024	82,490

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

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge.  See further details of interest rate swap agreements in Note F.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2011:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$2,445
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$4,701	$58
Forward sales commitments	Other assets	2,933	3
Total derivatives			$61			$2,445

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three months ended March 31, 2011:

		Loss recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending March 31, 2011
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($839)
Interest rate lock commitments	Mortgage banking and other services	-
Forward sales commitments	Mortgage banking and other services	(319)
Total		($1,158)

The amount of gain recognized during the three months ended March 31, 2011 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $788,000.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $839,000 for the three months ended March 31, 2011, and is located in interest expense on subordinated debt held by unconsolidated trusts.

NOTE L:  SEGMENT INFORMATION

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

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments include administration, consulting and actuarial services to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2011
Net interest income	$45,501	$22	$0	$45,523
Provision for loan losses	1,050	0	0	1,050
Noninterest income	10,480	10,843	(481)	20,842
Amortization of intangible assets	700	201	0	901
Other operating expenses	34,575	8,321	(481)	42,415
Income before income taxes	$19,656	$2,343	$0	$21,999
Assets	$5,525,773	$33,141	($9,542)	$5,549,372
Goodwill	$287,411	$10,281	$0	$297,692

Three Months Ended March 31, 2010
Net interest income	$43,255	$27	$0	$43,282
Provision for loan losses	1,820	0	0	1,820
Noninterest income	11,442	10,687	(412)	21,717
Amortization of intangible assets	1,630	229	0	1,859
Other operating expenses	34,558	8,188	(412)	42,334
Income before income taxes	$16,689	$2,297	($0)	$18,986
Assets	$5,461,834	$33,045	($9,079)	$5,485,800
Goodwill	$287,411	$10,281	$0	$297,692

NOTE M: SUBSEQUENT EVENTS

Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities do not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.

On April 8, 2011 the Company acquired The Wilber Corporation (“Wilber”) the parent company of the Wilber National Bank for $103 million in stock and cash, expected to be comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.   Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  Upon completion of the merger, the Company added approximately $480 million of loans, $280 million of investment securities and $750 million of deposits.  The Company has not yet finalized its determination of the fair values of acquired assets and liabilities relating to the Wilber acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2011 and 2010, although in some circumstances the fourth quarter of 2010 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 21.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2011, “first quarter” refers to the quarter ended March 31, 2011, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 35.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 53-58 of the most recent Form 10-K (fiscal year ended December 31, 2010) filed with the Securities and Exchange Commission on March 15, 2011.

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; net interest margins; noninterest income; operating expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; liquidity and interest rate sensitivity; enhancements to customer products and services; technology advancements; market share; peer comparisons; and the performance of acquisition and integration activities.

First quarter net income of $16.2 million or $0.48 per share, was 15% higher than the first quarter of 2010’s reported earnings of $14.0 million, or $0.42 per share.  The increase was due in large part to higher net interest income that resulted from earning asset growth and a higher net interest margin.  Also contributing to higher net income was a lower provision for loan losses and a decline in expenses as a result of general cost management initiatives and lower amortization of intangibles, partially offset by higher acquisition expenses.  These were partially offset by lower deposit service fees from a reduction in certain product utilization and a slightly higher effective income tax rate.

Asset quality in the first quarter of 2011 remained stable, and favorable as compared to averages for peer financial organizations.  First quarter loan net charge-offs and the current quarter provision for loan losses were below those experienced in the first quarter of 2010 and the fourth quarter of 2010.  Nonperforming loans were at their lowest level since mid-2009.  Delinquency ratios decreased from both the first quarter of 2010 and the fourth quarter of.  The Company experienced year-over-year growth in first quarter average interest-earning assets, driven by higher average investment securities, including cash equivalents.  Average loans declined as compared to both the first and fourth quarters of 2010 as a result of low demand in the current economic environment.  Average deposits in the first quarter of 2011 were higher than the first quarter of 2010 and the fourth quarter of 2010, reflective of organic growth in core deposits.  Average external borrowings were lower than the first quarter of 2010.

On April 8, 2011 the Company acquired The Wilber Corporation, (“Wilber”) parent company of the Wilber National Bank for $103 million in stock and cash, expected to be comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.   Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  Upon completion of the merger, the Company added approximately $480 million of loans, $280 million of investment securities and $750 million of deposits.  The Company has not yet finalized its determination of the fair values of acquired assets and liabilities relating to the Wilber acquisition.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $16.2 million increased 15% versus the comparable period of 2010.  Earnings per share for the first quarter of $0.48 were $0.06 higher than the EPS generated in the first quarter of 2010. As reflected in Table 1, first quarter net interest income of $45.5 million was up $2.2 million, or 5.2%, from the comparable prior year period.  The current quarter’s provision for loan losses decreased $0.8 million as compared to the first quarter of 2010, reflective of lower levels of net charge-offs, a decline in loan balances, and generally stable asset quality.  First quarter noninterest income was $20.8 million, down $0.9 million, or 4.0%, from the first quarter of 2010.  Contributing to the decrease was lower mortgage-banking related revenues as well as lower deposit service fees, reflective of the second full quarter of activity following certain amendments to Regulation E (a Federal Reserve Board Regulation), which has resulted in lower net product utilization.  Additionally, revenue from wealth management services declined principally due to lower production levels of the branch-based investment advisory group, which is in the process of converting its operational platform.  Offsetting this decline was a 3.6% increase in the revenues generated by the Company’s employee benefits consulting and plan administration business.   Operating expenses of $43.3 million for the first quarter of 2011 decreased $0.9 million or 2.0%, as compared to the first quarter of 2010, reflective of solid cost management programs across all functional areas of the Company, as well as lower amortization of intangibles.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2011	2010
Net interest income	$45,523	$43,282
Provision for loan losses	1,050	1,820
Noninterest income	20,842	21,717
Operating expenses	43,316	44,193
Income before taxes	21,999	18,986
Income taxes	5,839	4,984
Net income	$16,160	$14,002

Diluted earnings per share	$0.48	$0.42

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2011 was $49.5 million, a $2.5 million or 5.3% increase from the same period last year.  The increase was a result of a $64.5 million increase in first quarter interest-earning assets, a 15-basis point increase in net interest margin versus the prior year and a $13.3 million decrease in average interest-bearing liabilities.  As reflected in Table 3, the volume increase from interest-bearing assets combined with the volume decrease from interest-bearing liabilities and the rate decrease on interest-bearing liabilities had a $3.9 million favorable impact on net interest income, while the rate decrease on interest bearing assets had a $1.4 million unfavorable impact on net interest income.  The lower cost of funding had a greater favorable impact on the net interest margin than the lower yields on interest-bearing assets.

Average investments for the first quarter were $162.8 million higher than the comparable period of 2010, while overnight invested cash equivalents for the first quarter declined $28.0 million from the comparable prior year period, reflective of continuing deployment during the last twelve months of a larger portion of the Company’s excess liquidity into intermediate-term U.S. Treasury securities.  First quarter average loan balances decreased $70.3 million as compared to the comparable period of 2010, primarily from continued declines in the consumer installment and business lending portfolios as a result of lower demand characteristics due to current economic conditions, partially offset by strong consumer mortgage volume that continues to benefit from low long-term interest rates.  In comparison to the prior year, total average interest-bearing deposits were up $12.9 million or 0.4% for the quarter, reflective of organic growth in core deposits partially offset by a reduction in time deposits.  Quarterly average borrowings declined $26.2 million or 3.1% as compared to the first quarter of 2010 and reflect the maturity of $25 million of term borrowings in the second quarter of 2010.

The net interest margin of 4.08% for the first quarter increased 15 basis points versus the same period in the prior year.  The improvement was attributable to a 25-basis point decrease in the cost of funds year-over-year, partially offset by an 11-basis point decrease in earning-asset yields.  The decrease in the earning-asset yield was driven by an 18-basis point decline in the loan yields for the first quarter, as compared to the like period of 2010.  Partially offsetting this decrease for the first quarter was a six-basis point increase in investment yield, including cash equivalents, due to a more productive deployment of net liquidity.  The decline in loan yields is primarily a result of lower rates on new volume due to the decline in interest rates to levels below those prevalent in prior years and certain adjustable-rate loans repricing downward.

The first quarter cost of funds decreased versus the prior year quarter due to a 33-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from non-interest bearing deposits and a six-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and the first quarter of 2011 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined five percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower-cost checking and savings accounts increased two percentage points.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.53% and 38.46% in 2011 and 2010, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees and deferred loan costs.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$159,044	$98	0.25%	$187,030	$115	0.25%
Taxable investment securities (1)	1,188,182	12,585	4.30%	1,071,955	11,146	4.22%
Nontaxable investment securities (1)	565,564	9,076	6.51%	518,962	8,708	6.81%
Loans (net of unearned discount)(2)	3,005,926	42,497	5.73%	3,076,230	44,795	5.91%
Total interest-earning assets	4,918,716	64,256	5.30%	4,854,177	64,764	5.41%
Noninterest-earning assets	568,902			570,868
Total assets	$5,487,618			$5,425,045

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,323,181	2,361	0.41%	$2,095,769	2,915	0.56%
Time deposits	911,805	3,645	1.62%	1,126,324	5,688	2.05%
Borrowings	830,454	8,758	4.28%	856,662	9,167	4.34%
Total interest-bearing liabilities	4,065,440	14,764	1.47%	4,078,755	17,770	1.77%
Noninterest-bearing liabilities:
Noninterest checking deposits	739,515			716,172
Other liabilities	70,104			57,071
Shareholders' equity	612,559			573,047
Total liabilities and shareholders' equity	$5,487,618			$5,425,045

Net interest earnings		$49,492			$46,994
Net interest spread			3.83%			3.64%
Net interest margin on interest-earning assets			4.08%			3.93%

Fully tax-equivalent adjustment		$3,969			$3,712

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

Table 3: Rate/Volume

	1st Quarter 2011 Compared to 1st Quarter 2010
	Increase (Decrease) Due to Change in(1)
(000's omitted)	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	($17)	$0	($17)
Taxable investment securities	1,228	211	1,439
Nontaxable investment securities	758	(390)	368
Loans (net of unearned discount)	(1,010)	(1,288)	(2,298)
Total interest-earning assets (2)	854	(1,362)	(508)

Interest paid on:
Interest checking, savings and money market deposits	292	(846)	(554)
Time deposits	(976)	(1,067)	(2,043)
Borrowings	(277)	(132)	(409)
Total interest-bearing liabilities (2)	(58)	(2,948)	(3,006)

Net interest earnings (2)	631	1,867	2,498

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.

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

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2011	2010
Deposit service charges and fees	$9,685	$10,519
Benefit trust, administration, consulting and actuarial fees	8,183	7,899
Wealth management services	2,180	2,376
Other banking services	398	440
Mortgage banking	396	483
Total noninterest income	$20,842	$21,717

Noninterest income/operating income (FTE)	29.6%	31.6%

As displayed in Table 4, noninterest income was $20.8 million in the first quarter of 2011, a decrease of $0.9 million, or 4.0%, for the quarter in comparison to 2010.  General recurring banking fees of $10.1 million for the first quarter were down $0.9 million or 8.0%, as compared to the prior year period, reflective of lower product utilization due to economic conditions and regulatory changes.    Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions, unless the customer consents.  Although the majority of customers who have responded have consented to protecting their accounts from electronic transaction rejection, lower utilization of these products has been experienced.  Partially offsetting this decline are increased electronic banking activity and expanded debit-card usage.

Residential mortgage banking revenue decreased $0.1 million for the quarter in comparison to the prior year period.  Residential mortgage banking income totaled $0.4 million for the first quarter of 2011 as compared to $0.5 million in the first quarter of 2010.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in the first quarter mortgage banking income is $0.1 million of unrealized gains on residential mortgage loans held for sale and the related commitments.   Also included in the first quarter of 2011 is a $0.1 million impairment charge for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $21.0 million in the first quarter of 2011 as compared to $11.9 million for the comparable 2010 period.  Residential mortgage loans held for sale and recorded at fair value at March 31, 2011 totaled $0.3 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.3 million for the three months ended March 31, 2011 as compared to the prior year period, driven by a combination of new client generation, expanded service offerings and increased customer asset-based revenue.  Wealth management services revenue decreased $0.2 million, or 8.2%, for the first quarter as compared to the first quarter of 2010, due to lower production levels for broker advisory services, principally related to some systems conversion issues, partially offset by a 13% increase in wealth management revenues.

The ratio of noninterest income to total income (FTE basis) was 29.6% for the quarter versus 31.6% for the comparable period of 2010.  The decrease in the quarter is a function of the lower level of deposit service fees combined with higher net interest income.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2011	2010
Salaries and employee benefits	$23,111	$22,936
Occupancy and equipment	6,057	6,225
Data processing and communications	4,771	5,114
Amortization of intangible assets	901	1,859
Legal and professional fees	1,339	1,300
Office supplies and postage	1,196	1,249
Business development and marketing	1,254	1,014
FDIC insurance premiums	1,361	1,572
Acquisition expenses	691	0
Other	2,635	2,924
Total operating expenses	$43,316	$44,193

Operating expenses/average assets	3.08%	3.30%
Efficiency ratio	59.3%	61.6%

As shown in Table 5, first quarter 2011 operating expenses were $43.3 million, a decrease of $0.9 million or 2.0% from the prior year level.  Implementation of several expense reduction initiatives allowed the Company to report lower total operating expenses despite year-over-year increases in merit-based compensation, and higher business development costs.  During the first quarter the Company incurred $0.7 million of acquisition costs related to its acquisition of Wilber, which was completed in the second quarter of 2011.

Salary expense increased $0.3 million from the first quarter of 2010, partially offset by a $0.1 million decrease in employee benefit costs for the three months ended March 31, 2011, as compared to the prior year period.  This was primarily due to modifications made to the Company’s defined benefit pension plan.  As of January 1, 2010, the Company’s defined benefit pension plan was modified to a new plan design, which combines service credits in the Company’s Cash Balance Plan with additional contributions made to the 401(k) Plan.

Additional changes to operating expenses can be attributable to lower amortization of intangible assets ($1.0 million), property related write downs ($0.4 million), data processing and communications costs ($0.3 million), FDIC insurance premiums ($0.2 million), and lower occupancy and equipment costs ($0.2 million), partially offset by higher acquisition related expenses ($0.7 million) and business development and marketing expenses ($0.2 million).  Amortization of intangibles decreased $1.0 million in the first quarter as a result of no new acquisitions, accelerated amortization methodologies employed and the core deposit intangible from a 2001 branch acquisition which became fully amortized during 2010.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 59.3% for the first quarter, 2.3 percentage points favorable to the comparable quarter of 2010.  This resulted from operating expenses (as described above) decreasing 1.4%, while recurring operating income increased 2.4%, driven by a 5.3% increase in net interest income.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 22 basis points in comparison to the same quarter last year.  Operating expenses (as defined above) decreased 1.4% for the quarter, while average assets increased 1.2% for the same time period.

Income Taxes

The first quarter effective income tax rate was 26.5%, up slightly from the 26.3% effective tax rate for the comparable period of 2010.  The higher effective tax rate for 2011 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.79 billion at the end of the first quarter, an increase of $49.9 million from December 31, 2010 and an increase of $45.7 million from March 31, 2010.  The book value (excluding unrealized gains) of investments increased $40.9 million from December 31, 2010 and $43.9 million from March 31, 2010.  Throughout 2010 and the first quarter of 2011 cash equivalents remained above historical levels, as the Company maintained the liquidity from organic deposit growth in anticipation of improved investment opportunities in future periods.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury Notes and obligations of state and political subdivisions and a decrease in the proportion of mortgage-backed securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2011, the portfolio had an $18.9 million net unrealized gain, an increase of $9.0 million from the unrealized gain at December 31, 2010 and up $1.8 million from the unrealized gain at March 31, 2010.  This increase in the unrealized gain is indicative of favorable interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $19.9 million of net unrealized gains as of March 31, 2011.

Table 6: Investment Securities
	March 31, 2011		December 31, 2010		March 31, 2010
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,190	$496,042	$478,100	$499,642	$463,303	$464,725
Government agency mortgage-backed securities	48,489	50,854	56,891	59,644	91,988	94,655
Obligations of state and political subdivisions	66,599	66,315	67,864	66,450	69,858	71,018
Other securities	47	47	53	53	69	69
Total held-to-maturity portfolio	593,325	613,258	602,908	625,789	625,218	630,467

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	323,545	345,288	281,826	304,057	289,063	310,742
Obligations of state and political subdivisions	534,421	542,278	518,216	522,218	452,654	464,529
Government agency mortgage-backed securities	165,374	173,626	170,673	179,716	190,703	196,772
Pooled trust preferred securities	69,164	48,172	69,508	41,993	70,653	46,021
Corporate debt securities	24,016	25,589	25,523	27,157	35,552	37,126
Government agency collateralized mortgage obligations	9,665	10,075	9,904	10,395	10,603	11,178
Marketable equity securities	380	447	380	427	380	339
Available-for-sale portfolio	1,126,565	1,145,475	1,076,030	1,085,963	1,049,608	1,066,707
Net unrealized gain on available-for-sale portfolio	18,910	0	9,933	0	17,099	0
Total available-for-sale portfolio	1,145,475	1,145,475	1,085,963	1,085,963	1,066,707	1,066,707
Other Securities:
Federal Home Loan Bank common stock	37,299	37,299	37,301	37,301	38,402	38,402
Federal Reserve Bank common stock	12,378	12,378	12,378	12,378	12,378	12,378
Other equity securities	3,769	3,769	3,774	3,774	3,860	3,860
Total other securities	53,446	53,446	53,453	53,453	54,640	54,640
Total investments	$1,792,246	$1,812,179	$1,742,324	$1,765,205	$1,746,565	$1,751,814

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $70.8 million and unrealized losses of $21.0 million at March 31, 2011.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of March 31, 2011, an additional 31% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

The fair value of these securities was determined by external pricing sources using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.  The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.

A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an other-than-temporary impairment did not exist at March 31, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of March 31, 2011 and thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of March 31, 2011

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 3/31/11	$22,258	$23,147	$23,759
Fair value at 3/31/11	14,971	16,391	16,810
Unrealized loss at 3/31/11	$7,287	$6,756	$6,949
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	29.6%	27.1%	21.9%
Excess subordination	28.2%	31.5%	35.8%

Loans

As shown in Table 8, loans ended the first quarter at $3.00 billion, down $25.9 million (0.9%) from year-end 2010 and down $62.1 million (2.0%) from one year earlier.  The loan decline during the first quarter of 2011 was comprised of a reduction in the business lending portfolio ($17.2 million), the consumer mortgage portfolio ($2.2 million), the consumer installment portfolio ($0.6 million) and the home equity portfolio ($6.0 million).

Table 8: Loans

(000's omitted)	March 31, 2011		December 31, 2010		March 31, 2010
Business lending	$1,006,114	33.5%	$1,023,286	33.8%	$1,048,841	34.2%
Consumer mortgage	1,055,164	35.2%	1,057,332	34.9%	1,049,399	34.3%
Consumer installment	639,241	21.3%	639,809	21.2%	651,781	21.3%
Home equity	299,925	10.0%	305,936	10.1%	312,502	10.2%
Total loans	$3,000,444	100.0%	$3,026,363	100.0%	$3,062,523	100.0%

The combined total of general-purpose business lending to commercial and industrial customers and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio decreased $42.7 million versus one year ago.  Customer demand has remained soft due primarily to economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business area.

Consumer mortgages increased $5.8 million year-over-year.  During the first quarter of 2011, the Company originated and sold $21.0 million of residential mortgages, principally to Fannie Mae, as compared to $11.9 million in the first quarter of 2010 and $119.0 million for the year ended December 31, 2010.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $0.6 million in the first quarter of 2011 and decreased $12.5 million on a year-over-year basis.  The origination and utilization of consumer installment has faced somewhat softer demand over the past year due to lower consumer spending and deleveraging activities.  The tempered volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has made growing this portfolio more difficult in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth more in line with its longer-term historical experience.

Home equity loans declined $12.6 million or 4.0% from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred in 2010 and the first three months of 2011 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to the continued weak economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2011 and 2010 and December 31, 2010.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2011	2010	2010
Nonaccrual loans
Consumer mortgage	$5,832	$4,737	$4,368
Business lending	7,788	9,715	13,159
Consumer installment	0	0	279
Home equity	1,333	926	445
Total nonaccrual loans	14,953	15,378	18,251
Accruing loans 90+ days delinquent
Consumer mortgage	2,203	2,308	719
Business lending	184	247	118
Consumer installment	114	227	41
Home equity	273	309	52
Total accruing loans 90+ days delinquent	2,774	3,091	930
Nonperforming loans
Consumer mortgage	8,035	7,045	5,087
Business lending	7,972	9,962	13,277
Consumer installment	114	227	320
Home equity	1,606	1,235	497
Total nonperforming loans	17,727	18,469	19,181

Other real estate (OREO)	1,945	2,011	1,479
Total nonperforming assets	19,672	$20,480	$20,660

Allowance for loan losses / total loans	1.40%	1.40%	1.37%
Allowance for loan losses / nonperforming loans	238%	230%	219%
Nonperforming loans / total loans	0.59%	0.61%	0.63%
Nonperforming assets / total loans and other real estate	0.66%	0.68%	0.67%
Delinquent loans (30 days old to nonaccruing) to total loans	1.46%	1.91%	1.43%
Loan loss provision to net charge-offs (quarterly)	74%	95%	111%

As displayed in Table 9, nonperforming assets at March 31, 2011 were $19.7 million, a $0.8 million decrease versus the level at the end of 2010 and a decrease of $1.0 million as compared to the level one year earlier.  Other real estate owned (“OREO”) of $1.9 million decreased $0.1 million from year-end 2010 and increased $0.5 million from one-year ago.  The Company is managing 23 OREO properties at March 31, 2011 as compared to 22 OREO properties at December 31, 2010 and 20 OREO properties at March 31, 2010.  Only one property has a carrying value in excess of $0.2 million at March 31, 2011.  Nonperforming loans were 0.59% of total loans outstanding at the end of the first quarter, two and four basis point lower than the levels at December 31, 2010 and March 31, 2010, respectively.

Approximately 45% of the nonperforming loans at March 31, 2011 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  Despite the relatively weak economic conditions, the Company has successfully reduced the level of nonperforming business loans significantly over the last three quarters.  Approximately 45% of nonperforming loans at March 31, 2011 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s  market area did not experience the significant declines in values that other parts of the country encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike and have resulted in higher mortgage nonperforming levels.  The remaining ten percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 238% at the end of the first quarter, compared to 230% at year-end 2010 and 219% at March 31, 2010, reflective of the allowance to total loans ratio increasing from one year ago and nonperforming loans dropping from the March 31, 2010 levels.

Members of senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.46% at the end of the first quarter, 45 basis points below the 1.91% at year-end 2010 and three basis points higher than the 1.43% at March 31, 2010.  The commercial loan delinquency ratio at the end of the first quarter decreased in comparison to both December 31, 2010 and March 31, 2010.  The delinquency rate for consumer mortgage, consumer installment and home equity loans decreased as compared to December 31, 2010, but increased as compared to March 31, 2010.  Delinquency ratios were higher at December 31, 2010 due to certain processing limitations during the core accounting system conversion in late 2010.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite weak economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2011	2010
Allowance for loan losses at beginning of period	$42,510	$41,910
Charge-offs:
Business lending	843	1,368
Consumer mortgage	236	88
Consumer installment	1,443	1,475
Home equity	36	0
Total charge-offs	2,558	2,931
Recoveries:
Business lending	86	285
Consumer mortgage	19	28
Consumer installment	1,033	982
Home equity	7	1
Total recoveries	1,145	1,296

Net charge-offs	1,413	1,635
Provision for loans losses	1,050	1,820
Allowance for loan losses at end of period	$42,147	$42,095

Net charge-offs to average loans outstanding:
Business lending	0.30%	0.42%
Consumer mortgage	0.08%	0.02%
Consumer installment	0.26%	0.30%
Home equity	0.04%	0.00%
Total loans	0.19%	0.22%

As displayed in Table 10, net charge-offs during the first quarter of 2011 were $1.4 million, $0.2 million lower than the equivalent 2010 period.  The business lending and consumer installment portfolios experienced a lower level of net charge-offs while the consumer mortgage and home equity portfolios experienced increases in the level of net charge-offs as compared to the first quarter of 2010.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.19%, eight basis points lower than the linked quarter and three basis points lower than the comparable quarter of 2010.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The business lending and consumer installment net charge-off ratios for the first quarter of 0.30% and 0.26%, improved 12 and four basis points, respectively, versus the prior year level.  The consumer mortgage portfolio and home equity portfolio experienced a six and four basis point, respectively, increase in net charge-off ratios for the first quarter of 2011 as compared to the first quarter of 2010.  As compared to the fourth quarter of 2010, the consumer installment net charge-off ratio improved by 50 basis points, while the business lending, consumer mortgage, and home equity portfolios net-charge off  ratios were higher by three, six and four basis points, respectively.

A $1.1 million loan loss provision was recorded in the first quarter, $0.8 million below the equivalent prior year period.  The first quarter 2011 loan loss provision was $0.4 million below the level of net charge-offs for the quarter in response to a declining loan portfolio and improving credit ratios. The allowance for loan losses of $42.1 million as of March 31, 2011 increased $0.1 million or 0.1% over the last 12 months, while the loan portfolio declined 2.0% during the same time period.  Continued weak economic conditions and periodic increases in nonperforming and delinquency levels over the last twelve months contributed to these changes and resulted in the allowance for loan loss to total loans ratio increasing from 1.37% at March 31, 2010 to 1.40% at the end of the current quarter.

Deposits

As shown in Table 11, average deposits of $3.97 billion in the first quarter were up $36.2 million compared to the first quarter 2010 and $24.5 million versus the fourth quarter of last year.  The mix of average deposits changed throughout 2010 and this continued in the first three months of 2011.  The weightings of non-time deposits (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 1.08% in the first quarter of 2010 to 0.75% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through its proactive marketing efforts, competitive product offerings and top quality customer service.

Average first quarter non-public fund deposits decreased $24.3 million, or 0.7%, versus the fourth quarter of 2010 and increased $18.8 million or 0.5% compared to the year earlier period.  Average public fund deposits in the first quarter increased $48.8 million, or 14%, from fourth quarter 2010 and $17.5 million, or 4.7%, from the first quarter of 2010 in part due to the lack of attractive, low-risk alternative investment options and the Company’s competitively priced products.  Public fund deposits as a percentage of total deposits rose from 9.5% in the first quarter 2010 to 9.9% in the current quarter.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2011	2010	2010
Noninterest checking deposits	$739,515	$743,698	$716,172
Interest checking deposits	733,379	720,034	689,513
Regular savings deposits	556,245	543,507	513,705
Money market deposits	1,033,557	1,002,463	892,551
Time deposits	911,805	940,323	1,126,324
Total deposits	$3,974,501	$3,950,025	$3,938,265

IPC Deposits	$3,582,643	$3,606,972	$3,563,892
Public Fund Deposits	391,858	343,053	374,373
Total Deposits	$3,974,501	$3,950,025	$3,938,265

Borrowings

At the end of the first quarter external borrowings of $830.4 million were $0.1 million lower than borrowings at December 31, 2010, and declined $26.2 million versus the end of the first quarter of 2010.  The cost of funds on total borrowings in the first quarter of 4.28% was six basis points below that of the year-earlier period.  This decline was mostly attributable to the maturing of $25 million of higher fixed-rate term borrowings.

Shareholders’ Equity

Total shareholders’ equity of $624.1 million at the end of the first quarter rose $16.8 million from the balance at December 31, 2010.  This increase consisted of net income of $16.2 million, $1.3 million from shares issued under the employee stock plan, $1.2 million from employee stock options earned and a $6.1 million increase in other comprehensive income, partially offset by dividends declared of $8.0 million.  The change in other comprehensive income/(loss) was comprised of a $5.5 million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $0.1 million adjustment to the funded status of the Company’s retirement plans, and a $0.5 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $45.7 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 8.42% at the end of the first quarter, up 19 basis points from year-end 2010 and 86 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2010 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 2.9% while average assets excluding intangibles and the market value adjustment on investments increased at a slower pace of 0.6%.  The Tier I leverage ratio increased as compared to the prior year’s first quarter as average assets excluding intangibles and the market value adjustment increased 1.5%, while shareholders’ equity, excluding intangibles and other comprehensive income increased at a higher 13.1% rate.  The tangible equity-to-assets ratio (a non-GAAP measure) of 6.36% increased 22 basis points from December 31, 2010 and increased 93 basis points versus March 31, 2010.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment, higher retained earnings, lower intangible levels and relatively low growth in all other asset categories.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2010 was 49.6%, down from 51.9% for the first three months of 2010.  The ratio decreased because net income increased 15%, while dividends declared increased 10.4%.  The Company’s quarterly dividend was raised 9.1% in the first quarter of 2010, from $0.22 to $0.24 per share and the number of common shares outstanding increased 1.1% over the last twelve months.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Company ensures that it will have appropriate liquidity levels for both normal operating environments as well as stressed environments.  The Company is responsible for meeting all obligations to its customers at any time, and therefore, the active management of its liquidity position remains an important management role.  The Company has appointed the Asset Liability Committee to manage liquidity risk using policy guidelines and limits on indicators of a potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits tested.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  These risk indicators also monitor such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits ratio, deposits to total funding ratios and borrowings to total funding.

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

The Company’s primary sources of liquidity are its liquid assets and unencumbered securities that can be used to obtain additional funding.  At March 31, 2011, the Company had $297 million of cash and cash equivalents, of which $191 million were interest earning deposits held at the Federal Reserve.  The Bank also had $385 million in additional Federal Home Loan Bank borrowing capacity based on quarter-end collateral levels.  Additionally, the Company has $861 million of unencumbered securities that could be pledged at the Federal Home Loan Bank or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2011, this ratio was 19.1% for both time periods, excluding the Bank's capacity to borrow additional funds from the Federal Home Loan Bank and other sources.  This compares to the internal policy that requires a minimum of 7.5%.

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

The Company manages liquidity risk by preparing a sources and uses statement over the next year.  The report will show management if there is a potential for a liquidity shortfall within the next year.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with low impact to low probability events with high impact.  The results of the stress tests as of March 31, 2011 indicate the Company has sufficient sources of funds for the next year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market interest rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 29 the Company has a minimal amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2011 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2011
+200 basis points	$1,102,000
0 basis points	($2,152,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is largely due to the impact from slower investment cash flows and earning assets repricing upward, offset by increased funding liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment, as lower yielding assets mature and are replaced at higher rates and it is expected that funding liabilities will rise at a slower rate.

The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities are held at current levels.  The Company continues to show interest rate risk exposure if the yield curve shifts to a normalized level despite fed funds trading at a range of 0 – 25 basis points.  In the 0 basis point model (normalized yield curve), longer-term rates are lowered to levels more consistent with historical norms.  Despite fed funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall further, and thus, the 0 basis point model tests the impact of this flattening yield curve rate scenario.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), balance growth rates, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors.  While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, designed to ensure information required to be disclosed by the Company in reporting that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter  ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.       Other Information

Item 1.       Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company’s consolidated financial position or results of operations.  Certain lawsuits challenging the Company’s merger with Wilber were dismissed as described below.

On March 28, 2011, the Company was granted its motions for summary judgment dismissing two class action lawsuits challenging the Company’s merger with Wilber.  The first action was commenced on November 3, 2010 and captioned Robert E. Becker v. The Wilber Corporation, et al., Index No. 20101266 (Otsego County).  The second action was commenced November 17, 2010, and captioned Richard N. Soules v. The Wilber Corporation, et al., Index No. 20101317 (Otsego County). Both complaints named Wilber, Wilber’s directors, and the Company as defendants and alleged that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the merger of the Company and Wilber and alleged that the Company aided and abetted those alleged breaches of fiduciary duty.  The complaints sought declaratory and injunctive relief to prevent the consummation of the merger, a constructive trust over any benefits improperly received by defendants, and costs including plaintiffs’ attorneys’ and experts’ fees.

In his decision on March 28, 2011, New York Supreme Court Justice Kevin Dowd held that the Wilber directors fulfilled their fiduciary duties and acted appropriately within the scope of the New York Business Judgment Rule based on evidence presented and that the plaintiffs had produced no evidence of any improper conduct by the Wilber directors or the Company.  Accordingly, he granted the motions to dismiss the complaints.  He denied the plaintiffs’ motions to consolidate, appoint lead class counsel and amend as moot.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 15, 2011.

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

Community Bank System, Inc.

Date: May 9, 2011	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 9, 2011	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer