Form 10-Q
period 2011-06-30
COMMUNITY BANK SYSTEM INC
filed 2011-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
36,808,033 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2011.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2011 and December 31, 2010....................................................................................................................................................................................................	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2011 and 2010..........................................................................................................................................................................	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2011...	5

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2011 and 2010..........................................................................................................................................................................	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2011 and 2010............................................................................................................................................................................................	7

	Notes to the Consolidated Financial Statements
	June 30, 2011...	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations......................................................................................................	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk...........................................................................................................................................................	41

Item 4.	Controls and Procedures...	42

Part II.	Other Information

Item 1.	Legal Proceedings...	42

Item 1A.	Risk Factors...	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..........................................................................................................................................................	42

Item 3.	Defaults Upon Senior Securities...	42

Item 4.	(Removed and Reserved)...	42

Item 5.	Other Information...	42

Item 6.	Exhibits...	43

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	June 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$273,693	$211,837

Held-to-maturity investment securities (fair value of $626,085 and $625,789, respectively)	592,074	602,908

Available-for-sale investment securities (cost of $1,401,969 and $1,076,030, respectively)	1,440,198	1,085,963

Other securities, at cost	55,833	53,453

Loans held for sale, at fair value	869	3,952

Loans	3,478,150	3,026,363
Allowance for loan losses	(42,531)	(42,510)
Net loans	3,435,619	2,983,853

Core deposit intangibles, net	13,291	10,897
Goodwill	345,915	297,692
Other intangibles, net	3,809	3,125
Intangible assets, net	363,015	311,714

Premises and equipment, net	86,426	81,561
Accrued interest receivable	28,656	26,136
Other assets	114,102	83,129

Total assets	$6,390,485	$5,444,506

Liabilities:
Noninterest-bearing deposits	$849,071	$741,166
Interest-bearing deposits	3,908,031	3,192,879
Total deposits	4,757,102	3,934,045

Borrowings	728,441	728,460
Subordinated debt held by unconsolidated subsidiary trusts	102,036	102,024
Accrued interest and other liabilities	72,835	72,719
Total liabilities	5,660,414	4,837,248

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 37,619,379 and
34,131,289 shares issued, respectively	37,619	34,131
Additional paid-in capital	308,779	225,543
Retained earnings	391,993	374,700
Accumulated other comprehensive income (loss)	9,456	(9,340)
Treasury stock, at cost (812,346 and 812,346 shares, respectively)	(17,776)	(17,776)
Total shareholders' equity	730,071	607,258

Total liabilities and shareholders' equity	$6,390,485	$5,444,506

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$49,471	$44,851	$91,768	$89,524
Interest and dividends on taxable investments	14,640	12,168	26,869	23,101
Interest and dividends on nontaxable investments	5,739	5,604	11,500	11,050
Total interest income	69,850	62,623	130,137	123,675

Interest expense:
Interest on deposits	6,791	7,747	12,797	16,350
Interest on borrowings	7,389	7,446	14,680	15,149
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,483	1,485	2,950	2,949
Total interest expense	15,663	16,678	30,427	34,448

Net interest income	54,187	45,945	99,710	89,227
Less: provision for loan losses	1,050	2,050	2,100	3,870
Net interest income after provision for loan losses	53,137	43,895	97,610	85,357

Noninterest income:
Deposit service fees	10,488	11,337	20,173	21,856
Mortgage banking and other services	1,627	1,115	2,421	2,038
Benefit plan administration, consulting and actuarial fees	7,854	7,260	16,037	15,159
Wealth management services	2,782	2,666	4,962	5,042
Gain on investment securities & debt extinguishments, net	14	0	14	0
Total noninterest income	22,765	22,378	43,607	44,095

Operating expenses:
Salaries and employee benefits	25,531	22,509	48,642	45,445
Occupancy and equipment	6,253	5,614	12,310	11,839
Data processing and communications	5,179	5,309	9,949	10,423
Amortization of intangible assets	1,189	1,849	2,090	3,708
Legal and professional fees	1,307	1,505	2,646	2,805
Office supplies and postage	1,377	1,311	2,573	2,560
Business development and marketing	2,183	1,731	3,438	2,745
FDIC insurance premiums	1,177	1,485	2,538	3,057
Acquisition expenses	3,617	199	4,308	199
Other	3,313	2,708	5,948	5,632
Total operating expenses	51,126	44,220	94,442	88,413

Income before income taxes	24,776	22,053	46,775	41,039
Income taxes	6,790	5,891	12,629	10,875
Net income	$17,986	$16,162	$34,146	$30,164

Basic earnings per share	$0.49	$0.49	$0.97	$0.91
Diluted earnings per share	$0.49	$0.48	$0.96	$0.90
Dividends declared per share	$0.24	$0.24	$0.48	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2011
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income(Loss)	Stock	Total

Balance at December 31, 2010	33,318,943	$34,131	$225,543	$374,700	($9,340)	($17,776)	$607,258

Net income				34,146			34,146

Other comprehensive income, net of tax					18,796		18,796

Dividends declared:
Common, $0.48 per share				(16,853)			(16,853)

Common stock issued under Stock Plan,
including tax benefits of $284	135,289	135	1,717				1,852

Stock-based compensation			2,292				2,292

Stock issued for acquisition	3,352,801	3,353	79,227				82,580

Balance at June 30, 2011	36,807,033	$37,619	$308,779	$391,993	$9,456	($17,776)	$730,071

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Other comprehensive income, before tax:
Change in pension liabilities	$174	$289	$349	$596
Change in unrealized loss on derivative instruments used in cash flow hedges	804	539	1,592	645
Unrealized gains on securities:
Unrealized holding gains arising during period	19,425	16,689	28,402	21,052
Reclassification adjustment for gains included in net income	(106)	-	(106)	-
Other comprehensive income, before tax:	20,297	17,517	30,237	22,293
Income tax expense related to other comprehensive income	(7,620)	(6,409)	(11,441)	(8,173)
Other comprehensive income, net of tax:	12,677	11,108	18,796	14,120
Net income	17,986	16,162	34,146	30,164
Comprehensive income	$30,663	$27,270	$52,942	$44,284

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$34,146	$30,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,659	4,941
Amortization of intangible assets	2,090	3,708
Net amortization (accretion) of premiums & discounts on securities, loans and borrowings	(1,431)	1,528
Stock-based compensation	2,292	2,001
Provision for loan losses	2,100	3,870
Amortization of mortgage servicing rights	446	382
Income on bank-owned life insurance policies	(374)	(280)
Gain on investment securities and debt extinguishments, net	(14)	0
Net gain on sale of loans and other assets	(524)	(246)
Net change in loans held for sale	3,538	1,005
Change in other assets and liabilities	2,464	(1,466)
Net cash provided by operating activities	50,392	45,607
Investing activities:
Proceeds from sales of available-for-sale investment securities	10,795	0
Proceeds from maturities of held-to-maturity investment securities	18,627	42,857
Proceeds from maturities of available-for-sale investment securities	103,299	95,573
Purchases of held-to-maturity investment securities	(5,354)	(319,772)
Purchases of available-for-sale investment securities	(147,898)	(71,014)
Sales of other securities	1,195	1,060
Purchases of other securities	(2)	(8)
Net decrease in loans	10,916	5,158
Cash received from acquisition, net of cash paid of $20,643 and $0	6,258	0
Capital expenditures	(4,235)	(6,676)
Net cash used in investing activities	(6,399)	(252,822)
Financing activities:
Net increase in deposits	51,503	15,489
Net decrease in borrowings	(19,779)	(25,222)
Issuance of common stock	1,852	3,063
Cash dividends paid	(15,997)	(14,479)
Excess tax benefits from stock-based compensation	284	455
Net cash provided by (used in) financing activities	17,863	(20,694)
Change in cash and cash equivalents	61,856	(227,909)
Cash and cash equivalents at beginning of period	211,837	361,876
Cash and cash equivalents at end of period	$273,693	$133,967
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,134	$34,870
Cash paid for income taxes	9,689	0
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	8,831	7,955
Transfers from loans to other real estate	3,405	1,816
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	814,144	0
Fair value of liabilities assumed	791,222	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2011 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

NOTE B:  ACQUISITIONS

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District, and Catskill regions of Upstate New York.

The assets and liabilities assumed were recorded at their estimated fair values based on management's best estimates using information available at April 8, 2011, the acquisition date, and Wilber’s results of operations have been included in the Company’s financial statements since that date.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(000’s omitted)
Consideration paid:
Community Bank System, Inc. common stock	$82,580
Cash	20,372
Total consideration paid	102,952
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	26,901
Investment securities	297,420
Loans	463,961
Premises and equipment	6,213
Accrued interest receivable	2,609
Other assets and liabilities, net	43,941
Core deposit intangibles	4,016
Other intangibles	890
Deposits	(771,554)
Borrowings	(19,668)
Total identifiable assets	54,729
Goodwill	$ 48,223

The above recognized amounts of assets and liabilities, at fair value, are subject to adjustment based on updated information not available at the time of acquisition.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each pool were determined using an estimate of future credit losses and an estimated rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

The following is a summary of the loans acquired in the Wilber acquisition:

(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$37,904	$684,460	$722,364
Contractual cash flows not expected to be collected	(18,229)	(31,055)	(49,284)
Expected cash flows at acquisition	19,675	653,405	673,080
Interest component of expected cash flows	(2,488)	(206,662)	(209,150)
Fair value of acquired loans	$17,187	$446,743	$463,930

The core deposit intangible and customer list are being amortized over their estimated useful life of approximately eight years, using an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment and is not deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired from Wilber were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates expected contracted payments discounted at market rates for similar certificates.

Direct costs related to the Wilber acquisition were expensed as incurred.  During the three and six months ended June 30, 2011 the Company incurred $3.6 million and $4.3 million, respectively, of merger and acquisition integration related expenses and have been separately stated in the Consolidated Statements of Income.

Pro Forma condensed Combined Financial Information
If the Wilber acquisition had been completed on January 1, 2010, total revenue, net of interest expense would have been $152.6 million and $153.7 million for the six months ended June 30, 2011 and 2010, respectively and net income from continuing operations would have been $29.7 million and $33.0 million for the same periods.  Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to the Company’s policies.  The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market condition or revenues, expenses efficiencies, or other factors.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 53 through 58 of the Annual Report on Form 10-K for the year ended December 31, 2010, with the addition of the acquired loans policy below.

Critical Accounting Policies

Acquired Loans
Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are aggregated by comparable characteristics.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method. The Corporation’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending; consumer installment – direct; consumer installment – indirect; home equity; and consumer mortgage.  The first calculation determines an allowance level based on historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition. As it has in prior periods, the Company strives to continually refine and enhance its loss evaluation and estimation processes.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2011.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes D and K for further information.

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

Retirement Benefits
The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases and expected return on plan assets.

New Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The guidance requires changes in presentation only and will have no significant impact on the Company's Consolidated Financial Statements.

Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). On May 12, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board both issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosures about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements currently in GAAP. The new guidance goes into effect on January 1, 2012 for the Company and will be applied prospectively. The Company is currently evaluating the effect of the adoption of this guidance on the Company's financial condition, results of operations, or cash flows.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,282	$30,307	$0	$508,589	$478,100	$21,571	$29	$499,642
Government agency mortgage-backed securities	43,676	2,147	0	45,823	56,891	2,753	0	59,644
Obligations of state and political subdivisions	70,074	1,898	341	71,631	67,864	277	1,691	66,450
Other securities	42	0	0	42	53	0	0	53
Total held-to-maturity portfolio	$592,074	$34,352	$341	$626,085	$602,908	$24,601	$1,720	$625,789

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$400,764	$26,721	$713	$426,772	$281,826	$22,231	$0	$304,057
Obligations of state and political subdivisions	517,872	16,198	825	533,245	518,216	10,197	6,195	522,218
Government agency mortgage-backed securities	342,331	14,028	19	356,340	170,673	9,159	116	179,716
Pooled trust preferred securities	68,809	0	19,837	48,972	69,508	0	27,515	41,993
Corporate debt securities	19,007	1,385	0	20,392	25,523	1,634	0	27,157
Government agency collateralized mortgage obligations	52,806	1,352	153	54,005	9,904	491	0	10,395
Marketable equity securities	380	92	0	472	380	54	7	427
Total available-for-sale portfolio	$1,401,969	$59,776	$21,547	$1,440,198	$1,076,030	$43,766	$33,833	$1,085,963

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
Obligations of state and political subdivisions/
Total held-to-maturity portfolio	$9,743	$341	$0	$0	$9,743	$341

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	40,311	713	0	0	40,311	713
Obligations of state and political subdivisions	34,185	385	4,800	440	38,985	825
Government agency mortgage-backed securities	3,920	19	0	0	3,920	19
Pooled trust preferred securities	0	0	48,972	19,837	48,972	19,837
Government agency collateralized mortgage obligations	10,148	153	0	0	10,148	153
Total available-for-sale portfolio	88,564	1,270	53,772	20,277	142,336	21,547

Total investment portfolio	$98,307	$1,611	$53,772	$20,277	$152,079	$21,888

As of December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$14,967	$29	$0	$0	$14,967	$29
Obligations of state and political subdivisions	43,851	1,691	0	0	43,851	1,691
Total held-to-maturity portfolio	58,818	1,720	0	0	58,818	1,720

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	197,066	5,705	4,049	490	201,115	6,195
Pooled trust preferred securities	0	0	41,993	27,515	41,993	27,515
Government agency mortgage-backed securities	14,690	116	0	0	14,690	116
Marketable equity securities	210	2	11	5	221	7
Total available-for-sale portfolio	211,966	5,823	46,053	28,010	258,019	33,833

Total investment portfolio	$270,784	$7,543	$46,053	$28,010	$316,837	$35,553

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $70.4 million and unrealized losses of $19.8 million at June 30, 2011.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of June 30, 2011, an additional 34% - 37% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuers; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and the level of credit enhancement provided by the structure.  A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at June 30, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$10,511	$10,616	$70,767	$72,246
Due after one through five years	64,645	67,931	160,805	168,751
Due after five years through ten years	403,812	430,599	317,349	339,439
Due after ten years	69,430	71,116	457,531	448,945
Subtotal	548,398	580,262	1,006,452	1,029,381
Government agency collateralized mortgage obligations	0	0	52,806	54,005
Government agency mortgage-backed securities	43,676	45,823	342,331	356,340
Total	$592,074	$626,085	$1,401,589	$1,439,726

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into levels that allow management to monitor risk and performance.  Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on a property.  Business lending is comprised of general purpose commercial and industrial loans including agricultural-related and dealer floor plans, as well as mortgages on commercial property.  Consumer installment – indirect consists primarily of loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.  Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.  Consumer installment – direct are all other loans to consumers such as personal installment loans and lines of credit.  Loans are summarized as follows:

	June 30,	December 31,
(000's omitted)	2011	2010
Consumer mortgage	$1,149,219	$1,057,332
Business lending	1,290,893	1,023,286
Consumer installment - indirect	549,449	494,813
Home equity	330,213	305,936
Consumer installment - direct	158,376	144,996
Gross loans, including deferred origination costs	3,478,150	3,026,363
Allowance for loan losses	(42,531)	(42,510)
Loans, net of allowance for loan losses	$3,435,619	$2,983,853

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at March 31, 2011	$0
Wilber acquisition	2,489
Accretion recognized, to-date	(227)
Balance at June 30, 2011	$2,262

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2011:

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Purchased Impaired	Current	Total Loans
Consumer mortgage	$11,842	$1,949	$5,881	$19,672	$0	$1,129,547	$1,149,219
Business lending	7,277	157	10,928	18,362	16,520	1,256,011	1,290,893
Consumer installment - indirect	8,029	19	4	8,052	0	541,397	549,449
Home equity	2,343	273	1,020	3,636	0	326,577	330,213
Consumer installment – direct	2,343	101	0	2,444	0	155,932	158,376
Total	$31,834	$2,499	$17,833	$52,166	$16,520	$3,409,464	$3,478,150

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2010:
(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,614	$2,308	$4,737	$23,659	$1,033,673	$1,057,332
Business lending	5,965	247	9,715	15,927	1,007,359	1,023,286
Consumer installment – indirect	10,246	131	0	10,377	484,436	494,813
Home equity	3,960	309	926	5,195	300,741	305,936
Consumer installment – direct	2,514	96	0	2,610	142,386	144,996
Total	$39,299	$3,091	$15,378	$57,768	$2,968,595	$3,026,363

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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

The following table shows the amount of business lending loans by credit quality category:

(000’s omitted)	June 30, 2011	December 31, 2010
Pass	$982,746	$753,252
Special mention	172,441	159,906
Classified	119,186	110,128
Purchased impaired	16,520	0
Total	$1,290,893	$1,023,286

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 – 89 days past due and purchased impaired loans.  Nonperforming loans include 90+ days past due and still accruing and non-accrual loans.

The following table details the balances in all other loan categories at June 30, 2011:
(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,141,389	$549,426	$328,920	$158,275	$2,178,010
Nonperforming	7,830	23	1,293	101	9,247
Total	$1,149,219	$549,449	$330,213	$158,376	$2,187,257

The following table details the balances in all other loan categories at December 31, 2010:

(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,050,287	$494,682	$304,701	$144,900	$1,994,570
Nonperforming	7,045	131	1,235	96	8,507
Total	$1,057,332	$494,813	$305,936	$144,996	$2,003,077

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
(000’s omitted)	2011	2010
Loans with reserve	$0	$1,465
Loans without reserve	2,564	3,846
Carrying balance	2,564	5,311
Contractual balance	3,351	7,042
Specifically allocated allowance	0	762

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2011
	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Beginning balance	$3,099	$21,559	$860	$3,794	$9,639	$3,196	$42,147
Charge-offs	(108)	(727)	(95)	(203)	(930)	0	(2,063)
Recoveries	7	232	4	178	976	0	1,397
Provision	288	(115)	142	109	592	34	1,050
Ending balance	$3,286	$20,949	$911	$3,878	$10,277	$3,230	$42,531

	Three Months Ended June 30, 2010
	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Beginning balance	$1,290	$23,416	$360	$3,681	$9,930	$3,418	$42,095
Charge-offs	(321)	(770)	(103)	(402)	(909)	0	(2,505)
Recoveries	8	114	3	242	596	0	963
Provision	677	859	197	241	179	(103)	2,050
Ending balance	$1,654	$23,619	$457	$3,762	$9,796	$3,315	$42,603

	Six Months Ended June 30, 2011
	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Beginning Balance	$2,451	$22,326	$689	$3,977	$9,922	$3,145	$42,510
Charge-offs	(344)	(1,570)	(131)	(620)	(1,956)	0	(4,621)
Recoveries	26	318	11	394	1,793	0	2,542
Provision	1,153	(125)	342	127	518	85	2,100
Ending Balance	$3,286	$20,949	$911	$3,878	$10,277	$3,230	$42,531

	Six Months Ended June 30, 2010
	Consumer	Business	Home	Direct	Indirect
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Total
Beginning Balance	$1,127	$23,577	$374	$3,660	$10,004	$3,168	$41,910
Charge-offs	(409)	(2,138)	(103)	(828)	(1,958)	0	(5,436)
Recoveries	36	399	4	401	1,419	0	2,259
Provision	900	1,781	182	529	331	147	3,870
Ending Balance	$1,654	$23,619	$457	$3,762	$9,796	$3,315	$42,603

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:
	As of June 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$64,610	($51,319)	$13,291	$60,595	($49,698)	$10,897
Other intangibles	9,047	(5,238)	3,809	7,894	(4,769)	3,125
Total amortizing intangibles	$73,657	($56,557)	$17,100	$68,489	($54,467)	$14,022

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Jul – Dec 2011	$2,273
2012	3,958
2013	3,169
2014	2,464
2015	1,809
Thereafter	3,427
Total	$17,100

Shown below are the components of the Company’s goodwill at June 30, 2011:

(000’s omitted)	December 31, 2010	Activity	June 30, 2011
Goodwill	$302,516	$48,223	$350,739
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	$48,223	$345,915

NOTE G:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.85%)	7/31/2031	5 year beginning 2006	101.5% declining to par at July 31, 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.90%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of approximately $849,000 and $1,688,000 was recognized based on the interest rate swap agreement for the three and six months ended June 30, 2011, respectively, compared to $848,000 and $1,696,000 for the three and six months ended June 30, 2010, respectively.

NOTE H:  BENEFIT PLANS

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

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$784	$638	$1,470	$1,331	$0	$0	$0	$0
Interest cost	1,191	967	2,153	1,955	38	49	76	98
Expected return on plan assets	(2,167)	(1,618)	(3,934)	(3,235)	0	0	0	0
Amortization of unrecognized net loss	474	596	948	1,210	2	4	4	9
Amortization of prior service cost	(37)	(47)	(75)	(94)	(264)	(264)	(529)	(529)
Net periodic benefit cost	$245	$536	$562	$1,167	($224)	($211)	($449)	($422)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding at June 30, 2011 compared to approximately 1.8 million weighted-average anti-dilutive stock options outstanding at June 30, 2010 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2011	2010	2011	2010
Net income	$17,986	$16,162	$34,146	$30,164
Income attributable to unvested stock-based compensation awards	(136)	(144)	(267)	(255)
Income available to common shareholders	$17,850	$16,018	$33,879	$29,909

Weighted-average common shares outstanding – basic	36,346	32,947	34,804	32,886
Basic earnings per share	$0.49	$0.49	$0.97	$0.91

Net income	$17,986	$16,162	$34,146	$30,164
Income attributable to unvested stock-based compensation awards	(136)	(144)	(267)	(255)
Income available to common shareholders	$17,850	$16,018	$33,879	$29,909

Weighted-average common shares outstanding	36,346	32,947	34,804	32,886
Assumed exercise of stock options	438	327	486	265
Weighted-average shares – diluted	36,784	33,274	35,290	33,151
Diluted earnings per share	$0.49	$0.48	$0.96	$0.90

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

NOTE J:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2011	December 31, 2010
Commitments to extend credit	$535,799	$445,625
Standby letters of credit	29,186	21,456
Total	$564,985	$467,081

NOTE K:  FAIR VALUE

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

	June 30, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$151,553	$275,219	$0	$426,772
Obligations of state and political subdivisions	0	533,245	0	533,245
Government agency mortgage-backed securities	0	356,340	0	356,340
Pooled trust preferred securities	0	0	48,972	48,972
Corporate debt securities	0	20,392	0	20,392
Government agency collateralized mortgage obligations	0	54,005	0	54,005
Marketable equity securities	472	0	0	472
Total available-for-sale investment securities	152,025	1,239,201	48,972	1,440,198
Forward sales commitments	0	0	0	0
Commitments to originate real estate loans for sale	0	0	142	142
Mortgage loans held for sale	0	869	0	869
Interest rate swap	0	(1,641)	0	(1,641)
Total	$152,025	$1,238,429	$49,114	$1,439,568

	December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,026	$303,031	$0	$304,057
Obligations of state and political subdivisions	0	522,218	0	522,218
Government agency mortgage-backed securities	0	179,716	0	179,716
Pooled trust preferred securities	0	0	41,993	41,993
Corporate debt securities	0	27,157	0	27,157
Government agency collateralized mortgage obligations	0	10,395	0	10,395
Marketable equity securities	427	0	0	427
Total available-for-sale investment securities	1,453	1,042,517	41,993	1,085,963
Forward sales commitments	0	322	0	322
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	3,952	0	3,952
Interest rate swap	0	(3,232)	0	(3,232)
Total	$1,453	$1,043,559	$42,051	$1,087,063

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2011 is approximately $851,000.  The unrealized gain on mortgage loans held for sale of $18,000 was recognized in mortgage banking and other services income in the consolidated statement of income for the quarter ended June 30, 2011.

•
Forward sales contracts – The Company enters into forward sales contracts to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale of these mortgages.  These instruments are classified as Level 2 in the fair value hierarchy.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2011			2010
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$48,172	$58	$48,230	$46,021	$106	$46,127
Total gains (losses) included in earnings (1)	25	(58)	(33)	24	(106)	(82)
Total gains included in other comprehensive income	1,156	0	1,156	1,681	0	1,681
Sales/calls/principal reductions	(381)	0	(381)	(383)	0	(383)
Commitments to originate real estate loans held for sale, net	0	142	142	0	367	367
Ending balance	$48,972	$142	$49,114	$47,343	$367	$47,710
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.
	Six Months Ended June 30,
	2011			2010
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$41,993	$58	$42,051	$44,014	$31	$44,045
Total gains (losses) included in earnings (1)	48	(116)	(68)	49	(31)	18
Total gains included in other comprehensive income	7,679	0	7,679	4,037	0	4,037
Purchases	0	0	0	0	0	0
Sales/calls/principal reductions	(748)	0	(748)	(757)	0	(757)
Commitments to originate real estate loans held for sale, net	0	200	200	0	367	367
Ending balance	$48,972	$142	$49,114	$47,343	$367	$47,710
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

Assets and liabilities measured on a non-recurring basis:

	June 30, 2011				December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$0	$703	$703
Other real estate owned	0	0	3,269	3,269	0	0	2,011	2,011
Mortgage servicing rights	0	0	1,359	1,359	0	0	2,422	2,422
Total	$0	$0	$4,628	$4,628	$0	$0	$5,136	$5,136

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with generally accepted accounting principles, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $25,000 at June 30, 2011.

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  The Company did not recognize an impairment charge during 2010 or the six months ended June 30, 2011.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in Note D.

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,435,619	$3,450,501	$2,983,853	$2,996,821
Financial liabilities:
Deposits	4,757,102	4,775,346	3,934,045	3,944,261
Borrowings	728,441	810,714	728,460	808,902
Subordinated debt held by unconsolidated subsidiary trusts	102,036	82,400	102,024	82,490

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Loans – Fair values for variable rate loans that reprice frequently are based on carrying values.  Fair values for fixed rate loans are estimated using expected discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Other financial assets and liabilities – Cash and cash equivalents, accrued interest receivable and accrued interest payable have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk..

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

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge.  See further details of interest rate swap agreements in Note G.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2011:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$1,641
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$7,787	$142
Forward sales commitments	Other assets	2,526	0
Total derivatives			$142			$1,641

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2011:

		Loss recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2011	Six Months Ending June 30, 2011
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($849)	($1,688)
Interest rate lock commitments	Mortgage banking and other services	84	84
Forward sales commitments	Mortgage banking and other services	(3)	(322)
Total		($768)	($1,926)

The amount of gain recognized during the three and six months ended June 30, 2011 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $804,000 and $1,592,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $849,000 and $1,688,000 for the three and six months ended June 30, 2011, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

NOTE M:  SEGMENT INFORMATION

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2011
Net interest income	$54,162	$25	$0	$54,187
Provision for loan losses	1,050	0	0	1,050
Noninterest income	12,115	11,081	(445)	22,751
Gain on investment securities & debt extinguishments	14	0	0	14
Amortization of intangible assets	921	268	0	1,189
Other operating expenses	41,778	8,604	(445)	49,937
Income before income taxes	$22,542	$2,234	$0	$24,776
Assets	$6,365,178	$36,688	($11,381)	$6,390,485
Goodwill	$335,634	$10,281	$0	$345,915

Three Months Ended June 30, 2010
Net interest income	$45,924	$21	$0	$45,945
Provision for loan losses	2,050	0	0	2,050
Noninterest income	12,451	10,289	(362)	22,378
Amortization of intangible assets	1,621	228	0	1,849
Other operating expenses	34,537	8,196	(362)	42,371
Income before income taxes	$20,167	$1,886	$0	$22,053
Assets	$5,424,388	$34,196	($10,782)	$5,447,802
Goodwill	$287,411	$10,281	$0	$297,692

Six Months Ended June 30, 2011
Net interest income	$99,663	$47	$0	$99,710
Provision for loan losses	2,100	0	0	2,100
Noninterest income	22,594	21,924	(925)	43,593
Gain on investment securities & debt extinguishments	14	0	0	14
Amortization of intangible assets	1,621	469	0	2,090
Other operating expenses	76,327	16,950	(925)	92,352
Income before income taxes	$42,223	$4,552	$0	$46,775

Six Months Ended June 30, 2010
Net interest income	$89,178	$49	$0	$89,227
Provision for loan losses	3,870	0	0	3,870
Noninterest income	23,893	20,976	(774)	44,095
Amortization of intangible assets	3,252	456	0	3,708
Other operating expenses	69,096	16,383	(774)	84,705
Income before income taxes	$36,853	$4,186	$0	$41,039

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2011 and 2010, although in some circumstances the fourth quarter of 2010 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 24.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2011, “second quarter” refers to the quarter ended June 30, 2011, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 40.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

●
Acquired Loans - Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.  For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the company records a provision for loan losses only when the required allowance, exceeds any remaining credit discounts.

●
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

●
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

●
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

●
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

●
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

On April 8, 2011 the Company acquired The Wilber Corporation, (“Wilber”) parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The Company added approximately $464 million of loans, $297 million of investment securities and $772 million of deposits.

Second quarter and June year-to-date net income of $18.0 million and $34.1 million, respectively, was $1.8 million or 11.3% and $4.0 million or 13.2% higher than the respective prior year periods.  Earnings per share were $0.49 and $0.96 for the first three and six months of 2011 respectively, an increase of $0.01 and $0.06 from the equivalent prior year periods.  The increase was due in large part to higher net interest income that resulted from earning asset growth, principally from the Wilber acquisition, and a higher net interest margin.  Also contributing to higher net income was a lower provision for loan losses.  These were partially offset by lower deposit service fees from reduced utilization of certain services.  Total operating expenses increased, reflective of the additional operating costs from the Wilber acquisition, partially offset by a decline in FDIC insurance costs and lower intangible amortization.  The second quarter and June year-to-date earnings included $3.6 million, or $0.07 per share and $4.3 million, or $0.09 per share of acquisition expenses, respectively.  Excluding acquisition expenses, earning per share were up 16.7% over the prior year to $0.56, a record for the Company’s second quarter.

Asset quality in the second quarter of 2011 remained stable and favorable in comparison to averages for peer financial organizations.  Second quarter loan net charge-offs and nonperforming loan ratios were below those experienced in the first quarter of 2011 and the second quarter of 2010.   The current quarter provision for loan losses was below that recorded in the second quarter of 2010 and consistent with the first quarter of 2011.  Delinquency ratios increased slightly from both the second quarter of 2010 and the first quarter of 2011.  The Company experienced year-over-year growth in second quarter average interest-earning assets, reflective of the Wilber acquisition which added approximately $464 million of loans and $297 million of investments, as well as nearly $34 million of organic loan growth in the legacy portfolio during the quarter.  Average deposits in the second quarter of 2011 were higher than the second quarter of 2010 and the first quarter of 2010, driven by the Wilber acquisition.  Average borrowings were up slightly from both the second quarter of 2010 and the first quarter of 2011, also as a result of the Wilber acqusition.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $18.0 million and $34.1 million, respectively, increased 11.3% and 13.2% versus the comparable periods of 2010.  Earnings per share for the second quarter of $0.49 were $0.01 higher than the EPS generated in the second quarter of 2010, and earnings per share of $0.96 for the first six months of 2011 increased $0.06 from the amount earned in the first half of 2010.  Included in these results were $3.6 million and $4.3 million of acquisition expenses for the three and six months ending June 30, 2011, respectively.  Excluding these acquisition expenses, earnings per share for the second quarter and YTD periods were up 16.7% over the prior year to $0.56 and $1.05, respectively.

 As reflected in Table 1, second quarter net interest income of $54.2 million was up $8.2 million, or 18%, from the comparable prior year period and net interest income for the first six months of 2011 increased $10.5 million, or 12% over the first half of 2010, resulting from an increase in interest-earning assets primarily due to the Wilber acquisition, and a higher net interest margin.  The current quarter’s provision for loan losses decreased $1.0 million and $1.8 million as compared to the second quarter and first six months of 2010, respectively, reflective of lower levels of net charge-offs and generally stable asset quality profile.  Second quarter noninterest income was $22.8 million, up $0.4 million, or 1.7%, from the second quarter of 2010, while year-to-date noninterest income of $43.6 million decreased  $0.5 million, or 1.1% from the prior year level. The increase for the second quarter was primarily due to the Wilber acquisition.  Contributing to the decrease in the year-to-date period was lower mortgage-banking related revenues, as well as lower deposit service fees, which have been impacted by certain amendments to Regulation E (a Federal Reserve Board Regulation) and economic conditions, and have resulted in lower net service utilization.  Offsetting these declines was a 5.8% increase in the revenues generated by the Company’s employee benefits consulting and plan administration business.

Operating expenses of $51.1 million for the second quarter and $94.4 million for the first six months of 2011 increased $6.9 million or 16%, and $6.0 million or 6.8%, respectively, from the comparable prior year periods, reflective of additional operating costs and non-recurring acquisition expenses associated with the Wilber acquisition completed in early April, partially offset by solid cost management programs across all functional areas of the Company, as well as lower amortization of intangibles and FDIC insurance costs.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2011	2010	2011	2010
Net interest income	$54,187	$45,945	$99,710	$89,227
Provision for loan losses	1,050	2,050	2,100	3,870
Noninterest income	22,751	22,378	43,593	44,095
Gain on sale of investment securities	14	0	14	0
Operating expenses	51,126	44,220	94,442	88,413
Income before taxes	24,776	22,053	46,775	41,039
Income taxes	6,790	5,891	12,629	10,875
Net income	$17,986	$16,162	$34,146	$30,164

Diluted earnings per share	$0.49	$0.48	$0.96	$0.90

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2011 was $58.2 million, an $8.4 million or 17% increase from the same period last year.  The increase was a result of a $790.8 million increase in second quarter interest-earning assets and a three-basis point increase in net interest margin versus the prior year having a greater impact than the $614.3 million increase in average interest-bearing liabilities.  As reflected in Table 3, the volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $13.7 million favorable impact on net interest income, while the rate decrease on interest bearing assets and the volume increase on interest bearing liabilities had a $5.3 million unfavorable impact on net interest income.  The lower cost of funding had a greater favorable impact on the net interest margin than the negative impact from lower yields on interest-bearing assets.  June YTD net interest income of $107.7 million increased $10.9 million or 11.3% from the year-earlier period.  A $429.7 million increase in interest bearing assets and a nine-basis point increase in net interest margin more than offset a $302.2 million increase in interest-bearing liabilities.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities had a $17.8 million favorable impact that was partially offset by a $6.8 million unfavorable impact from the decrease in rate on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the second quarter and YTD periods were $410.8 million and $273.6 million higher than the comparable periods of 2010, reflective of the acquired Wilber portfolio.  Second quarter and YTD average loan balances increased $380.0 million and $156.1 million, respectively, as compared to the comparable periods of 2010, due to the approximately $444 million of acquired Wilber loans, partially offset by an organic decline in the lending portfolio as a result of lower demand characteristics due to current economic conditions and the sale of a substantial portion of mortgage originations into the secondary market.  In comparison to the prior year, total average interest-bearing deposits were up $612.6 million or 19% and $314.4 million or 9.7% for the quarter and YTD periods, respectively, primarily as a result of the Wilber acquisition.  Quarterly average borrowings remained consistent with the prior year quarter and YTD average borrowings declined $12.2 million or 1.4% as compared to the first six months of 2010, reflective of the maturity of $25 million of term borrowings in the second quarter of 2010.

The net interest margin of 4.13% for the second quarter and 4.10% for the year-to-date period increased three basis points and nine basis points, respectively, versus the same periods in the prior year.  The improvement was attributable to a 25-basis point and a 26-basis point decrease in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the prior year periods, partially offset by a 24-basis point and an 18-basis point decrease in earning-asset yields as compared to the prior year periods.  The decrease in the earning-asset yield was driven by a 10-basis point and 13-basis point decline in the loan yields for the second quarter and YTD periods, respectively, as compared to the like periods of 2010.  Additionally, contributing to the decrease in earning-asset yield was a 41-basis point and 19-basis point decrease in investment yield, including cash equivalents, for the quarter and YTD periods, respectively as compared to the prior year periods.  The decline in loan yields is primarily a result of yields on new volume being below that of longer-term loans that mature or pay off due to the decline in interest rates to levels below those prevalent in prior years and certain adjustable-rate loans repricing downward.  The decline in the yield on the investment portfolio during the second quarter of 2011 was largely a result of the acquired Wilber portfolio.  Compared to the first quarter of 2011, the net interest margin increased five basis points, primarily related to accretion of certain loan marks required for acquired loan accounting.

The second quarter cost of funds decreased versus the prior year quarter due to a 26-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and non-interest bearing deposits and a four-basis point decrease in the average interest rate paid on external borrowings.  The YTD cost of funds decreased 26 basis points as compared to the prior year, driven by a 29-basis point decrease in average interest-bearing deposit rates and a five-basis point decrease in the average rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and the first half of 2011 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined by almost two percentage points over the last twelve months.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.53% and 38.46% in 2011 and 2010, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$177,154	$107	0.24%	$64,731	$40	0.25%
Taxable investment securities (1)	1,447,815	14,995	4.15%	1,204,551	12,487	4.16%
Nontaxable investment securities (1)	579,795	9,038	6.25%	524,697	8,954	6.84%
Loans (net of unearned discount)(2)	3,454,246	49,728	5.77%	3,074,259	44,977	5.87%
Total interest-earning assets	5,659,010	73,868	5.24%	4,868,238	66,458	5.48%
Noninterest-earning assets	654,381			585,835
Total assets	$6,313,391			$5,454,073

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,694,125	2,619	0.39%	$2,191,490	2,778	0.51%
Time deposits	1,170,546	4,172	1.43%	1,060,535	4,970	1.88%
Borrowings	839,003	8,872	4.24%	837,356	8,930	4.28%
Total interest-bearing liabilities	4,703,674	15,663	1.34%	4,089,381	16,678	1.64%
Noninterest-bearing liabilities:
Noninterest checking deposits	813,789			717,171
Other liabilities	85,163			64,806
Shareholders' equity	710,765			582,715
Total liabilities and shareholders' equity	$6,313,391			$5,454,073

Net interest earnings		$58,205			$49,780
Net interest spread			3.90%			3.84%
Net interest margin on interest-earning assets			4.13%			4.10%

Fully tax-equivalent adjustment		$4,018			$3,835

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2) The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$168,149	$205	0.25%	$125,542	$155	0.25%
Taxable investment securities (1)	1,318,716	27,580	4.22%	1,138,620	23,633	4.19%
Nontaxable investment securities (1)	572,719	18,115	6.38%	521,844	17,662	6.83%
Loans (net of unearned discount)(2)	3,231,325	92,224	5.76%	3,075,239	89,773	5.89%
Total interest-earning assets	5,290,909	138,124	5.26%	4,861,245	131,223	5.44%
Noninterest-earning assets	611,877			578,394
Total assets	$5,902,786			$5,439,639

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,509,678	4,979	0.40%	$2,143,893	5,693	0.54%
Time deposits	1,041,890	7,818	1.51%	1,093,248	10,657	1.97%
Borrowings	834,752	17,630	4.26%	846,956	18,098	4.31%
Total interest-bearing liabilities	4,386,320	30,427	1.40%	4,084,097	34,448	1.70%
Noninterest-bearing liabilities:
Noninterest checking deposits	776,857			716,674
Other liabilities	77,676			60,961
Shareholders' equity	661,933			577,907
Total liabilities and shareholders' equity	$5,902,786			$5,439,639

Net interest earnings		$107,697			$96,775
Net interest spread			3.86%			3.74%
Net interest margin on interest-earning assets			4.10%			4.01%

Fully tax-equivalent adjustment		$7,987			$7,548

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
Table 3: Rate/Volume

	Three months ended June 30, 2011 versus June 30, 2010			Six Months Ended June 30, 2011 versus June 30, 2010
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	$68	($1)	$67	$52	($2)	$50
Taxable investment securities	2,522	(14)	2,508	3,765	182	3,947
Nontaxable investment securities	896	(812)	84	1,655	(1,202)	453
Loans (net of unearned discount)	5,481	(730)	4,751	4,485	(2,034)	2,451
Total interest-earning assets (2)	10,425	(3,015)	7,410	11,322	(4,421)	6,901

Interest paid on:
Interest checking, savings and money market deposits	564	(723)	(159)	872	(1,586)	(714)
Time deposits	478	(1,276)	(798)	(481)	(2,358)	(2,839)
Borrowings	18	(76)	(58)	(259)	(209)	(468)
Total interest-bearing liabilities (2)	2,298	(3,313)	(1,015)	2,416	(6,437)	(4,021)

Net interest earnings (2)	$8,134	$291	$8,425	$8,709	$2,213	$10,922

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to deposits,  loans and other core customer activities typically provided through the branch network and electronic banking channels (performed by Community Bank, N.A. (“CBNA”) and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by Benefit Plans Administrative Services, Inc. (“BPAS”)); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.
Table 4: Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2011	2010	2011	2010
Deposit service fees	$10,488	$11,337	$20,173	$21,856
Benefit trust, administration, consulting and actuarial fees	7,854	7,260	16,037	15,159
Wealth management services	2,782	2,666	4,962	5,042
Other banking services	645	523	1,043	963
Mortgage banking	982	592	1,378	1,075
Subtotal	22,751	22,378	43,593	44,095
Gain on investment securities & debt extinguishments, net	14	0	14	0
Total noninterest income	$22,765	$22,378	$43,607	$44,095

Noninterest income/total income (FTE)	28.1%	31.0%	28.8%	31.3%

As displayed in Table 4, noninterest income was $22.8 million in the second quarter and $43.6 million for the first half of 2011.  This represents an increase of $0.4 million or 1.7% for the quarter and $0.5 million or 1.1% for the YTD period in comparison to 2010.  General recurring banking fees of $11.1 million for the second quarter and $21.2 for the first six months of 2011 were down $0.7 million or 6.1%, and $1.6 million or 7.0%, respectively, as compared to the prior year periods, reflective of lower service utilization due to economic conditions and regulatory changes.  Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions unless the customer formally consents.  Although the majority of customers who have responded have consented to protecting their accounts from electronic transaction rejection, lower utilization of this customer service has been experienced.  Partially offsetting this decline are increased electronic banking activity and expanded debit-card usage.

Residential mortgage banking revenue increased $0.4 million for the quarter and $0.3 million for the six months in comparison to the prior year periods.  Residential mortgage banking income totaled $1.0 million for the second quarter of 2011 and $1.4 million for the first six months as compared to $0.6 million in the second quarter of 2010 and $1.1 million for the first six months of 2010.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in the second quarter of 2011 mortgage banking income is a $0.4 million recovery of impairment charges taken in prior periods for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $28.0 million in the first six months of 2011 as compared to $22.5 million for the comparable 2010 period.  Residential mortgage loans held for sale and recorded at fair value at June 30, 2011 totaled $0.9 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.6 million and $0.9 million for the three and six months ended June 30, 2011, as compared to the prior year periods, driven by a combination of new client generation, expanded service offerings and increased customer asset-based revenue.  Wealth management services revenue increased $0.1 million, or 4.4%, for the second quarter and decreased $0.1 million or 1.6% for the first six months, due to lower production levels for broker advisory services, partially offset by a increase in revenue at the other wealth management businesses, including trust service revenue related to the Wilber acquisition.

The ratio of noninterest income to total income (FTE basis) was 28.1% for the quarter and 28.8% for the year-to-date period, versus 31.0% and 31.3% for the comparable periods of 2010.  The decrease is a function of the decline in deposit service fees, combined with higher net interest income being generated due to earning asset growth and a higher net interest margin.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2011	2010	2011	2010
Salaries and employee benefits	$25,531	$22,509	$48,642	$45,445
Occupancy and equipment	6,253	5,614	12,310	11,839
Data processing and communications	5,179	5,309	9,949	10,423
Amortization of intangible assets	1,189	1,849	2,090	3,708
Legal and professional fees	1,307	1,505	2,646	2,805
Office supplies and postage	1,377	1,311	2,573	2,560
Business development and marketing	2,183	1,731	3,438	2,745
FDIC insurance premiums	1,177	1,485	2,538	3,057
Acquisition expenses	3,617	199	4,308	199
Other	3,313	2,708	5,948	5,632
Total operating expenses	$51,126	$44,220	$94,442	$88,413

Operating expenses/average assets	2.94%	3.10%	3.01%	3.13%
Efficiency ratio	57.2%	58.4%	58.2%	60.0%

As shown in Table 5, second quarter 2011 operating expenses were $51.1 million, an increase of $6.9 million or 16% from the prior year level.  Year-to-date operating expenses of $94.4 million increased $6.0 million or 6.8% as compared to the same period in 2010.  Included in operating expenses for the quarter and year-to-date periods is $3.6 million and $4.3 million, respectively, of non-recurring expenses related to the acquisition of Wilber.  Excluding these non-recurring acquisition costs, operating expenses increased $3.5 million and $1.9 million for the three and six months ended June 30, 2011 as compared to the comparable periods of 2010.  The increase is primarily attributable to additional operating costs associated with the Wilber acquisition, partially offset by a decline in FDIC insurance costs and lower amortization of intangibles.

Salaries and employee benefits increased $3.0 million and $3.2 million from the second quarter and first six months of 2010, respectively, primarily due to the addition of approximately 200 employees as a result of the Wilber acquisition, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher occupancy and equipment costs ($0.6 million for the quarter, $0.5 million YTD), business development and marketing expenses ($0.5 million for the quarter, $0.7 million YTD), and property related write-down ($0.4 million for the quarter, consistent YTD), partially offset by lower amortization of intangible assets ($0.7 million for the quarter, $1.6 million YTD), FDIC insurance premiums ($0.3 million for the quarter, $0.5 million YTD), and data processing and communications costs ($0.1 million for the quarter, $0.5 million YTD).  Amortization of intangibles decreased principally as a result of the core deposit intangible from a 2001 branch acquisition becoming fully amortized during 2010 having a greater impact than the intangible amortization added as a result of the Wilber acquisition.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and special charges divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities) was 57.2% for the second quarter, 1.2 percentage points favorable to the comparable quarter of 2010.  This resulted from operating expenses (as described above) increasing 9.8%, while recurring operating income increased at a higher 12.2% rate, driven by a 17% increase in net interest income, in part due to the Wilber acquisition.  The efficiency ratio of 58.2% for the first half of 2011 was down 1.8 percentage points from a year earlier due to core operating expense increasing at 4.2% rate, while recurring operating income increased 7.4%.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 16 basis points and 12 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 9.8% for the quarter and 4.2% year-to-date, while average assets increased 16% and 8.5%, respectively, during the same time periods.

Income Taxes

The second quarter and YTD effective income tax rates were 27.4% and 27.0%, respectively, up slightly from the 26.7% and 26.5% effective tax rates for the comparable periods of 2010.  The higher effective tax rate for 2011 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.09 billion at the end of the second quarter, an increase of $345.8 million from December 31, 2010 and an increase of $330.1 million from June 30, 2010.  The book value (excluding unrealized gains) of investments increased $317.5 million from December 31, 2010 and $325.7 million from June 30, 2010.  In April 2011 investments increased by $297 million from the Wilber acquisition, primarily in government agency mortgage-backed securities, government agency collateralized mortgage obligations and U.S. Treasury and agency securities.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of government agency mortgage-backed securities and government agency collateralized mortgage obligations and a decrease in the proportion of obligations of state and political subdivisions and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At June 30, 2011, the portfolio had a $38.2 million net unrealized gain, an increase of $28.3 million from the unrealized gain at December 31, 2010 and up $4.4 million from the unrealized gain at June 30, 2010.  This increase in the unrealized gain is indicative of favorable interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $34.0 million of net unrealized gains as of June 30, 2011.

Table 6: Investment Securities

	June 30, 2011		December 31, 2010		June 30, 2010
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$478,282	$508,589	$478,100	$499,642	$463,237	$489,592
Government agency mortgage-backed securities	43,676	45,823	56,891	59,644	81,789	85,067
Obligations of state and political subdivisions	70,074	71,631	67,864	66,450	66,533	68,235
Other securities	42	42	53	53	69	69
Total held-to-maturity portfolio	592,074	626,085	602,908	625,789	611,628	642,963

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	400,764	426,772	281,826	304,057	289,141	317,690
Obligations of state and political subdivisions	517,872	533,245	518,216	522,218	469,253	483,747
Government agency mortgage-backed securities	342,331	356,340	170,673	179,716	183,983	195,378
Pooled trust preferred securities	68,809	48,972	69,508	41,993	70,294	47,343
Corporate debt securities	19,007	20,392	25,523	27,157	35,543	37,377
Government agency collateralized mortgage obligations	52,806	54,005	9,904	10,395	10,356	10,906
Marketable equity securities	380	472	380	427	380	297
Available-for-sale portfolio	1,401,969	1,440,198	1,076,030	1,085,963	1,058,950	1,092,738
Net unrealized gain on available-for-sale portfolio	38,229	0	9,933	0	33,788	0
Total available-for-sale portfolio	1,440,198	1,440,198	1,085,963	1,085,963	1,092,738	1,092,738

Other Securities:
Federal Home Loan Bank common stock	38,347	38,347	37,301	37,301	37,351	37,351
Federal Reserve Bank common stock	12,378	12,378	12,378	12,378	12,378	12,378
Other equity securities	5,108	5,108	3,774	3,774	3,872	3,872
Total other securities	55,833	55,833	53,453	53,453	53,601	53,601

Total investments	$2,088,105	$2,122,116	$1,742,324	$1,765,205	$1,757,967	$1,789,302

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $70.4 million and unrealized losses of $19.8 million at June 30, 2011.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of June 30, 2011, an additional 34% - 37% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an other-than-temporary impairment did not exist at June 30, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of June 30, 2011 and thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of June 30, 2011

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 6/30/11	$22,088	$23,061	$23,636
Fair value at 6/30/11	15,286	16,103	17,559
Unrealized loss at 6/30/11	$6,802	$6,958	$6,077
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	27.7%	28.1%	23.6%
Excess subordination	30.6%	30.8%	34.8%

Loans

As shown in Table 8, loans ended the second quarter at $3.48 billion, up $451.8- million (15%) from year-end 2010 and up $387.0 million (13%) from one year earlier.  The growth during 2011 was primarily from the acquisition of Wilber and came from the business lending portfolio ($267.6 million), the consumer mortgage portfolio ($91.9 million), the consumer installment portfolio ($66.7 million) and the home equity portfolio ($25.6 million).

Table 8: Loans

(000's omitted)	June 30, 2011		December 31, 2010		June 30, 2010
Business lending	$1,290,893	37.1%	$1,023,286	33.8%	$1,061,828	34.4%
Consumer mortgage	1,149,219	33.0%	1,057,332	34.9%	1,064,471	34.4%
Consumer installment	707,825	20.4%	639,809	21.2%	652,734	21.1%
Home equity	330,213	9.5%	305,936	10.1%	312,118	10.1%
Total loans	$3,478,150	100.0%	$3,026,363	100.0%	$3,091,151	100.0%

The combined total of general-purpose business lending to commercial and industrial customers and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio increased $229.1 million versus one year ago.  Excluding the impact of the Wilber acquisition, business lending declined $56.7 million from one year ago and declined $1.9 million from March 31, 2011.  Customer demand has remained soft due primarily to economic conditions.  The second quarter and first half of 2011 included certain unscheduled payoffs as well as a lack of recovery in general line utilization.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $84.7 million year-over-year.  Excluding the impact of the Wilber acquisition mortgage lending declined slightly from one year ago and increased $8.8 million from March 31, 2011.  During the second quarter of 2011, the Company originated and sold $6.9 million of residential mortgages, principally to Fannie Mae, as compared to $10.6 million in the second quarter of 2010 and $119.0 million for the year ended December 31, 2010.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $55.1 million on a year-over-year basis.  Excluding the impact of the Wilber acquisition, consumer installment lending increased $14.8 million from one year ago.  During the second quarter of 2011, the consumer installment portfolio had organic growth of $28.6 million after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  The tempered volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has made growing this portfolio more difficult in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth more in line with its longer-term historical experience.

Home equity loans increased $18.1 million or 5.8% from one year ago.  Excluding the impact of the Wilber acquisition, home equity loans decreased $13.3 million from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred in 2010 and the first six months of 2011 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to the continued weak economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2011 and 2010 and December 31, 2010.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2011	2010	2010
Nonaccrual loans
Consumer mortgage	$5,881	$4,737	$4,361
Business lending	10,928	9,715	$13,583
Consumer installment	4	0	267
Home equity	1,020	926	587
Total nonaccrual loans	17,833	15,378	18,798
Accruing loans 90+ days delinquent
Consumer mortgage	1,949	2,308	945
Business lending	157	247	928
Consumer installment	120	227	9
Home equity	273	309	194
Total accruing loans 90+ days delinquent	2,499	3,091	2,076
Nonperforming loans
Consumer mortgage	7,830	7,045	5,306
Business lending	11,085	9,962	14,511
Consumer installment	124	227	276
Home equity	1,293	1,235	781
Total nonperforming loans	20,332	18,469	20,874

Other real estate (OREO)	3,269	2,011	1,555
Total nonperforming assets	$23,601	$20,480	$22,429

Allowance for loan losses / total loans	1.22%	1.40%	1.38%
Allowance for loan losses / total legacy loans	1.40%	1.40%	1.38%
Allowance for loan losses / nonperforming loans	209%	230%	204%
Nonperforming loans / total loans	0.58%	0.61%	0.68%
Nonperforming assets / total loans and other real estate	0.67%	0.68%	0.73%
Delinquent loans (30 days old to nonaccruing) to total loans	1.49%	1.91%	1.45%
Net charge-offs to average loans outstanding (quarterly)	0.08%	0.27%	0.20%
Net charge-offs to average legacy loans outstanding (quarterly)	0.09%	0.27%	0.20%
Loan loss provision to net charge-offs (quarterly)	158%	95%	133%

As displayed in Table 9, nonperforming assets at June 30, 2011 were $23.6 million, a $3.1 million increase versus the level at the end of 2010 and a $1.2 million increase as compared to the level one year earlier.  Other real estate owned (“OREO”) of $3.3 million increased $1.3 million from year-end 2010 and $1.7 million from one-year ago.  The Company is managing 27 OREO properties at June 30, 2011 as compared to 22 OREO properties at December 31, 2010 and 20 OREO properties at June 30, 2010.  Excluding the OREO properties acquired from Wilber, OREO declined $0.1 million from year-end and increased $0.3 million from one year ago.    Nonperforming loans were 0.58% of total loans outstanding at the end of the second quarter, three and ten basis point lower than the levels at December 31, 2010 and June 30, 2010, respectively.

Approximately 55% of the nonperforming loans at June 30, 2011 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The increase in nonperforming loans in the business lending portfolio is primarily related to relationships acquired in the Wilber acquisition.  Despite the relatively weak economic conditions, the Company has successfully reduced the level of nonperforming business loans from the legacy portfolio over the last year.  Approximately 38% of nonperforming loans at June 30, 2011 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s  market area have trended generally lower, although have not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike and have resulted in higher mortgage nonperforming levels.  The remaining seven percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 209% at the end of the second quarter, compared to 230% at year-end 2010 and 204% at June 30, 2010.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.49% at the end of the second quarter, 42 basis points below the 1.91% at year-end 2010 and four basis points higher than the 1.45% at June 30, 2010.  The commercial loan delinquency ratio at the end of the second quarter decreased in comparison to both December 31, 2010 and June 30, 2010.  The delinquency rate for consumer mortgage, consumer installment and home equity loans decreased as compared to December 31, 2010, but increased as compared to June 30, 2010.  Delinquency ratios were higher at December 31, 2010 due to reduced collection efforts during the core accounting system conversion in late 2010.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite weak economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2011	2010	2011	2010
Allowance for loan losses at beginning of period	$42,147	$42,095	$42,510	$41,910
Charge-offs:
Business lending	727	770	1,570	2,138
Consumer mortgage	108	321	344	409
Consumer installment	1,133	1,311	2,576	2,786
Home equity	95	103	131	103
Total charge-offs	2,063	2,505	4,621	5,436
Recoveries:
Business lending	232	114	318	399
Consumer mortgage	7	8	26	36
Consumer installment	1,154	838	2,187	1,820
Home equity	4	3	11	4
Total recoveries	1,397	963	2,542	2,259

Net charge-offs	666	1,542	2,079	3,177
Provision for loans losses	1,050	2,050	2,100	3,870
Allowance for loan losses at end of period	$42,531	$42,603	$42,531	$42,603

Net charge-offs to average loans outstanding:
Business lending	0.15%	0.25%	0.22%	0.33%
Consumer mortgage	0.04%	0.12%	0.06%	0.07%
Consumer installment	-0.01%	0.29%	0.12%	0.30%
Home Equity	0.11%	0.13%	0.08%	0.06%
Total loans	0.08%	0.20%	0.13%	0.21%

As displayed in Table 10, net charge-offs during the second quarter of 2011 were $0.7 million, $0.9 million lower than the equivalent 2010 period.  All portfolios experienced a lower level of net charge-offs as compared to the second quarter of 2010 and the first quarter of 2011. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.08%, eleven basis points lower than the linked quarter and 12-basis points lower than the comparable quarter of 2010.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

A $1.1 million loan loss provision was recorded in the second quarter, $1.0 million below the equivalent prior year period, reflective of lower net charge-offs and the continuation of generally stable and favorable asset quality metrics.  The second quarter 2011 loan loss provision was $0.4 million above the level of net charge-offs for the quarter in response to organic increases in the loan portfolio during the quarter.  The allowance for loan losses of $42.5 million as of June 30, 2011 declined slightly from the level one year ago, while the legacy loan portfolio declined 1.8% during the same time period.  Continued weak economic conditions and periodic increases in nonperforming and delinquency levels over the last twelve months contributed to these changes and resulted in the allowance for loan loss to total legacy loans ratio of 1.40% at June 30, 2011, consistent with year-end  and two basis point higher than the 1.38% at June 30, 2010.  As of June 30, 3011, fair value-based loan marks related to the $468 million of remaining balances acquired from Wilber approximated $24 million or 5.1%.

Deposits

As shown in Table 11, average deposits of $4.68 billion in the second quarter were up $709.3 million compared to the second quarter 2010 and $728.4 million versus the fourth quarter of last year.  Excluding the impact of the Wilber acquisition, average quarterly deposits increased $16.9 million or 0.4% from the second quarter of 2010.  The mix of average deposits changed throughout 2010 and this continued in the first six months of 2011.  The weightings of non-time deposits (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 0.96% in the second quarter of 2010 to 0.70% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average second quarter non-public fund deposits increased $589.1 million, or 16%, versus the fourth quarter of 2010 and $604.2 million or 17% compared to the year earlier period.  Excluding the impact of the Wilber acquisition, average non-public fund deposits increased $13.7 million or 0.4% from the second quarter of 2010.   Average public fund deposits in the second quarter increased $139.3 million, or 41%, from the fourth quarter 2010 and $105.1 million, or 28%, from the second quarter of 2010 mostly due to the Wilber acquisition.  Excluding the impact of the Wilber acquisition, average public fund deposits increased $3.2 million or 0.9% from the second quarter of 2010.  Public fund deposits as a percentage of total deposits increased slightly from 9.5% in the second quarter 2010 to 10.3% in the current quarter.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2011	2010	2010
Noninterest checking deposits	$813,789	$743,698	$717,171
Interest checking deposits	870,219	720,034	713,995
Regular savings deposits	639,660	543,507	532,995
Money market deposits	1,184,246	1,002,463	944,500
Time deposits	1,170,546	940,323	1,060,535
Total Deposits	$4,678,460	$3,950,025	$3,969,196

IPC Deposits	$4,196,106	$3,606,972	$3,591,955
Public Fund Deposits	482,354	343,053	377,241
Total Deposits	$4,678,460	$3,950,025	$3,969,196

Borrowings

At the end of the second quarter external borrowings of $830.5 million were consistent with borrowings at December 31, 2010, and declined $1.1 million versus the end of the second quarter of 2010.  The cost of funds on total borrowings in the second quarter of 4.24% was four basis points below that of the year-earlier period.  This decline was mostly attributable to the maturing of $25 million of higher fixed-rate term borrowings.

Shareholders’ Equity

Total shareholders’ equity of $730.1 million at the end of the second quarter rose $122.8 million from the balance at December 31, 2010.  This increase consisted of $82.6 million from shares issued in conjunction with the acquisition of Wilber, net income of $34.1 million, $1.9 million from shares issued under the employee stock plan, $2.3 million from employee stock options earned and an $18.8 million increase in other comprehensive income, partially offset by dividends declared of $16.9 million.  The change in other comprehensive income/(loss) was comprised of a $17.6  million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $0.2 million adjustment to the funded status of the Company’s retirement plans, and a $1.0 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $130.3 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 8.07% at the end of the second quarter, down 16 basis points from year-end 2010 and was 32 basis points higher than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2010 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 12.9% while average assets excluding intangibles and the market value adjustment on investments increased at a faster pace of 15.3%.  A significant portion of these changes were attributable to the impact of the Wilber acquisition.  The Tier I leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased at a 20% rate, while average assets excluding intangibles and the market value adjustment increased at a slower 16% rate. The net tangible equity-to-assets ratio (a non-GAAP measure) of 6.44% increased 30 basis points from December 31, 2010 and increased 52 basis points versus June 30, 2010.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment and the building of capital through higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2011 was 49.4%, down from 50.5% for the first six months of 2010.  The ratio decreased because net income increased 13.2%, while dividends declared increased 10.7%.  The Company’s quarterly dividend was raised 9.1% in the second quarter of 2010, from $0.22 to $0.24 per share and the number of common shares outstanding increased 11% over the last twelve months, primarily due to the shares issues in conjunction with the acquisition of Wilber.  In July 2011 the Company’s quarterly dividend was raised from $0.24 to $0.26 per share.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be accessed in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and brokered CD relationships.

The Bank’s primary sources of liquidity are its liquid assets and unencumbered securities to be used to obtain additional funding.  At June 30, 2011, the Bank had $274 million of cash and cash equivalents of which $146 million are interest earning deposits held at the Federal Reserve.  The Bank also had $469 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $1.1 billion of unencumbered securities that could be pledged at the Federal Home Loan Bank or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2011, this ratio was 19.3% and 19.3% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the internal policy that requires a minimum of 7.5%.

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

The Bank manages liquidity risk by preparing a sources and uses statement over the next year.  The report will show management if there is a potential for a liquidity short fall within the next year.   In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability event and low impact to low probability events and high impact.  The results of the stress tests as of June 30, 2011 indicate the Bank has sufficient sources of funds for the next year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company has a minimal amount of credit risk, except for the pooled trust preferred securities, in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2011 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2011
+200 basis points	$2,466,000
0 basis points	($871,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is largely due to slower investment cash flows and assets repricing upward offset by increased liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

The decrease in NII is largely due to faster investment cash flows and assets repricing to slightly lower rates as corresponding liabilities are held at current levels.  The Bank continues to show interest rate risk exposure if the yield curve shifts to a normalized level despite Fed Funds trading at a range of 0 – 25 basis points.  In the 0 basis point model (normalized yield curve), longer-term rates are lowered to levels more consistent with historical norms.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall further, and thus, the 0 basis point model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, designed to ensure information required to be disclosed by the Company in reporting that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter  ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity,  (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text (1).

* Filed herewith.

**Furnished herewith.

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not deemed to be "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: August 9, 2011	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2011	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer