Form 10-Q
period 2011-09-30
COMMUNITY BANK SYSTEM INC
filed 2011-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be was submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant required to submit and post such files). Yes ☒ No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
36,846,681 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2011.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2011 and 2010	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2011	5

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2011 and 2010	7

	Notes to the Consolidated Financial Statements
	September 30, 2011	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	(Removed and Reserved)	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	September 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$425,877	$211,837

Held-to-maturity investment securities (fair value of $619,821 and $625,789, respectively)	558,591	602,908

Available-for-sale investment securities (cost of $1,379,911 and $1,076,030, respectively)	1,457,788	1,085,963

Other securities, at cost	58,904	53,453

Loans held for sale, at fair value	167	3,952

Loans	3,476,469	3,026,363
Allowance for loan losses	(42,463)	(42,510)
Net loans	3,434,006	2,983,853

Core deposit intangibles, net	12,383	10,897
Goodwill	344,229	297,692
Other intangibles, net	3,616	3,125
Intangible assets, net	360,228	311,714

Premises and equipment, net	85,724	81,561
Accrued interest receivable	27,755	26,136
Other assets	94,814	83,129

Total assets	$6,503,854	$5,444,506

Liabilities:
Noninterest-bearing deposits	$887,009	$741,166
Interest-bearing deposits	3,951,744	3,192,879
Total deposits	4,838,753	3,934,045

Borrowings	728,335	728,460
Subordinated debt held by unconsolidated subsidiary trusts	102,042	102,024
Accrued interest and other liabilities	79,091	72,719
Total liabilities	5,748,221	4,837,248

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 37,638,843 and
34,131,289 shares issued, respectively	37,639	34,131
Additional paid-in capital	309,881	225,543
Retained earnings	402,426	374,700
Accumulated other comprehensive income (loss)	23,418	(9,340)
Treasury stock, at cost (810,327 and 812,346 shares, respectively)	(17,731)	(17,776)
Total shareholders' equity	755,633	607,258

Total liabilities and shareholders' equity	$6,503,854	$5,444,506

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$50,702	$45,094	$142,470	$134,618
Interest and dividends on taxable investments	14,278	11,928	41,147	35,029
Interest and dividends on nontaxable investments	5,438	5,575	16,938	16,625
Total interest income	70,418	62,597	200,555	186,272

Interest expense:
Interest on deposits	6,887	7,296	19,684	23,646
Interest on borrowings	7,466	7,468	22,146	22,617
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,497	1,509	4,447	4,458
Total interest expense	15,850	16,273	46,277	50,721

Net interest income	54,568	46,324	154,278	135,551
Less: provision for loan losses	1,043	1,400	3,143	5,270
Net interest income after provision for loan losses	53,525	44,924	151,135	130,281

Noninterest income:
Deposit service fees	11,134	11,180	31,307	33,036
Mortgage banking and other services	1,499	2,078	3,920	4,116
Benefit plan administration, consulting and actuarial fees	7,685	7,256	23,722	22,415
Wealth management services	2,904	2,400	7,866	7,442
Gain (loss) on investment securities & debt extinguishments, net	(6)	0	8	0
Total noninterest income	23,216	22,914	66,823	67,009

Operating expenses:
Salaries and employee benefits	26,543	23,056	75,185	68,501
Occupancy and equipment	6,103	5,575	18,413	17,414
Data processing and communications	5,330	5,430	15,278	15,853
Amortization of intangible assets	1,161	1,277	3,251	4,985
Legal and professional fees	1,640	1,014	4,286	3,819
Office supplies and postage	1,300	1,382	3,873	3,942
Business development and marketing	1,096	1,250	4,534	3,995
Acquisition expenses and special charges	381	57	4,689	256
Other	4,539	5,311	13,026	14,000
Total operating expenses	48,093	44,352	142,535	132,765

Income before income taxes	28,648	23,486	75,423	64,525
Income taxes	8,640	6,224	21,269	17,099
Net income	$20,008	$17,262	$54,154	$47,426

Basic earnings per share	$0.54	$0.52	$1.52	$1.43
Diluted earnings per share	$0.54	$0.51	$1.50	$1.42
Dividends declared per share	$0.26	$0.24	$0.74	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2011
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income(Loss)	Stock	Total

Balance at December 31, 2010	33,318,943	$34,131	$225,543	$374,700	($9,340)	($17,776)	$607,258

Net income				54,154			54,154

Other comprehensive income, net of tax					32,758		32,758

Dividends declared:
Common, $0.74 per share				(26,428)			(26,428)

Common stock issued under Stock Plan,
including tax benefits of $355	156,772	155	2,073			45	2,273

Stock-based compensation			3,038				3,038

Stock issued for acquisition	3,352,801	3,353	79,227				82,580

Balance at September 30, 2011	36,828,516	$37,639	$309,881	$402,426	$23,418	($17,731)	$755,633

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Other comprehensive income, before tax:
Change in pension liabilities	($18,157)	$298	($17,808)	$894
Change in unrealized loss on derivative instruments used in cash flow hedges	871	401	2,463	1,045
Unrealized gains on securities:
Unrealized holding gains arising during period	39,642	7,920	68,043	28,972
Reclassification adjustment for gains/(losses) included in net income	6	0	(99)	0
Other comprehensive income, before tax:	22,362	8,619	52,599	30,911
Income tax expense related to other comprehensive income	(8,400)	(3,034)	(19,841)	(11,207)
Other comprehensive income, net of tax:	13,962	5,585	32,758	19,704
Net income	20,008	17,262	54,154	47,426
Comprehensive income	$33,970	$22,847	$86,912	$67,130

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$54,154	$47,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,608	7,447
Amortization of intangible assets	3,251	4,985
Net (accretion) amortization of premiums & discounts on securities, loans and borrowings	(1,356)	1,957
Stock-based compensation	3,038	2,767
Provision for loan losses	3,143	5,270
Amortization of mortgage servicing rights	667	574
Income on bank-owned life insurance policies	(581)	(356)
Gain on investment securities and debt extinguishments, net	(8)	0
Net gain on sale of loans and other assets	(281)	(46)
Net change in loans held for sale	4,410	1,011
Change in other assets and liabilities	5,556	495
Net cash provided by operating activities	80,600	71,530
Investing activities:
Proceeds from sales of available-for-sale investment securities	13,371	0
Proceeds from maturities of held-to-maturity investment securities	54,152	60,039
Proceeds from maturities of available-for-sale investment securities	151,997	116,889
Purchases of held-to-maturity investment securities	(7,424)	(323,745)
Purchases of available-for-sale investment securities	(176,188)	(109,227)
Sales of other securities	1,197	1,061
Purchases of other securities	(3,075)	(5)
Net decrease in loans	9,038	14,519
Cash received from acquisition, net of cash paid of $20,704 and $0	6,197	0
Purchases of premises and equipment	(6,895)	(11,497)
Net cash provided by (used in) investing activities	42,370	(251,966)
Financing activities:
Net increase in deposits	133,154	41,849
Net decrease in borrowings	(19,884)	(25,271)
Issuance of common stock	2,273	3,388
Cash dividends paid	(24,828)	(22,434)
Excess tax benefits from stock-based compensation	355	584
Net cash provided by (used in) financing activities	91,070	(1,884)
Change in cash and cash equivalents	214,040	(182,320)
Cash and cash equivalents at beginning of period	211,837	361,876
Cash and cash equivalents at end of period	$425,877	$179,556
Supplemental disclosures of cash flow information:
Cash paid for interest	$45,970	$51,145
Cash paid for income taxes	14,750	6,050
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	9,575	7,959
Transfers from loans to other real estate	4,011	3,639
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	815,828	0
Fair value of liabilities assumed	791,222	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2011 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

NOTE B:  ACQUISITIONS

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank, for approximately $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District, and Catskill regions of Upstate New York.  Wilber was merged into the Company and Wilber National Bank was merged into Community Bank, N.A.

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

(000’s omitted)
Consideration paid:
Community Bank System, Inc. common stock	$82,580
Cash	20,372
Total consideration paid	102,952
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	26,901
Investment securities	297,573
Loans	462,334
Premises and equipment	6,213
Accrued interest receivable	2,615
Other assets and liabilities, net	47,095
Core deposit intangibles	4,016
Other intangibles	890
Deposits	(771,554)
Borrowings	(19,668)
Total identifiable assets	56,415
Goodwill	$ 46,537

The above recognized amounts of assets and liabilities, at fair value, are subject to adjustment based on updated information not available at the time of acquisition.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each pool were determined using an estimate of future credit losses and an estimated rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

The following is a summary of the loans acquired in the Wilber acquisition:
(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$41,730	$680,516	$722,246
Contractual cash flows not expected to be collected	(20,061)	(31,115)	(51,176)
Expected cash flows at acquisition	21,669	649,401	671,070
Interest component of expected cash flows	(2,509)	(206,227)	(208,736)
Fair value of acquired loans	$19,160	$443,174	$462,334

The core deposit intangible and customer list are being amortized over their estimated useful life of approximately eight years, using an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment and is not deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired from Wilber were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

Direct costs related to the Wilber acquisition were expensed as incurred.  During the three and nine months ended September 30, 2011 the Company incurred $0.4 million and $4.7 million, respectively, of merger and acquisition integration related expenses and have been separately stated in the Consolidated Statements of Income.

Pro Forma condensed Combined Financial Information
If the Wilber acquisition had been completed on January 1, 2010, total revenue, net of interest expense, would have been approximately $230.4 million and $233.9 million for the nine months ended September 30, 2011 and 2010, respectively, and net income from continuing operations would have been approximately $49.9 million and $52.7 million for the same periods.  Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to the Company’s policies.  The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market condition or revenues, expenses efficiencies, or other factors.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 53 through 58 of the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011, with the addition of the acquired loans policy below.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are aggregated by comparable characteristics.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method. The Company’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2011.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

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

The specific identification method is used in determining the realized gains and losses on sales of investment securities and OTTI charges.  Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity or estimated life of the related security.  Purchases and sales of securities are recognized on a trade date basis.

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

Retirement Benefits
The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees, officers and directors.  Expense related to these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases and expected return on plan assets.

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  On October 21, 2011 the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies would still be required to adopt the other requirements contained in the new standard for the presentation of comprehensive income. The guidance requires changes in presentation only and will have no significant impact on the Company's consolidated financial statements.

Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). On May 12, 2011, the FASB and the International Accounting Standards Board both issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosures about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements currently in GAAP. The new guidance goes into effect on January 1, 2012 for the Company and will be applied prospectively. The Company is currently evaluating the effect of the adoption of this guidance on the Company's financial condition, results of operations, or cash flows.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This pronouncement amends its guidance for goodwill impairment testing by allowing entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$448,170	$55,045	$0	$503,215	$478,100	$21,571	$29	$499,642
Government agency mortgage-backed securities	40,181	2,189	0	42,370	56,891	2,753	0	59,644
Obligations of state and political subdivisions	70,204	3,996	0	74,200	67,864	277	1,691	66,450
Other securities	36	0	0	36	53	0	0	53
Total held-to-maturity portfolio	$558,591	$61,230	$0	$619,821	$602,908	$24,601	$1,720	$625,789

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$384,189	$51,207	$0	$435,396	$281,826	$22,231	$0	$304,057
Obligations of state and political subdivisions	520,753	24,374	313	544,814	518,216	10,197	6,195	522,218
Government agency mortgage-backed securities	332,740	21,535	1	354,274	170,673	9,159	116	179,716
Pooled trust preferred securities	68,487	0	21,464	47,023	69,508	0	27,515	41,993
Corporate debt securities	24,007	1,484	0	25,491	25,523	1,634	0	27,157
Government agency collateralized mortgage obligations	49,354	1,230	193	50,391	9,904	491	0	10,395
Marketable equity securities	380	93	74	399	380	54	7	427
Total available-for-sale portfolio	$1,379,910	$99,923	$22,045	$1,457,788	$1,076,030	$43,766	$33,833	$1,085,963

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$3,752	$32	$7,620	$281	$11,372	$313
Government agency mortgage-backed securities	46	1	0	0	46	1
Pooled trust preferred securities	0	0	47,023	21,464	47,023	21,464
Government agency collateralized mortgage obligations	12,765	193	0	0	12,765	193
Marketable equity securities	153	74	0	0	153	74
Total available-for-sale portfolio/investment portfolio	$16,716	$300	$54,643	$21,745	$71,359	$22,045

As of December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$14,967	$29	$0	$0	$14,967	$29
Obligations of state and political subdivisions	43,851	1,691	0	0	43,851	1,691
Total held-to-maturity portfolio	58,818	1,720	0	0	58,818	1,720

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	197,066	5,705	4,049	490	201,115	6,195
Pooled trust preferred securities	0	0	41,993	27,515	41,993	27,515
Government agency mortgage-backed securities	14,690	116	0	0	14,690	116
Marketable equity securities	210	2	11	5	221	7
Total available-for-sale portfolio	211,966	5,823	46,053	28,010	258,019	33,833

Total investment portfolio	$270,784	$7,543	$46,053	$28,010	$316,837	$35,553

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $70.0 million and unrealized losses of $21.5 million at September 30, 2011.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of September 30, 2011, an additional 35% - 38% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuers; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and the level of credit enhancement provided by the structure.  A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined OTTI did not exist at September 30, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of September 30, 2011 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$10,678	$10,761	$68,510	$69,277
Due after one through five years	34,388	37,771	185,972	196,938
Due after five years through ten years	403,747	452,320	274,974	302,262
Due after ten years	69,597	76,599	467,980	484,247
Subtotal	518,410	577,451	997,436	1,052,724
Government agency collateralized mortgage obligations	0	0	49,354	50,391
Government agency mortgage-backed securities	40,181	42,370	332,740	354,274
Total	$558,591	$619,821	$1,379,530	$1,457,389

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into levels that allow management to monitor risk and performance.  Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on real property.  Business lending is comprised of general purpose commercial and industrial loans including agricultural-related and dealer floor plans, as well as mortgages on commercial property.  Consumer installment – indirect consists primarily of loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.  Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.  Consumer installment – direct are all other loans to consumers such as personal installment loans and lines of credit.  Loans are summarized as follows:
	September 30,	December 31,
(000's omitted)	2011	2010
Consumer mortgage	$1,167,781	$1,057,332
Business lending	1,261,125	1,023,286
Consumer installment - indirect	564,423	494,813
Home equity	328,468	305,936
Consumer installment - direct	154,672	144,996
Gross loans, including deferred origination costs	3,476,469	3,026,363
Allowance for loan losses	(42,463)	(42,510)
Loans, net of allowance for loan losses	$3,434,006	$2,983,853

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at December 31, 2010	$0
Wilber acquisition	2,509
Accretion recognized, to-date	(507)
Net reclassification from accretable to nonaccretable	(52)
Balance at September 30, 2011	$1,950

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2011:

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Purchased Impaired	Current	Total Loans
Consumer mortgage	$16,861	$1,769	$5,696	$24,326	$0	$1,143,455	$1,167,781
Business lending	5,551	246	9,793	15,590	17,969	1,227,566	1,261,125
Consumer installment - indirect	7,538	43	3	7,584	0	556,839	564,423
Home equity	3,506	173	1,010	4,689	0	323,779	328,468
Consumer installment – direct	2,029	88	0	2,117	0	152,555	154,672
Total	$35,485	$2,319	$16,502	$54,306	$17,969	$3,404,194	$3,476,469

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2010:

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,614	$2,308	$4,737	$23,659	$1,033,673	$1,057,332
Business lending	5,965	247	9,715	15,927	1,007,359	1,023,286
Consumer installment – indirect	10,246	131	0	10,377	484,436	494,813
Home equity	3,960	309	926	5,195	300,741	305,936
Consumer installment – direct	2,514	96	0	2,610	142,386	144,996
Total	$39,299	$3,091	$15,378	$57,768	$2,968,595	$3,026,363

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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

The following table shows the amount of business lending loans by credit quality category:

(000’s omitted)	September 30, 2011	December 31, 2010
Pass	$932,504	$753,252
Special mention	160,202	159,906
Classified	150,450	110,128
Purchased impaired	17,969	0
Total	$1,261,125	$1,023,286

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

The following table details the balances in all other loan categories at September 30, 2011:

(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,160,316	$564,377	$327,285	$154,584	$2,206,562
Nonperforming	7,465	46	1,183	88	8,782
Total	$1,167,781	$564,423	$328,468	$154,672	$2,215,344

The following table details the balances in all other loan categories at December 31, 2010:

(000’s omitted)	Consumer Mortgage	Indirect Consumer	Home Equity	Direct Consumer	Total
Performing	$1,050,287	$494,682	$304,701	$144,900	$1,994,570
Nonperforming	7,045	131	1,235	96	8,507
Total	$1,057,332	$494,813	$305,936	$144,996	$2,003,077

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
(000’s omitted)	2011	2010
Loans with reserve	$0	$1,465
Loans without reserve	2,379	3,846
Carrying balance	2,379	5,311
Contractual balance	3,399	7,042
Specifically allocated allowance	0	762

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2011
	Consumer	Business	Home	Direct	Indirect		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Impaired	Total
Beginning balance	$3,286	$20,949	$911	$3,878	$10,277	$3,230	$0	$42,531
Charge-offs	(157)	(249)	(43)	(283)	(1,294)	0	0	(2,026)
Recoveries	2	88	6	151	668	0	0	915
Provision	1,056	105	126	(224)	(210)	(53)	243	1,043
Ending balance	$4,187	$20,893	$1,000	$3,522	$9,441	$3,177	$243	$42,463

	Three Months Ended September 30, 2010
	Consumer	Business	Home	Direct	Indirect		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Impaired	Total
Beginning balance	$1,654	$23,619	$457	$3,762	$9,796	$3,315	$0	$42,603
Charge-offs	(94)	(869)	(12)	(357)	(819)	0	0	(2,151)
Recoveries	4	86	1	137	530	0	0	758
Provision	442	(375)	110	609	390	224	0	1,400
Ending balance	$2,006	$22,461	$556	$4,151	$9,897	$3,539	$0	$42,610

	Nine months ended September 30, 2011
	Consumer	Business	Home	Direct	Indirect		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Impaired	Total
Beginning balance	$2,451	$22,326	$689	$3,977	$9,922	$3,145	$0	$42,510
Charge-offs	(501)	(1,819)	(174)	(904)	(3,249)	0	0	(6,647)
Recoveries	28	406	17	545	2,461	0	0	3,457
Provision	2,209	(20)	468	(96)	307	32	243	3,143
Ending balance	$4,187	$20,893	$1,000	$3,522	$9,441	$3,177	$243	$42,463

	Nine months ended September 30, 2010
	Consumer	Business	Home	Direct	Indirect		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Installment	Installment	Unallocated	Impaired	Total
Beginning balance	$1,127	$23,577	$374	$3,660	$10,004	$3,168	$0	$41,910
Charge-offs	(503)	(3,007)	(115)	(1,184)	(2,778)	0	0	(7,587)
Recoveries	39	486	5	538	1,949	0	0	3,017
Provision	1,343	1,405	292	1,137	722	371	0	5,270
Ending balance	$2,006	$22,461	$556	$4,151	$9,897	$3,539	$0	$42,610

          Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:
	As of September 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$64,610	($52,227)	$12,383	$60,595	($49,698)	$10,897
Other intangibles	9,107	(5,491)	3,616	7,894	(4,769)	3,125
Total amortizing intangibles	$73,717	($57,718)	$15,999	$68,489	($54,467)	$14,022

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Oct – Dec 2011	$1,118
2012	3,971
2013	3,180
2014	2,473
2015	1,817
Thereafter	3,440
Total	$15,999

Shown below are the components of the Company’s goodwill at September 30, 2011:

(000’s omitted)	December 31, 2010	Activity	September 30, 2011
Goodwill	$302,516	46,537	$349,053
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	46,537	$344,229

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.83%)	7/31/2031	5 year beginning 2006	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.00%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of approximately $865,000 and $2,554,000 was recognized based on the interest rate swap agreement for the three and nine months ended September 30, 2011, respectively, compared to $821,000 and $2,517,000 for the three and nine months ended September 30, 2010, respectively.

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

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine months ended		Three Months Ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$735	$666	$2,205	$1,996	$0	$0	$0	$0
Interest cost	1,191	977	3,344	2,932	38	49	115	147
Expected return on plan assets	(2,167)	(1,618)	(6,101)	(4,853)	0	0	0	0
Amortization of unrecognized net loss	474	605	1,422	1,816	2	4	6	13
Amortization of prior service cost	(37)	(47)	(112)	(141)	(264)	(264)	(793)	(793)
Net periodic benefit cost	$196	$583	$758	$1,750	($224)	($211)	($672)	($633)

Effective September 30, 2011, the Wilber National Bank Retirement Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial loss of approximately $17 million, due primarily to a loss on plan assets for the first nine months of 2011 and lowering the discount rate to 4.4% from 5.0% at December 31, 2010.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding at September 30, 2011 compared to approximately 1.7 million weighted-average anti-dilutive stock options outstanding at September 30, 2010 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine months ended September 30,
(000's omitted, except per share data)	2011	2010	2011	2010
Net income	$20,008	$17,262	$54,154	$47,426
Income attributable to unvested stock-based compensation awards	(147)	(150)	(414)	(405)
Income available to common shareholders	19,861	17,112	53,740	47,021

Weighted-average common shares outstanding – basic	36,679	32,987	35,436	32,920
Basic earnings per share	$0.54	$0.52	$1.52	$1.43

Net income	$20,008	$17,262	$54,154	$47,426
Income attributable to unvested stock-based compensation awards	(147)	(150)	(414)	(405)
Income available to common shareholders	19,861	17,112	53,740	47,021

Weighted-average common shares outstanding	36,679	32,987	35,436	32,920
Assumed exercise of stock options	362	330	403	273
Weighted-average shares – diluted	37,041	33,317	35,839	33,193
Diluted earnings per share	$0.54	$0.51	$1.50	$1.42

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2011	December 31, 2010
Commitments to extend credit	$571,325	$445,625
Standby letters of credit	25,918	21,456
Total	$597,243	$467,081

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

	September 30, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$181,349	$254,047	$0	$435,396
Obligations of state and political subdivisions	0	544,814	0	544,814
Government agency mortgage-backed securities	0	354,274	0	354,274
Pooled trust preferred securities	0	0	47,023	47,023
Corporate debt securities	0	25,491	0	25,491
Government agency collateralized mortgage obligations	0	50,391	0	50,391
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	181,748	1,229,017	47,023	1,457,788
Mortgage loans held for sale	0	167	0	167
Interest rate swap	0	(769)	0	(769)
Total	$181,748	$1,228,415	$47,023	$1,457,186

	December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,026	$303,031	$0	$304,057
Obligations of state and political subdivisions	0	522,218	0	522,218
Government agency mortgage-backed securities	0	179,716	0	179,716
Pooled trust preferred securities	0	0	41,993	41,993
Corporate debt securities	0	27,157	0	27,157
Government agency collateralized mortgage obligations	0	10,395	0	10,395
Marketable equity securities	427	0	0	427
Total available-for-sale investment securities	1,453	1,042,517	41,993	1,085,963
Forward sales commitments	0	322	0	322
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	3,952	0	3,952
Interest rate swap	0	(3,232)	0	(3,232)
Total	$1,453	$1,043,559	$42,051	$1,087,063

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2011 is approximately $167,000.  The unrealized gain on mortgage loans held for sale was immaterial at September 30, 2011.   Unrealized gains and losses on mortgage loans held for sale, when they occur, are recognized in mortgage banking and other services income in the consolidated statement of income.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2011			2010
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$48,972	$142	$49,114	$47,343	$367	$47,710
Total gains (losses) included in earnings (1)	23	(142)	(119)	24	(367)	(343)
Total losses included in other comprehensive income	(1,627)	0	(1,627)	(2,661)	0	(2,661)
Sales/calls/principal reductions	(345)	0	(345)	(411)	0	(411)
Commitments to originate real estate loans held for sale, net	0	0	0	0	917	917
Ending balance	$47,023	$0	$47,023	$44,295	$917	$45,212
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

	Nine months ended September 30,
	2011			2010
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$41,993	$58	$42,051	$44,014	$31	$44,045
Total gains (losses) included in earnings (1)	71	(258)	(187)	73	(31)	42
Total gains included in other comprehensive income	6,052	0	6,052	1,376	0	1,376
Sales/calls/principal reductions	(1,093)	0	(1,093)	(1,168)	0	(1,168)
Commitments to originate real estate loans held for sale, net	0	200	200	0	917	917
Ending balance	$47,023	$0	$47,023	$44,295	$917	$45,212
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

Assets and liabilities measured on a non-recurring basis:

	September 30, 2011				December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$0	$703	$703
Other real estate owned	0	0	2,776	2,776	0	0	2,011	2,011
Mortgage servicing rights	0	0	1,258	1,258	0	0	2,422	2,422
Total	$0	$0	$4,034	$4,034	$0	$0	$5,136	$5,136

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $87,000 at September 30, 2011.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  The Company did not recognize an impairment charge during 2010 or the nine months ended September 30, 2011.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,476,469	$3,483,693	$2,983,853	$2,996,821
Financial liabilities:
Deposits	4,838,753	4,855,455	3,934,045	3,944,261
Borrowings	728,335	831,688	728,460	808,902
Subordinated debt held by unconsolidated subsidiary trusts	102,042	72,970	102,024	82,490

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2011:

	Liability Derivatives
(000's omitted)	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement	Other liabilities	$75,000	$769
Total derivatives			$769

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and nine months ended September 30, 2011:
		Loss recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending September 30, 2011	Nine Months Ending September 30, 2011
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($865)	($2,554)
Interest rate lock commitments	Mortgage banking and other services	(142)	(58)
Forward sales commitments	Mortgage banking and other services	0	(322)
Total		($1,007)	($2,934)

The amount of gain recognized during the three and nine months ended September 30, 2011 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $871,000 and $2,463,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $865,000 and $2,554,000 for the three and nine months ended September 30, 2011, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking as its reportable operating business segment.  Community Bank N.A. (“CBNA”) operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northern Pennsylvania.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments include administration, consulting and actuarial services to sponsors of employee benefit plans, investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:
(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2011
Net interest income	$54,539	$29	$0	$54,568
Provision for loan losses	1,043	0	0	1,043
Noninterest income	12,632	11,022	(432)	23,222
Loss on investment securities & debt extinguishments	(6)	0	0	(6)
Amortization of intangible assets	908	253	0	1,161
Other operating expenses	38,449	8,915	(432)	46,932
Income before income taxes	$26,765	$1,883	$0	$28,648
Assets	$6,480,206	$35,896	($12,248)	$6,503,854
Goodwill	$333,948	$10,281	$0	$344,229

Three Months Ended September 30, 2010
Net interest income	$46,296	$28	$0	$46,324
Provision for loan losses	1,400	0	0	1,400
Noninterest income	13,258	10,033	(377)	22,914
Amortization of intangible assets	1,067	210	0	1,277
Other operating expenses	35,582	7,870	(377)	43,075
Income before income taxes	$21,505	$1,981	$0	$23,486
Assets	$5,472,371	$35,535	($11,689)	$5,496,217
Goodwill	$287,411	$10,281	$0	$297,692

Nine months ended September 30, 2011
Net interest income	$154,202	$76	$0	$154,278
Provision for loan losses	3,143	0	0	3,143
Noninterest income	35,225	32,947	(1,357)	66,815
Gain on investment securities & debt extinguishments	8	0	0	8
Amortization of intangible assets	2,529	722	0	3,251
Other operating expenses	114,776	25,865	(1,357)	139,284
Income before income taxes	$68,987	$6,436	$0	$75,423

Nine months ended September 30, 2010
Net interest income	$135,473	$78	$0	$135,551
Provision for loan losses	5,270	0	0	5,270
Noninterest income	37,150	31,009	(1,150)	67,009
Amortization of intangible assets	4,319	666	0	4,985
Other operating expenses	104,678	24,252	(1,150)	127,780
Income before income taxes	$58,356	$6,169	$0	$64,525

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2011 and 2010, although in some circumstances the fourth quarter of 2010 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 24.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2011, “third quarter” refers to the quarter ended September 30, 2011, and earnings per share (“EPS”) figures refer to diluted EPS.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than–temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery.

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

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (“CBNA”), which operates in Pennsylvania under the name First Liberty Bank and Trust.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build high-quality, profitable loan and deposit portfolios using both organic and acquisition strategies, (iii) increase the noninterest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and continually improve operating efficiency.

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

On April 8, 2011 the Company acquired The Wilber Corporation (“Wilber”), the parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $297 million of investment securities and $772 million of deposits.

Third quarter and September year-to-date net income of $20.0 million and $54.2 million, respectively, was $2.7 million or 16% and $6.7 million or 14% higher than the respective prior year periods.  Earnings per share were $0.54 and $1.50 for the three and nine months ended September 30, 2011, respectively, an increase of $0.03 and $0.08 from the equivalent prior year periods, respectively.  These increases were due in large part to higher net interest income that resulted from earning asset growth, principally from the Wilber acquisition, partially offset by a slightly lower net interest margin.  Also contributing to higher net income was a lower provision for loan losses.  These were partially offset by a decline in deposit service fee income as a result of lower volume in certain customer activities.  Total operating expenses increased, reflective of the additional operating costs from the Wilber acquisition, partially offset by a decline in FDIC insurance costs and lower intangible amortization.  The third quarter and September year-to-date earnings included $0.4 million, or $0.01 per share and $4.7 million, or $0.09 per share of acquisition expenses, respectively.

Asset quality in the third quarter of 2011 remained stable and favorable in comparison to averages for peer financial organizations.  Third quarter loan net charge-off  ratios were below those experienced in the third quarter of 2010.  Non performing loan ratios were below those experienced in the last eight quarters.  The current quarter provision for loan losses was also below that recorded in the previous eight quarters.  Delinquency ratios increased slightly from the second quarter of 2011, but were below those experienced in the third quarter of 2010.  The Company experienced year-over-year growth in third quarter average interest-earning assets, reflective of the Wilber acquisition which added approximately $421 million of loans and $297 million of investments, as well as nearly $21 million of organic loan growth in the legacy portfolio during the quarter.  Average deposits in the third quarter of 2011 were higher than the third quarter of 2010 driven by the Wilber acquisition and higher than the second quarter of 2011 from organic deposit growth.  Average borrowings were consistent with both the second quarter of 2011 and the third quarter of 2010.

The Company, through its Benefit Plans Administrative Services Inc. (“BPAS”) subsidiary, recently announced that it has entered into a definitive agreement to acquire CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services with offices in New York City and Northern New Jersey.  The transaction, which is expected to close in 2011, subject to customary closing conditions, provides the Company with a presence in an important strategic market.  It also adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits businesses including daily valuation plan and collective investment fund administration.  The transaction is expected to add over $4 million of service revenue in 2012.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $20.0 million and $54.2 million, respectively, increased 16% and 14%, respectively, versus the comparable periods of 2010.  Earnings per share for the third quarter of $0.54 were $0.03 higher than the EPS generated in the third quarter of 2010, and earnings per share of $1.50 for the first nine months of 2011 increased $0.08 from the amount earned in the first nine months of 2010.  Included in these results were $0.4 million and $4.7 million of acquisition expenses for the three and nine months ending September 30, 2011, respectively.  Excluding these acquisition expenses, net income and earnings per share for the nine months ended September 30, 2011were up $9.9 million or 21% and $0.17 or 12%, respectively.

 As reflected in Table 1, third quarter net interest income of $54.6 million was up $8.2 million or 18% from the comparable prior year period, and net interest income for the first nine months of 2011 increased $18.7 million, or 14% over the first nine months of 2010, resulting from an increase in interest-earning assets primarily due to the Wilber acquisition, and a higher net interest margin for the YTD period.  The current quarter’s provision for loan losses decreased $0.4 million and $2.1 million as compared to the third quarter and first nine months of 2010, respectively, reflective of lower levels of net charge-offs and a generally stable asset quality profile.  Third quarter noninterest income was $23.2 million, up $0.3 million or 1.3%, from the third quarter of 2010, while year-to-date noninterest income of $66.8 million decreased  $0.2 million or 0.3% from the prior year level. The increase in third quarter noninterest income was primarily due to the Wilber acquisition.  Contributing to the decrease in noninterest income for the year-to-date period was lower mortgage-banking related revenues, as well as lower deposit service fees, which have been impacted by certain amendments to Regulation E (a Federal Reserve Board Regulation) processing changes and general economic conditions, which have resulted in lower net service utilization.  Offsetting these declines was a 5.8% increase in the revenues generated by the Company’s employee benefits consulting and plan administration business and a 5.7% increase in revenue generated from the Company’s wealth management group, principally from activities related to the Wilber acquisition.

Operating expenses of $48.1 million for the third quarter and $142.5 million for the first nine months of 2011 increased $3.7 million or 8.4%, and $9.8 million or 7.4%, respectively, from the comparable prior year periods, reflective of additional operating costs and non-recurring acquisition expenses associated with the Wilber acquisition completed in early April, partially offset by lower amortization of intangibles and FDIC insurance costs.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine months ended
	September 30,		September 30,
(000's omitted, except per share data)	2011	2010	2011	2010
Net interest income	$54,568	$46,324	$154,278	$135,551
Provision for loan losses	1,043	1,400	3,143	5,270
Noninterest income	23,222	22,914	66,815	67,009
Gain on sale of investment securities	(6)	0	8	0
Operating expenses	48,093	44,352	142,535	132,765
Income before taxes	28,648	23,486	75,423	64,525
Income taxes	8,640	6,224	21,269	17,099
Net income	$20,008	$17,262	$54,154	$47,426

Diluted earnings per share	$0.54	$0.51	$1.50	$1.42

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2011 was $58.4 million, an $8.3 million or 17% increase from the same period last year.  The increase was a result of an $867.4 million increase in third quarter interest-earning assets versus the prior year having a greater impact than the $708.6 million increase in average interest-bearing liabilities and a four-basis point decrease in the net interest margin.  As reflected in Table 3, the third quarter volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $14.4 million favorable impact on net interest income, while the rate decrease on interest bearing assets and the volume increase on interest bearing liabilities had a $6.1 million unfavorable impact on net interest income.  The lower cost of funding had a greater favorable impact on the net interest margin than the negative impact from lower yields on interest-bearing assets.  September YTD net interest income of $166.1 million increased $19.2 million or 13% from the year-earlier period.  A $577.2 million increase in interest bearing assets and a four-basis point increase in net interest margin more than offset a $439.2 million increase in interest-bearing liabilities.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities had a $32.3 million favorable impact that was partially offset by a $13.1 million unfavorable impact from the decrease in rate on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the third quarter and YTD periods were $474.9 million and $341.4 million, respectively, higher than the comparable periods of 2010, reflective of the acquired Wilber portfolio.  Third quarter and YTD average loan balances increased $392.5 million and $235.8 million, respectively, as compared to the comparable periods of 2010, due to the approximately $421 million of acquired Wilber loans, partially offset by an organic decline in the lending portfolio as a result of lower demand characteristics due to current economic conditions and the sale of a substantial portion of mortgage originations into the secondary market.  In comparison to the prior year, total average interest-bearing deposits were up $708.6 million or 22%, and $447.3 million or 14%, for the quarter and YTD periods, respectively, primarily as a result of the Wilber acquisition.  Quarterly average borrowings remained consistent with the prior year quarter and YTD average borrowings declined $8.1 million or 1.0% as compared to the first nine months of 2010, reflective of the maturity of $25 million of term borrowings in the second quarter of 2010.

The net interest margin of 4.04% for the third quarter and 4.08% for the year-to-date period, decreased four basis points as compared to the third quarter of 2010, and increased four basis points as compared to the YTD period of the prior year.  Low market interest rates and continued disciplined deposit pricing resulted in a 23-basis point reduction in the total cost of funds in comparison to the third quarter of 2010.  However, this was more than offset by a 28-basis point decline in earning asset yields, reflective of lower yields on investment securities, and a $190 million increase in low-rate cash equivalent balances versus last year’s third quarter.  The improvement for the YTD period was attributable to a 25-basis point decrease in the cost of funds as compared to the prior year period, partially offset by a 21-basis point decrease in earning-asset yields as compared to the prior year period.

The decrease in the earning-asset yield was driven by a 62-basis point and 34-basis point decrease in investment yield, including cash equivalents, for the quarter and YTD periods, respectively, as compared to the prior year periods.  Additionally, contributing to the decrease in earning-asset yield for the YTD period was a nine-basis point decline in the loan yield for the YTD period as compared to the like period of 2010, as a result of lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and certain adjustable-rate loans repricing downward.  The loan yield for the third quarter of 2011 was consistent with the loan yield for the third quarter of 2010 at 5.81%, primarily related to accretion of certain loan marks required for acquired loan accounting offsetting the declines in loans yields previously mentioned.  The decline in the yield on the investment portfolio throughout the last year was largely a result of a higher level of invested cash balances and the maturity of longer term investments.

The third quarter cost of funds decreased versus the prior year quarter due to a 20-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and noninterest bearing deposits and a one-basis point decrease in the average interest rate paid on external borrowings.  The YTD cost of funds decreased 25 basis points as compared to the prior year, driven by a 26-basis point decrease in average interest-bearing deposit rates and a four-basis point decrease in the average rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and the first nine months of 2011 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 38.53% and 38.46% in 2011 and 2010, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$240,127	$149	0.25%	$50,484	$34	0.27%
Taxable investment securities (1)	1,458,127	14,591	3.97%	1,182,243	12,252	4.11%
Nontaxable investment securities (1)	560,051	8,554	6.06%	550,660	8,873	6.39%
Loans (net of unearned discount)(2)	3,481,087	50,960	5.81%	3,088,590	45,226	5.81%
Total interest-earning assets	5,739,392	74,254	5.13%	4,871,977	66,385	5.41%
Noninterest-earning assets	707,818			602,975
Total assets	$6,447,210			$5,474,952

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,747,371	2,675	0.39%	$2,218,640	2,824	0.51%
Time deposits	1,179,086	4,212	1.42%	999,191	4,472	1.78%
Borrowings	832,505	8,963	4.27%	832,568	8,977	4.28%
Total interest-bearing liabilities	4,758,962	15,850	1.32%	4,050,399	16,273	1.59%
Noninterest-bearing liabilities:
Noninterest checking deposits	867,373			736,203
Other liabilities	77,145			81,438
Shareholders' equity	743,730			606,912
Total liabilities and shareholders' equity	$6,447,210			$5,474,952

Net interest earnings		$58,404			$50,112
Net interest spread			3.81%			3.82%
Net interest margin on interest-earning assets			4.04%			4.08%

Fully tax-equivalent adjustment		$3,836			$3,788

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2) The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$192,405	$354	0.25%	$100,248	$189	0.25%
Taxable investment securities (1)	1,365,697	42,171	4.13%	1,153,321	35,885	4.16%
Nontaxable investment securities (1)	568,450	26,669	6.27%	531,555	26,535	6.67%
Loans (net of unearned discount)(2)	3,315,494	143,184	5.77%	3,079,738	134,999	5.86%
Total interest-earning assets	5,442,046	212,378	5.22%	4,864,862	197,608	5.43%
Noninterest-earning assets	644,209			586,677
Total assets	$6,086,255			$5,451,539

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,589,779	7,654	0.40%	$2,169,083	8,518	0.53%
Time deposits	1,088,125	12,030	1.48%	1,061,551	15,128	1.91%
Borrowings	833,995	26,593	4.26%	842,107	27,075	4.30%
Total interest-bearing liabilities	4,511,899	46,277	1.37%	4,072,741	50,721	1.67%
Noninterest-bearing liabilities:
Noninterest checking deposits	807,360			723,256
Other liabilities	77,497			67,860
Shareholders' equity	689,499			587,682
Total liabilities and shareholders' equity	$6,086,255			$5,451,539

Net interest earnings		$166,101			$146,887
Net interest spread			3.85%			3.76%
Net interest margin on interest-earning assets			4.08%			4.04%

Fully tax-equivalent adjustment		$11,823			$11,336

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
Table 3: Rate/Volume

	Three months ended September 30, 2011 versus September 30, 2010			Nine months ended September 30, 2011 versus September 30, 2010
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	$118	($3)	$115	$170	($5)	$165
Taxable investment securities	2,777	(438)	2,339	6,560	(274)	6,286
Nontaxable investment securities	149	(468)	(319)	1,783	(1,649)	134
Loans (net of unearned discount)	5,745	(11)	5,734	10,205	(2,020)	8,185
Total interest-earning assets (2)	11,379	(3,510)	7,869	22,781	(8,011)	14,770

Interest paid on:
Interest checking, savings and money market deposits	594	(744)	(150)	1,472	(2,336)	(864)
Time deposits	728	(988)	(260)	370	(3,468)	(3,098)
Borrowings	(1)	(12)	(13)	(260)	(222)	(482)
Total interest-bearing liabilities (2)	2,601	(3,024)	(423)	5,103	(9,547)	(4,444)

Net interest earnings (2)	8,836	(544)	8,292	17,607	1,607	19,214

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to deposits, loans and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.
Table 4: Noninterest Income

	Three Months Ended		Nine months ended
	September 30,		September 30,
(000's omitted)	2011	2010	2011	2010
Deposit service fees	$11,134	$11,180	$31,307	$33,036
Benefit trust, administration, consulting and actuarial fees	7,685	7,256	23,722	22,415
Wealth management services	2,904	2,400	7,866	7,442
Other banking services	1,179	863	2,222	1,826
Mortgage banking	320	1,215	1,698	2,290
Subtotal	23,222	22,914	66,815	67,009
Gain/(Loss) on investment securities & debt extinguishments, net	(6)	0	8	0
Total noninterest income	$23,216	$22,914	$66,823	$67,009

Noninterest income/total income (FTE)	28.5%	31.4%	28.7%	31.3%

As displayed in Table 4, noninterest income was $23.2 million in the third quarter and $66.8 million for the first nine months of 2011.  This represents an increase of $0.3 million or 1.3% for the quarter and a decrease of $0.2 million or 0.3% for the YTD period in comparison to 2010.  General recurring banking fees of $12.3 million for the third quarter were $0.3 million or 2.2% higher than the third quarter of 2010 primarily due to the Wilber acquisition.  General recurring banking fees of $33.5million for the first nine months of 2011 were  $1.3 million or 3.8%lower than the prior year period, reflective of lower service utilization due to economic conditions and regulatory and process changes.  Effective in the third quarter of 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions unless the customer formally consents.  Although the majority of customers who have responded have consented to protecting their accounts from electronic transaction rejection, lower utilization of this customer service has been experienced.  Partially offsetting this decline are increased fees from electronic banking activity and expanded debit-card usage.

Residential mortgage banking revenue decreased $0.9 million for the quarter and $0.6 million for the nine months in comparison to the prior year periods, reflective of the very robust demand conditions in the second half of 2010.  Residential mortgage banking income totaled $0.3 million for the third quarter of 2011 and $1.7 million for the first nine months as compared to $1.2 million in the third quarter of 2010 and $2.3 million for the first nine months of 2010.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in the nine months of 2011 mortgage banking income is a $0.3 million recovery of impairment charges taken in prior periods for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $34.5 million in the first nine months of 2011 as compared to $52.7 million for the comparable 2010 period.  Residential mortgage loans held for sale and recorded at fair value at September 30, 2011 totaled $0.2 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.  The Company recently announced that it has entered into a definitive agreement to acquire a metro New York based actuarial consulting and retirement plan administration firm.  The Company expects to close the transaction prior to December 31, 2011 and it estimates that the newly acquired business may add over four million of revenue in 2012.  Wealth management services revenue increased $0.5 million, or 21% and $0.4 million or 5.7%, for the third quarter and first nine months of 2011, respectively, principally from personal trust activities related to the Wilber acquisition, partially offset by lower production levels for branch-based advisory services.

The ratio of noninterest income to total income (FTE basis) was 28.5% for the quarter and 28.7% for the year-to-date period, versus 31.4% and 31.3% for the comparable periods of 2010.  The decrease is a function of the decline in deposit service fees, combined with higher net interest income being generated due to earning asset growth and a higher net interest margin for the YTD period.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Nine months ended
	September 30,		September 30,
(000's omitted)	2011	2010	2011	2010
Salaries and employee benefits	$26,543	$23,056	$75,185	$68,501
Occupancy and equipment	6,103	5,575	18,413	17,414
Data processing and communications	5,330	5,430	15,278	15,853
Amortization of intangible assets	1,161	1,277	3,251	4,985
Legal and professional fees	1,640	1,014	4,286	3,819
Office supplies and postage	1,300	1,382	3,873	3,942
Business development and marketing	1,096	1,250	4,534	3,995
FDIC insurance premiums	544	1,599	3,082	4,656
Acquisition expenses/special charges	381	57	4,689	256
Other	3,995	3,712	9,944	9,344
Total operating expenses	$48,093	$44,352	$142,535	$132,765

Operating expenses/average assets	2.86%	3.07%	2.96%	3.10%
Efficiency ratio	57.0%	57.9%	57.8%	59.1%

As shown in Table 5, third quarter 2011 operating expenses were $48.1 million, an increase of $3.7 million or 8.4% from the prior year level.  Year-to-date operating expenses of $142.5 million increased $9.8 million or 7.4% as compared to the same period in 2010.  Included in operating expenses for the quarter and year-to-date periods is $0.4 million and $4.7 million, respectively, of non-recurring expenses related to the acquisition of Wilber.  Excluding these non-recurring acquisition costs, operating expenses increased $3.4 million and $5.3 million for the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010.  The increase is primarily attributable to additional operating costs associated with the Wilber acquisition, partially offset by a decline in FDIC insurance and employee post-retirement costs and lower amortization of intangibles.

Salaries and employee benefits increased $3.5 million and $6.7 million fom the third quarter and first nine months of 2010, respectively, from the comparable prior year periods, primarily due to the addition of approximately 200 employees as a result of the Wilber acquisition, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher occupancy and equipment costs ($0.5 million for the quarter, $1.0 million YTD), legal and professional fees ($0.6 million for the quarter and $0.5 million YTD), property related write-downs ($0.4 million for the quarter and YTD), and business development and marketing (down $0.2 million for the quarter, up $0.5 million YTD), partially offset by lower amortization of intangible assets ($0.1 million for the quarter, $1.7 million YTD), FDIC insurance premiums ($1.1 million for the quarter, $1.6 million YTD), and data processing and communications costs ($0.1 million for the quarter, $0.6 million YTD).  Amortization of intangibles decreased principally as a result of the core deposit intangible from a 2001 branch acquisition becoming fully amortized during 2010 having a greater impact than the intangible amortization added as a result of the Wilber acquisition.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and special charges divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities) was 57.0% for the third quarter, 0.9 percentage points favorable to the comparable quarter of 2010.  This resulted from operating expenses (as described above) increasing 10.0%, while recurring operating income increased at a higher 11.8% rate, driven by a 17% increase in net interest income, in part due to the Wilber acquisition.  The efficiency ratio of 57.8% for the first nine months of 2011 improved by 1.3 percentage points from a year earlier due to core operating expense increasing at 6.4% rate, while recurring operating income increased 8.9%.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 21 basis points and 14 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 6.4% for the quarter and 10.0% year-to-date, while average assets increased 18% and 11.6%, respectively, during the same time periods.

Income Taxes

The third quarter and YTD effective income tax rates were 30.2% and 28.2%, respectively, up from the 26.5% effective tax rate for both of the comparable periods of 2010.  The higher effective tax rate for 2011 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.08 billion at the end of the third quarter, an increase of $333.0 million from December 31, 2010 and an increase of $306.1 million from September 30, 2010.  The book value (excluding unrealized gains) of investments increased $265.0 million from December 31, 2010 and $270.0 million from September 30, 2010.  In April 2011, investments increased by $297 million from the Wilber acquisition, primarily in government agency mortgage-backed securities, government agency collateralized mortgage obligations and U.S. Treasury and agency securities.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of government agency mortgage-backed securities and government agency collateralized mortgage obligations and a decrease in the proportion of obligations of state and political subdivisions and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2011, the portfolio had a $77.9 million net unrealized gain, an increase of $67.9 million from the unrealized gain at December 31, 2010 and up $36.2 million from the unrealized gain at September 30, 2010.  This increase in the unrealized gain is indicative of favorable interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $61.2 million of net unrealized gains as of September 30, 2011.

Table 6: Investment Securities

	September 30, 2011		December 31, 2010		September 30, 2010
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$448,170	$503,215	$478,100	$499,642	$463,171	$504,903
Government agency mortgage-backed securities	40,181	42,370	56,891	59,644	69,775	73,100
Obligations of state and political subdivisions	70,204	74,200	67,864	66,450	64,943	67,795
Other securities	36	36	53	53	58	58
Total held-to-maturity portfolio	558,591	619,821	602,908	625,789	597,947	645,856

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	384,189	435,396	281,826	304,057	289,219	320,989
Obligations of state and political subdivisions	520,753	544,814	518,216	522,218	500,701	521,736
Government agency mortgage-backed securities	332,740	354,274	170,673	179,716	180,026	191,729
Pooled trust preferred securities	68,487	47,023	69,508	41,993	69,908	44,296
Corporate debt securities	24,007	25,491	25,523	27,157	25,533	27,827
Government agency collateralized mortgage obligations	49,354	50,391	9,904	10,395	10,129	10,720
Marketable equity securities	380	399	380	427	380	308
Available-for-sale portfolio	1,379,910	1,457,788	1,076,030	1,085,963	1,075,896	1,117,605
Net unrealized gain on available-for-sale portfolio	77,878	0	9,933	0	41,709	0
Total available-for-sale portfolio	1,457,788	1,457,788	1,085,963	1,085,963	1,117,605	1,117,605

Other Securities:
Federal Home Loan Bank common stock	38,345	38,345	37,301	37,301	37,349	37,349
Federal Reserve Bank common stock	15,450	15,450	12,378	12,378	12,378	12,378
Other equity securities	5,109	5,109	3,774	3,774	3,870	3,870
Total other securities	58,904	58,904	53,453	53,453	53,597	53,597
Total investments	$2,075, 283	$2,136,513	$1,742,324	$1,765,205	$1,769,149	$1,817,058

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $70.0 million and unrealized losses of $21.5 million at September 30, 2011.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of September 30, 2011, an additional 35% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at September 30, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of September 30, 2011 and thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of September 30, 2011

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 9/30/11	$21,948	$23,003	$23,536
Fair value at 9/30/11	14,721	16,138	16,164
Unrealized loss at 9/30/11	$7,227	$6,865	$7,372
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	62/72	42/49	45/56
Deferrals and defaults as a percentage of collateral	28.3%	28.1%	24.9%
Excess subordination	30.5%	31.0%	33.9%

Loans

As shown in Table 8, loans ended the third quarter at $3.48 billion, up $450.1 million (15%) from year-end 2010 and $396.1 million (13%) higher than one year earlier.  The growth during 2011 was primarily attributable to the acquisition of Wilber and came from the business lending portfolio ($237.8 million), the consumer mortgage portfolio ($110.4 million), the consumer installment portfolio ($79.3 million) and the home equity portfolio ($22.5 million).

Table 8: Loans

(000's omitted)	September 30, 2011		December 31, 2010		September 30, 2010
Business lending	$1,261,125	36.3%	$1,023,286	33.8%	$1,045,849	34.0%
Consumer mortgage	1,167,781	33.6%	1,057,332	34.9%	1,065,297	34.6%
Consumer installment	719,095	20.7%	639,809	21.2%	656,855	21.3%
Home equity	328,468	9.4%	305,936	10.1%	312,396	10.1%
Total loans	$3,476,469	100.0%	$3,026,363	100.0%	$3,080,397	100.0%

The combined total of general-purpose business lending to commercial and industrial customers and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio increased $217.9 million versus one year ago and decreased $29.8 million from June 30, 2011.  The decline was due to contractual and other principal reductions including the disposition of certain Wilber impaired loans.  Excluding loans acquired from Wilber, business lending declined $54.2 million from one year ago and declined $15.3 million from June 30, 2011.  Customer demand has remained soft due primarily to general economic conditions.  The third quarter and first nine months of 2011 included certain unscheduled payoffs as well as limited increases in general line utilization.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $102.5 million year-over-year.  Excluding mortgage loans acquired from Wilber, mortgage lending increased $19.4 million from one year ago and increased $20.8 million from June 30, 2011.  During the third quarter of 2011, the Company originated and sold $6.6 million of residential mortgages, principally to Fannie Mae, as compared to $30.2 million in the third quarter of 2010 and $119.0 million for the year ended December 31, 2010.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $58.3 million on a year-over-year basis.  Excluding the impact of consumer installment loans acquired from Wilber, the consumer installment lending portfolio increased $23.6 million from one year ago.  During the third quarter of 2011, the consumer installment portfolio had organic growth of $16.8 million after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has improved modestly in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth that is consistent with its longer-term historical experience.

Home equity loans increased $17.4 million or 5.6% from one year ago.  Excluding the home equity loans acquired from Wilber, the home equity portfolio decreased $13.5 million from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred in late 2010 and the first nine months of 2011 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to the continued weak economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2011 and 2010 and December 31, 2010.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2011	2010	2010
Nonaccrual loans
Consumer mortgage	$5,696	$4,737	$4,680
Business lending	9,793	9,715	10,463
Consumer installment	3	0	12
Home equity	1,010	926	870
Total nonaccrual loans	16,502	15,378	16,025
Accruing loans 90+ days delinquent
Consumer mortgage	1,769	2,308	1,358
Business lending	246	247	145
Consumer installment	131	227	120
Home equity	173	309	240
Total accruing loans 90+ days delinquent	2,319	3,091	1,863
Nonperforming loans
Consumer mortgage	7,465	7,045	6,038
Business lending	10,039	9,962	10,608
Consumer installment	134	227	132
Home equity	1,183	1,235	1,110
Total nonperforming loans	18,821	18,469	17,888

Other real estate (OREO)	2,776	2,011	2,689
Total nonperforming assets	$21,597	$20,480	$20,577

Allowance for loan losses / total loans	1.22%	1.40%	1.38%
Allowance for legacy loan losses / total legacy loans (1)	1.38%	1.40%	1.38%
Allowance for loan losses / nonperforming loans	226%	230%	238%
Allowance for legacy loans / nonperforming loans (1)	224%	230%	238%
Nonperforming loans / total loans	0.54%	0.61%	0.58%
Nonperforming assets / total loans and other real estate	0.62%	0.68%	0.67%
Delinquent loans (30 days old to nonaccruing) to total loans	1.56%	1.91%	1.64%
Net charge-offs to average loans outstanding (quarterly)	0.13%	0.27%	0.18%
Net charge-offs to average legacy loans outstanding (quarterly)	0.14%	0.27%	0.18%
Loan loss provision to net charge-offs (quarterly)	94%	95%	100%
Legacy loan loss provision to net charge-offs (quarterly) (1)	72%	95%	100%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at September 30, 2011 were $21.6 million, a $1.1 million increase versus the level at the end of 2010 and a $1.0 million increase as compared to the level one year earlier.  Other real estate owned (“OREO”) of $2.8 million increased $0.8 million from year-end 2010 and $0.1 million from one-year ago.  The Company is managing 29 OREO properties at September 30, 2011 as compared to 22 OREO properties at December 31, 2010 and 27 OREO properties at September 30, 2010.  Excluding the OREO properties acquired from Wilber, OREO declined $0.2 million from year-end and $0.9 million from one year ago.  Nonperforming loans were 0.54% of total loans outstanding at the end of the third quarter, seven and four basis points lower than the levels at December 31, 2010 and September 30, 2010, respectively.

Approximately 53% of the nonperforming loans at September 30, 2011 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The increase in nonperforming loans in the business lending portfolio is primarily related to relationships acquired in the Wilber acquisition that did not qualify for impaired loan accounting.  Despite the relatively weak economic conditions, the Company has successfully reduced the level of nonperforming business loans from the legacy portfolio over the last year.  Approximately 40% of nonperforming loans at September 30, 2011 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower, although have not experienced the significant decline in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  The remaining seven percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 226% at the end of the third quarter, compared to 230% at year-end 2010 and 238% at September 30, 2010.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.56% at the end of the third quarter, 35 basis points below the 1.91% at year-end 2010 and eight basis points lower than the 1.64% at September 30, 2010.  The commercial loan and consumer installment loan delinquency ratios at the end of the third quarter decreased in comparison to both December 31, 2010 and September 30, 2010.  The delinquency rate for consumer mortgage and home equity loans decreased as compared to December 31, 2010, but increased as compared to September 30, 2010.  Delinquency ratios for the last two quarters of 2010 were higher due to collection efforts being temporarily impacted by the core accounting system conversion in late 2010.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite weak economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine months ended
	September 30,		September 30,
(000's omitted)	2011	2010	2011	2010
Allowance for loan losses at beginning of period	$42,531	$42,603	$42,510	$41,910
Charge-offs:
Business lending	249	869	1,819	3,007
Consumer mortgage	157	94	501	503
Consumer installment	1,577	1,176	4,153	3,962
Home equity	43	12	174	115
Total charge-offs	2,026	2,151	6,647	7,587
Recoveries:
Business lending	88	86	406	486
Consumer mortgage	2	4	28	39
Consumer installment	819	667	3,006	2,487
Home equity	6	1	17	5
Total recoveries	915	758	3,457	3,017
Net charge-offs	1,111	1,393	3,190	4,570
Provision for loans losses	1,043	1,400	3,143	5,270
Allowance for loan losses at end of period	$42,463	$42,610	$42,463	$42,610

Net charge-offs (annualized) to average loans outstanding:
Business lending	0.05%	0.29%	0.16%	0.32%
Consumer mortgage	0.05%	0.03%	0.06%	0.06%
Consumer installment	0.42%	0.31%	0.22%	0.30%
Home equity	0.04%	0.01%	0.07%	0.05%
Total loans	0.13%	0.18%	0.13%	0.20%

As displayed in Table 10, net charge-offs during the third quarter of 2011 were $1.1 million, $0.3 million lower than the equivalent 2010 period.  Net charge-offs for the business lending portfolio decreased as compared to the equivalent prior year period, while the other portfolios experienced higher levels of net charge-offs in the third quarter of 2011 as compared to the third quarter of 2010.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.13%, five basis points higher than the linked quarter and five basis points lower than the comparable quarter of 2010.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

An $0.8 million loan loss provision for legacy loans and a $0.2 million provision for acquired impaired loans was recorded in the third quarter.  The combined provision was $0.4 million below the equivalent prior year period. The third quarter 2011 loan loss provision for legacy loans was $0.3 million below the level of net charge-offs for the quarter, reflective of lower net charge-offs and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $42.5 million as of September 30, 2011 declined slightly from the level one year ago, while the legacy loan portfolio declined 0.8% during the same time period.  Continued weak economic conditions and periodic increases in nonperforming and delinquency levels over the last twelve months contributed to these changes and resulted in the allowance for loan loss to total legacy loans ratio of 1.38% at September 30, 2011, two basis points lower than  year-end  and consistent with the 1.38% at September 30, 2010.  As of September 30, 3011, fair value-based loan marks related to the $444 million of remaining balances acquired from Wilber approximated $23 million or 5.1% of the portfolio, consistent with June 30, 2011 levels.

Deposits

As shown in Table 11, average deposits of $4.79 billion in the third quarter were up $839.8 million compared to the third quarter of 2010 and $843.8 million versus the fourth quarter of last year.  Excluding the impact of the Wilber acquisition, average quarterly deposits increased $76.7 million or 1.9% from the third quarter of 2010.  The mix of average deposits changed throughout 2010 and this continued in the first nine months of 2011.  The weightings of non-time deposits (interest checking, noninterest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.90% in the third quarter of 2010 to 0.70% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average third quarter non-public fund deposits increased $730.3 million or 20% versus the fourth quarter of 2010 and $720.2 million or 20% compared to the year earlier period.  Excluding the impact of the Wilber acquisition, average non-public fund deposits increased $56.8 million or 1.6% from the third quarter of 2010.   Average public fund deposits in the second quarter increased $113.5 million, or 33%, from the fourth quarter 2010 and $119.6 million, or 36%, from the third quarter of 2010 in large part due to the Wilber acquisition.  Excluding the impact of the Wilber acquisition, average public fund deposits increased $19.8 million or 5.9% from the third quarter of 2010.  Public fund deposits as a percentage of total deposits increased slightly from 8.5% in the third quarter 2010 to 9.5% in the current quarter.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2011	2010	2010
Noninterest checking deposits	$867,373	$743,698	$736,203
Interest checking deposits	903,481	720,034	717,900
Regular savings deposits	655,511	543,507	539,290
Money market deposits	1,188,379	1,002,463	961,450
Time deposits	1,179,086	940,323	999,191
Total deposits	$4,793,830	$3,950,025	$3,954,034

Nonpublic deposits	$4,337,264	$3,606,972	$3,617,112
Public fund deposits	456,566	343,053	336,922
Total deposits	$4,793,830	$3,950,025	$3,954,034

Borrowings

At the end of the third quarter external borrowings of $830.4 million were consistent with borrowings at December 31, 2010, and declined $1.1 million versus the end of the third quarter of 2010.  The cost of funds on total borrowings in the third quarter of 4.27% was one basis point below that of the year-earlier period.  This decline was mostly attributable to the maturing of $25 million of higher fixed-rate term borrowings.

Shareholders’ Equity

Total shareholders’ equity of $755.6 million at the end of the third quarter rose $148.4 million from the balance at December 31, 2010.  This increase consisted of $82.6 million from shares issued in conjunction with the acquisition of Wilber, net income of $54.2 million, $2.3 million from shares issued under the employee stock plan, $3.0 million from employee stock options earned and an $32.8 million increase in other comprehensive income, partially offset by dividends declared of $26.4 million.  The change in other comprehensive income/(loss) was comprised of a $42.2  million increase in the after-tax market value adjustment on the available for sale investment portfolio, a negative $10.9 million adjustment to the funded status of the Company’s retirement plans, and a $1.5 million increase in the after-tax market value adjustment on the interest rate swap.  Effective September 30, 2011 the Wilber National Bank Retirement Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial loss of approximately $17 million.  Over the past 12 months, total shareholders’ equity increased by $139.8 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 8.17% at the end of the third quarter, down six basis points from year-end 2010 and was 18 basis points higher than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2010 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 16.5% while average assets excluding intangibles and the market value adjustment on investments increased at a faster pace of 17.5%.  A significant portion of these changes were attributable to the impact of the Wilber acquisition.  The Tier I leverage ratio increased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased at a 20% rate, while average assets excluding intangibles and the market value adjustment increased at a slower 18% rate. The net tangible equity-to-assets ratio (a non-GAAP measure) of 6.79% increased 65 basis points from December 31, 2010 and increased 58 basis points versus September 30, 2010.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment and the building of capital through higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2011 was 48.8%, consistent with the first nine months of 2010.  Net income increased 14.2%, while dividends declared increased 14.0%.  The Company’s quarterly dividend was raised from $0.22 to $0.24 per share in May 2010 and from $0.24 to $0.26 in July 2011 and the number of common shares outstanding increased 11.1% over the last twelve months, primarily due to the shares issues in conjunction with the acquisition of Wilber.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  CBNA maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company is capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management role.  CBNA has appointed the Asset Liability Committee to manage liquidity risk using policy guidelines and limits on indicators of a potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits tested.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  These risk indicators also monitor such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits ratio, deposits to total funding ratios and borrowings to total funding.

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

CBNA’s primary sources of liquidity are its liquid assets and unencumbered securities to be used to obtain additional funding.  At September 30, 2011, CBNA had $426 million of cash and cash equivalents of which $310 million are interest earning deposits held at the Federal Reserve.  CBNA also had $420 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.1 billion of unencumbered securities that could be pledged at the Federal Home Loan Bank or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2011, this ratio was 19.6% and 19.5% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the internal policy that requires a minimum of 7.5%.

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

CBNA manages liquidity risk by preparing a sources and uses statement over the next year.  The report will show management if there is a potential for a liquidity short fall within the next year.   In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events and low impact to low probability events and high impact.  The results of the stress tests as of September 30, 2011 indicate CBNA has sufficient sources of funds for the next year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company has a minimal amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2011 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
In the +200 basis points scenario the prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period.   In the 0 basis points scenario the prime rate and federal funds rates are unchanged.  The rising rate scenarios shifts the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.  The 0 basis point scenario decreases the treasury curve to the historical low level seen in the 3rd quarter of 2011.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2011
+200 basis points	$1,729,000
0 basis points	($1,029,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is largely due to slower investment cash flows and assets repricing upward partially offset by increased liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 0 basis points scenario, the decrease in NII is largely due to faster investment of cash flows and the decrease of reinvestment rates.  CBNA shows interest rate sensitivity to a flatter yield, as seen in mid-September 2011.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall again, and thus, the 0 basis point model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in reporting that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text .(1)

* Filed herewith.

**Furnished herewith.

(1)Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are not deemed to be filed or part of the registration statement for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: November 9, 2011	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: November 9, 2011	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer