Form 10-K
period 2011-12-31
COMMUNITY BANK SYSTEM INC
filed 2012-02-29
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ .

The aggregate market value of the common stock, $1.00 par value, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2011 (the registrant’s most recently completed second fiscal quarter): $858,986,069.

The number of shares of the common stock, $1.00 par value, outstanding as of the close of business on January 31, 2012: 39,196,328 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2012 (the "Proxy Statement")
is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The Bank operates 168 customer facilities throughout 35 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”), CBNA Insurance Agency, Inc. (“CBNA Insurance”) and Western Catskill Realty, LLC (“WCR”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily acts as an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Brilie and WCR are inactive companies.  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.

The Company maintains websites at communitybankna.com and firstlibertybank.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The information posted on the website is not incorporated into or a part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov.

On January 19, 2012, the Bank, the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”). Under the Agreements, the Bank will acquire 19 branches in Central, Northern, and Western New York consisting of three branches purchased directly from First Niagara and 16 branches which are currently owned by HSBC Bank USA, National Association (“HSBC”). First Niagara is assigning its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise.  Upon its completion, the branch acquisitions will strengthen and extend the Company’s Upstate New York presence.  Under the terms of the Agreements, Community Bank will acquire approximately $218 million in loans and $955 million in deposits at a blended deposit premium of 3.22%.  The branch acquisitions are expected to close during the third quarter of 2012 subject to regulatory review and approval and customary closing conditions.  The Company expects to incur certain one-time, transaction-related costs in 2012.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the net proceeds from this offering to support the HSBC and First Niagara branch acquisitions.

Acquisition History (2007-2011)

CAI Benefits, Inc.
On November 30, 2011, BPAS acquired, in an all-cash transaction, certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction is expected to add approximately $4 million of revenue to this business line in 2012.

The Wilber Corporation Acquisition
On April 8, 2011, the Company acquired The Wilber Corporation, parent company of Wilber National Bank, and its 22 branch-banking centers in the Central, Greater Capital District and Catskill regions of New York for $103 million of stock and cash.  The Company acquired approximately $462 million in loans, $297 million of investment securities and $772 million in deposits.

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

Alliance Benefit Group MidAtlantic
On July 7, 2008, BPAS acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all-cash transaction.  ABG was a provider of retirement plan consulting, daily valuation administration, actuarial, and ancillary support services.

TLNB Financial Corporation
On June 1, 2007, the Company acquired TLNB Financial Corporation, parent company of Tupper Lake National Bank (“TLNB”), in an all-cash transaction valued at approximately $17.8 million.  Based in Tupper Lake, New York, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.

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

The table below summarizes the Bank’s deposits and market share by the forty counties of New York and Pennsylvania in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2011	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share (1)	Facilities	ATM's	Cities	Market Position
Hamilton	NY	$35,739	52.50%	2	1	2	2
Lewis	NY	113,165	46.57%	4	4	3	3
Franklin	NY	244,835	46.07%	8	8	7	6
Allegany	NY	205,771	44.42%	9	10	8	8
Otsego	NY	427,769	40.69%	10	9	6	5
Yates	NY	89,144	30.32%	2	2	1	0
Cattaraugus	NY	313,215	29.24%	10	9	6	7
Wyoming	PA	121,304	24.23%	4	3	3	3
Seneca	NY	96,158	23.97%	4	3	4	2
St. Lawrence	NY	372,524	22.66%	14	8	11	10
Essex	NY	117,357	19.93%	6	5	5	5
Clinton	NY	240,334	16.52%	5	7	2	2
Chautauqua	NY	257,785	15.02%	12	12	10	7
Delaware	NY	161,538	13.68%	5	4	5	5
Schuyler	NY	19,625	12.36%	1	1	1	0
Jefferson	NY	201,103	11.56%	5	5	4	2
Livingston	NY	86,018	10.25%	3	4	3	3
Ontario	NY	151,205	8.73%	7	12	6	4
Schoharie	NY	32,763	8.48%	1	1	1	0
Steuben	NY	171,285	7.90%	8	7	7	4
Lackawanna	PA	404,132	7.76%	11	11	8	4
Tioga	NY	31,465	7.63%	2	2	2	1
Chenango	NY	42,282	7.19%	2	2	1	1
Chemung	NY	80,554	7.08%	2	2	1	0
Herkimer	NY	40,003	6.67%	1	1	1	1
Susquehanna	PA	37,363	5.51%	3	1	3	2
Wayne	NY	55,181	5.12%	2	4	2	1
Cayuga	NY	42,963	4.28%	2	2	2	1
Luzerne	PA	232,719	3.67%	6	7	6	3
Oswego	NY	49,051	3.59%	2	2	2	2
Washington	NY	19,238	3.05%	1	0	1	1
Bradford	PA	29,293	2.55%	2	2	2	1
Warren	NY	34,311	2.44%	1	1	1	1
Oneida	NY	53,878	1.17%	2	1	1	1
Broome	NY	39,611	0.83%	1	1	1	1
Ulster	NY	24,981	0.65%	1	1	1	1
Saratoga	NY	15,126	0.41%	1	1	1	0
Onondaga	NY	25,064	0.26%	2	3	2	0
Tompkins	NY	4,946	0.21%	1	0	1	0
Erie	NY	46,426	0.19%	3	3	3	1
		$4,767,224	5.09%	168	162	137	101

                                  (1) Deposit market share data as of June 30, 2011 the most recent information available. Source:  SNL Financial LLC

Employees

As of December 31, 2011, the Company employed 1,784 full-time employees, 144 part-time employees and 102 temporary employees.  None of the Company's employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

The Company is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Nottingham Advisors, Inc., Community Investment Services, Inc. and Hand Securities, Inc. are subject to the jurisdiction of the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, among others.

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

Insurance of Deposit Accounts
The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  On July 22, 2010, the FDIC amended its insurance regulations to insure deposit accounts up to a maximum of $250,000 (previously $100,000) for each separately insured depositor. Additionally, on November 9, 2010, the FDIC issued a final rule implementing Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) which provides certain noninterest-bearing transaction accounts with unlimited insurance coverage, regardless of the dollar amount, through December 31, 2012.

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

Effective April 1, 2011, the FDIC changed the basis for premium payments from a percentage of average deposits to a percentage of average consolidated Bank assets less average tangible capital, resulting in lower 2011 premiums for the Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).  This law results in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to larger financial institutions; however, the Dodd-Frank Act does contain numerous other provisions that will affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies are in the process of promulgating these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company's current activities or new financial activities the Company may consider in the future, the Company's financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

The Dodd-Frank Act includes provisions that, among other things:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor applicable to the size of the DIF.

•
Make permanent the $250,000 limit on deposits for federal deposit insurance, retroactive to January 1, 2008, and provide unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, and various state law counterparts.

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

Electronic Fund Transfer Act
Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The new rule does not govern overdraft fees on the payment of checks and regular electronic bill payments.  The adoption of this regulation lowered fee income in the fourth quarter of 2010 and all of 2011.

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

The Bank Secrecy Act
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism.  The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements.  The Company has established an anti-money laundering program and taken other appropriate measures in order to comply with BSA requirements.

Item 1A. Risk Factors

There are risks inherent in the Company’s business.  The material risks and uncertainties that management believes affect the Company are described below.  Adverse experience with these could have a material impact on the Company’s financial condition and results of operations.

Changes in interest rates affect our profitability, assets and liabilities.

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

Current levels of market volatility are unprecedented.

From December 2007 through June 2009, the U.S. economy was in recession.  Although 2010 and 2011 have experienced modest improvements, the capital, credit and financial markets have experienced significant volatility and disruption during the last five years.  These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, historically unfavorable consumer confidence and spending, and a slow recovery of manufacturing and service business activity.  Management does not expect these difficult market conditions to improve meaningfully over the short term, and a continuation of these conditions could exacerbate their adverse effects:
•	A decrease in the demand for loans and other products and services offered
•	A decrease in the value of loans held for sale or other assets secured by consumer or commercial real estate; and
•	An increase in the number of customers who may become delinquent or default on their loans

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry.  Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorizes it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company will be subject to examinations by the CFPB, which will focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.

Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the Durbin Amendment. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Compliance with new laws and regulations will likely result in additional costs and/or decreases in revenue, which could adversely impact the Company’s results of operations, financial condition or liquidity.

The Company may be subject to more stringent capital requirements.

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

Regional economic factors may have an adverse impact on the Company’s business.

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

The Company faces strong competition from other banks and financial institutions, which can negatively impact its business.

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

The allowance for loan loss may be insufficient.

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

FDIC deposit insurance premiums have increased and may increase further in the future.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  In November 2009, the FDIC adopted a rule requiring banks to prepay their quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In 2010, the FDIC increased the general assessment rate as compared to prior periods.  Effective April 1, 2011, the FDIC changed the basis for premium payments from a percentage of average deposits to a percentage of average consolidated Bank assets less average tangible capital, resulting in lower 2011 premiums for the Company.  However, if there are additional bank or financial institution failures, the Company may be required to pay higher FDIC premiums than the current levels.  These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depends in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investment, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Mortgage banking income may experience significant volatility.

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

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions.

The ability of the company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2011, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  The Company has announced that it has entered into a definitive agreement to acquire 19 branch-banking centers from First Niagara and HSBC.  The acquisition is expected to close during the third quarter of 2012.  This acquisition and any other future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

The Company may be required to record impairment charges related to goodwill, other intangible assets and the investment portfolio.

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

During 2010 rating agencies imposed a number of downgrades and credit watches on certain securities in the Company’s investment securities portfolio, which contributed to the decline in fair value of such securities.  During 2011 additional securities were downgraded, none of which resulted in an impairment charge to the Company.  These downgrades were primarily the result of Standard & Poor’s downgrade of the U.S. government from AAA to AA+.  However, any additional downgrades and credit watches may contribute to further declines in the fair value of these securities.  In addition, the measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement.  Market volatility makes measurement of the fair value even more difficult and subjective.  To the extent that any portion of the unrealized losses in the investment portfolio is determined to be other than temporary, and the loss is related to credit factors, the Company could be required to recognize a charge to earnings in the quarter during which such determination is made.

The Company’s financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the United States, the Company is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, mortgage repurchase liability and reserves related to litigations, among other items.  Certain of the Company’s financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare the Company’s financial statements.  Where quoted market prices are not available, the Company may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment.  Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment.  In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment.  If assumptions or estimates underlying the Company’s financial statements are incorrect, it may experience material losses.

The Company’s information systems may experience an interruption or security breach.

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations by requiring it to expend significant resources to correct the defect, as well as exposing the Company to civil litigation, regulatory fines or penalties or losses not covered by insurance.

The Company may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of the Company’s FHLBNY common stock was $37.3 million as of December 31, 2011.  There are 12 branches of the FHLB, including New York.  Several branches have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some FHLB branches have suspended dividends, cut dividend payments, and have not redeemed excess FHLB stock that members hold.  The FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances currently and in the future.  Although most of the severe problems in the FHLB system have been at the other FHLB branches, nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make any required payments.  Any such adverse effects on the FHLBNY could adversely affect the value of the Company’s investment in its common stock and negatively impact the Company’s results of operations.

The Company continually encounters technological change and may have to continue to invest in technological improvements.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.  During the third quarter of 2010, the Company converted its core loan, deposit and financial reporting information technology platform from an outsourced, third-party provided system to an in-house, integrated solution.  Although the Company expects to benefit from the enhanced functionality and process efficiencies of the new system, the conversion has created certain processing difficulties and continues to include the risk of integrating newly acquired banks and branches into the existing platform.

Trading activity in the Company’s common stock could result in material price fluctuations.

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

The Company’s ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may have a materially adverse affect on the Company’s performance.

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense.  The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees.  If the Company is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse affect.

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 194 properties located in the counties identified in the table on page 5, of which 122 are owned and 72 are under lease arrangements.  In total, the Company operates 168 full-service branches, 14 are other customer service facilities for our financial service subsidiaries and 12 are utilized for back office operations.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2011 had a net book value of $60.3 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2011, rental fees of $4.2 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	51

Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	47
Executive Vice President and Chief Financial Officer of the Company.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	55
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	55
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a member with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 36,986,409 shares of common stock outstanding on December 31, 2011, held by approximately 3,716 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2011
4th	$28.26	$21.86	$0.26
3rd	$25.84	$21.67	$0.26
2nd	$25.12	$22.78	$0.24
1st	$28.45	$23.02	$0.24

2010
4th	$28.95	$22.12	$0.24
3rd	$25.93	$21.52	$0.24
2nd	$26.49	$21.33	$0.24
1st	$24.25	$17.81	$0.22

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.26 per share for the first quarter of 2012.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the net proceeds from this offering to support the HSBC and First Niagara branch acquisitions.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2006 and reinvestment of dividends.

CBU Long-term Total Return Performance Vs. Indices

150.00
125.00
100.00
75.00
50.00
25.00
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Community Bank System, Inc.
S&P 600 Commercial Banks Index
NASDAQ Bank Index
S&P 500 Index
KBW Regional Banking Index

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Community Bank System, Inc.	100.00	89.98	114.53	95.45	142.79	148.81
S&P 500 Index	100.00	105.49	66.47	84.06	96.74	98.76
NASDAQ Bank Index	100.00	80.10	62.86	52.62	60.08	53.76
S&P 600 Commercial Banks Index	100.00	74.44	59.59	41.26	48.80	49.04
KBW Regional Banking Index	100.00	78.05	63.56	49.53	59.63	56.55

The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of	Weighted-average	Remaining Available
	Securities to be	Exercise Price	For Future Issuance
	Issued upon	of Outstanding	Under Equity
	Exercise of	Options, Warrants	Compensation Plans
	Outstanding Options,	Weighted-average	(excluding securities
Plan Category	Warrants and Rights (1)	and Rights	reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	600,420	$20.11	0
2004 Long-term Incentive Plan	2,616,436	$19.52	1,741,682
Total	3,216,856	$19.63	1,741,682

                            (1) The number of securities includes unvested restricted stock issued of 269,641.

On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2011 or 2010.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2011.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2011	2010	2009	2008	2007
Income Statement Data:
Loan interest income	$192,981	$178,703	$185,119	$186,833	$186,784
Investment interest income	77,988	69,578	63,663	64,026	69,453
Interest expense	61,556	66,597	83,282	102,352	120,263
Net interest income	209,413	181,684	165,500	148,507	135,974
Provision for loan losses	4,736	7,205	9,790	6,730	2,004
Noninterest income	89,283	88,792	83,528	73,244	63,260
Gain (loss) on investment securities & early retirement of long-term borrowings	(61)	0	7	230	(9,974)
Acquisition expenses & contract termination charges	4,831	1,365	1,621	1,399	382
Other noninterest expenses	185,541	175,521	184,557	157,163	141,692
Income before income taxes	103,527	86,385	53,067	56,689	45,182
Net income	73,142	63,320	41,445	45,940	42,891
Diluted earnings per share (1)	2.01	1.89	1.26	1.49	1.42

Balance Sheet Data:
Cash equivalents	$203,082	$114,996	$257,812	$112,181	$4,533
Investment securities	2,151,370	1,742,324	1,487,127	1,395,011	1,391,872
Loans, net of unearned discount	3,471,025	3,026,363	3,099,485	3,136,140	2,821,055
Allowance for loan losses	(42,213)	(42,510)	(41,910)	(39,575)	(36,427)
Intangible assets	360,564	311,714	317,671	328,624	256,216
Total assets	6,488,275	5,444,506	5,402,813	5,174,552	4,697,502
Deposits	4,795,245	3,934,045	3,924,486	3,700,812	3,228,464
Borrowings	830,329	830,484	856,778	862,533	929,328
Shareholders’ equity	774,583	607,258	565,697	544,651	478,784

Capital and Related Ratios:
Cash dividends declared per share	$1.00	$0.94	$0.88	$0.86	$0.82
Book value per share	20.94	18.23	17.25	16.69	16.16
Tangible book value per share (2)	11.85	9.49	8.09	6.62	7.51
Market capitalization (in millions)	1,028	925	633	796	589
Tier 1 leverage ratio	8.38%	8.23%	7.39%	7.22%	7.77%
Total risk-based capital to risk-adjusted assets	15.51%	14.74%	13.03%	12.53%	14.05%
Tangible equity to tangible assets (2)	7.12%	6.14%	5.20%	4.74%	5.01%
Dividend payout ratio	49.3%	49.2%	69.5%	57.3%	57.1%
Period end common shares outstanding	36,986	33,319	32,800	32,633	29,635
Diluted weighted-average shares outstanding	36,454	33,553	32,992	30,826	30,232

Selected Performance Ratios:
Return on average assets	1.18%	1.16%	0.78%	0.97%	0.93%
Return on average equity	10.36%	10.66%	7.46%	9.23%	9.20%
Net interest margin	4.07%	4.04%	3.80%	3.82%	3.64%
Noninterest income/operating income (FTE)	28.4%	31.1%	31.6%	31.0%	26.1%
Efficiency ratio (3)	57.6%	59.4%	65.5%	62.7%	63.3%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.22%	1.40%	1.35%	1.26%	1.29%
Nonperforming loans/total loans	0.85%	0.61%	0.61%	0.40%	0.32%
Allowance for loan losses/nonperforming loans	144%	230%	222%	312%	410%
Net charge-offs/average loans	0.15%	0.21%	0.24%	0.20%	0.10%
Loan loss provision/net charge-offs	94%	109%	131%	117%	76%

(1) Earnings per share amounts have been restated to reflect the effects of ASC 260-10-65.

(2) The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill. The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.
However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating
Company performance.

(3) Efficiency ratio provides a ratio of operating expenses to operating income. It excludes intangible amortization, gain (loss) on investment securities & debt extinguishments, goodwill impairment, acquisition expenses and contract termination charges from noninterest income and gains and losses on investment securities &
      early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating
Company performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 19 and the Company’s Consolidated Financial Statements and related notes that appear on pages 49 through 88.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2011, “last year” and equivalent terms refer to calendar year 2010, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 46.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include:

•
Acquired loans – Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.  Subsequent to the acquisition of acquired impaired loans, GAAP requires the continued estimation of expected cash flows to be received.  This estimation requires numerous assumptions, interpretations and judgments using internal and third-party credit quality information.  Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

•
Retirement benefits - The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and the expected return on plan assets.

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

•
Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators, all of which are susceptible to change based on changes in economic and market conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 54.

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

On April 8, 2011 the Company acquired Wilber, the parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $297 million of investment securities and $772 million of deposits.

On November 30, 2011, the Company, through its BPAS subsidiary, acquired certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.  The transaction is expected to add approximately $4 million of revenue to this business line in 2012.

The Company reported net income for the year ended December 31, 2011 of $73.1 million or 16% above 2010’s reported net income of $63.3 million.  Earnings per share of $2.01 for the full year 2011 were $0.12 or 6.3% above the prior year level.  The increase was due to higher revenue from both increased net interest income, as a result of earning asset growth, a higher net interest margin, and non-interest income.  Also contributing to higher net income was a lower provision for loan losses.  These were partially offset by higher operating expenses and a higher effective income tax rate due to a higher proportional level of fully taxable income.  The 2011 results included $4.8 million or $0.09 per share of acquisition expenses related to the Company’s merger with Wilber in early April 2011, as compared to $1.4 million or $0.03 per share of acquisition expenses in 2010.

Asset quality remained favorable in 2011, with lower loan net charge-offs and a lower provision for loan losses.   Year-end non-performing loan ratios and loan delinquency ratios increased, but remained much better than peer company averages.  The Company experienced year-over-year growth in interest-earning assets, reflective of the Wilber acquisition which added approximately $462 million of loans and $297 million of investments in the second quarter of 2011.  Average deposits increased in 2011 as compared to 2010, reflective of the Wilber acquisition and organic growth in core deposits, offset by a reduction in time deposit balances.  Average external borrowings were down slightly from 2010.

On January 19, 2012, the Bank, entered into the HSBC Branch Agreement and the First Niagara Branch Agreement with First Niagara. Under the Agreements, the Bank will acquire 19 branches in Central, Northern, and Western New York consisting of three branches purchased directly from First Niagara and 16 branches which are currently owned by HSBC. First Niagara is assigning its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise.  The branch acquisitions will strengthen and extend the Company’s Upstate New York presence.  Under the terms of the Agreements, the Bank will acquire approximately $218 million in loans and $955 million in deposits at a blended deposit premium of 3.22%.  The branch acquisitions are expected to close during the third quarter of 2012 subject to regulatory review and approval and customary closing conditions.  The Company expects to incur certain one-time, transaction-related costs in 2012.

The Company completed public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9.  The Company intends to use the net proceeds from this offering to support the HSBC and First Niagara branch acquisitions.

Net Income and Profitability

Net income for 2011 was $73.1 million, an increase of $9.8 million, or 16%, from 2010’s earnings of $63.3 million.  Earnings per share for 2011 were $2.01, up 6.3% from 2010’s earnings per share of $1.89.  The 2011 results included $4.8 million, or $0.09 per share, of acquisition expenses related principally to the Company’s acquisition of Wilber, which was completed in the second quarter of 2011.  The 2010 results included $1.4 million, or $0.03 per share of acquisition expenses, principally related to the Wilber acquisition.

Net income for 2010 was $63.3 million, up $21.9 million, or 53% from 2009’s earnings of $41.4 million.  Earnings per share for 2010 were $1.89, up 50% from 2009’s earnings per share.  The 2010 results included $1.4 million, or $0.03 per share of acquisition expenses principally related to the Wilber acquisition.  The 2009 results included a $3.1 million or $0.07 per share non-cash charge for impairment of goodwill associated with the Company’s wealth management business as well as a $1.4 million or $0.03 per share special charge related to the planned early termination of its core banking system services contract in 2010.  Additionally, during 2009, FDIC insurance costs increased $6.9 million or $0.16 per share as compared to 2008 and included a $2.5 million one-time special assessment charge.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2011	2010	2009	2008	2007
Net interest income	$209,413	$181,684	$165,500	$148,507	$135,974
Loan loss provision	4,736	7,205	9,790	6,730	2,004
Noninterest income	89,222	88,792	83,535	73,474	53,286
Operating expenses	190,372	176,886	186,178	158,562	142,074
Income before taxes	103,527	86,385	53,067	56,689	45,182
Income taxes	30,385	23,065	11,622	10,749	2,291
Net income	$73,142	$63,320	$41,445	$45,940	$42,891

Diluted earnings per share	$2.01	$1.89	$1.26	$1.49	$1.42

The primary factors explaining 2011 earnings performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•
As shown in Table 1 above, net interest income increased $27.7 million, or 15.3%, due to a $656.4 million increase in average earning assets combined with a three-basis point increase in the net interest margin.  Average loans grew $280.3 million due to the acquisition of Wilber and strong growth in the consumer mortgage portfolio aided by long-term interest rates remaining low and growth in the indirect consumer installment portfolio. The average book value of investments increased $333.5 million or 19% in 2011 due to the investments acquired from Wilber and organic deposit growth.  Short-term cash equivalents increased $101.4 million as compared to 2010.   Average interest-bearing deposits increased $516.7 million or 16% due to the Wilber acquisition and organic growth.  Average borrowings decreased slightly from the prior year.

•
The loan loss provision of $4.7 million decreased $2.5 million, or 34%, from the prior year level.  Net charge-offs of $5.0 million declined by $1.6 million from 2010, decreasing the net charge-off ratio (net charge-offs / total average loans) to 0.15% for the year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, increased in the fourth quarter primarily due to two commercial lending relationships, but remain well below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 36 through 40.

•
Noninterest income for 2011 of $89.2 million increased by $0.4 million, or 0.5%, from 2010’s level due to growth in financial services revenue, partially offset by lower fees from banking services.  Fees from banking services were $2.4 million or 4.8%, lower primarily due to decreased activity in the secondary mortgage banking business and lower deposit service fees due to lower utilization of overdraft protection programs, partially offset by higher debit card related revenues.  Financial services revenue was up $2.8 million, or 7.2%, with solid growth in almost all lines of business.

•
Total operating expenses increased $13.5 million, or 7.6%, in 2011 to $190.4 million, primarily due to the additional operating costs associated with the Wilber acquisition, partially offset by lower FDIC insurance costs and lower amortization of intangibles.

•	The Company's combined effective federal and state income tax rate increased 2.7 percentage points in 2011 to 29.4%, reflective of a higher proportion of income from fully taxable sources.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2011	2010	2009
Return on average assets	1.18%	1.16%	0.78%
Return on average equity	10.36%	10.66%	7.46%
Dividend payout ratio	49.3%	49.2%	69.5%
Average equity to average assets	11.42%	10.89%	10.44%

As displayed in Table 2 above, the returns on average assets increased in 2011 as compared to both 2010 and 2009 and the return on equity was down slightly from 2010 and up significantly from 2009.  The increase in comparison to both years was a result of net income growing at a faster pace than average assets due to increasing net interest margins, non-interest income growth, lower provision for loan losses and operating expense containment.  The return on equity declined in 2011 despite strong earnings growth because of the equity issued in conjunction with the Wilber acquisition, build up of capital through earnings retention and a substantial increase in the equity components of the investment market value adjustment due mostly to a decrease in medium to long-term interest rates.

The dividend payout ratio for 2011 increased slightly from 2010 as dividends declared increased 15.7% primarily as a result of a 6.4% increase in the dividends declared per share as well as the additional 3.4 million shares issued in conjunction with the Wilber acquisition in the second quarter of 2011, while net income increased a slightly smaller 15.5% from 2010.  The dividend payout ratio for 2010 was below 2009 primarily due to the significant increase in net income partially offset by a smaller increase in the dividend declared.  In 2010 net income increased 53% while dividends declared increased 8.2% as a result of a 6.8% increase in the dividend per share and a 1.6% increase in the number of shares outstanding.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $225.1 million in 2011, up $28.2 million, or 14%, from the prior year.  A $656.4 million increase in average interest-earning assets and a three-basis point increase in the net interest margin more than offset a $510.5 million increase in average interest-bearing liabilities.  As reflected in Table 4, the volume changes increased net interest income by approximately $26.7 million, while the higher net interest margin had a $1.5 million favorable impact.

The net interest margin increased three basis points from 4.04% in 2010 to 4.07% in 2011.  This increase was primarily attributable to a 29-basis point decrease in interest-bearing liability yields having a greater impact than a 22-basis point decrease in the earning-asset yields.  The yield on loans decreased five basis points in 2011, due to new volume coming on at lower yields in the current low-rate environment than the loans maturing or being prepaid and variable and adjustable rate loans repricing downward.  The yield on investments, including cash equivalents, decreased from 4.70% in 2010 to 4.27% in 2011, with the yield decline being muted by the effective deployment of cash into higher yielding securities.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and 2011 in response to market conditions.

The net interest margin in 2010 was 4.04%, compared to 3.80% in 2009.  This 24-basis point increase was primarily attributable to a 43-basis point decrease in interest-bearing liability yields having a greater impact than a 13-basis point decrease in earning-asset yields. The decreased cost of funds was reflective of deposit rate reductions throughout 2009 and 2010.  Additionally, the proportion of customer deposits in higher cost time deposits declined 7.1 percentage points during 2010, while the percentage of deposits in non-interest bearing and lower cost checking and money market accounts increased throughout 2009 and 2010.  The yield on loans decreased 15 basis points in 2010, mostly as a result of the low interest rate environment.  The yield on investments, including cash equivalents, decreased from 4.73% in 2009 to 4.70% in 2010, with the yield decline being muted by the effective deployment of cash into higher yielding securities during 2010.

As shown in Table 3, total interest income increased by $23.2 million, or 8.8%, in 2011 from 2010. Table 4 indicates that higher average earning assets contributed a positive $34.4 million variance, offset by lower yields with a negative impact of $11.2 million.  Average loans increased a total of $280.3 million in 2011, primarily as result of the Wilber acquisition and organic growth in the consumer mortgage and consumer indirect portfolios.  Loan interest income and fees increased $14.7 million in 2011 as compared to 2010, attributable to the higher average loan balances, partially offset by a five-basis point decrease in loan yields.  Investment interest income, including cash equivalents, on an FTE basis of $92.7 million in 2011 was $8.4 million or 10.0% higher than the prior year as a result of a larger portfolio, partially offset by a 43-basis point decrease in the investment yield.  Average investments, including cash equivalents, for 2011 were $376.1 million higher than 2010, reflective of the acquired Wilber portfolio and deployment of excess funding supplied by organic deposit growth.

Total interest income decreased by $1.0 million, or 0.4% in 2010 from 2009’s level.  Table 4 indicates that higher average earning assets contributed a positive $5.3 million variance offset by lower yields with a negative impact of $6.3 million.  Average loans declined a total of $29.8 million in 2010, adversely impacted by economic and demand conditions.  Loan interest income and fees declined $6.4 million in 2010 as compared to 2009, attributable to a 15-basis point decrease in loan yields and the lower average loan balances.  Investment interest income, including cash equivalents, on an FTE basis in 2010 of $84.3 million was $5.4 million or 6.8% higher than the prior year as a result of a larger portfolio, partially offset by a three-basis point decrease in the investment yield.  Average investments for 2010 were $287.7 million higher than 2009, while overnight invested cash equivalents declined $161.0 million from 2009 reflective of the deployment during the first quarter of 2010 of a portion of the Company’s excess liquidity into intermediate-term U.S. Treasury securities.

The earning-asset yield declined 22 basis points to 5.19% in 2011 from 5.41% in 2010 because of the previously mentioned decrease in loan and investment yields.  The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward and lower rates on new loan volume and investment purchases due to the decline in interest rates to levels below those prevalent in prior years, as well as the Company’s increased holding of lower-yielding cash instruments, as it maintained a liquid position in anticipation of improved investment opportunities in future periods.  The earning-asset yield declined 13 basis points from 2009 to 5.51% in 2010 because of the previously mentioned decreases in loan and investment yields, partially offset by the higher interest rates earned on the redeployment of cash equivalents into U.S. Treasury Securities.

Total average funding (deposits and borrowings) in 2011 increased $607.4 million or 12.7%.  Deposits increased $613.6 million, $559.7 million attributable to the Wilber acquisition and a $53.9 million increase in organic deposits.  Consistent with the Company’s funding mix objective, organic average core deposit balances increased $207.1 million, while time deposits declined $153.2 million on an organic basis year-over-year.  Average external borrowings decreased $6.2 million in 2011 as compared to the prior year.  In 2010 total average funding increased $85.6 million or 1.8%.  Deposits increased $105.5 million due to organic growth.  Consistent with the Company’s funding mix objective, average core deposit balances increased $400.1 million, while time deposits were managed downward $294.6 million over the year.  Average external borrowings decreased $19.8 million in 2010 as compared to the prior year.

The cost of funding, including the impact of non-interest checking deposits, decreased 25 basis points during 2011 to 1.14% as compared to 1.39% for 2010.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and 2011 in response to market conditions.  Additionally, the Company focused on expanding core account relationships while time deposit balances were allowed to decline.  The cost of funding decreased 38 basis points during 2010 to 1.39% as compared to 1.77% for 2009.  Interest rates on deposit accounts were lowered throughout 2010, with decreases in all product offerings.  Additionally, the proportion of customer deposits in higher cost time deposits in 2010 declined 7.1 percentage points in comparison to the prior year, while the percentage of deposits in non-interest bearing and lower cost checking accounts increased.

Total interest expense decreased by $5.0 million to $61.6 million in 2011.  As shown in Table 4, lower interest rates on deposits and external borrowings resulted in $12.8 million of this decrease, while  higher deposit balances, partially offset by the lower external borrowings balance, accounted for an increase of $7.7 million in interest expense.  Interest expense as a percentage of earning assets decreased by 26 basis points to 1.11%.  The rate on interest-bearing deposits decreased 25 basis points to 0.70%, due largely to reductions of time deposit and money market rates throughout 2011 and the previously discussed balance decline of higher rate time deposits.  The rate on external borrowings decreased four basis points to 4.25% in 2011.  Total interest expense decreased by $16.7 million to $66.6 million in 2010 as compared to 2009.  Lower interest rates on interest-bearing liabilities accounted for $17.6 million of this decrease, while the higher interest-bearing liability balances accounted for an increase of $0.9 million in interest expense.  In 2010, the rate on interest-bearing deposits decreased 50 basis points to 0.95% and the rate on external borrowings decreased eight basis points to 4.29%.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2011, 2010 and 2009.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2011 and 38.5% in 2010 and 2009.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet
	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$202,885	$503	0.25%	$101,507	$255	0.25%	$262,479	$682	0.26%
Taxable investment securities (1)	1,398,437	56,982	4.07%	1,154,780	48,388	4.19%	848,963	40,481	4.77%
Nontaxable investment securities (1)	568,295	35,207	6.20%	537,216	35,624	6.63%	555,353	37,704	6.79%
Loans (net of unearned discount)(2)	3,355,286	193,951	5.78%	3,075,030	179,215	5.83%	3,104,808	185,587	5.98%
Total interest-earning assets	5,524,903	286,643	5.19%	4,868,533	263,482	5.41%	4,771,603	264,454	5.54%
Noninterest-earning assets	659,267			590,464			546,595
Total assets	$6,184,170			$5,458,997			$5,318,198

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,640,239	10,103	0.38%	$2,193,512	11,399	0.52%	$1,835,138	11,448	0.62%
Time deposits	1,101,013	16,053	1.46%	1,030,995	19,160	1.86%	1,325,598	34,328	2.59%
Borrowings	833,075	35,400	4.25%	839,314	36,038	4.29%	859,155	37,506	4.37%
Total interest-bearing liabilities	4,574,327	61,556	1.35%	4,063,821	66,597	1.64%	4,019,891	83,282	2.07%
Noninterest-bearing liabilities:
Noninterest checking deposits	825,277			728,408			686,692
Other liabilities	78,221			72,520			56,147
Shareholders' equity	706,345			594,248			555,468
Total liabilities and shareholders' equity	$6,184,170			$5,458,997			$5,318,198

Net interest earnings		$225,087			$196,885			$181,172

Net interest spread			3.84%			3.77%			3.47%
Net interest margin on interest-earning assets			4.07%			4.04%			3.80%

Fully tax-equivalent adjustment		$15,674			$15,201			$15,672

(1) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2) Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$252	($4)	$248	($406)	($21)	($427)
Taxable investment securities	9,961	(1,367)	8,594	13,259	(5,352)	7,907
Nontaxable investment securities	1,998	(2,415)	(417)	(1,214)	(866)	(2,080)
Loans (net of unearned discount)	16,211	(1,475)	14,736	(1,768)	(4,604)	(6,372)
Total interest-earning assets (2)	34,399	(11,238)	23,161	5,312	(6,284)	(972)

Interest paid on:
Interest checking, savings and
money market deposits	2,054	(3,350)	(1,296)	2,035	(2,084)	(49)
Time deposits	1,234	(4,341)	(3,107)	(6,680)	(8,488)	(15,168)
Borrowings	(267)	(371)	(638)	(2,895)	1,427	(1,468)
Total interest-bearing liabilities (2)	7,749	(12,790)	(5,041)	901	(17,586)	(16,685)

Net interest earnings (2)	26,732	1,470	28,202	3,736	11,977	15,713

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals;
they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the personal trust units within CBNA), investment and insurance products and services (performed by CISI and CBNA Insurance), and asset management (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2011	2010	2009
Deposit service charges and fees	$25,658	$29,485	$29,819
Benefit trust, administration, consulting and actuarial fees	31,601	29,616	27,771
Wealth management services	10,697	9,833	8,631
Other fees	4,808	4,514	4,457
Electronic banking	14,784	11,646	8,904
Mortgage banking	1,735	3,698	3,946
Subtotal	89,283	88,792	83,528
(Loss) Gain on investment securities & debt extinguishments, net	(61)	0	7
Total noninterest income	$89,222	$88,792	$83,535

Noninterest income/operating income (FTE basis) (1)	28.4%	31.1%	31.6%

(1) For purposes of this ratio noninterest income excludes gains on investment securities and debt extinguishments. Operating income is defined as net interest income plus noninterest income, excluding gains on investment securities and debt extinguishments, plus a fully-tax equivalent basis adjustment.

As displayed in Table 5, noninterest income, excluding security gains and losses and debt extinguishments costs, of $89.3 million for 2011 increased by $0.5 million, largely as a result of increased debit card related income, growth in revenue from the Company’s financial services businesses and incremental revenue produced by the acquired Wilber trust operations, partially offset by lower banking fees due to reduced utilization of certain services by the Bank’s customers as well as lower mortgage banking income.  Total noninterest income, excluding security gains and losses and debt extinguishments costs, increased by 6.3% to $88.8 million in 2010 as compared to 2009 largely as a result of increased debit card related income and increased revenue from the Company’s financial services businesses.

Noninterest income as a percent of operating income (FTE basis) was 28.4% in 2011, down 2.7 percentage points from the prior year and down 3.2 percentage points from 2009.  The current year decrease was due to a 14.3% increase in net interest income, primarily the result of the Wilber acquisition, while noninterest income increased at a much smaller rate of 0.6% as discussed below.  The decrease from 2009 to 2010 was primarily driven by an 8.7% increase in net interest income being larger than the 6.3 % increase in noninterest income.  The reduction of the ratio in both years was influenced by expansion of the net interest margin.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which was $47.0 million in 2011, down $2.4 million or 4.8% from the prior year.  A large part of the decline was due to lower overdraft and deposit fees reflective of lower service utilization due to economic conditions and regulatory and policy changes.  Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions, unless the customer consents. The majority of the Company’s customers have consented to protecting their accounts from electronic transaction rejection.  Additionally, mortgage banking revenue declined $2.0 million.  Partially offsetting these declines was $3.1 million of income growth from electronic banking fees due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.

In 2011, mortgage banking revenue declined $2.0 million from the income generated in 2010, which had been down only slightly from the record level of 2009, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio in the latter half of 2011.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is a net impairment charge of $0.1 million in 2011 for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $43.1 million in 2011 as compared to $119.0 million and $177.8 million during 2010 and 2009, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2011 totaled $0.5 million.  The continuation of the level of mortgage noninterest income produced in 2011 will be dependent on market conditions and the trend in long-term interest rates.

Fees from general banking services were $49.3 million in 2010, up $2.2 million or 4.7% from 2009.  A large portion of the income growth was attributable to electronic banking fees (principally card-related), up $2.7 million or 31%, and overdraft fees, up $0.7 million, or 3.0%.  Mortgage banking revenue remained strong during 2010, but was down $0.2 million from the record secondary market income generated in 2009.

As disclosed in Table 5, noninterest income from financial services (including revenues from benefit trust, administration, consulting and actuarial fees and wealth management services) rose $2.8 million, or 7.2%, in 2011 to $42.3 million.  Financial services revenue now comprises 47% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  BPAS generated revenue growth of $2.0 million, or 6.7%, for the 2011 year, driven by a combination of new client generation, expanded service offerings, increased asset-based revenue and one month of revenue from its CAI acquisition.  BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in New Jersey, New York, Pennsylvania and Texas.  BPAS revenue of $29.6 million in 2010 was $1.8 million higher than 2009’s results, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.

On November 30, 2011, BPAS acquired, in an all-cash transactions, certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business including daily valuation plan and collective investment fund administration.  The transaction is expected to add an incremental $4 million of revenue to this business line in 2012.

Wealth management services revenue increased $0.9 million or 8.9% in 2011.  Personal trust revenues increased $1.6 million, principally due to incremental revenue produced by the acquired Wilber trust operations.  Nottingham revenue increased $0.2 million and CBNA Insurance revenue increased $0.3 million.  These increases were partially offset by $1.2 million decrease in revenue at CISI due to lower production levels for broker advisory services.  The improved revenue generation of the wealth management services was reflective of the Wilber acquisition, favorable market valuation comparisons and generally improving demand characteristics.  Wealth management services revenue in 2010 increased $1.2 million or 13.9% as compared to 2009.  CISI revenue increased $0.9 million from 2009, Nottingham revenue increased $0.2 million and personal trust revenues increased $0.1 million, while revenue generated at CBNA Insurance remained consistent with the prior year.

Assets under management and administration increased $1.0 billion during 2011 from $6.7 billion at year-end 2010.  Market-driven gains in equity-based assets were augmented by the addition of new client assets.  BPA, in particular, was successful at growing its asset base, as demonstrated by the approximately $0.5 billion increase in its assets under administration during 2011.  Additionally, the acquired Wilber trust operation added $0.4 billion of assets under management in the second quarter of 2011.  Assets under management and administration at the Company’s financial services businesses increased $1.1 billion during 2010 to $6.7 billion, compared to $5.6 billion at the end of 2009.

Noninterest Expenses

As shown in Table 6, operating expenses increased $13.5 million, or 7.6%, in 2011 to $190.4 million, primarily due to the acquisition of Wilber in April 2011, partially offset by lower FDIC premiums and lower amortization of intangibles.  Operating expenses in 2010 were $9.3 million or 5.0% lower than 2009 primarily due to several expense reduction initiatives, lower FDIC premiums, lower amortization of intangibles and no goodwill impairment charge in 2010 as compared to 2009.  Operating expenses for 2011 as a percent of average assets were 2.93%, down 18 basis points from 3.11% in 2010.  The improvement in this ratio was due to effective cost controls on operating expenses combined with an increase in average assets from the Wilber acquisition.  This ratio was down 15 basis points in 2010 as compared to 2009 as a result of decreased operating expenses combined with higher average assets.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and contract termination charges, goodwill impairment and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher operating efficiency.  The efficiency ratio for 2011 was 1.8 percentage points lower than the 59.4% ratio for 2010 due to a 6.8% decrease in operating expenses, as defined above, combined with a 14.3% increase in net interest income and a 0.6% increase in noninterest income.  In 2010 the efficiency ratio declined 6.1 percentage points due to a 2.2% decrease in operating expenses, as defined above, combined with an 8.7% increase in net interest income and a 6.3% increase in noninterest income (excluding net securities gains and debt extinguishments costs).  The significant increase in FDIC premiums with no corresponding income generation was the primary reason for the elevated efficiency ratio for 2009.  In addition, the efficiency ratios for both periods were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business and income statement structure have comparatively higher efficiency ratios.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2011	2010	2009
Salaries and employee benefits	$102,278	$91,399	$92,690
Occupancy and equipment	24,502	22,933	23,185
Data processing and communications	20,525	20,720	20,684
Amortization of intangible assets	4,381	5,957	8,170
Legal and professional fees	5,889	5,532	5,302
Office supplies and postage	5,246	5,469	5,243
Business development and marketing	5,931	5,237	6,086
FDIC insurance premiums	3,920	5,838	8,610
Goodwill impairment	0	0	3,079
Acquisition expenses and contract termination charges	4,831	1,365	1,621
Other	12,869	12,436	11,508
Total noninterest expenses	$190,372	$176,886	$186,178

Operating expenses(1) /average assets	2.93%	3.11%	3.26%
Efficiency ratio	57.6%	59.4%	65.5%
(1)Operating expenses are total noninterest expenses excluding acquisition expenses, contract termination charges, goodwill impairment and amortization of intangible assets

Salaries and employee benefits increased $10.9 million or 11.9% in 2011, primarily due to the addition of approximately 200 employees as a result of the Wilber acquisition, as well as the impact of annual merit increases.  Total salaries and employee benefits decreased in 2010, however, salaries expense increased $2.8 million or 3.8%, primarily due to increased levels of incentive compensation.  This increase was offset by a $4.1 million or 22% decrease in employee benefit costs primarily due to modifications made to the Company’s defined benefit pension plan and its post-retirement medical programs, partially offset by a higher contribution to the Company’s 401(k) Employee Stock Ownership Plan (“401(k) Plan”).    Total full-time equivalent staff at the end of 2011 was 1,831, compared to 1,624 at December 31, 2010 and 1,595 at the end of 2009.

Medical expenses increased $0.9 million or 12.4% in 2011 due primarily to the additional employees added from the Wilber acquisition.  Medical expenses decreased $0.2 million in 2010, or 2.8%, primarily due to favorable experience in the Company’s self-insured medical plans.  This year’s qualified and nonqualified retirement plan expense was consistent with 2010.  Qualified pension plan expense decreased approximately $0.3 million due primarily to higher returns on plan assets partially offset by a lower discount rate.  The 401(k) Plan expense increased approximately $0.2 million due to additional participants as a result of the Wilber acquisition.  Qualified and nonqualified pension expense decreased $4.2 million in 2010.  The defined benefit pension plan was modified in the fourth quarter of 2009 to a new plan design, which combines service credits in the Company’s Cash Balance Plan with additional contributions to be made to the 401(k) Plan.  In the fourth quarter of 2009, the Company terminated its post-retirement medical program for certain current and all future employees.  Additionally, effective January 1, 2010, the Company increased its discretionary matching contribution to the 401(k) Plan for employee participants who contribute 6% of eligible compensation from a maximum of 3.5% to 4.5%.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses and contract termination charges decreased $0.9 million or 1.0% in 2011.  Excluding expenses related to the retail branches acquired from Wilber, non-personnel noninterest expenses as defined above declined $6.2 million or 7.3%.  As displayed in Table 6, this was largely caused by lower FDIC insurance premiums (down $1.9 million in total and down $2.3 million excluding acquired Wilber branches), amortization of intangible assets (down $1.6 million in total and down $2.2 million excluding acquired Wilber branches), data processing and communications (down $0.2 million in total and down $1.1 million excluding acquired Wilber branches), occupancy & equipment (up $1.6 million in total and down $0.1 million excluding acquired Wilber branches), partially offset by higher business development and marketing costs (up $0.7 million in total and up $0.4 million excluding the acquired Wilber branches), higher legal and professional fees (up $0.4 million in total and up $0.2 million excluding the acquired Wilber branches).  Amortization of intangibles decreased in 2011, a result of accelerated amortization methodologies employed and the core deposit intangible from a 2001 acquisition became fully amortized in 2010.  The lower data processing and communications costs are a result of the conversion of the Company’s core banking system in the second half of 2010.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  Over the last two years, the Company has consolidated certain of its branch offices.  This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive, strategic decision making.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits.  On December 22, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points for the first quarter of 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, payable on September 30, 2009.  The Company’s special assessment amounted to $2.5 million in June 2009.  No additional special assessments were levied during 2010 and 2011.  Effective in April 1, 2011, the FDIC changed the calculation of the assessment to be based upon a percentage of average consolidated Bank assets less average tangible capital as opposed to a percentage of average deposits which has been used in the past.  The result for Company was a savings of approximately $2 million a year in deposit insurance assessments.

Total non-personnel operating expenses, excluding acquisition expenses, contract termination charges, and goodwill impairment, decreased $4.6 million or 5.2% in 2010.  As displayed in Table 6, this was largely caused by lower FDIC insurance premiums (down $2.8 million), amortization of intangible assets (down $2.2 million), business development and marketing (down $0.8 million), foreclosed property expenses (down $0.7 million), occupancy and equipment expense (down $0.3 million), partially offset by higher legal and professional (up $0.3 million), office supplies and postage (up $0.2 million), and miscellaneous other costs (up $1.5 million).  Amortization of intangibles decreased $2.2 million in 2010, a result of no new acquisitions, accelerated amortization methodologies employed and the core deposit intangible from a 2001 acquisition became fully amortized.

Acquisition expenses and contract termination charges totaled $4.8 million in 2011, primarily associated with the Wilber acquisition which closed in April 2011, up $3.5 million from the costs incurred for acquisition and contract termination charges in the prior year.  Acquisition expenses and contract termination charges totaled $1.4 million in 2010, a decrease of $0.3 million from 2009, and were comprised of $0.9 million of acquisition expenses related to the Wilber acquisition and $0.5 million of contract termination fees related to the core banking system conversion in the third quarter of 2010. Acquisition expenses and contract termination charges totaled $1.6 million in 2009 and were comprised of a $1.4 million charge related to the planned early termination of its core banking system services contract in 2010 as well as $0.2 million of acquisition expenses related to the Citizens transaction in late 2008.  In 2009, the Company recorded a $3.1 million non-cash goodwill impairment charge in its wealth management businesses, a result of equity market valuation declines, changes in customer asset mixes and pricing compression related to the competitive environment.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 71.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2011 increased 2.7 percentage points to 29.4%, principally a result of a higher proportion of income being generated from fully taxable sources.  The effective tax rate for 2010 increased 4.8 percentage points from 2009’s level to 26.7%, reflecting the higher level of income from fully taxable sources.  The effective tax rate for 2009 was 21.9%, reflecting a higher proportional mix of non-taxable revenue sources and the impact of a $3.1 million goodwill impairment charge.

Capital

Shareholders’ equity ended 2011 at $774.6 million, up $167.3 million, or 28%, from one year earlier.  This increase reflects $82.6 million from common stock, net income of $73.1 million, a $38.5 million increase in other comprehensive income, $5.6 million from the issuance of shares through employee stock plans, and $3.5 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $36.0 million.  The change in other comprehensive income was comprised of a $47.1 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio), a $10.6 million charge based on the funded status of the Company’s employee retirement plans and a $2.0 million increase in the fair value of interest rate swaps designated as a cash flow hedge.  Excluding accumulated other comprehensive income in both 2011 and 2010, capital rose by $128.8 million, or 21%.  Shares outstanding increased by 3.7 million during the year comprised of 3.35 million shares added through common stock issued from treasury shares in the Wilber acquisition in the second quarter and 314,000 added through employee stock plans.

Shareholders’ equity ended 2010 at $607.3 million, up $41.6 million, or 7.3%, from one year earlier.  This increase reflects net income of $63.3 million, $6.4 million from the issuance of shares through employee stock plans, and $3.5 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $31.2 million and a $0.6 million decrease in other comprehensive income.  The change in other comprehensive income was comprised of a $1.7 million decrease in the MVA and a $1.1 million increase in the fair value of interest rate swaps designated as a cash flow hedge.  Excluding accumulated other comprehensive income in both 2010 and 2009, capital rose by $42.1 million, or 7.3%.  Shares outstanding increased by 519,000 during the year as a result of issuances made through employee stock plans.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 15 basis points to end the year at 8.38%. This was the result of a 19.8% increase in Tier 1 capital primarily from net income generation and the stock offered in the Wilber acquisition, being greater than the 17.6% year-over-year increase in fourth quarter average net assets (excludes investment market value adjustment, intangible assets net of related deferred tax liabilities and disallowed mortgage service rights) due mostly to the Wilber acquisition.  The tangible equity to tangible assets ratio was 7.12% at the end of 2011 versus 6.14% one year earlier.  The increase was due to common shareholders’ equity growing at a greater pace than tangible assets.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2011 of $36.0 million represented an increase of 15.7% over the prior year.  This growth was a result of the 3.4 million shares issued in conjunction with the Wilber acquisition in the second quarter of 2011, as well as dividends per share of $1.00 for 2011 increasing from $0.94 in 2010, a result of quarterly dividends per share being raised from $0.24 to $0.26 (+8.3%) in the third quarter of 2011 and from $0.22 to $0.24 in the third quarter of 2010.  The dividend payout ratio for this year was 49.3% compared to 49.2% in 2010, and 69.5% in 2009.  The payout ratio remained stable in 2011 because dividends paid increased 15.7% while net income increased 15.5%.  The payout ratio declined significantly in 2010 because dividends paid increased 8.1% while net income increased 53%.  In 2009, the dividends paid increased 9.6% in part due to the public issuance of 2.5 million common shares in October 2008 to support the Citizens acquisition while net income declined 9.8%.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the net proceeds from this offering to support the HSBC and First Niagara branch acquisitions.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management role.  The Bank has appointed the Asset Liability Committee to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $728 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2011, the Bank had $325 million of cash and cash equivalents of which $203 million are interest earning deposits held at the Federal Reserve.  The Bank also had $424 million in unused FHLB borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $1.2 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2011, this ratio was 20.5% for both time periods, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2011, there is ample liquidity available throughout 2012 to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with high impact on the liquidity position.  The results of the stress tests as of December 31, 2011 indicate the Bank has sufficient sources of funds for 2012 in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s Asset Liability Management Committee.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2011 are summarized as follows:

Table 7: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2010	Additions	Amortization	Impairment	December 31, 2011
Banking Segment
Goodwill	$287,412	$47,142	$0	$0	$334,554
Core deposit intangibles	10,897	4,015	3,393	0	11,519
Total	298,309	51,157	3,393	0	346,073
Other Segment
Goodwill	10,280	216	0	0	10,496
Other intangibles	3,125	1,858	988	0	3,995
Total	13,405	2,074	988	0	14,491
Total Banking and Other Segment	$311,714	$53,231	$4,381	$0	$360,564

Intangible assets at the end of 2011 totaled $360.6 million, an increase of $48.9 million from the prior year-end due to $53.3 million of additional intangible assets arising from the acquisitions of Wilber and CAI, offset by $4.4 million of amortization during the year.  Intangible assets consist of goodwill, the value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2011 totaled $345 million, comprised of $335 million related to banking acquisitions and $10 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2011 and 2010 and no adjustments were necessary on the subsidiary bank or financial services businesses.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services businesses acquisitions.

Core deposit intangibles represent the value of non-time deposits acquired in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles arose due to the acquisitions of the trust department of Wilber, CAI, ABG, HB&T, Harbridge and the insurance agency of Tupper Lake National Bank.  These assets were determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from seven to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2011	2010	2009	2008	2007
Consumer mortgage	$1,214,621	$1,057,332	$1,044,589	$1,078,545	$992,351
Business lending	1,226,439	1,023,286	1,066,730	1,042,999	969,727
Consumer installment - indirect	556,955	494,529	528,791	530,196	436,412
Consumer installment - direct	149,170	146,575	139,757	149,089	147,307
Home equity	323,840	304,641	319,618	335,311	275,258
Gross loans	3,471,025	3,026,363	3,099,485	3,136,140	2,821,055
Allowance for loan losses	(42,213)	(42,510)	(41,910)	(39,575)	(36,427)
Loans, net of allowance for loan losses	$3,428,812	$2,983,853	$3,057,575	$3,096,565	$2,784,628
Daily average of total loans	$3,355,286	$3,075,030	$3,104,808	$2,934,790	$2,743,804

As disclosed in Table 8 above, gross loans outstanding of $3.5 billion as of year-end 2011 increased $444.7 million or 15% compared to December 31, 2010, primarily as a result of the Wilber acquisition in April 2011.  Excluding loans acquired from Wilber, loans increased $49.1 million or 1.6%.  The low interest rate environment and business development efforts contributed to strong organic consumer mortgage and consumer installment indirect lending activity during 2011.  Excluding loans acquired from Wilber, the business lending and consumer installment direct portfolios declined as compared to year-end 2010.  The home equity portfolio, excluding loans acquired from Wilber also decreased due primarily to pay downs associated with the high level of mortgage refinancing being conducted in the low interest rate environment, as well as the continued deleveraging activities being undertaken by consumers in the current economic environment.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2007 and 2011 was 5.3% comprised of approximately 0.9% organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the business lending and consumer mortgage segments, which grew at a 6.0% and 5.2% CAGR (including the impact of acquisitions), respectively, over that time frame.  The business lending growth was driven by acquisitions over the time period, while the consumer mortgage growth was driven by robust mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches.  The consumer installment segment grew at a compounded annual growth rate of 4.9% from 2007 to 2011.  Consumer installment loans consist of personal loans originated both in the branch network and in automobile, marine and recreational vehicle dealerships.  The home equity lending segment grew at a compounded annual growth rate of 2.6% from 2007 to 2011, including acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 65% of loans outstanding at the end of 2011 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2011: commercial real estate (31%), restaurant & lodging (10%), healthcare (9%), general services (9%), agriculture (6%), retail trade (6%), manufacturing (7%), construction (5%), motor vehicle and parts dealers (4%), and wholesale trade (4%).  A variety of other industries with less than a 2% share of the total portfolio comprise the remaining 9%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (98%) and adjustable rate (2%) residential lending and includes no exposure to subprime, Alt-A, or other higher-risk mortgage products.  Consumer mortgages increased $157.3 million or 15% in 2011.  Excluding mortgage loans acquired from Wilber, mortgage lending increased $78.4 million or 7.4%.  During the year ended December 31, 2011, the Company originated and sold an additional $43.1 million of longer-term, fixed-rate residential mortgages, principally to Fannie Mae.  Consumer mortgage volume has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders have restricted their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage generation.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property, is characterized as the Company’s business lending activity.  The business lending portfolio increased $203.2 million or 20% in 2011.  Excluding loans acquired from Wilber, net business lending balances declined $53.4 million from one year ago.  Customer demand in this segment has remained soft primarily due to general economic conditions.  In addition, in 2011 the Company experienced higher levels of unscheduled payoffs in this portfolio, as well as generally lower line utilization characteristics.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2011:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$305,091	$456,846	$460,212	$1,222,149
Real estate – construction	23,569	0	0	23,569
Total	$328,660	$456,846	$460,212	$1,245,718

Fixed or predetermined interest rates	$108,762	$278,909	$234,844	$622,515
Floating or adjustable interest rates	219,898	177,937	225,368	623,203
Total	$328,660	$456,846	$460,212	$1,245,718

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $65.0 million or 10.1% from one year ago.  Excluding the impact of consumer installment loans acquired from Wilber, the consumer installment indirect lending portfolio had organic growth of $41.4 million or 8.4%, while the consumer installment direct lending portfolio declined $6.1 million or 4.1%, after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  The volume of new and used vehicles sales to upper tier credit profile customers in the Company’s primary markets has improved in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  A by-product of the still historically low new vehicle sales rates has been an improvement in used car valuations, where the majority of the Company’s installment lending is concentrated.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth that is consistent with its longer-term historical experience.

Home equity loans increased $19.2 million or 6.3% from one year ago.  Excluding the home equity loans acquired from Wilber, the home equity portfolio decreased $11.2 million or 3.7% from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred throughout 2011 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging activity that is occurring in response to the continued longer-term weakened economic conditions.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2011	2010	2009	2008	2007
Nonaccrual loans
Consumer mortgage	$6,520	$4,737	$4,077	$3,500	$2,860
Business lending	18,535	9,715	11,207	6,730	3,358
Consumer installment – indirect	2	0	54	28	28
Consumer installment – direct	0	0	368	436	457
Home equity	1,205	926	558	428	437
Total nonaccrual loans	26,262	15,378	16,264	11,122	7,140
Accruing loans 90+ days delinquent
Consumer mortgage	2,171	2,308	891	392	185
Business lending	398	247	662	71	329
Consumer installment – indirect	32	131	29	34	29
Consumer installment – direct	95	96	33	45	79
Home equity	393	309	135	11	0
Total accruing loans 90+ days delinquent	3,089	3,091	1,750	553	622
Restructured loans
Business lending	0	0	896	1,004	1,126
Nonperforming loans
Consumer mortgage	8,691	7,045	4,968	3,892	3,045
Business lending	18,933	9,962	12,765	7,805	4,813
Consumer installment – indirect	34	131	83	62	57
Consumer installment – direct	95	96	401	481	536
Home equity	1,598	1,235	693	439	437
Total nonperforming loans	29,351	18,469	18,910	12,679	8,888

Other real estate (OREO)	2,682	2,011	1,429	1,059	1,007
Total nonperforming assets	$32,033	$20,480	$20,339	$13,738	$9,895

Allowance for loan losses / total loans	1.22%	1.40%	1.35%	1.26%	1.29%
Allowance for legacy loan losses / total legacy loans (1)	1.36%	1.40%	1.35%	1.26%	1.29%
Allowance for loan losses / nonperforming loans	144%	230%	222%	312%	410%
Allowance for legacy loans / nonperforming legacy loans (1)	197%	230%	222%	312%	410%
Nonperforming loans / total loans	0.85%	0.61%	0.61%	0.40%	0.32%
Legacy nonperforming loans / legacy total loans	0.69%	0.61%	0.61%	0.40%	0.32%
Nonperforming assets / total loans and other real estate	0.92%	0.68%	0.66%	0.44%	0.35%
Delinquent loans (30 days old to nonaccruing) to total loans	1.99%	1.91%	1.48%	1.43%	1.10%
Loan loss provision to net charge-offs	94%	109%	131%	117%	76%
Legacy loan loss provision to net charge-offs (1)	86%	109%	131%	117%	76%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company places a loan on nonaccrual status when the loan becomes ninety days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2011 at $29.4 million, up approximately $10.9 million from one year earlier.  The ratio of nonperforming loans to total loans increased 24 basis points from the prior year.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans was 0.67%, an increase of six basis points from the prior year.  The increase is primarily attributable to two large commercial relationships, one of which was acquired from Wilber, moving to non-accrual status during the fourth quarter of 2011. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.92% at year-end 2011, up 24 basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite weak economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At year-end 2011, the Company was managing 28 OREO properties with a value of $2.7 million, as compared to 22 OREO properties with a value of $2.0 million a year earlier.  Only one property has a carrying value in excess of $275,000.  Despite the increase in OREO balances, the current level still reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Approximately 65% of the nonperforming loans at December 31, 2011 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The increase in nonperforming loans in the business lending portfolio is primarily related to two large relationships, one of which was acquired in the Wilber acquisition and became impaired subsequent to acquisition.  With the economic downturn, certain businesses’ financial performance and position have deteriorated, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 30% of nonperforming loans at December 31, 2011 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area did not experience the significant declines in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike and have resulted in higher nonperforming levels.  The remaining five percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 144% at the end of 2011 compared to 230% at year-end 2010 and 222% at December 31, 2009, reflective of the higher level of nonperforming loans.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 204% at the end of 2011, compared to 230% at year-end 2010 and 222% at December 31, 2009.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.99% of total loans outstanding, versus 1.91% at the end of 2010.  As of year-end 2011, total delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 2.21%, 1.67%, 2.12% and 1.34%, respectively.  These measures were 1.56%, 2.03%, 2.24% and 1.71%, respectively, as of December 31, 2010.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2011 was 1.63%, as compared to an average of 1.61% in 2010 and 1.45% in 2009, reflective of the underlying economic conditions and the typical delayed impact they have on loan performance characteristics.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2011	2010	2009	2008	2007

Allowance for loan losses at beginning of period	$42,510	$41,910	$39,575	$36,427	$36,313
Charge-offs:
Consumer mortgage	748	583	498	235	387
Business lending	2,964	3,950	3,324	2,516	1,088
Consumer installment – indirect	4,464	4,279	5,374	4,517	3,465
Consumer installment – direct	1,273	1,719	1,928	1,779	1,390
Home equity	265	181	36	29	110
Total charge-offs	9,714	10,712	11,160	9,076	6,440
Recoveries:
Consumer mortgage	30	71	28	184	86
Business lending	692	730	374	478	844
Consumer installment – indirect	3,200	2,569	2,517	2,038	2,075
Consumer installment – direct	674	730	732	630	773
Home equity	85	7	54	7	25
Total recoveries	4,681	4,107	3,705	3,337	3,803

Net charge-offs	5,033	6,605	7,455	5,739	2,637
Provision for loan losses	4,350	7,205	9,790	6,730	2,004
Provision for acquired impaired loans	386	0	0	0	0
Acquired allowance for loan losses (1)	0	0	0	2,157	747

Allowance for loan losses at end of period	$42,213	$42,510	$41,910	$39,575	$36,427

Net charge-offs to average loans outstanding:
Business lending	0.19%	0.31%	0.28%	0.20%	0.03%
Consumer mortgage	0.06%	0.05%	0.04%	0.00%	0.03%
Consumer installment – indirect	0.24%	0.34%	0.54%	0.53%	0.33%
Consumer installment – direct	0.39%	0.68%	0.82%	0.74%	0.42%
Home equity	0.06%	0.06%	-0.01%	0.01%	0.03%
Total loans	0.15%	0.21%	0.24%	0.20%	0.10%

(1) This addition is attributable to loans acquired from Citizens in 2008 and TLNB in 2007.

As displayed in Table 11 above, total net charge-offs in 2011 were $5.0 million, down $1.6 million from the prior year due to lower charge-offs in the business lending and consumer installment portfolios, partially offset by higher levels of charge-offs in the consumer mortgage and home equity portfolios.  Net charge-offs in 2010 were $0.9 million lower than 2009’s level, due to lower levels of net charge-offs in the consumer installment portfolios, partially offset by somewhat higher levels of charge-offs in the other lending portfolios.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2011 was down six basis points from 2010 and was nine basis points lower than 2009.  Gross charge-offs as a percentage of average loans was 0.29% in 2011 as compared to 0.35% in 2010 and 0.36% in 2009.  Continued strong recovery efforts were evidenced by recoveries of $4.7 million in 2011, representing 46% of average gross charge-offs for the latest two years, compared to 38% in 2010 and 37% in 2009.

Business loan net charge-offs decreased in 2011, totaling $2.3 million or 0.19% of average business loans outstanding versus $3.2 million or 0.31% in 2010, reflective of the Company’s disciplined risk management and underwriting standards.  Consumer installment loan net charge-offs decreased to $1.9 million this year from $2.7 million in 2010, with a net charge-off ratio of 0.27% in 2011 and 0.41% in 2010.  Higher used automobile valuations benefited consumer installment recovery efforts, which increased to 66% of current year gross charge-offs, compared to 55% in 2010.  Consumer mortgage net charge-offs increased in 2011, and the net charge-off ratio increased one basis point to 0.06%.  Home equity net charges offs were consistent at $0.2 million in 2011 and 2010.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: business lending, consumer direct, consumer indirect, consumer mortgage and home equity. The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio-specific basis, as well as enhanced its use of both Company-specific and macro-economic qualitative factors.  These enhancements did not result in a significant change to the determined reserve levels.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loans loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses.  During the year ended December 31, 2011, the Company established an allowance for loan losses for acquired impaired loans of $0.4 million for estimated additional losses on certain acquired impaired loans.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.  The Company did not record a provision for loan losses on acquired non-impaired loans in the year ended December 31, 2011.

The allowance for loan losses decreased to $42.2 million at year-end 2011 from $42.5 million at the end of 2010.  The $0.3 million decrease was primarily due to relatively stable asset quality metrics and only modest growth in legacy loan balances.  The ratio of the allowance for loan losses to total loans decreased 18 basis points to 1.22% for year-end 2011 as compared to 1.40% for 2010 and 1.35% for 2009.  The ratio of allowance for loan losses to total legacy loans decreased four basis points to 1.36% for 2011 as compared to 2010, but was one basis point higher than the ratio at December 31, 2009.  Management believes the year-end 2011 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $4.3 million in 2011 decreased by $2.9 million as a result of management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.14% in 2011 as compared to 0.23% in 2010 and 0.32% in 2009.  The loan loss provision was 94% of net charge-offs this year versus 109% in 2010 and 131% in 2009, reflective of the assessed risk in the portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2011		2010		2009		2008		2007
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$4,651	35.0%	$2,451	34.9%	$1,127	33.7%	$3,298	34.4%	$3,843	35.2%
Business lending	20,575	34.8%	22,326	33.8%	23,577	34.4%	18,750	33.3%	17,284	34.4%
Consumer installment - indirect	8,960	16.1%	9,922	16.4%	10,004	17.1%	8,031	16.9%	5,284	15.5%
Consumer installment - direct	3,290	4.3%	3,977	4.8%	3,660	4.5%	2,625	4.7%	2,162	5.2%
Home equity	1,130	9.3%	689	10.1%	374	10.3%	1,570	10.7%	814	9.7%
Acquired impaired loans	386	0.5%	0		0		0		0
Unallocated	3,221		3,145		3,168		5,301		7,040
Total	$42,213	100.0%	$42,510	100.0%	$41,910	100.0%	$39,575	100.0%	$36,427	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by its nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $3.2 million in 2009 to $3.1 million in 2010 and increased slightly to $3.2 million in 2011.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$825,277	0.00%	$728,408	0.00%	$686,692	0.00%
Interest checking deposits	855,693	0.16%	710,464	0.21%	642,572	0.28%
Regular savings deposits	628,394	0.23%	532,475	0.26%	481,655	0.26%
Money market deposits	1,156,152	0.63%	950,573	0.90%	710,911	1.18%
Time deposits	1,101,013	1.46%	1,030,995	1.86%	1,325,598	2.59%
Total deposits	$4,566,529	0.57%	$3,952,915	0.77%	$3,847,428	1.19%

As displayed in Table 13 above, total average deposits for 2011 equaled $4.57 billion, up $613.6 million or 16% from the prior year.  Excluding the impact of the Wilber acquisition, average deposits increased $53.9 million or 1.4% as compared to 2010.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for  time deposits, average non-acquired, non-time (“core”) deposit balances grew $207.1 million or 7.1% as compared to 2010 while time deposits balances were managed downward by $153.2 million or 15%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment.  Average deposits in 2010 were up $105.5 million or 2.7% from 2009, comprised of a $400.1 million or 16% increase in core deposits, offset by a $294.6 million or 22% decrease in time deposits.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2011 with an average balance of $4.1 billion, an increase of $524.9 million or 15% over the comparable 2010 period.  Excluding the impact of the Wilber acquisition, average non-public deposits increased $40.6 million or 1.1% during 2011.  Non-public, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $88.7 million or 25% during 2011.  Excluding the impact of the Wilber acquisition, average public deposits increased $13.3 million or 3.7% during 2011.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change significantly from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers has provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of this product, management considers municipal time deposit funding to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (interest checking, noninterest checking, savings and money market accounts) has increased, while time deposits’ weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and allowing higher-cost time deposits balances to fall.  The average balance for time deposit accounts decreased from 30.9% of the total deposits in 2009 to 22.9% of total deposits in the first quarter of 2011.  The Wilber acquisition in the second quarter of 2011 was comprised of a higher percent of time deposits, which drove the percent of time deposits in the total portfolio at June 30, 2011 up to 25.0%.  Time deposits have been allowed to run off during the subsequent quarters and comprise 23.7% of total deposits in the fourth quarter of 2011.  Similarly, average core deposit balances have increased from 69.1% in 2009 to 77.1% in the first quarter of 2011 and for the quarter ended December 31, 2011 made up 76.3% of total deposits.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 0.70% in 2011, as compared to 0.95% in 2010 and 1.45% in 2009.  The total cost of deposit funding including demand deposits also declined significantly in 2011 to 0.57% versus 0.77% in 2010, benefiting from the 13.3% increase in non-interest bearing checking accounts.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2011	2010
Less than three months	$61,860	$37,128
Three months to six months	62,358	41,585
Six months to one year	69,005	42,895
Over one year	95,163	66,015
Total	$288,386	$187,623

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the FHLB of New York and Federal Reserve Bank of New York, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had approximately $102 million in floating-rate subordinated debt outstanding at the end of 2011 that is held by unconsolidated subsidiary trusts.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.  The interest rate swap matured in the fourth quarter of 2011.

As shown in Table 15, year-end 2011 external borrowings totaled $830.3 million, a decrease of $0.2 million from 2010, primarily the result of maturing FHLBNY borrowings.  External borrowings averaged $833.1 million or 15.4% of total funding sources for all of 2011 as compared to $839.3 million or 17.5% of total funding sources for 2010.  The decrease in this ratio was primarily attributable to the deposits acquired in the Wilber transaction and organic deposit growth throughout the year.

As displayed in Table 3 on page 26, the overall mix of funding has shifted over the past two years.  The percentage of funding derived from deposits increased to 84.6% in 2011 from 82.5% in 2010 and 81.7% in 2009.  Average FHLB borrowings decreased slightly during 2011, while average deposits increased due to both acquired and organic growth.  During 2010 average FHLB borrowings decreased slightly while average deposits increased through organic growth.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2011	2010	2009
Federal funds purchased	$0	$0	$0
Federal Home Loan Bank advances	728,235	728,428	754,739
Commercial loans sold with recourse	0	26	30
Capital lease obligation	46	6	10
Subordinated debt held by unconsolidated subsidiary trusts	102,048	102,024	101,999
Balance at end of period	$830,329	$830,484	$856,778

Daily average during the year	$833,075	$839,314	$859,155
Maximum month-end balance	849,815	856,692	862,466
Weighted-average rate during the year	4.25%	4.29%	4.37%
Weighted-average year-end rate	3.84%	3.81%	3.88%

The following table shows the contractual maturities of various obligations as of December 31, 2011:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
Federal Home Loan Bank advances	$201	$34	$360,000	$368,000	$728,235
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,048	102,048
Capital lease obligation	19	25	2	0	46
Interest on borrowings	31,868	63,717	51,805	58,765	206,155
Purchase commitments	450	0	0	0	450
Operating leases	4,650	7,210	3,892	5,740	21,492
Unrecognized tax benefits	133	0	0	0	133
Total	$37,321	$70,986	$415,729	$534,553	$1,058,559

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2011	2010
Commitments to extend credit	$572,393	$445,625
Standby letters of credit	25,279	21,456
Total	$597,672	$467,081

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

The book value of the Company’s investment portfolio increased $333.5 million to $2.066 billion at year-end 2011.  In April 2011, investments increased $297 million from the Wilber acquisition, primarily in government agency mortgage-backed securities, government agency collateralized mortgage obligations (“CMOs”) and U.S. Treasury and Agency securities.  Average investment balances including cash equivalents (book value basis) for 2011 increased $376.1 million or 21% versus the prior year driven by the Wilber acquisition and deposit growth.  Investment interest income (FTE basis) in 2011 was $8.4 million or 10.0% higher than the prior year as a result of the higher average balances in the portfolio, partially offset by a 43-basis point decrease in the average investment yield from 4.70% to 4.27%.  During 2011 market interest rates continued to be low, and as a result, cash flows from maturing investments were reinvested at lower interest rates.

Throughout 2009, cash equivalents remained above historical levels, as the Company maintained the liquidity provided in the Citizens acquisition and organic deposit growth in anticipation of improved investment opportunities in future periods.  A portion of the liquidity generated was deployed during 2009 through the purchase of $463.7 million of securities, principally GNMA mortgage-backed, obligations of state and political subdivisions and U.S. Treasury Notes.  During 2010, interest rates continued to be low, and as a result, cash flows from maturing investments were reinvested at slightly lower interest rates.  Partially offsetting this was the redeployment of cash equivalents into $315 million of U.S. Treasury securities at higher yields.

Other than the pooled trust preferred securities discussed below, the investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are AA rated or higher.  The portfolio does not include any private label mortgage backed securities (MBSs) or private label collateralized mortgage obligations.   The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and Agency securities, and government Agency mortgage-backed securities, with a decrease in the proportion of obligations of state and political subdivisions.

Seventy-two percent of the investment portfolio was classified as available-for-sale at year-end 2011, versus 62% at the end of 2010 due to the acquisition of Wilber and the cash flows from maturing investments, both held to maturity and available for sale, being reinvested in available for sale securities.  The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2011 was $85.5 million, up $75.6 million from one year earlier.  This increase is indicative of the interest rate movements and changing spreads during the respective time periods and the changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $64.3 million of net unrealized gains as of December 31, 2011.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$448,260	$505,060	$478,100	$499,642	$153,761	$155,408
Obligations of state and political subdivisions	69,623	74,711	67,864	66,450	69,939	71,325
Government agency mortgage-backed securities	35,576	38,028	56,891	59,644	112,162	114,125
Other securities	36	36	53	53	74	74
Total held-to-maturity portfolio	553,495	617,835	602,908	625,789	335,936	340,932

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	543,527	573,012	518,216	522,218	462,161	475,410
U.S. Treasury and agency securities	463,922	520,548	281,826	304,057	302,430	321,740
Government agency mortgage-backed securities	310,541	331,379	170,673	179,716	201,361	206,407
Pooled trust preferred securities	68,115	43,846	69,508	41,993	71,002	44,014
Government agency collateralized mortgage obligations	45,481	46,943	9,904	10,395	10,917	11,484
Corporate debt securities	21,495	22,855	25,523	27,157	35,561	37,117
Marketable equity securities	380	390	380	427	379	375
Available-for-sale portfolio	1,453,461	1,538,973	1,076,030	1,085,963	1,083,811	1,096,547
Net unrealized gain on available-for-sale portfolio	85,512	-	9,933	-	12,736	-
Total available-for-sale portfolio	1,538,973	1,538,973	1,085,963	1,085,963	1,096,547	1,096,547
Other Securities:
Federal Home Loan Bank common stock	38,343	38,343	37,301	37,301	38,410	38,410
Federal Reserve Bank common stock	15,451	15,451	12,378	12,378	12,378	12,378
Other equity securities	5,108	5,108	3,774	3,774	3,856	3,856
Total other securities	58,902	58,902	53,453	53,453	54,644	54,644

Total	$2,151,370	$2,215,710	$1,742,324	$1,765,205	$1,487,127	$1,492,123

Included in the available-for-sale portfolio, as detailed in Table 18, are pooled trust preferred, class A-1 securities with a current par value of $69.6 million and unrealized losses of $24.3 million at December 31, 2011.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 35% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.  The market for these securities at December 31, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed at December 31, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at December 31, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities nor is it more likely than not that the Company will be required to sell the securities.  These securities represent less than 1% of the Company’s average earning assets for the year ending December 31, 2011 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 19: Pooled Trust Preferred Securities as of December 31, 2011

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 12/31/11	$21,807	$22,900	$23,408
Fair value at 12/31/11	13,572	15,281	14,993
Unrealized loss at 12/31/11	$8,235	$7,619	$8,415
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	28.3%	28.1%	24.9%
Excess subordination	31.0%	31.3%	34.2%

The following table sets forth as of December 31, 2011, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 20: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$150,258	$282,370	$15,632	$448,260
Obligations of state and political subdivisions	11,069	2,295	3,111	53,148	69,623
Government agency mortgage-backed securities (2)	0	0	0	35,576	35,576
Other securities	5	31	0	0	36
Held-to-maturity portfolio	$11,074	$152,584	$285,481	$104,356	$553,495
Weighted-average yield (1)	2.62%	3.26%	3.39%	4.27%	3.50%

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$24,337	$117,874	$162,011	$239,305	$543,527
U.S. Treasury and agency securities	0	78,727	251,147	134,048	463,922
Government agency mortgage-backed securities (2)	4	87	7,059	303,391	310,541
Pooled trust preferred securities	0	0	0	68,115	68,115
Government agency collateralized mortgage obligations (2)	0	5,780	4,931	34,770	45,481
Corporate debt securities	6,501	14,994	0	0	21,495
Available-for-sale portfolio	$30,842	$217,462	$425,148	$779,629	$1,453,081
Weighted-average yield (1)	3.98%	3.50%	3.59%	3.94%	3.77%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 59 for additional accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page 36.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 44, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 65% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 32% of the total portfolio, of which, 97% carry a minimum rating of A.  The remaining 3% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Management Committee (“ALCO”), which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.

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

It is the Company’s objective to manage its exposure to interest rate risk, but it should be understood that due to the nature of its business it will always be subject to rate risk and that rate risk immunization is not possible.  Also, it is recognized that as exposure to interest rate risk is reduced, so too may net interest margin be reduced.

Income Simulation
Income simulation is tested on a wide variety of balance sheet and treasury yield curve scenarios.  The simulation projects changes in net interest income, which are caused by the effect of changes in interest rates.  The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments.  Loan and deposit growth rate assumptions are derived from management's outlook, as are the assumptions used for new loan yields and deposit rates.  Loan prepayment speeds are projected based on a combination of current industry averages and internal historical prepayments.  Balance sheet and yield curve assumptions are analyzed and reviewed by the ALCO regularly.

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2011 asset and liability levels as a starting point.

The prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  In the 0 basis point model, the prime and federal funds rate remains at current levels while longer-term rates are lowered to the historical low levels seen in the third quarter of 2011.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.  Cash flows are based on contractual maturity, optionality, amortization schedules and applicable prepayment assumptions derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

	Calculated Increase (Decrease) in Projected Net Income at December 31,
Changes in Interest Rates	2011	2010
+200 basis points	$2,017,000	$1,641,000
0 basis points	($1,198,000)	($1,339,000)

In the 2011 and 2010 models, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment.  The increase in a rising rate environment is largely a result of slower investment cash flows, a higher reinvestment rate of excess cash, slower assumed prepayment speeds and the repricing of assets to higher rates offset by the increase of deposit and funding rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

For the 2011 and 2010 models, the Bank continues to show interest rate risk exposure if the yield curve continues to flatten despite Fed Funds trading at a range of 0 – 25 basis points.  In the 0 basis point model, net interest income declines during the first twelve months as investment cash flows increase, assets reprice to lower rates and corresponding deposits are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further in this scenario, and thus, the model tests the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 49 through 90 of this item.

•	Consolidated Statements of Condition,
December 31, 2011 and 2010

•	Consolidated Statements of Income,
Years ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements,
December 31, 2011

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2011 and 2010 are contained on page 91.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$324,878	$211,837

Available-for-sale investment securities (cost of $1,453,460 and $1,076,030, respectively)	1,538,973	1,085,963

Held-to-maturity investment securities (fair value of $617,835 and $625,789, respectively)	553,495	602,908

Other securities, at cost	58,902	53,453

Loans held for sale, at fair value	532	3,952

Loans	3,471,025	3,026,363
Allowance for loan losses	(42,213)	(42,510)
Net loans	3,428,812	2,983,853

Core deposit intangibles, net	11,519	10,897
Goodwill	345,050	297,692
Other intangibles, net	3,995	3,125
Intangible assets, net	360,564	311,714

Premises and equipment, net	85,956	81,561
Accrued interest receivable	28,579	26,136
Other assets	107,584	83,129

Total assets	$6,488,275	$5,444,506

Liabilities:
Noninterest-bearing deposits	$894,464	$741,166
Interest-bearing deposits	3,900,781	3,192,879
Total deposits	4,795,245	3,934,045

Borrowings	728,281	728,460
Subordinated debt held by unconsolidated subsidiary trusts	102,048	102,024
Accrued interest and other liabilities	88,118	72,719
Total liabilities	5,713,692	4,837,248

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 37,794,532 and
34,131,289 shares issued, respectively	37,795	34,131
Additional paid-in capital	313,501	225,543
Retained earnings	411,805	374,700
Accumulated other comprehensive gain(loss)	29,165	(9,340)
Treasury stock, at cost (808,123 and 812,346 shares, respectively)	(17,683)	(17,776)
Total shareholders' equity	774,583	607,258

Total liabilities and shareholders' equity	$6,488,275	$5,444,506

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2011	2010	2009
Interest income:
Interest and fees on loans	$192,981	$178,703	$185,119
Interest and dividends on taxable investments	55,634	47,241	40,030
Interest and dividends on nontaxable investments	22,354	22,337	23,633
Total interest income	270,969	248,281	248,782

Interest expense:
Interest on deposits	26,156	30,559	45,776
Interest on borrowings	29,599	30,078	31,353
Interest on subordinated debt held by unconsolidated subsidiary trusts	5,801	5,960	6,153
Total interest expense	61,556	66,597	83,282

Net interest income	209,413	181,684	165,500
Less: provision for loan losses	4,736	7,205	9,790
Net interest income after provision for loan losses	204,677	174,479	155,710

Noninterest income:
Deposit service fees	42,334	43,358	41,285
Other banking services	4,651	5,985	5,841
Benefit trust, administration, consulting and actuarial fees	31,601	29,616	27,771
Wealth management services	10,697	9,833	8,631
(Loss)gain on investment securities and debt extinguishments, net	(61)	0	7
Total noninterest income	89,222	88,792	83,535

Noninterest expenses:
Salaries and employee benefits	102,278	91,399	92,690
Occupancy and equipment	24,502	22,933	23,185
Data processing and communications	20,525	20,720	20,684
Amortization of intangible assets	4,381	5,957	8,170
Legal and professional fees	5,889	5,532	5,302
Office supplies and postage	5,246	5,469	5,243
Business development and marketing	5,931	5,237	6,086
FDIC insurance premiums	3,920	5,838	8,610
Goodwill impairment	0	0	3,079
Acquisition expenses and contract termination charges	4,831	1,365	1,621
Other	12,869	12,436	11,508
Total noninterest expenses	190,372	176,886	186,178

Income before income taxes	103,527	86,385	53,067
Income taxes	30,385	23,065	11,622
Net income	$73,142	$63,320	$41,445

Basic earnings per share	$2.03	$1.91	$1.26
Diluted earnings per share	$2.01	$1.89	$1.26
Cash dividends declared per share	$1.00	$0.94	$0.88

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Change in accumulated unrealized gain or loss for pension and other
postretirement obligations	($17,213)	$9	$12,434
Change in unrealized losses on derivative instruments used in cash flow hedging
relationships	3,232	1,861	1,628
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	75,609	(2,803)	(7,286)
Reclassification adjustment for gains included in net income	(30)	0	(7)
Other comprehensive gain (loss), before tax	61,598	(933)	6,769
Income tax (expense) benefit related to other comprehensive loss	(23,093)	377	(2,689)
Other comprehensive gain (loss) income, net of tax	38,505	(556)	4,080
Net income	73,142	63,320	41,445
Comprehensive income	$111,647	$62,764	$45,525

Tax Effect Allocated To Each Component Of Comprehensive Income:

Tax effect of unrealized gain (loss) for pension and other postretirement obligations	6,631	(2)	(4,783)

Tax effect of unrealized losses on derivative instruments used in cash flow hedging
relationships	($1,252)	($716)	($626)

Tax effect of unrealized gains and losses on available-for-sale securities arising during period	(28,484)	1,095	2,717
Reclassification adjustment for gains included in net income	12	0	3
Tax effect of unrealized gains on available-for-sale securities arising during period	(28,472)	1,095	2,720

Income tax (expense) benefit related to other comprehensive loss	($23,093)	$377	($2,689)

Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($40,477)	($23,264)	($23,273)
Tax effect	15,603	8,972	8,974
Net unrealized loss for pension and other postretirement obligations	(24,874)	(14,292)	(14,299)

Unrealized losses on derivative instruments used in cash flow hedging relationships	0	(3,232)	(5,093)
Tax effect	0	1,252	1,968
Net unrealized losses on derivative instruments used in cash flow hedging relationships	0	(1,980)	(3,125)

Unrealized gain on available-for-sale securiies	85,512	9,933	12,736
Tax effect	(31,473)	(3,001)	(4,096)
Net unrealized gain on available-for-sale securities	54,039	6,932	8,640

Accumulated other comprehensive income (loss)	$29,165	($9,340)	($8,784)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2009, 2010 and 2011
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$544,651
Net income				41,445			41,445
Other comprehensive income,
net of tax					4,080		4,080
Dividends declared:
Common, $0.88 per share				(28,820)			(28,820)
Common stock issued under
employee stock plan,
including tax benefits of $213	166,904	163	981			97	1,241
Stock-based compensation			3,100				3,100
Balance at December 31, 2009	32,800,308	33,631	216,481	342,539	(8,784)	(18,170)	565,697
Net income				63,320			63,320
Other comprehensive income,
net of tax					(556)		(556)
Dividends declared:
Common, $0.94 per share				(31,159)			(31,159)
Common stock issued under
employee stock plan,
including tax benefits of $842	518,635	500	5,539			394	6,433
Stock-based compensation			3,523				3,523
Balance at December 31, 2010	33,318,943	34,131	225,543	374,700	(9,340)	(17,776)	607,258
Net income				73,142			73,142
Other comprehensive income,
net of tax					38,505		38,505
Dividends declared:
Common, $1.00 per share				(36,037)			(36,037)
Common stock issued under
employee stock plan,
including tax benefits of $703	314,665	311	4,947			93	5,351
Stock-based compensation			3,784				3,784
Stock issued for acquisition	3,352,801	3,353	79,227				82,580
Balance at December 31, 2011	36,986,409	$37,795	$313,501	$411,805	$29,165	($17,683)	$774,583

The accompanying notes are an integral part of the consolidated financial statements.

 COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$73,142	$63,320	$41,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,374	10,219	10,299
Amortization of intangible assets	4,382	5,957	8,170
Impairment of goodwill	0	0	3,079
Net (accretion)/amortization of premiums & discounts on securities, loans and borrowings	(1,934)	2,249	2,141
Stock-based compensation	3,784	3,523	3,100
Provision for loan losses	4,736	7,205	9,790
Provision for deferred income taxes	12,942	9,199	3,434
Amortization of mortgage servicing rights	868	769	731
Income from bank-owned life insurance policies	(894)	(458)	(476)
Loss (Gain) from sale of investment securities and debt extinguishments, net	61	0	(7)
Net gain on sale of loans and other assets	(422)	(1,032)	(1,098)
Net change in loans originated for sale	4,047	(309)	1,092
Change in other operating assets and liabilities	(14,269)	(3,554)	(37,566)
Net cash provided by operating activities	97,817	97,088	44,134
Investing activities:
Proceeds from sales of available-for-sale investment securities	15,330	0	27
Proceeds from sales of other securities	1,032	1,201	0
Proceeds from maturities of held-to-maturity investment securities	65,062	76,081	108,927
Proceeds from maturities of available-for-sale investment securities	254,368	157,563	253,629
Purchases of held-to-maturity investment securities	(13,292)	(345,187)	(369,374)
Purchases of available-for-sale investment securities	(353,498)	(149,883)	(94,339)
Purchases of other securities	(2,908)	0	(390)
Net decrease in loans	12,639	68,691	29,200
Cash received /(paid) for acquisitions, net of cash acquired of $26,901, $0, and $0, respectively	4,746	0	(358)
Purchases of premises and equipment	(9,613)	(15,716)	(13,894)
Net cash (used in) investing activities	(26,134)	(207,250)	(86,572)
Financing activities:
Net change in noninterest checking, checking, and savings accounts	199,812	246,453	491,821
Net change in time deposits	(110,166)	(236,893)	(268,147)
Net change in borrowings, net of payments of $25,938, $26,318 and $5,779	(19,938)	(26,318)	(5,779)
Issuance of common stock	5,351	6,433	1,241
Cash dividends paid	(34,404)	(30,394)	(28,788)
Tax benefits from share-based payment arrangements	703	842	213
Net cash provided by/(used in) financing activities	41,358	(39,877)	190,561
Change in cash and cash equivalents	113,041	(150,039)	148,123
Cash and cash equivalents at beginning of year	211,837	361,876	213,753
Cash and cash equivalents at end of year	$324,878	$211,837	$361,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$61,564	$67,485	$85,011
Cash paid for income taxes	20,810	12,630	5,434
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	9,609	7,976	7,211
Transfers from loans to other real estate	5,186	3,839	2,373
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	815,824	0	63
Fair value of liabilities assumed	791,222	0	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), Harbridge Consulting Group LLC (“Harbrdge”), and Hand Benefits & Trust, Inc. (“HB&T”), which owns two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

The Bank operates 168 full service branches throughout 35 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”), CBNA Insurance Agency (“CBNA Insurance”) and Western Catskill Realty, LLC (“WCR”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily is an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.   Brilie and WCR are inactive companies.  CBNA Insurance is a full service insurance agency offering primarily property and casualty products.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE”) are required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The Company’s wholly-owned subsidiaries, Community Statutory Trust III and Community Capital Trust IV, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Critical Accounting Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation and other-than-temporary impairment, the carrying value of goodwill and other intangible assets, and acquired loan valuations.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2011.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

The Company conducts an assessment of all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists on a monthly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  The OTTI assessment considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment.  The assessment of whether an OTTI decline exists is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity and involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time.

An OTTI loss must be recognized for a debt security in an unrealized loss position if there is intent to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if management does not have the intent and it is not more likely than not that the Company will be required to sell the securities, an evaluation of the expected cash flows to be received is performed to determine if a credit loss has occurred. For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  In the event of a credit loss, only the amount of impairment associated with the credit loss would be recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss.

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

Derivative Financial Instruments
The Company has utilized interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest-bearing liabilities. These derivative instruments are required to be carried at fair value on the balance sheet.

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

Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Nonrefundable loan fees and related direct costs are deferred and included in the loan balances where they are amortized over the life of the loan as an adjustment to loan yield using the effective yield method.  Premiums and discounts on purchased loans are amortized using the effective yield method over the life of the loans.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.

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

The Company’s charge-off policy by loan type is as follows:
•
Business lending loans are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral.  The charge-off is recognized when the loss becomes reasonably quantifiable.

•
Consumer installment loans are generally charged-off to the extent outstanding principal balance exceeds the fair value of collateral, and are recognized by the end of the month in which the loan becomes 90 days past due.

•
Consumer mortgage and home equity loans are generally charged-off to the extent outstanding principal exceeds the fair value of the property, less estimated costs to sell, and are recognized when the loan becomes 180 days past due.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition. As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2011 and 2010, other real estate, included in other assets, amounted to $2.6 million and $2.0 million, respectively.

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

Advertising
Advertising costs amounting to approximately $2.3 million, $2.0 million and $2.7 million for the years ending December 31, 2011, 2010 and 2009, respectively, are nondirect response in nature and expensed as incurred.

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

Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options where the exercise price is greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been anti-dilutive.

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

Reclassifications
Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

Subsequent Events
On January 19, 2012, the Bank, the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”). Under the Agreements, the Bank will acquire 19 branches in Central, Northern, and Western New York consisting of three branches purchased directly from First Niagara and 16 branches which are currently owned by HSBC Bank USA, National Association (“HSBC”). First Niagara is assigning its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the Agreements, Community Bank will acquire approximately $218 million in loans and $955 million in deposits at a blended deposit premium of 3.22%.  The branch acquisitions are expected to close during the third quarter of 2012 subject to regulatory review and approval and customary closing conditions.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the net proceeds from this offering to support the HSBC and First Niagara branch acquisitions.

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies would still be required to adopt the other requirements contained in the new standard for the presentation of comprehensive income. The guidance requires changes in presentation only and will have no significant impact on the Company's consolidated financial statements.

In May 2011, the FASB and the International Accounting Standards Board both issued Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS).  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosures about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements currently in GAAP. The new guidance goes into effect on January 1, 2012 for the Company and will be applied prospectively. The Company is currently evaluating the effect of the adoption of this guidance on the Company's financial condition, results of operations, and cash flows.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This pronouncement amends its guidance for goodwill impairment testing by allowing entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The standard requires new disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide both gross and net information in the notes to the financial statements for relevant assets and liabilities. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company’s financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

NOTE B:  ACQUISITIONS

On November 30, 2011 the Company, through its BPAS subsidiary, acquired certain assets and liabilities of CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The results of CAI’s operations have been included in the consolidated financial statements since that date.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank, for approximately $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District, and Catskill regions of Upstate New York.  Wilber was merged into the Company and Wilber National Bank was merged into Community Bank, N.A.  The results of Wilber’s operations have been included in the Company’s financial statements since that date.

The assets and liabilities assumed in these acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisitions.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(000’s omitted)
Consideration paid:
Community Bank System, Inc. common stock	$82,580
Cash	22,155
Total consideration paid	104,735
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	26,901
Investment securities	297,573
Loans	462,334
Premises and equipment	6,360
Accrued interest receivable	2,615
Other assets and liabilities, net	46,943
Core deposit intangibles	4,015
Other intangibles	1,858
Deposits	(771,554)
Borrowings	(19,668)
Total identifiable assets	57,377
Goodwill	$ 47,358

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

The core deposit intangible and customer lists are being amortized over their estimated useful life of approximately eight years, using an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Wilber acquisition and to the Other segment for the CAI acquisition. The goodwill arising from the Wilber acquisition  is not deductible for tax purposes while goodwill arising from the CAI acquisition is deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired from Wilber were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

Direct costs related to the acquisitions were expensed as incurred.  During 2011, the Company incurred $4.8 million of merger and acquisition integration related expenses and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Wilber acquisition had been completed as of January 1, 2011 for the year ended December 31, 2011 and January 1, 2010 for the year ended December 31, 2010. The pro forma information does not include amounts related to CAI as the amounts were immaterial and financial information is not available. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the years presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company’s policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects adjustments related to (a) certain purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) income tax rate adjustment.  Expenses related to the conversion of systems and other costs of integration, as well as certain one-time costs, are included in the periods in which they were incurred.

	Pro Forma (Unaudited) Year Ended December 31,
(000’s omitted)	2011	2010
Total revenue, net of interest expense	$308,559	$314,425
Net income	70,424	68,176
Earnings per share:
Basic	$1.92	$1.88
Diluted	$1.89	$1.85

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$448,260	$56,800	$0	$505,060	$478,100	$21,571	$29	$499,642
Obligations of state and political subdivisions	69,623	5,088	0	74,711	67,864	277	1,691	66,450
Government agency mortgage-backed securities	35,576	2,452	0	38,028	56,891	2,753	0	59,644
Other securities	36	0	0	36	53	0	0	53
Total held-to-maturity portfolio	553,495	$64,340	$0	617,835	602,908	$24,601	$1,720	625,789

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	543,527	$29,721	$236	573,012	518,216	$10,197	$6,195	522,218
U.S. Treasury and agency securities	463,922	56,626	0	520,548	281,826	22,231	0	304,057
Government agency mortgage-backed securities	310,541	20,840	2	331,379	170,673	9,159	116	179,716
Pooled trust preferred securities	68,115	0	24,269	43,846	69,508	0	27,515	41,993
Government agency collateralized mortgage obligations	45,481	1,572	110	46,943	9,904	491	0	10,395
Corporate debt securities	21,495	1,360	0	22,855	25,523	1,634	0	27,157
Marketable equity securities	380	92	82	390	380	54	7	427
Subtotal	1,453,461	110,211	24,699	1,538,973	1,076,030	43,766	33,833	1,085,963
Net unrealized gain on available-for-sale portfolio	85,512			–	9,933			–
Total available-for-sale portfolio	1,538,973	$110,211	$24,699	1,538,973	1,085,963	$43,766	$33,833	1,085,963

Other Securities:
Federal Home Loan Bank common stock	38,343			38,343	37,301			37,301
Federal Reserve Bank common stock	15,451			15,451	12,378			12,378
Other equity securities	5,108			5,108	3,774			3,774
Total other securities	58,902			58,902	53,453			53,453

Total	$2,151,370			$2,215,710	$1,742,324			$1,765,205

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2011
		Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	2	$211	$0	6	$6,038	$236	8	$6,249	$236
Pooled trust preferred securities	0	0	0	3	43,019	24,269	3	43,019	24,269
Government agency mortgage-backed securities	3	2,415	2	0	0	0	3	2,415	2
Government agency collateralized mortgage obligations	17	6,648	110	0	0	0	17	6,648	110
Marketable equity securities	1	123	78	3	12	4	4	135	82
Total available-for-sale/investment portfolio	23	$9,397	$190	12	$49,069	$24,509	35	$58,466	$24,699

As of December 31, 2010

		Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	2	$14,967	$29	0	$0	$0	2	$14,967	$29
Obligations of state and political subdivisions	48	43,851	1,691	0	0	0	48	43,851	1,691
Total held-to-maturity portfolio	50	58,818	1,720	0	0	0	50	58,818	1,720

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	174	197,066	5,705	4	4,049	490	178	201,115	6,195
Pooled trust preferred securities	0	0	0	3	41,993	27,515	3	41,993	27,515
Government agency mortgage-backed securities	6	14,690	116	0	0	0	6	14,690	116
Marketable equity securities	2	210	2	3	11	5	5	221	7
Total available-for-sale portfolio	182	211,966	5,823	10	46,053	28,010	192	258,019	33,833

Total investment portfolio	232	$270,784	$7,543	10	$46,053	$28,010	242	$316,837	$35,553

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $69.6 million and unrealized losses of $24.3 million at December 31, 2011.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 35% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed as of December 31, 2011.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at December 31, 2011.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are largely general-purpose debt obligations of various states and political subdivisions.  The majority of the municipal portfolio carries a credit rating of A or better, as well as, a secondary level of credit enhancement.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$11,074	$11,183	$30,838	$31,243
Due after one through five years	152,584	169,672	211,594	224,297
Due after five years through ten years	285,481	321,967	413,159	449,799
Due after ten years	68,780	76,985	441,468	454,922
Subtotal	517,919	579,807	1,097,059	1,160,261
Collateralized mortgage obligations	0	0	45,481	46,943
Mortgage-backed securities	35,576	38,028	310,541	331,379
Total	$553,495	$617,835	$1,453,081	$1,538,583

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2011	2010	2009
Gross gains on sales of investment securities	349	0	7
Gross losses on sales of investment securities	319	0	0
Proceeds from the maturities of mortgage-backed securities and CMO's	97,224	93,171	101,176
Purchases of mortgage-backed securities and CMO's	253,378	9,132	214,275

Investment securities with a carrying value of $1.015 billion and $848.6 million at December 31, 2011 and 2010, respectively, were pledged to collateralize certain deposits and borrowings.

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

(000's omitted)	2011	2010
Consumer mortgage	$1,214,621	$1,057,332
Business lending	1,226,439	1,023,286
Consumer installment - indirect	556,955	494,529
Consumer installment - direct	149,170	146,575
Home equity	323,840	304,641
Gross loans, including deferred origination costs	3,471,025	3,026,363
Allowance for loan losses	(42,213)	(42,510)
Loans, net of allowance for loan losses	$3,428,812	$2,983,853

The Company had approximately $13.7 million and $12.3 million of net deferred loan origination costs as of December 31, 2011 and 2010, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2011 and 2010.

(000's omitted)	2011	2010
Balance at beginning of year	$18,765	$28,289
New loans	2,690	3,050
Payments	(9,905)	(12,574)
Balance at end of year	$11,550	$18,765

Credit Quality

Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of December 31, 2011:

Legacy Loans (excludes loans acquired after January 1, 2009)
(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,026	$2,144	$5,755	$23,925	$1,111,795	$1,135,720
Business lending	4,799	389	10,966	16,154	953,745	969,899
Consumer installment - indirect	8,847	32	0	8,879	527,030	535,909
Consumer installment – direct	1,912	95	0	2,007	138,500	140,507
Home equity	2,269	218	864	3,351	290,093	293,444
Total	$33,853	$2,878	$17,585	$54,316	$3,021,163	$3,075,479

Acquired Loans (includes loans acquired after January 1, 2009)
(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Purchased Impaired	Current	Total Loans
Consumer mortgage	$985	$27	$765	$1,777	$0	$77,124	$78,901
Business lending	3,473	10	9,592	13,075	17,428	226,037	256,540
Consumer installment - indirect	737	0	2	739	0	20,307	21,046
Consumer installment – direct	167	0	0	167	0	8,496	8,663
Home equity	465	175	341	981	0	29,415	30,396
Total	$5,827	$212	$10,700	$16,739	$17,428	$361,379	$395,546

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2010:
(000’s omitted)	30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,614	$2,308	$4,737	$23,659	$1,033,673	$1,057,332
Business lending	5,965	247	9,715	15,927	1,007,359	1,023,286
Consumer installment – indirect	10,246	131	0	10,377	484,152	494,529
Consumer installment – direct	2,514	96	0	2,610	143,965	146,575
Home equity	3,960	309	926	5,195	299,446	304,641
Total	$39,299	$3,091	$15,378	$57,768	$2,968,595	$3,026,363

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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2011
(000’s omitted)	Legacy	Acquired	Total	December 31, 2010
Pass	$732,873	$157,494	$890,367	$753,252
Special mention	118,800	47,890	166,690	159,906
Classified	118,226	33,728	151,954	110,128
Purchased impaired	0	17,428	17,428	0
Total	$969,899	$256,540	$1,226,439	$1,023,286

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

The following tables detail the balances in all loan categories except for business lending at December 31, 2011:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,127,821	$535,877	$140,412	$292,362	$2,096,472
Nonperforming	7,899	32	95	1,082	9,108
Total	$1,135,720	$535,909	$140,507	$293,444	$2,105,580

Acquired loans (includes loans acquired after January 1, 2009
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,109	$21,044	$8,663	$29,880	$137,696
Nonperforming	792	2	0	516	1,310
Total	$78,901	$21,046	$8,663	$30,396	$139,006

The following table details the balances in all other loan categories at December 31, 2010:

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,052,595	$494,529	$146,575	$303,715	$1,997,414
Nonperforming	4,737	0	0	926	5,663
Total	$1,057,332	$494,529	$146,575	$304,641	$2,003,077

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of impaired loans, excluding purchased impaired, as of December 31, 2011 and 2010 are summarized as follows:

(000’s omitted)	2011	2010
Loans with reserve	$4,118	$1,465
Loans without reserve	2,308	3,846
Carrying balance	6,426	5,311
Contractual balance	8,527	7,042
Specifically allocated allowance	895	762
Average impaired loans	5,652	9,752
Interest income recognized	314	263
Troubled debt restructured loans	0	0

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at December 31, 2010	$0
Wilber acquisition	2,509
Accretion income recognized, to-date	(844)
Net reclassification from nonaccretable to accretable	945
Balance at December 31, 2011	$2,610

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Consumer	Consumer		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Indirect	Direct	Unallocated	Impaired	Total
Balance at December 31, 2009	$1,127	$23,577	$374	$10,004	$3,660	$3,168	$0	$41,910
Charge-offs	(583)	(3,950)	(181)	(4,279)	(1,719)	0	0	(10,712)
Recoveries	71	730	7	2,569	730	0	0	4,107
Provision	1,836	1,969	489	1,628	1,306	(23)	0	7,205
Balance at December 31, 2010	2,451	22,326	689	9,922	3,977	3,145	0	42,510
Charge-offs	(748)	(2,964)	(265)	(4,464)	(1,273)	0	0	(9,714)
Recoveries	30	692	85	3,200	674	0	0	4,681
Provision	2,918	520	621	302	(88)	77	386	4,736
Balance at December 31, 2011	$4,651	$20,574	$1,130	$8,960	$3,290	$3,222	$386	$42,213

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2011	2010
Land and land improvements	$15,069	$13,300
Bank premises	86,318	76,980
Equipment and construction in progress	75,074	71,863
Premises and equipment, gross	176,461	162,143
Accumulated depreciation	(90,505)	(80,582)
Premises and equipment, net	$85,956	$81,561

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	As of December 31, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$64,610	($53,091)	$11,519	$60,595	($49,698)	$10,897
Other intangibles	9,752	(5,757)	3,995	7,894	(4,769)	3,125
Total amortizing intangibles	$74,362	($58,848)	$15,514	$68,489	($54,467)	$14,022

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2012	4,112
2013	3,304
2014	2,579
2015	1,905
2016	1,314
Thereafter	2,300
Total	$15,514

Shown below are the components of the Company’s goodwill at December 31, 2011 and 2010:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2009	Activity	December 31, 2010	Activity	December 31, 2011
Goodwill	$302,516	$0	$302,516	$47,358	$349,874
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$297,692	$0	$297,692	$47,358	$345,050

During the first quarter, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.

Mortgage Servicing Rights

Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  Upon sale, a mortgage servicing right (“MSR”) is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities.  The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are recorded in other assets at the lower of the initial capitalized amount, net of accumulated amortization or fair value.  Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition.

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2011	2010
Balance at beginning of period	$2,773	$2,551
Additions	239	991
Amortization	(867)	(769)
Carrying value before valuation allowance at end of period	2,145	2,773
Valuation allowance balance at beginning of period	(351)	(80)
Impairment charges	(526)	(351)
Impairment recoveries	480	80
Valuation allowance balance at end of period	(397)	(351)
Net carrying value at end of period	$1,748	$2,422
Fair value of MSRs at end of period	$1,748	$2,422
Principal balance of loans sold during the year	$34,625	$119,018
Principal balance of loans serviced for others	$458,836	$496,269
Custodial escrow balances maintained in connection with loans serviced for others	$5,823	$6,139

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2011	2010
Weighted-average contractual life (in years)	19.5	20.2
Weighted-average constant prepayment rate (CPR)	24.7%	19.2%
Weighted-average discount rate	3.2%	4.9%

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2011	2010
Noninterest checking	$894,464	$741,166
Interest checking	918,716	721,391
Savings	660,981	546,649
Money market	1,196,835	1,003,973
Time	1,124,249	920,866
Total deposits	$4,795,245	$3,934,045

At December 31, 2011 and 2010, time certificates of deposit in denominations of $100,000 and greater totaled $288.4 million and $187.6 million, respectively.  The approximate maturities of these time deposits at December 31, 2011 are as follows:

(000's omitted)	Amount
2012	$193,223
2013	44,992
2014	26,746
2015	9,610
2016	10,648
Thereafter	3,167
Total	$288,386

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2011	2010
Federal Home Loan Bank advances	$728,235	$728,428
Commercial loans sold with recourse	0	26
Capital lease obligations	46	6
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $479 and $503, respectively	102,048	102,024
Total borrowings	$830,329	$830,484

Borrowings at December 31, 2011 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000's omitted, except rate)	Value	December 31, 2011
July 15, 2012	$3	4.30%
January 17, 2013	235	4.00%
April 1, 2013	6	5.55%
January 1, 2014	5	7.42%
February 1, 2015	32	3.25%
June 22, 2015 (Callable)	50,000	3.62%
October 14, 2015 (Callable)	15,000	3.95%
November 10, 2015 (Callable)	75,000	4.24%
January 27, 2016 (Callable)	10,000	3.98%
May 19, 2016 (Callable)	100,000	4.72%
August 8, 2016 (Callable)	60,000	4.28%
October 11, 2016 (Callable)	25,000	4.62%
October 11, 2016 (Callable)	25,000	4.35%
July 31, 2017 (Callable)	50,000	4.05%
July 31, 2017 (Callable)	50,000	4.04%
July 31, 2017 (Callable)	100,000	4.03%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
January 25, 2018 (Callable)	10,000	2.73%
July 31, 2031	24,728	4.01%
December 15, 2036	77,320	2.20%
Total	$830,329	3.84%

The weighted-average interest rate on borrowings was 4.25% and 4.29% for the years ended December 31, 2011 and 2010, respectively.  Instruments noted above as callable are Federal Home Loan Bank advances.  These advances have characteristics that include an initial lockout period, followed by a quarterly call option at the discretion of the Federal Home Loan Bank. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

The Company sponsors two business trusts, Community Statutory Trust III and Community Capital Trust IV, of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance		Interest	Maturity	Call	Call
	Date	Amount	Rate	Date	Provision	Price
III	7/31/2001	$24,450	3 month LIBOR plus 3.58% (4.01%)	7/31/2031	5 year beginning 2006	Par
IV	12/8/2006	$75,000	3 month LIBOR plus 1.65% (2.20%)	12/15/2036	5 year beginning 2011	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of $3.2 million and $3.4 million was recognized in the years ended December 31, 2011 and 2010, respectively, due to the interest rate swap agreement.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2011	2010	2009
Current:
Federal	$17,145	$13,090	$6,400
State and other	375	776	1,788
Deferred:
Federal	10,674	7,633	3,929
State and other	2,191	1,566	(495)
Provision for income taxes	$30,385	$23,065	$11,622

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2011	2010
Allowance for loan losses	$16,371	$16,437
Employee benefits	6,718	5,843
Interest rate swap	0	1,243
Debt extinguishment	1,821	2,111
Other	2,169	1,440
Deferred tax asset	27,079	27,074

Investment securities	37,386	7,487
Intangible assets	9,448	16,962
Loan origination costs	5,041	4,397
Depreciation	5,779	3,700
Mortgage servicing rights	678	933
Pension	2,860	4,163
Prepaid FDIC insurance	3,079	2,913
Deferred tax liability	64,271	40,555
Net deferred tax liability	($37,192)	($13,481)

The Company has a state tax net operating loss carry forward of $25.7 million that resulted in a gross deferred tax asset of $1.4 million prior to federal tax effect.  This net operating loss carry forward will expire between 2026 and 2029, but is expected to be substantially utilized over the next two years and completely utilized over the next five years.

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(7.1)	(8.3)	(14.1)
State income taxes, net of federal benefit	1.6	1.8	1.7
Other	(0.1)	(1.8)	(0.7)
Effective income tax rate	29.4%	26.7%	21.9%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2011	2010	2009
Unrecognized tax benefits at beginning of year	$98	$708	$856
Changes related to:
Positions taken during the current year	35	35	79
Settlements with taxing authorities	0	(408)	0
Lapse of statutes of limitation	0	(237)	(227)
Unrecognized tax benefits at end of year	$133	$98	$708

As of December 31, 2011, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of the New York State examination and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was approximately $10,000 at December 31, 2011 and $20,000 at December 31, 2010 and $0.2 million at December 31, 2009.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2007 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2007 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2011, the Bank had approximately $92 million in undivided profits legally available for the payments of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at the beginning of year	$81,321	$72,350	$3,594	$4,449
Service cost	2,959	2,780	0	0
Interest cost	4,497	3,909	153	195
Participant contributions	0	0	706	529
Plan acquisition/amendment	17,511	882	0	0
Deferred actuarial loss (gain)	11,713	4,971	46	(706)
Benefits paid	(5,144)	(3,571)	(1,147)	(873)
Benefit obligation at end of year	112,857	81,321	3,352	3,594
Change in plan assets:
Fair value of plan assets at beginning of year	96,439	74,628	0	0
Actual return of plan assets	1,479	9,758	0	0
Participant contributions	0	0	706	529
Employer contributions	11,623	15,624	441	344
Plan acquisition	21,912	0	0	0
Benefits paid	(5,144)	(3,571)	(1,147)	(873)
Fair value of plan assets at end of year	126,309	96,439	0	0
Funded status at year end	$13,452	$15,118	($3,352)	($3,594)

Amounts recognized in the consolidated balance sheet were:
Other assets	$22,929	$23,777	$0	$0
Other liabilities	(9,477)	($8,659)	($3,352)	($3,594)

Amounts recognized in accumulated other
comprehensive income (“AOCI”) were:
Net loss	$44,119	$28,152	$371	$333
Net prior service credit	(674)	(824)	(3,339)	(4,397)
Pre-tax AOCI	43,445	27,328	(2,968)	(4,064)
Taxes	(16,738)	(10,529)	1,135	1,557
AOCI at year end	$26,707	$16,799	($1,833)	($2,507)

The benefit obligation for the defined benefit pension plan was $103.4 million and $72.7 million as of December 31, 2011 and 2010, respectively, and the fair value of plan assets as of December 31, 2011 and 2010 was $126.3 million and $96.4 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design, which combines service credits in the defined benefit plan with additional interest credit contributions to be made to the 401(k) Plan.  Effective September 30, 2011, the Wilber National Bank Retirement Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $9.3 million for 2011 and $8.5 million for 2010, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.2 million for 2011 and $0.1 million for 2010, respectively.  The plan was frozen effective December 31, 2009.

Effective December 31, 2009, the Company terminated its post-retirement medical program for current and future employees.  Remaining plan participants will include only existing retirees as of December 31, 2010.  This change was accounted for as a negative plan amendment and a $3.5 million, net of income taxes, benefit for prior service was recognized in AOCI in 2009.  This negative plan amendment is being amortized over the expected benefit utilization period of remaining plan participants.

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2011	2010	2011	2010
Prior service cost	$92	$96	$650	$651
Net (gain) loss	9,816	(307)	24	(445)
Total	$9,908	($211)	$674	$206

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service credit	($147)	($823)
Net loss	3,681	12
Total	$3,534	($811)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
Discount rate	4.10%	5.00%	3.90%	4.50%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2011	2010	2009	2011	2010	2009
Service cost	$2,959	$2,780	$3,496	$0	$0	$575
Interest cost	4,497	3,909	3,676	153	195	494
Expected return on plan assets	(8,097)	(6,470)	(4,686)	0	0	0
Amortization of unrecognized net loss	2,362	2,421	2,761	8	17	0
Amortization of prior service cost	(149)	(189)	(123)	(1,057)	(1,057)	54
Amortization of transition obligation	0	0	0	0	0	41
Net periodic benefit cost	$1,572	$2,451	$5,124	($896)	($845)	$1,164

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.40%	5.60%	6.10%	4.50%	5.15%	6.10%
Expected return on plan assets	7.50%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2012	6,259	390
2013	6,850	360
2014	7,224	284
2015	6,926	268
2016	7,555	229
2017-2021	42,873	1,009

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

Plan Assets
The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations.  At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds.  The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking.   Asset allocation favors equities, with a target allocation of approximately 60% equity securities and 40% fixed income securities.  In order to diversify the risk within the pension portfolio, the pension committee authorized that up to 15% of the assets may be in alternative investments, which are primarily hedge funds.  No more than 10% of the portfolio can be in stock of the Company.  Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.  Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2011 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash	$31,389	$0	$0	31,389
Equity securities:
U.S. large-cap	26,468	0	0	26,468
U.S mid/small cap	6,004	0	0	6,004
CBSI stock	10,512	0	0	10,512
International	10,923	0	0	10,923
Global (a)	2,936	0	0	2,936
Commodities (b)	1,837	0	0	1,837
	58,680	0	0	58,680

Fixed income securities:
Government securities	8,600	8,000	0	16,600
Investment grade bonds	4,965	0	0	4,965
High yield(c)	9,401	496	0	9,897
	22,966	8,496	0	31,462

Other types of investments:
Alternative investments (d)	4,684	94	0	4,778

Total (e)	$117,719	$8,590	$0	$126,309

The fair values of the Company’s defined benefit pension plan assets at December 31, 2010 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash	$10,851	$0	$0	$10,851
Equity securities:
U.S. large-cap	30,547	0	0	30,547
U.S mid/small cap	6,130	0	0	6,130
CBSI stock	8,728	0	0	8,728
International	12,866	0	0	12,866
Global (a)	3,153	0	0	3,153
Commodities (b)	694	0	0	694
	62,118	0	0	62,118

Fixed income securities:
Government securities	4,900	7,212	0	12,112
Investment grade bonds	5,367	0	0	5,367
High yield(c)	5,509	0	0	5,509
	15,776	7,212	0	22,988

Other types of investments:
Alternative investments (d)	0	482	0	482

Total (e)	$88,745	$7,694	$0	$96,439

(a) This category includes securities that invest approximately 50% in
U.S. equity securities and 50% international equity securities.
(b) This category includes investments in exchange traded funds reflecting the performance of an underlying commodity index.
(c) This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(d) This category is comprised of non-traditional investment classes including private equity funds and alternative exchange funds.
(e) Excludes dividends and interest receivable totaling $306,000 and
$317,000 at December 31, 2011 and 2010, respectively

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a contribution to its defined benefit pension plan of $11 million during the fourth quarter of 2011.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank (“TLNB”) participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2010, the Pentegra DB Plan had total assets of $2.4 billion, actuarial present value of accumulated benefits of $2.7 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2011, 2010 and 2009 were $131,000, $39,000 and $21,000, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2011 was 8.50% for the pre-65 participants and 6.75% for the post-65 participants for medical costs and 8.50% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2018, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $600 and increase the benefit obligation by $14,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $600 and decrease the benefit obligation by $13,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2011, 2010 and 2009 was $2,752,000, $2,536,000, and $2,342,000, respectively.  Effective January 1, 2010 the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the year ended December 31, 2011 was $203,000.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2011 and 2010, the Company has recorded a liability of $4,734,000 and $3,693,000, respectively.  The expense recognized under these plans for the years ended December 31, 2011, 2010, and 2009 was $584,000, $546,000, and $616,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2011 and 2010 there were 140,029 and 127,761 shares credited to the participants’ accounts, for which a liability of $2,863,000 and $2,519,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2011, 2010 and 2009, was $125,000, $107,000, and $89,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 to authorize an additional 900,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2011, the Company has authorization to grant up to 1,741,682 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2009	3,082,815	$20.22
Granted	352,365	19.49
Exercised	(411,507)	17.09
Forfeited	(46,781)	21.27
Outstanding at December 31, 2010	2,976,892	20.55
Granted	274,828	27.36
Exercised	(282,930)	17.97
Forfeited	(21,575)	20.58
Outstanding at December 31, 2011	2,947,215	$21.43
Exercisable at December 31, 2011	2,199,737	$21.44

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2011:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted-average Exercise Price
$0.00 – $18.00	428,377	$16.84	4.20	428,377	$16.84
$18.001 – $23.00	1,272,667	19.64	6.48	741,585	20.12
$23.001 – $28.00	1,246,171	24.83	4.76	1,029,775	24.30
TOTAL	2,947,215	$21.43	5.42	2,199,737	$21.44

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2011 is 5.4 years and 4.6 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2011 is $18.8 million and $14.0 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $1.8 million, $2.0 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  A related income tax benefit was recognized of $0.8 million, $0.9 million and $0.8 million for the 2011, 2010 and 2009 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2011, 2010 and 2009 was approximately $2.0 million, $1.6 million and $0.8 million, respectively.

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

	2011	2010	2009
Weighted-average Fair Value of Options Granted	$6.69	$5.56	$4.66
Assumptions:
Weighted-average expected life (in years)	7.72	7.68	7.77
Future dividend yield	3.90%	3.00%	3.00%
Share price volatility	32.12%	32.03%	30.66%
Weighted-average risk-free interest rate	3.34%	3.66%	2.86%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $2.8 million at December 31, 2011, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 3.0 years.  The total fair value of shares vested during 2011, 2010, and 2009 were $1.8 million, $3.3 million and $1.7 million, respectively.

During the twelve months ended December 31, 2011 and 2010, proceeds from stock option exercises totaled $5.3 million and $5.9 million, respectively, and the related tax benefits from exercise were approximately $0.5 million and $0.4 million, respectively.   During the twelve months ended December 31, 2011 and 2010, 274,330 and 337,652 shares, respectively, were issued in connection with stock option exercise.  The total intrinsic value of options exercised during 2011, 2010 and 2009 were $2.3 million, $3.1 million and $0.6 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2011, and changes during the twelve months ended December 31, 2011 and 2010, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2009	174,008	$18.90
Awards	173,341	18.34
Forfeitures	(9,284)	18.17
Vestings	(53,479)	19.19
Unvested at December 31, 2010	284,586	18.53
Awards	54,958	27.36
Forfeitures	(9,061)	18.91
Vestings	(60,842)	19.40
Unvested at December 31, 2011	269,641	$20.12

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million, 1.2 million and 2.4 million weighted-average anti-dilutive stock options outstanding at December 31, 2011, 2010 and 2009, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

(000's omitted, except per share data)	2011	2010	2009
Net income	$73,142	$63,320	$41,445
Income attributable to unvested stock-based compensation awards	(553)	(542)	(215)
Income available to common shareholders	$72,589	$62,778	$41,230

Weighted-average common shares outstanding - basic	35,767	32,951	32,673

Basic earnings per share	$2.03	$1.91	$1.26

Net income	$73,142	$63,320	$41,445
Income attributable to unvested stock-based compensation awards	(553)	(542)	(215)
Income available to common shareholders	$72,589	$62,778	$41,230

Weighted-average common shares outstanding	35,767	32,951	32,673
Assumed exercise of stock options	415	318	148
Weighted-average common shares outstanding – diluted	36,182	33,269	32,821

Diluted earnings per share	$2.01	$1.89	$1.26

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2011 or 2010.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.

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

(000's omitted)	2011	2010
Commitments to extend credit	$572,393	$445,625
Standby letters of credit	25,279	21,456
Total	$597,672	$467,081

The Company has unused lines of credit of $65.0 million at December 31, 2011.  The Company has unused borrowing capacity of approximately $424.4 million through collateralized transactions with the Federal Home Loan Bank and $16.4 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 29, 2011 through January 11, 2012 was $28.5 million of which $2.0 million was required to be on deposit with the Federal Reserve Bank of New York.  The remaining $26.5 million was represented by cash on hand.

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to its consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $2 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $4.2 million, $3.9 million and $4.0 million in 2011, 2010 and 2009, respectively.  The future minimum rental commitments as of December 31, 2011 for all non-cancelable operating leases are as follows:

2012	$4,650
2013	4,164
2014	3,046
2015	2,078
2016	1,814
Thereafter	5,740
Total	$21,492

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2011, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  Except in connection with the regulatory approval of the Citizens branch acquisition in November 2008 by the OCC, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.  In connection with the Citizens acquisition, the Bank agreed to an approval condition to maintain capital at the “well-capitalized” level.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2011		2010
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$508,250	$459,680	$424,408	$380,174
Ratio	8.38%	7.60%	8.23%	7.40%
Minimum required amount	$242,559	$241,995	$206,206	$205,622

Tier 1 capital to risk-weighted assets
Amount	$508,250	$502,193	$424,408	$380,174
Ratio	14.31%	12.99%	13.49%	12.13%
Minimum required amount	$142,074	$141,529	$125,840	$125,404

Total core capital to risk-weighted assets
Amount	$550,763	$502,193	$463,777	$419,408
Ratio	15.51%	14.19%	14.74%	13.38%
Minimum required amount	$284,148	$283,058	$251,680	$250,809

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2011	2010
Assets:
Cash and cash equivalents	$38,853	$35,969
Investment securities	3,572	3,612
Investment in and advances to subsidiaries	838,130	674,516
Other assets	8,145	8,243
Total assets	$888,700	$722,340

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$12,069	$13,058
Borrowings	102,048	102,024
Shareholders' equity	774,583	607,258
Total liabilities and shareholders' equity	$888,700	$722,340

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2011	2010	2009
Revenues:
Dividends from subsidiaries	$52,251	$3,500	$36,000
Interest and dividends on investments	87	345	656
Other income	0	2	45
Total revenues	52,338	3,847	36,701

Expenses:
Interest on borrowings	5,815	5,960	6,153
Other expenses	273	14	101
Total expenses	6,088	5,974	6,254

Income (Loss) before tax benefit and equity in undistributed net income of subsidiaries	46,250	(2,127)	30,447
Income tax benefit	2,237	2,131	1,529
Income before equity in undistributed net income of subsidiaries	48,487	4	31,976
Equity in undistributed net income of subsidiaries	24,655	63,316	9,469
Net income	$73,142	$63,320	$41,445

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2011	2010	2009
Operating activities:
Net income	$73,142	$63,320	$41,445
Gain on sale of fixed assets and investment securities	0	0	(7)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net (income)/loss of subsidiaries	(24,655)	(63,316)	(9,469)
Net change in other assets and other liabilities	(504)	(2,397)	1,190
Net cash provided by (used in) operating activities	47,983	(2,393)	33,159
Investing activities:
Purchase of investment securities	0	(10)	0
Proceeds from sale of investment securities	2	0	26
Repayments from subsidiaries, net	51	1,712	1,656
Capital contributions to subsidiaries	(102,462)	0	0
Net cash (used in)/provided by investing activities	(102,409)	1,702	1,682
Financing activities:
Issuance of common stock	91,714	9,957	4,341
Cash dividends paid	(34,404)	(30,394)	(28,789)
Net cash provided by/(used in) financing activities	57,310	(20,437)	(24,448)
Change in cash and cash equivalents	2,884	(21,128)	10,393
Cash and cash equivalents at beginning of year	35,969	57,097	46,704
Cash and cash equivalents at end of year	$38,853	$35,969	$57,097

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,959	$5,960	$6,283
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$9,609	$7,976	$7,211

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

	December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$0	$573,012	$0	$573,012
U.S. Treasury and agency securities	311,958	208,590	0	520,548
Government agency mortgage-backed securities	0	331,379	0	331,379
Pooled trust preferred securities	0	0	43,846	43,846
Government agency collateralized mortgage obligations	0	46,943	0	46,943
Corporate debt securities	0	22,855	0	22,855
Marketable equity securities	390	0	0	390
Total available-for-sale investment securities	312,348	1,182,779	43,846	1,538,973
Mortgage loans held for sale	0	532	0	532
Total	$312,348	$1,183,311	$43,846	$1,539,505

	December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$0	$522,218	$0	$522,218
U.S. Treasury and agency securities	1,026	303,031	0	304,057
Government agency mortgage-backed securities	0	179,716	0	179,716
Pooled trust preferred securities	0	0	41,993	41,993
Government agency collateralized mortgage obligations	0	10,395	0	10,395
Corporate debt securities	0	27,157	0	27,157
Marketable equity securities	427	0	0	427
Total available-for-sale investment securities	1,453	1,042,517	41,993	1,085,963
Forward sales contracts	0	322	0	322
Commitments to originate real estate loans for sale	0	0	58	58
Mortgage loans held for sale	0	3,952	0	3,952
Interest rate swap	0	(3,232)	0	(3,232)
Total	$1,453	$1,043,559	$42,051	$1,087,063

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2011 is approximately $532,000, which approximated fair value.

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

•
Interest rate swap – The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain of its interest-bearing liabilities.  The fair value of these interest rate swaps traded in over-the-counter markets where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable and, therefore, classified as Level 2 in the fair value hierarchy.

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Year Ended December 31,
	2011			2010
	Pooled trust	Commitments to		Pooled trust	Commitments to
	preferred	originate real estate		preferred	originate real estate
(000's omitted)	securities	loans for sale	Total	securities	loans for sale	Total
Beginning balance	$41,993	$58	$42,051	$44,014	$31	$44,045
Total gains/(losses) included in earnings (1)	94	(258)	(164)	99	(1,421)	(1,322)
Total gains/(losses) included in other
comprehensive income	3,248	0	3,248	(527)	0	(527)
Principal reductions	(1,489)	0	(1,489)	(1,593)	0	(1,593)
Commitments to originate real estate loans
held for sale, net	0	200	200	0	1,448	1,448
Ending balance	$43,846	$0	$43,846	$41,993	$58	$42,051

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount

Assets and liabilities measured on a non-recurring basis:

	December 31, 2011				December 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$4,118	$4,118	$0	$0	$703	$703
Other real estate owned	0	0	2,682	2,682	0	0	2,011	2,011
Mortgage servicing rights	0	0	1,747	1,747	0	0	2,422	2,422
Total	$0	$0	$8,547	$8,547	$0	$0	$5,136	$5,136

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,471,025	$3,491,729	$3,026,363	$3,039,331
Financial liabilities:
Deposits	4,795,245	4,810,856	3,934,045	3,944,261
Borrowings	728,281	828,018	728,460	808,902
Subordinated debt held by unconsolidated subsidiary trusts	102,048	73,211	102,024	82,490

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

The Company has entered, at times, into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value.

The Company utilized interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap was designated as a qualifying cash flow hedge and expired December 15, 2011.  See further details of interest rate swap agreements in Note H.

The Company did not have any active derivatives at December 31, 2011 but did utilize them during the year then ended.  The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the year ended December 31, 2011:

		Loss recognized in the
		Statement of Income for the Year
(000's omitted)	Location	Ending December 31, 2011
Interest rate swap agreement	Interest on subordinated debt held by
	unconsolidated subsidiary trusts	($3,246)
Interest rate lock commitments	Mortgage banking and other services	(58)
Forward sales commitments	Mortgage banking and other services	(322)
Total		($3,626)

The amount of gain recognized during the year ended December 31, 2011 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $1,980,000.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:
(000's omitted)	Banking	Other	Eliminations	Consolidated Total
2011
Net interest income	$209,302	$111	$0	$209,413
Provision for loan losses	4,736	0	0	4,736
Noninterest income	46,921	44,142	(1,841)	89,222
Amortization of intangible assets	3,393	988	0	4,381
Other operating expenses	152,468	35,364	(1,841)	185,991
Income before income taxes	$95,626	$7,901	$0	$103,527
Assets	$6,461,694	$38,557	($11,976)	$6,488,275
Goodwill	$334,554	$10,496	$0	$345,050

2010
Net interest income	$181,582	$102	$0	$181,684
Provision for loan losses	7,205	0	0	7,205
Noninterest income	49,342	41,066	(1,616)	88,792
Amortization of intangible assets	5,081	876	0	5,957
Other operating expenses	140,267	32,278	(1,616)	170,929
Income before income taxes	$78,371	$8,014	$0	$86,385
Assets	$5,420,990	$33,129	($9,613)	$5,444,506
Goodwill	$287,412	$10,280	$0	$297,692

2009
Net interest income	$165,429	$71	$0	$165,500
Provision for loan losses	9,790	0	0	9,790
Noninterest income	47,133	37,708	(1,306)	83,535
Amortization of intangible assets	7,176	994	0	8,170
Goodwill impairment	0	3,079	0	3,079
Other operating expenses	143,760	32,475	(1,306)	174,929
Income before income taxes	$51,836	$1,231	$0	$53,067
Assets	$5,378,916	$35,201	($11,304)	$5,402,813
Goodwill	$287,412	$10,280	$0	$297,692

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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
Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Community Bank System, Inc.

In our opinion, the consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
February 29, 2012

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2011 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$55,135	$54,568	$54,187	$45,523	$209,413
Provision for loan losses	1,593	1,043	1,050	1,050	$4,736
Net interest income after provision for loan losses	53,542	53,525	53,137	44,473	204,677
Noninterest income	22,399	23,216	22,765	20,842	89,222
Operating expenses	47,837	48,093	51,126	43,316	190,372
Income before income taxes	28,104	28,648	24,776	21,999	103,527
Income taxes	9,116	8,640	6,790	5,839	30,385
Net income	$18,988	$20,008	$17,986	$16,160	$73,142

Basic earnings per share	$0.51	$0.54	$0.49	$0.48	$2.03
Diluted earnings per share	$0.51	$0.54	$0.49	$0.48	$2.01

2010 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$46,133	$46,324	$45,945	$43,282	$181,684
Provision for loan losses	1,935	1,400	2,050	1,820	7,205
Net interest income after provision for loan losses	44,198	44,924	43,895	41,462	174,479
Noninterest income	21,783	22,914	22,378	21,717	88,792
Operating expenses	44,121	44,352	44,220	44,193	176,886
Income before income taxes	21,860	23,486	22,053	18,986	86,385
Income taxes	5,966	6,224	5,891	4,984	23,065
Net income	$15,894	$17,262	$16,162	$14,002	$63,320

Basic earnings per share	$0.48	$0.52	$0.49	$0.42	$1.91
Diluted earnings per share	$0.47	$0.51	$0.48	$0.42	$1.89

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2011 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 4, 2012 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
                      December 31, 2011 and 2010

-     Consolidated Statements of Income,
      Years ended December 31, 2011, 2010, and 2009

-     Consolidated Statements of Comprehensive Income,
                      Years ended December 31, 2011, 2010, and 2009

-     Consolidated Statements of Changes in Shareholders' Equity,
                      Years ended December 31, 2011, 2010, and 2009

-     Consolidated Statement of Cash Flows,
                      Years ended December 31, 2011, 2010, and 2009

-     Notes to Consolidated Financial Statements,
                      December 31, 2011

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
                      Years ended December 31, 2011 and 2010 (unaudited)

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

10.5 Employment Agreement, effective January 1, 2012, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on December 30, 2011 (Registration No. 001-13695). **

10.6 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).   **

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

10.11 2004 Long-Term Incentive Compensation Program, as to be amended.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 12, 2011 (Registration No. 001-13695). **

10.12 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.13 Deferred Compensation Plan for Directors, as amended.  Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.14 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.15 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).  **

10.16 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002.  Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.17 Employment Agreement, dated January 3, 2011, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2011 (Registration No. 001-13695). **

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

COMMUNITY BANK SYSTEM, INC.

By
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
February 29, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2012.

/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Edward S. Mucenski
Brian R. Ace, Director	Edward S. Mucenski, Director

/s/ Mark J. Bolus	/s/ John Parente
Mark J. Bolus, Director	John Parente, Director

/s/ Paul M. Cantwell, Jr.	/s/ Sally A. Steele
Paul M. Cantwell, Jr., Director	Sally A. Steele, Director

/s/ Nicholas A. DiCerbo	/s/ John F. Whipple, Jr.
Nicholas A. DiCerbo, Director and Chairman of the Board of Directors	John F. Whipple Jr., Director

/s/ Neil E. Fesette	/s/ Alfred S. Whittet
Neil E. Fesette, Director	Alfred S. Whittet, Director

/s/ James A. Gabriel	/s/ James A. Wilson
James A. Gabriel, Director	James A. Wilson, Director

/s/ James W. Gibson, Jr.	/s/ Brian R. Wright
James W. Gibson, Jr., Director	Brian R. Wright, Director