Form 10-K/A
period 2011-12-31
COMMUNITY BANK SYSTEM INC
filed 2012-03-30
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares of the common stock, $1.00 par value, outstanding as of the close of business on January 31, 2012: 39,196,328 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2012 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE FOR FORM 10-K/A

The purpose of this Amendment No. 1 (“Amendment No. 1”) to our annual report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Form 10-K”), is solely to restate our Index to Exhibits and to furnish our eXtensible Business Report Language (“XBRL”) interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 to this Form 10-K may be furnished by amendment within 30 days of the original filing date for the Form 10-K.

No other changes have been made to the Form 10-K other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date for the Form 10-K or modify or update in any way disclosures made in Form 10-K.

Item 15.  Exhibits, Financial Statement Schedules

INDEX TO EXHIBITS.

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

32.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS XBRL Instance Document. ****
101.SCH XBRL Taxonomy Extension Schema Document. ****
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. ****
101.DEF XBRL Taxonomy Extension Definition Linkbase Document. ****
101.LAB XBRL Taxonomy Extension Label Linkbase Document. ****
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. ****

* Filed with the Form 10-K filed on February 29, 2012.

** Denotes management contract or compensatory plan or arrangement

*** Furnished with the Form 10-K filed on February 29, 2012.

****XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By: /s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 30, 2012