Form 10-Q
period 2012-03-31
COMMUNITY BANK SYSTEM INC
filed 2012-05-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,446,227 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2012.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Income
	Three months ended March 31, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2012 and 2011	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2012	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2012 and 2011	7

	Notes to the Consolidated Financial Statements
	March 31, 2012	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	March 31,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$132,055	$324,878

Available-for-sale investment securities (cost of $1,966,877 and $1,453,461, respectively)	2,045,380	1,538,973

Held-to-maturity investment securities (fair value of $708,013 and $617,835, respectively)	652,673	553,495

Other securities, at cost	67,092	58,902

Loans held for sale, at fair value	-	532

Loans	3,460,739	3,471,025
Allowance for loan losses	(41,809)	(42,213)
Net loans	3,418,930	3,428,812

Goodwill	345,050	345,050
Core deposit intangibles, net	10,715	11,519
Other intangibles, net	3,715	3,995
Intangible assets, net	359,480	360,564

Premises and equipment, net	83,848	85,956
Accrued interest receivable	27,944	28,579
Other assets	125,056	107,584

Total assets	$6,912,458	$6,488,275

Liabilities:
Noninterest-bearing deposits	$911,131	$894,464
Interest-bearing deposits	4,040,876	3,900,781
Total deposits	4,952,007	4,795,245

Borrowings	910,427	728,281
Subordinated debt held by unconsolidated subsidiary trusts	102,054	102,048
Accrued interest and other liabilities	107,297	88,118
Total liabilities	6,071,785	5,713,692

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 40,240,332 and
37,794,532 shares issued, respectively	40,240	37,795
Additional paid-in capital	372,554	313,501
Retained earnings	420,415	411,805
Accumulated other comprehensive income	24,997	29,165
Treasury stock, at cost (801,260 and 808,123 shares, respectively)	(17,533)	(17,683)
Total shareholders' equity	840,673	774,583

Total liabilities and shareholders' equity	$6,912,458	$6,488,275

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Interest and fees on loans	$47,638	$42,297
Interest and dividends on taxable investments	14,275	12,229
Interest and dividends on nontaxable investments	5,598	5,761
Total interest income	67,511	60,287

Interest expense:
Interest on deposits	5,509	6,006
Interest on borrowings	7,400	7,291
Interest on subordinated debt held by unconsolidated subsidiary trusts	693	1,467
Total interest expense	13,602	14,764

Net interest income	53,909	45,523
Less: provision for loan losses	1,644	1,050
Net interest income after provision for loan losses	52,265	44,473

Noninterest income:
Deposit service fees	10,369	9,685
Other banking services	994	794
Benefit trust, administration, consulting and actuarial fees	8,973	8,183
Wealth management services	3,132	2,180
Total noninterest income	23,468	20,842

Noninterest expenses:
Salaries and employee benefits	27,425	23,111
Occupancy and equipment	6,463	6,057
Data processing and communications	5,583	4,771
Amortization of intangible assets	1,086	901
Legal and professional fees	2,208	1,339
Office supplies and postage	1,468	1,196
Business development and marketing	1,172	1,254
FDIC insurance premiums	906	1,361
Acquisition expenses	260	691
Other	2,832	2,635
Total noninterest expenses	49,403	43,316

Income before income taxes	26,330	21,999
Income taxes	7,504	5,839
Net income	$18,826	$16,160

Basic earnings per share	$0.49	$0.48
Diluted earnings per share	$0.48	$0.48
Dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011

Other comprehensive income, before tax:
Change in accumulated unrealized gain or loss for pension and other post retirement obligations	$682	$174
Change in unrealized losses on derivative instruments used in cash flow hedging relationships	-	788
Unrealized holding (losses) gains arising during period	(7,010)	8,977
Other comprehensive (loss) gain, before tax:	(6,328)	9,939
Income tax benefit (expense) related to other comprehensive income	2,160	(3,821)
Other comprehensive (loss) gain, net of tax:	(4,168)	6,118
Net income	18,826	16,160
Comprehensive income	$14,658	$22,278

Tax Effect Allocated To Each Component Of Comprehensive Income:

Tax effect of unrealized loss for pension and other postretirement obligations	($264)	($68)

Tax effect of unrealized losses on derivative instruments used in cash flow hedging relationships	-	(303)

Tax effect of unrealized gains and losses on available-for-sale securities arising during period	2,424	(3,450)

Income tax benefit (expense) related to other comprehensive loss	$2,160	($3,821)

Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($39,795)	($23,090)
Tax effect	15,339	8,904
Net unrealized loss for pension and other postretirement obligations	(24,456)	(14,186)

Unrealized losses on derivative instruments used in cash flow hedging relationships	-	(2,445)
Tax effect	-	949
Net unrealized losses on derivative instruments used in cash flow hedging relationships	-	(1,496)

Unrealized gain on available-for-sale securities	78,503	18,910
Tax effect	(29,050)	(6,451)
Net unrealized gain on available-for-sale securities	49,453	12,459

Accumulated other comprehensive income (loss)	$24,997	($3,223)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2012
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income(Loss)	Stock	Total

Balance at December 31, 2011	36,986,409	$37,795	$313,501	$411,805	$29,165	($17,683)	$774,583

Net income				18,826			18,826

Other comprehensive loss, net of tax					(4,168)		(4,168)

Dividends declared:
Common, $0.26 per share				(10,216)			(10,216)

Common stock issued under employee
stock plan, including tax benefits of $660	322,863	315	5,043			150	5,508

Stock-based compensation			1,223				1,223

Common stock issuance	2,129,800	2,130	52,787				54,917

Balance at March 31, 2012	39,439,072	$40,240	$372,554	$420,415	$24,997	($17,533)	$840,673

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$18,826	$16,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,809	2,739
Amortization of intangible assets	1,086	901
Net accretion of premiums & discounts on securities, loans and borrowings	(998)	(314)
Stock-based compensation	1,223	1,262
Provision for loan losses	1,644	1,050
Amortization of mortgage servicing rights	188	224
Income from bank-owned life insurance policies	(271)	(113)
Net gain from sale of loans and other assets	(171)	(388)
Net change in loans held for sale	562	3,976
Change in other assets and liabilities	3,997	(2,416)
Net cash provided by operating activities	28,895	23,081
Investing activities:
Proceeds from maturities of held-to-maturity investment securities	4,555	11,703
Proceeds from maturities of available-for-sale investment securities	36,742	36,760
Purchases of held-to-maturity investment securities	(103,633)	(2,299)
Purchases of available-for-sale investment securities	(549,254)	(86,795)
Net change in other securities	(8,190)	7
Net decrease in loans	8,238	24,506
Cash paid for acquisition	0	(270)
Purchases of premises and equipment	(560)	(2,137)
Net cash used in investing activities	(612,102)	(18,525)
Financing activities:
Net increase in deposits	156,762	86,986
Net change in borrowings	182,146	(75)
Issuance of common stock	60,425	1,324
Cash dividends paid	(9,609)	(7,976)
Tax benefits from share-based payment arrangements	660	286
Net cash provided by financing activities	390,384	80,545
Change in cash and cash equivalents	(192,823)	85,101
Cash and cash equivalents at beginning of period	324,878	211,837
Cash and cash equivalents at end of period	$132,055	$296,938
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,824	$14,882
Cash paid for income taxes	3,091	124
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,216	8,022
Transfers from loans to other real estate	739	912

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2012 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

NOTE B:  ACQUISITIONS

On January 19, 2012, Community Bank, N.A. (”the Bank”), the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”).  Under the Agreements, the Bank will acquire 19 branches in Central, Northern, and Western New York, consisting of three branches purchased directly from First Niagara and 16 branches which are currently owned by HSBC Bank USA, National Association (“HSBC”). First Niagara is assigning its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the Agreements, the Bank will acquire approximately $218 million in loans and $955 million in deposits at a blended deposit premium of 3.22%.  The branch acquisitions are expected to close during the third quarter of 2012, subject to regulatory review and approval and customary closing conditions.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

On November 30, 2011, the Company, through its Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary, acquired certain assets and liabilities of CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The results of CAI’s operations have been included in the consolidated financial statements since that date.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank, for approximately $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District, and Catskill regions of Upstate New York.  Wilber was merged into the Company and Wilber National Bank was merged into the Bank.  The results of Wilber’s operations have been included in the Company’s financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of acquisition.  The following table summarizes the estimated fair value of the assumed assets and liabilities.

(000s omitted)
Consideration paid:
Community Bank System, Inc. common stock	$82,580
Cash	21,885
Total consideration paid	104,465
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	26,901
Investment securities	297,573
Loans	462,334
Premises and equipment	6,353
Accrued interest receivable	2,615
Other assets and liabilities, net	46,942
Core deposit intangibles	4,016
Other intangibles	1,595
Deposits	(771,554)
Borrowings	(19,668)
Total identifiable assets	57,107
Goodwill	$ 47,358

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

The core deposit intangible and customer list are being amortized over their estimated useful life of approximately eight years, using an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Wilber acquisition and to the Other segment for the CAI acquisition.  The goodwill arising from the Wilber acquisition is not deductible for tax purposes while the goodwill arising from the CAI acquisition is deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired from Wilber were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

Direct costs related to the acquisitions were expensed as incurred.  During the three months ended March 31, 2012 and 2011, the Company incurred $0.3 million and $0.7 million, respectively, of merger and acquisition integration-related expenses and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Wilber acquisition had been completed as of January 1,  2011 for the three months ended March 31, 2011 and January 1, 2010 for the three months ended March 31, 2010. The pro forma information does not include amounts related to CAI as the amounts were immaterial and financial information is not readily available. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company’s policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information, for the three months ended March 31, 2011 set forth below reflects adjustments related to (a) certain purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) income tax rate adjustment.  Expenses related to conversion of systems and other costs of integration, as well as certain one-time costs, are included in the periods in which they were incurred.

	Pro Forma (Unaudited) Three Months Ended
(000’s omitted)	March 31, 2011	March 31, 2010
Total revenue, net of interest expense	$75,671	$75,706
Net income	16,523	15,363
Earnings per share:
Basic	$0.45	$0.42
Diluted	$0.44	$.042

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 54 through 60 of the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

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

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.  For loans individually evaluated for impairment, a provision is recoded when the required allowance exceeds any remaining discount on the loan.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans, if any, to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2012.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes D and K for more information.

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

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles, and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 8 to 20 years. The initial and ongoing carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.

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

New Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The standard requires new disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide both gross and net information in the notes to the financial statements for relevant assets and liabilities. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company’s financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$546,636	$50,127	$1,968	$594,795	$448,260	$56,800	$0	$505,060
Obligations of state and political subdivisions	70,987	5,515	0	76,502	69,623	5,088	0	74,711
Government agency mortgage-backed securities	32,083	1,696	0	33,779	35,576	2,452	0	38,028
Corporate debt securities	2,940	0	30	2,910	0	0	0	0
Other securities	27	0	0	27	36	0	0	36
Total held-to-maturity portfolio	$652,673	$57,338	$1,998	$708,013	$553,495	$64,340	$0	$617,835

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$927,036	$49,971	$104	$976,903	$463,922	$56,626	$0	$520,548
Obligations of state and political subdivisions	614,466	28,162	2,130	640,498	543,527	29,721	236	573,012
Government agency mortgage-backed securities	294,686	19,416	25	314,077	310,541	20,840	2	331,379
Pooled trust preferred securities	67,087	0	19,702	47,385	68,115	0	24,269	43,846
Government agency collateralized mortgage obligations	41,726	1,655	71	43,310	45,481	1,572	110	46,943
Corporate debt securities	21,495	1,294	0	22,789	21,495	1,360	0	22,855
Marketable equity securities	381	84	47	418	380	92	82	390
Total available-for-sale portfolio	$1,966,877	$100,582	$22,079	$2,045,380	$1,453,461	$110,211	$24,699	$1,538,973

Other Securities:
Federal Home Loan Bank common stock	$46,533			$46,533	$38,343			$38,343
Federal Reserve Bank common stock	15,451			15,451	15,451			15,451
Other equity securities	5,108			5,108	5,108			5,108
Total other securities	$67,092			$67,092	$58,902			$58,902

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of March 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	5	$96,318	$1,968	0	$0	$0	5	$96,318	$1,968
Corporate debt securities	2	2,910	30	0	0	0	2	2,910	30
Total held-to-maturity portfolio	7	99,228	1,998	0	0	0	7	99,228	1,998

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	2	34,365	104	0	0	0	2	34,365	104
Obligations of state and political subdivisions	116	80,605	2,096	6	6,238	34	122	86,843	2,130
Government agency mortgage-backed securities	3	3,421	24	1	30	1	4	3,451	25
Pooled trust preferred securities	0	0	0	3	47,385	19,702	3	47,385	19,702
Government agency collateralized mortgage obligations	2	49	0	9	5,157	71	11	5,206	71
Marketable equity securities	1	157	44	3	13	3	4	170	47
Total available-for-sale portfolio	124	118,597	2,268	22	58,823	19,811	146	177,420	22,079
Total investment portfolio	131	$217,825	$4,266	22	$58,823	$19,811	153	$276,648	$24,077

As of December 31, 2011

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	2	$211	$0	6	$6,038	$236	8	$6,249	$236
Government agency mortgage-backed securities	3	2,415	2	0	0	0	3	2,415	2
Pooled trust preferred securities	0	0	0	3	43,846	24,269	3	43,846	24,269
Government agency collateralized mortgage obligations	17	6,648	110	0	0	0	17	6,648	110
Marketable equity securities	1	123	78	3	12	4	4	135	82
Total available-for-sale/investment portfolio	23	$9,397	$190	12	$49,896	$24,509	35	$59,293	$24,699

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $68.6 million and unrealized losses of $19.7 million at March 31, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of March 31, 2012, an additional 37% - 38% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined OTTI did not exist at March 31, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of March 31, 2012 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$12,525	$12,615	$31,089	$31,342
Due after one through five years	279,894	307,866	228,714	243,293
Due after five years through ten years	163,599	183,466	885,741	917,083
Due after ten years	164,572	170,287	484,540	495,857
Subtotal	620,590	674,234	1,630,084	1,687,575
Government agency collateralized mortgage obligations	0	0	41,726	43,310
Government agency mortgage-backed securities	32,083	33,779	294,686	314,077
Total	$652,673	$708,013	$1,966,496	$2,044,962

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance.  Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on real property.  Business lending is comprised of general purpose commercial and industrial loans including agricultural-related and dealer floor plans, as well as mortgages on commercial property.  Consumer installment – indirect consists primarily of loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.  Consumer installment – direct are all other loans to consumers such as personal installment loans and lines of credit.  Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.  Loans are summarized as follows:

	March 31,	December 31,
(000's omitted)	2012	2011
Consumer mortgage	$1,245,217	$1,214,621
Business lending	1,210,773	1,226,439
Consumer installment - indirect	542,605	556,955
Consumer installment - direct	144,428	149,170
Home equity	317,716	323,840
Gross loans, including deferred origination costs	3,460,739	3,471,025
Allowance for loan losses	(41,809)	(42,213)
Loans, net of allowance for loan losses	$3,418,930	$3,428,812

The outstanding balance related to credit impaired acquired loans was $25.5 million and $25.9 million at March 31, 2012 and December 31, 2011, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at December 31, 2011	$2,610
Accretion recognized, to-date	(456)
Net reclassification from accretable to nonaccretable	184
Balance at March 31, 2012	$2,338

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2012:

Legacy Loans (excludes loans acquired after January 1, 2009)
(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$11,611	$2,256	$6,027	$19,894	$1,151,433	$1,171,327
Business lending	5,975	111	13,312	19,398	945,140	964,538
Consumer installment - indirect	5,775	30	0	5,805	519,300	525,105
Consumer installment – direct	1,272	63	0	1,335	135,358	136,693
Home equity	2,015	240	839	3,094	283,830	286,924
Total	$26,648	$2,700	$20,178	$49,526	$3,035,061	$3,084,587

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$697	$137	$1,105	$1,939	$0	$71,951	$73,890
Business lending	1,778	1,051	8,467	11,296	17,037	217,902	246,235
Consumer installment - indirect	434	1	1	436	0	17,064	17,500
Consumer installment – direct	61	0	0	61	0	7,674	7,735
Home equity	343	0	396	739	0	30,053	30,792
Total	$3,313	$1,189	$9,969	$14,471	$17,037	$344,644	$376,152
(1)
– Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2011:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,026	$2,144	$5,755	$23,925	$1,111,795	$1,135,720
Business lending	4,799	389	10,966	16,154	953,745	969,899
Consumer installment - indirect	8,847	32	0	8,879	527,030	535,909
Consumer installment – direct	1,912	95	0	2,007	138,500	140,507
Home equity	2,269	218	864	3,351	290,093	293,444
Total	$33,853	$2,878	$17,585	$54,316	$3,021,163	$3,075,479

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$985	$27	$765	$1,777	$0	$77,124	$78,901
Business lending	3,473	10	9,592	13,075	17,428	226,037	256,540
Consumer installment - indirect	737	0	2	739	0	20,307	21,046
Consumer installment – direct	167	0	0	167	0	8,496	8,663
Home equity	465	175	341	981	0	29,415	30,396
Total	$5,827	$212	$10,700	$16,739	$17,428	$361,379	$395,546
(1)
– Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	In general, the condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2012			December 31, 2011
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$737,844	$146,507	$884,351	$732,873	$157,494	$890,367
Special mention	105,680	43,785	149,465	118,800	47,890	166,690
Classified	120,563	38,906	159,469	118,226	33,728	151,954
Doubtful	451	0	451	0	0	0
Acquired impaired	0	17,037	17,037	0	17,428	17,428
Total	$964,538	$246,235	$1,210,773	$969,899	$256,540	$1,226,439

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and non-accrual loans.

The following table details the balances in all other loan categories at March 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,163,044	$525,075	$136,630	$285,845	$2,110,594
Nonperforming	8,283	30	63	1,079	9,455
Total	$1,171,327	$525,105	$136,693	$286,924	$2,120,049

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$72,648	$17,498	$7,735	$30,396	$128,277
Nonperforming	1,242	2	0	396	1,640
Total	$73,890	$17,500	$7,735	$30,792	$129,917

The following table details the balances in all other loan categories at December 31, 2011:

Legacy loans (excludes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,127,821	$535,877	$140,412	$292,362	$2,096,472
Nonperforming	7,899	32	95	1,082	9,108
Total	$1,135,720	$535,909	$140,507	$293,444	$2,105,580

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,109	$21,044	$8,663	$29,880	$137,696
Nonperforming	792	2	0	516	1,310
Total	$78,901	$21,046	$8,663	$30,396	$139,006

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of March 31, 2012 and December 31, 2011 follows:

	March 31,	December 31,
(000’s omitted)	2012	2011
Loans with reserve	$8,017	$4,118
Loans without reserve	7,043	2,308
Carrying balance	15,060	6,426
Contractual balance	18,270	8,527
Specifically allocated allowance	1,880	895

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(269)	(1,565)	(1,039)	(457)	(116)	0	0 0	(3,446)
Recoveries	13	155	1,042	172	16	0	0 0	1,398
Provision	490	2,249	(1,025)	61	251	(452)	70	1,644
Ending balance	$4,885	$21,413	$7,938	$3,066	$1,281	$2,770	$456	$41,809

	Three Months Ended March 31, 2011
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$2,451	$22,326	$9,922	$3,977	$689	$3,145	$0	$42,510
Charge-offs	(236)	(843)	(1,026)	(417)	(36)	0	0 0	(2,558)
Recoveries	19	86	817	216	7	0	0 0	1,145
Provision	865	(10)	(74)	18	200	51	0 0	1,050
Ending balance	$3,099	$21,559	$9,639	$3,794	$860	$3,196	$0	$42,147

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$32,437	($21,722)	$10,715	$32,437	($20,918)	$11,519
Other intangibles	9,431	(5,716)	3,715	9,429	(5,434)	3,995
Total amortizing intangibles	$41,868	($27,438)	$14,430	$41,866	($26,352)	$15,514

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr - Dec 2012	$3,027
2013	3,305
2014	2,579
2015	1,905
2016	1,314
Thereafter	2,300
Total	$14,430

Shown below are the components of the Company’s goodwill at March 31, 2012:

(000’s omitted)	December 31, 2011	Activity	March 31, 2012
Goodwill	$349,874	$0	$349,874
Accumulated impairment	(4,824)	-	(4,824)
Goodwill, net	$345,050	$0	$345,050

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.13%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.12%)	12/15/2036	Par

On December 8, 2006, the Company established Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of approximately $0.8 million was recognized during the three months ended March 31, 2011 due to the interest rate swap agreement.

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three months ended March 31 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2012	2011	2012	2011
Service cost	$848	$686	$0	$0
Interest cost	1,098	961	29	38
Expected return on plan assets	(2,299)	(1,767)	0	0
Amortization of unrecognized net loss	922	474	3	2
Amortization of prior service cost	(37)	(37)	(206)	(264)
Net periodic benefit cost	$532	$317	($174)	($224)

Effective September 30, 2011, the Wilber National Bank Retirement Plan, with $20.5 million in assets, was merged into the Community Bank System, Inc. Pension Plan and, as required, the combined plan was revalued.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million weighted-average anti-dilutive stock options outstanding at March 31, 2012, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding at March 31, 2011, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(000's omitted, except per share data)	2012	2011
Net income	$18,826	$16,160
Income attributable to unvested stock-based compensation awards	(104)	(131)
Income available to common shareholders	18,722	16,029

Weighted-average common shares outstanding – basic	38,573	33,245
Basic earnings per share	$0.49	$0.48

Net income	$18,826	$16,160
Income attributable to unvested stock-based compensation awards	(104)	(131)
Income available to common shareholders	18,722	16,029

Weighted-average common shares outstanding	38,573	33,245
Assumed exercise of stock options	535	472
Weighted-average shares – diluted	39,108	33,717
Diluted earnings per share	$0.48	$0.48

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2011 or thus far in 2012.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2012	December 31, 2011
Commitments to extend credit	$583,856	$572,393
Standby letters of credit	24,539	25,279
Total	$608,395	$597,672

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to its consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $1 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.   There were no transfers between any of the levels for the periods presented.

	March 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$770,022	$206,881	$0	$976,903
Obligations of state and political subdivisions	0	640,498	0	640,498
Government agency mortgage-backed securities	0	314,077	0	314,077
Pooled trust preferred securities	0	0	47,385	47,385
Government agency collateralized mortgage obligations	0	43,310	0	43,310
Corporate debt securities	0	22,789	0	22,789
Marketable equity securities	418	0	0	418
Total available-for-sale investment securities	$770,440	$1,227,555	$47,385	$2,045,380

	December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$311,958	$208,590	$0	$520,548
Obligations of state and political subdivisions	0	573,012	0	573,012
Government agency mortgage-backed securities	0	331,379	0	331,379
Pooled trust preferred securities	0	0	43,846	43,846
Government agency collateralized mortgage obligations	0	46,943	0	46,943
Corporate debt securities	0	22,855	0	22,855
Marketable equity securities	390	0	0	390
Total available-for-sale investment securities	312,348	1,182,779	43,846	1,538,973
Mortgage loans held for sale	0	532	0	532
Total	$312,348	$1,183,311	$43,846	$1,539,505

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques from third party sources as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The Company did not hold any mortgage loans held for sale at March 31, 2012.   Unrealized gains and losses on mortgage loans held for sale, when they occur, are recognized in other banking services income in the consolidated statement of income.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2012	2011
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$43,846	$41,993	$58	$42,051
Total gains (losses) included in earnings (1)(2)	47	23	(58)	(35)
Total gains included in other comprehensive income(3)	4,567	6,523	0	6,523
Principal reductions	(1,075)	(367)	0	(367)
Commitments to originate real estate loans held for sale, net	0	0	58	58
Ending balance	$47,385	$48,172	$58	$48,230
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking service fees.
(3) Amounts included in other comprehensive income associated with the pooled trust preferred securities are relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	March 31, 2012				December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$4,582	$4,582	$0	$0	$4,118	$4,118
Other real estate owned	0	0	2,690	2,690	0	0	2,682	2,682
Mortgage servicing rights	0	0	890	890	0	0	1,747	1,747
Total	$0	$0	$8,162	$8,162	$0	$0	$8,547	$8,547

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

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are significant, ranging from 9% to 46% at March 31, 2012 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $332,000 at March 31, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2011 or the three months ended March 31, 2012.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of March 31, 2012 are as follows:

(000's omitted)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$47,385	Consensus pricing	Weighting of prices	56.5 – 75.3 (69.1%)

Impaired loans	4,582	Appraisals	Estimated cost of disposal/market adjustment	11% - 25%

Other real estate owned	2,690	Appraisals	Estimated cost of disposal/market adjustment	9% – 46%

Mortgage servicing rights	890	Discounted cash flow	Weighted average constant prepayment rate	16.2% - 29.3% (24.7%)
			Spread over market curve	2.98% - 4.10% (3.68%)
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,460,739	$3,468,883	$3,471,025	$3,491,729
Financial liabilities:
Deposits	4,952,007	4,964,875	4,795,245	4,810,856
Borrowings	910,427	1,004,813	728,281	828,018
Subordinated debt held by unconsolidated subsidiary trusts	102,054	75,196	102,048	73,211

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Loans have been classified as a Level 3 valuation.  Fair values for variable rate loans that re-price frequently are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality for the same remaining maturity.

Deposits have been classified as a Level 2 valuation.  The fair value of demand deposits, interest-bearing checking deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date as rates re-price frequently and, therefore, are deemed to approximate market interest rates.  The fair value of time deposit obligations is determined using a discounted cash flow analysis based on current market rates for similar products.

Borrowings have been classified as a Level 2 valuation.  Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

Subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation.  The fair value of subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.

Other financial assets and liabilities – Cash and cash equivalents have been classified as a Level 1 valuation, while accrued interest receivable and accrued interest payable have been classified as a Level 2 valuation.  The fair values of each approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present low credit and interest rate risk.

NOTE L:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking as its reportable operating business segment.  Community Bank, N.A. operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northern Pennsylvania.

Other operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments include administration, consulting and actuarial services to sponsors of employee benefit plans, investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2012
Net interest income	$53,869	$40	$0	$53,909
Provision for loan losses	1,644	0	0	1,644
Noninterest income	11,363	12,679	(574)	23,468
Amortization of intangible assets	804	282	0	1,086
Other operating expenses	38,517	10,374	(574)	48,317
Income before income taxes	$24,267	$2,063	$0	$26,330
Assets	$6,887,276	$39,412	($14,230)	$6,912,458
Goodwill	$334,554	$10,496	$0	$345,050
Three Months Ended March 31, 2011
Net interest income	$45,501	$22	$0	$45,523
Provision for loan losses	1,050	0	0	1,050
Noninterest income	10,480	10,843	(481)	20,842
Amortization of intangible assets	700	201	0	901
Other operating expenses	34,549	8,347	(481)	42,415
Income before income taxes	$19,682	$2,317	$0	$21,999
Assets	$5,525,773	$33,141	($9,542)	$5,549,372
Goodwill	$287,411	$10,281	$0	$297,692

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 30, 2012 and 2011, although in some circumstances the fourth quarter of 2011 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 23.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2012, “first quarter” refers to the quarter ended March 31, 2012, and earnings per share (“EPS”) figures refer to diluted EPS.

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

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.  For loans individually evaluated for impairment, a provision is recoded when the required allowance exceeds any remaining discount on the loan.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

•
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and expected return on plan assets.

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

•
Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 54-60 of the most recent Form 10-K (fiscal year ended December 31, 2011) filed with the Securities and Exchange Commission on February 29, 2012.

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”), which operates in Pennsylvania under the name First Liberty Bank and Trust.

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

On November 30, 2011, the Company, through its BPAS subsidiary, acquired certain assets and liabilities of CAI Benefits, Inc. (“CAI”) a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

First quarter net income of $18.8 million was $2.7 million or 16% higher than the respective prior year period.  Earnings per share were $0.48 for the three months ended March 31, 2012, consistent with the first quarter of 2011.  The higher net income was due in large part to higher net interest income that resulted from earning asset growth, principally from the Wilber acquisition, partially offset by a lower net interest margin.  Also contributing to higher net income was a higher level of noninterest income due to incremental deposit service fees from the Wilber acquisition, higher debit card-related revenue, higher employee benefits administration and consulting revenues, primarily driven by the CAI acquisition and solid revenue growth from the wealth management businesses, which benefitted from more favorable market conditions.  These were partially offset by a higher provision for loan losses, higher operating expenses  reflective of the additional operating costs from the Wilber acquisition, and a higher effective income tax rate.  First quarter 2012 earnings per share were reduced by approximately two cents per share due to the successful common stock offering in January 2012 in which the Company issued 2.13 million shares of its common stock in support of the pending bank branch acquisition.

Asset quality in the first quarter of 2012 remained stable and favorable in comparison to averages for peer financial organizations.  First quarter loan net charge-off  ratios were higher than those experienced in the first quarter of 2011.  Nonperforming loan ratios were higher than experienced in the last year.  The current quarter provision for loan losses was higher than the first quarter of 2011.  Delinquency ratios increased from the first quarter of 2011, but were below those experienced in the fourth quarter of 2011.  The Company experienced year-over-year growth in first quarter average interest-earning assets, reflective of the Wilber acquisition which added approximately $421 million of loans and $297 million of investments.  Average deposits in the first quarter of 2012 were higher than the first quarter of 2011 driven by the Wilber acquisition, and were higher than the fourth quarter of 2011 due to organic deposit growth.  Average borrowings increased during the first quarter of 2012, as the Company pre-invested a portion of the expected liquidity to be derived from the branch acquisition expected to close in the third quarter of 2012.

On January 19, 2012, the Bank, the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (“the HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the” First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”).  Under the Agreements, the Bank will acquire 19 branches in Central, Northern, and Western New York, consisting of three branches purchased directly from First Niagara and 16 branches which are currently owned by HSBC Bank USA, National Association (“HSBC”).  First Niagara is assigning its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise.  The branch acquisitions will strengthen and extend the Company’s Upstate New York presence.  Under the terms of the Agreements, the Bank will acquire approximately $218 million in loans and $955 million in deposits at a blended deposit premium of 3.22%.  The branch acquisitions are expected to close during the third quarter of 2012, subject to regulatory review and approval and customary closing conditions.  The Company expects to incur certain one-time, transaction-related costs related to the acquisition in 2012.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $18.8 million increased 16% versus the comparable period of 2011.  Earnings per share for the first quarter of $0.48 were consistent with the first quarter of 2011.  First quarter 2012’s earnings per share were approximately two cents per share lower than the first quarter of 2011 due to the successful common stock offering in January in support of the pending branch acquisition.

 As reflected in Table 1, first quarter net interest income of $53.9 million was up $8.4 million or 18% from the comparable prior year period resulting from an increase in interest-earning assets, primarily due to the Wilber acquisition, partially offset by a lower net interest margin in the first quarter of 2012.  The current quarter’s provision for loan losses increased $0.6 million as compared to the first quarter of 2011, consistent with the $0.6 million increase in first quarter net charge-offs and the continuation of generally stable and favorable asset quality metrics.  First quarter noninterest income was $23.5 million, up $2.6 million or 12.6%, from the first quarter of 2011, primarily due to the Wilber and CAI acquisitions.  Contributing to the increase was a $1.0 million increase in revenue generated from the Company’s wealth management group, principally from activities related to the trust operations acquired from Wilber, as well as solid organic growth generated by more favorable market conditions.

Operating expenses of $49.4 million for the first quarter  increased $6.1 million or 14.1% from the comparable prior year period, reflective of additional operating costs associated with the Wilber and CAI  acquisitions completed in April and November, respectively, partially offset by lower FDIC insurance costs and acquisition expenses.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2012	2011
Net interest income	$53,909	$45,523
Provision for loan losses	1,644	1,050
Noninterest income	23,468	20,842
Operating expenses	49,403	43,316
Income before taxes	26,330	21,999
Income taxes	7,504	5,839
Net income	$18,826	$16,160

Diluted weighted average common shares outstanding	39,323	33,989
Diluted earnings per share	$0.48	$0.48

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2012 was $57.9 million, an $8.4 million or 17% increase from the same period last year.  The increase was a result of a $966.5 million increase in first quarter interest-earning assets versus the prior year having a greater impact than the $758.4 million increase in average interest-bearing liabilities and a 12-basis point decrease in the net interest margin.  As reflected in Table 3, the first quarter volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $15.6 million favorable impact on net interest income, while the rate decrease on interest bearing assets and the volume increase on interest bearing liabilities had a $7.2 million unfavorable impact on net interest income.

Average investments, including cash equivalents, for the first quarter were $518.2 million higher than the comparable period of 2011, reflective of the acquired Wilber portfolio and the purchase of approximately $600 million of U.S. Treasury securities late in the first quarter of 2012.  The Company actively redeployed maturing loan and investment cash flows and excess funding supplied by deposit growth, and began its planned investment of a portion of the excess liquidity expected from the pending branch acquisition.  First quarter average loan balances increased $448.3 million as compared to the comparable period of 2011, due to the approximately $424 million of acquired Wilber loans, and $24.0 million of organic growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $729.1 million or 23% for the quarter as compared to the first quarter of 2011, primarily as a result of the Wilber acquisition and organic growth.  Quarterly average borrowings increased $29.3 million or 3.5% reflective of the initiative to pre-invest a portion of the liquidity expected from the branch acquisition in the third quarter.

The net interest margin of 3.96% for the first quarter decreased 12 basis points as compared to the first quarter of 2011.  Earning asset yields declined by 41 basis points reflective of lower yields on loans and investment securities, and a $93 million increase in low-rate cash equivalent balances versus last year’s first quarter.   This was partially offset by continued disciplined deposit pricing, the expiration of the interest rate swap agreement on the trust preferred securities and the addition of low-rate overnight borrowings resulting in a 29-basis point reduction in the total cost of funds in comparison to the first quarter of 2011.  A significant portion of the net interest margin decline was a result of the $600 million of U.S. Treasury purchases in mid-March of 2012, which carried lower net spread characteristics.

The decrease in the earning-asset yield was attributable to a 70-basis point decrease in investment yield, including cash equivalents, for the quarter as compared to the prior year period and the maturity of higher rate investments being replaced with lower rate investments and cash equivalents.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 15-basis point decline in the loan yield as compared to the like period of 2011, as a result of lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and certain existing adjustable and fixed-rate loans repricing downward.  The decline in the yield on the investment portfolio throughout the last year was largely a result of a higher level of average invested cash balances, the maturity of longer term investments and the purchase of $600 million of U.S. Treasury securities with an average yield of 2.32%.

The first quarter cost of funds decreased versus the prior year quarter due to a 19-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and noninterest bearing deposits and a 49-basis point decrease in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2011 and the first three months of 2012 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.  The decrease in the average rate paid on external borrowings was primarily due to the maturing of the interest rate swap in December of 2011 which had converted the variable rate trust preferred securities into a fixed rate obligation at 6.43% for a term of five years and the utilization of low-rate overnight borrowings to fund acquisition related investment activity.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 38.79% and 38.53% in 2012 and 2011, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$251,828	$161	0.26%	$159,044	$98	0.25%
Taxable investment securities (1)	1,565,215	14,608	3.75%	1,188,182	12,585	4.30%
Nontaxable investment securities (1)	613,947	8,870	5.81%	565,564	9,076	6.51%
Loans (net of unearned discount)(2)	3,454,240	47,903	5.58%	3,005,926	42,497	5.73%
Total interest-earning assets	5,885,230	71,542	4.89%	4,918,716	64,256	5.30%
Noninterest-earning assets	733,582			568,902
Total assets	$6,618,812			$5,487,618

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,862,820	2,018	0.28%	$2,323,181	2,361	0.41%
Time deposits	1,101,242	3,491	1.28%	911,805	3,645	1.62%
Borrowings	859,774	8,093	3.79%	830,454	8,758	4.28%
Total interest-bearing liabilities	4,823,836	13,602	1.13%	4,065,440	14,764	1.47%
Noninterest-bearing liabilities:
Noninterest checking deposits	884,451			739,515
Other liabilities	89,482			70,104
Shareholders' equity	821,043			612,559
Total liabilities and shareholders' equity	$6,618,812			$5,487,618

Net interest earnings		$57,940			$49,492
Net interest spread			3.76%			3.83%
Net interest margin on interest-earning assets			3.96%			4.08%

Fully tax-equivalent adjustment		$4,031			$3,969

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

Table 3: Rate/Volume

	Three months ended March 31, 2012 versus March 31, 2011
	Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$59	$4	$63
Taxable investment securities	3,648	(1,625)	2,023
Nontaxable investment securities	741	(947)	(206)
Loans (net of unearned discount)	6,230	(824)	5,406
Total interest-earning assets (2)	12,013	(4,727)	7,286

Interest paid on:
Interest checking, savings and money market deposits	476	(819)	(343)
Time deposits	679	(833)	(154)
Borrowings	301	(966)	(665)
Total interest-bearing liabilities (2)	2,474	(3,636)	(1,162)

Net interest earnings (2)	9,539	(1,091)	8,448

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust units within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2012	2011
Deposit service fees	$10,369	$9,685
Benefit trust, administration, consulting and actuarial fees	8,973	8,183
Wealth management services	3,132	2,180
Other banking services	674	398
Mortgage banking	320	396
Total noninterest income	23,468	$20,842

Noninterest income/operating income (FTE basis) (1)	28.8%	29.6%

(1) For purposes of this ratio noninterest income excludes gains on investment securities and debt extinguishments. Operating income is defined as net interest income plus noninterest income, excluding gains on investment securities and debt extinguishments, plus a fully-tax equivalent basis adjustment.

As displayed in Table 4, noninterest income was $23.5 million in the first quarter of 2012, an increase of $2.6 million or 12.6% for the quarter in comparison to 2011.  General recurring banking fees of $11.0 million for the first quarter were $1.0 million or 9.5% higher than the first quarter of 2011 primarily due to the Wilber acquisition.  Excluding the Wilber acquisition, certain general recurring banking fees were lower than the prior year period, reflective of lower service utilization due to economic conditions and regulatory and process changes.  Effective in the third quarter of 2010, Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions unless the customer formally consents.  Although the majority of the Company’s customers who responded did consent to protecting their accounts from electronic transaction rejection, net lower utilization of this customer service has been experienced.  Offsetting this decline are increased fees from the expansion of ATM and debit-card usage.

Residential mortgage banking income totaled $0.3 million for the first quarter of 2012 as compared to $0.4 million in the first quarter of 2011, comprised almost entirely from servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio in the first quarter of 2012.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  First quarter 2012 mortgage banking income includes a $0.1 million recovery of impairment charges taken in prior periods for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $1.5 million in the first quarter of 2012 as compared to $21.0 million for the comparable 2011 period.  There were no residential mortgage loans held for sale at March 31, 2012.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.8 million or 9.7% for the three months ended March 31, 2012 as compared to the prior year period, a result of the CAI acquisition completed in December 2011.  While not immediately additive to earnings, the acquisition added approximately $0.8 million in revenue in the strategically important metropolitan New York market place.  Wealth management services revenue increased $1.0 million, or 44% for the first quarter as compared to the first quarter of 2011, driven by incremental revenue produced from the acquired Wilber trust operations as well as solid organic growth at the other wealth management businesses which benefited from more favorable market conditions and generation of new client relationships.

The ratio of noninterest income to total income (FTE basis) was 28.8% for the quarter versus 29.6% for the comparable period of 2011.  The decrease is a function of a 17% increase in net interest income, primarily the result of the Wilber acquisition, while noninterest income increased at a lesser 12.6% rate.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2012	2011
Salaries and employee benefits	$27,425	$23,111
Occupancy and equipment	6,463	6,057
Data processing and communications	5,583	4,771
Amortization of intangible assets	1,086	901
Legal and professional fees	2,208	1,339
Office supplies and postage	1,468	1,196
Business development and marketing	1,172	1,254
FDIC insurance premiums	906	1,361
Acquisition expenses	260	691
Other	2,832	2,635
Total operating expenses	$49,403	$43,316

Operating expenses(1)/average assets	2.92%	3.08%
Efficiency ratio	59.0%	59.3%

(1) Operating expenses are total noninterest expenses excluding acquisition expenses, contract termination charges, goodwill impairment and amortization of intangibles.

As shown in Table 5, first quarter 2012 operating expenses were $49.4 million, an increase of $6.1 million or 14.1% from the prior year level, and reflective of the additional operating costs associated with the Wilber and CAI acquisitions completed in 2011.  Salaries and employee benefits increased $4.3 million or 19% from the comparable prior year period, primarily due to the addition of approximately 200 employees from the Wilber acquisition and 30 employees from the CAI acquisition, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.8 million in total and up $0.4 million excluding acquisitions), legal and professional fees (up $0.9 million in total and up $0.8 million excluding acquisitions), occupancy and equipment costs (up $0.4 million in total and down $0.3 million excluding acquisitions), office supplies (up $0.3 million in total and up $0.2 million excluding acquisitions), property related write-downs (up $0.2 million in total and excluding the acquisitions), and amortization of intangible assets (up $0.2 million in total and down  $0.1 million excluding the acquisition), partially offset by lower FDIC insurance premiums (down $0.5 million in total).

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and special charges divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities) was 59.0% for the first quarter, 0.3 percentage points favorable to the comparable quarter of 2011.  This resulted from operating expenses (as described above) increasing 15.2%, while recurring operating income increased at a higher 15.8% rate, driven by a 17% increase in net interest income and a 13% increase in noninterest income primarily due to the acquisitions of Wilber and CAI.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 16 basis points for the quarter.  Operating expenses (as defined above) for the quarter versus the same prior year period increased 15%, while average assets increased 21% for the same time periods.

Income Taxes

The first quarter effective income tax rate was 28.5%, up from the 26.5% effective tax rate for the comparable period of 2011.  The higher effective tax rate for 2012 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.77 billion at the end of the first quarter, an increase of $613.8 million from December 31, 2011 and an increase of $972.9 million from March 31, 2011.  The book value (excluding unrealized gains) of investments increased $620.8 million from December 31, 2011 and $913.3 million from March 31, 2011.  In April 2011, the Company added $297 million of investments from the Wilber acquisition, primarily government agency mortgage-backed securities, government agency collateralized mortgage obligations and U.S. Treasury and agency securities.  In March 2012, the Company purchased approximately $600 million of U.S. Treasury securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings that will be replaced with liquidity provided by the pending branch acquisition.  With these purchases, the overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities and government agency collateralized mortgage obligations and a decrease in the proportion of obligations of state and political subdivisions and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2012, the portfolio had a $78.5 million net unrealized gain, an increase of $59.6 million from the unrealized gain at March 31, 2011 and $7.0 million lower than the unrealized gain at December 31, 2011.  These changes in the unrealized gain are indicative of interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $55.3 million of net unrealized gains as of March 31, 2012.

Table 6: Investment Securities
	March 31, 2012		December 31, 2011		March 31, 2011
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$546,636	$594,795	$448,260	$505,060	$478,190	$496,042
Obligations of state and political subdivisions	70,987	76,502	69,623	74,711	66,599	66,315
Government agency mortgage-backed securities	32,083	33,779	35,576	38,028	48,489	50,854
Corporate debt securities	2,940	2,910	0	0	0	0
Other securities	27	27	36	36	47	47
Total held-to-maturity portfolio	652,673	708,013	553,495	617,835	593,325	613,258

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	927,036	976,903	463,922	520,548	323,545	345,288
Obligations of state and political subdivisions	614,466	640,498	543,527	573,012	534,421	542,278
Government agency mortgage-backed securities	294,686	314,077	310,541	331,379	165,374	173,626
Pooled trust preferred securities	67,087	47,385	68,115	43,846	69,164	48,172
Government agency collateralized mortgage obligations	41,726	43,310	45,481	46,943	9,665	10,075
Corporate debt securities	21,495	22,789	21,495	22,855	24,016	25,589
Marketable equity securities	381	418	380	390	380	447
Available-for-sale portfolio	1,966,877	2,045,380	1,453,461	1,538,973	1,126,565	1,145,475
Net unrealized gain on available-for-sale portfolio	78,503	0	85,512	0	18,910	0
Total available-for-sale portfolio	2,045,380	2,045,380	1,538,973	1,538,973	1,145,475	1,145,475

Other Securities:
Federal Home Loan Bank common stock	46,533	46,533	38,343	38,343	37,299	37,299
Federal Reserve Bank common stock	15,451	15,451	15,451	15,451	12,378	12,378
Other equity securities	5,108	5,108	5,108	5,108	3,769	3,769
Total other securities	67,092	67,092	58,902	58,902	53,446	53,446

Total investments	$2,765,145	$2,820,485	$2,151,370	$2,215,710	$1,792,246	$1,812,179

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $68.6 million and unrealized losses of $19.7 million at March 31, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of March 31, 2012, an additional 37% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at March 31, 2012 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at March 31, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of March 31, 2012 and thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of March 31, 2012

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 3/31/12	$20,965	$22,820	$23,302
Fair value at 3/31/12	14,330	16,617	16,438
Unrealized loss at 3/31/12	$6,635	$6,203	$6,864
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(Baa3/BB/CCC+)	(Baa3/BB/CCC)
Number of depository institutions/companies in issuance	62/72	42/49	45/56
Deferrals and defaults as a percentage of collateral	28.0%	28.1%	26.9%
Excess subordination	32.9%	31.6%	32.8%

Loans

As shown in Table 8, loans ended the first quarter at $3.46 billion, down $10.3 million (0.3%) from year-end 2011 and up $460.3 million (15%) from one year earlier.  The growth during the last twelve months was primarily attributable to the acquisition of Wilber.  The slight decline during the first quarter was due to continued soft but improving demand in business lending and seasonal declines in installment products, partially offset by strong consumer growth in the consumer mortgage portfolio.

Table 8: Loans
(000's omitted)	March 31, 2012		December 31, 2011		March 31, 2011
Consumer mortgage	$1,245,217	36.0%	$1,214,621	35.0%	$1,055,164	35.2%
Business lending	1,210,773	35.0%	1,226,439	35.3%	1,006,114	33.5%
Consumer installment – indirect	542,605	15.7%	556,955	16.1%	500,058	16.7%
Consumer installment – direct	144,428	4.1%	149,170	4.3%	139,183	4.6%
Home equity	317,716	9.2%	323,840	9.3%	299,925	10.0%
Total loans	$3,460,739	100.0%	$3,471,025	100.0%	$3,000,444	100.0%

The combined total of general-purpose business lending to commercial and industrial customers and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio increased $204.7 million versus one year ago and decreased $15.7 million from December 31, 2011.  The decline was due to contractual and other principal reductions, including the disposition of certain Wilber impaired loans.  Excluding loans acquired from Wilber, business lending declined $55.8 million from one year ago and declined $6.4 million from December 31, 2011.  Customer demand has remained soft due primarily to general economic conditions.  The first quarter of 2012 included certain unscheduled payoffs as well as limited increases in general line utilization.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $190.1 million year-over-year.  Excluding mortgage loans acquired from Wilber, mortgage lending increased $102.2 million from one year ago and increased $33.9 million from December 31, 2011.  During the first quarter of 2012, the Company originated and sold $1.5 million of residential mortgages, as compared to $21.0 million in the first quarter of 2011 and $43.1 million for the year ended December 31, 2011.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $47.8 million on a year-over-year basis.  Excluding the impact of consumer installment loans acquired from Wilber, the consumer installment lending portfolio increased $10.7 million from one year ago.  During the first quarter of 2012, the consumer installment portfolio declined  $16.9 million after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has improved modestly in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth that is consistent with its longer-term historical experience.

Home equity loans increased $17.8 million or 5.9% from one year ago.  Excluding the home equity loans acquired from Wilber, the home equity portfolio decreased $14.8 million from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2012 and 2011 and December 31, 2011.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2012	2011	2011
Nonaccrual loans
Consumer mortgage	$7,132	$6,520	$5,832
Business lending	21,779	20,558	7,788
Consumer installment – indirect	1	2	0
Consumer installment – direct	0	0	0
Home equity	1,235	1,205	1,333
Total nonaccrual loans	30,147	28,285	14,953
Accruing loans 90+ days delinquent
Consumer mortgage	2,393	2,171	2,203
Business lending	1,162	399	184
Consumer installment – indirect	31	32	37
Consumer installment – direct	63	95	77
Home equity	240	393	273
Total accruing loans 90+ days delinquent	3,889	3,090	2,774
Nonperforming loans
Consumer mortgage	9,525	8,691	8,035
Business lending	22,941	20,957	7,972
Consumer installment – indirect	32	34	37
Consumer installment – direct	63	95	77
Home equity	1,475	1,598	1,606
Total nonperforming loans	34,036	31,375	17,727

Other real estate (OREO)	2,690	2,682	1,945
Total nonperforming assets	$36,726	$34,057	$19,672

Allowance for loan losses / total loans	1.21%	1.22%	1.40%
Allowance for legacy loan losses / total legacy loans (1)	1.30%	1.36%	1.40%
Allowance for loan losses / nonperforming loans	132%	135%	238%
Allowance for legacy loans / nonperforming loans (1)	175%	197%	238%
Nonperforming loans / total loans	0.92%	0.90%	0.59%
Nonperforming assets / total loans and other real estate	0.99%	0.98%	0.66%
Delinquent loans (30 days old to nonaccruing) to total loans	1.78%	2.05%	1.46%
Net charge-offs to average loans outstanding (quarterly)	0.24%	0.21%	0.19%
Net charge-offs to average legacy loans outstanding (quarterly)	0.10%	0.24%	0.19%
Loan loss provision to net charge-offs (quarterly)	80%	94%	74%
Legacy loan loss provision to net charge-offs (quarterly) (1)	37%	86%	74%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at March 31, 2012 were $36.7 million, a $2.7 million increase versus the level at the end of 2011 and a $17.1 million increase as compared to the level one year earlier.  The increase is primarily due to two large commercial relationships, one of which was acquired from Wilber, moving to non-accrual status during the fourth quarter of 2011.  Other real estate owned (“OREO”) of $2.7 million increased $0.7 million from one-year ago and was consistent with the level at year-end 2011.  The Company is managing 29 OREO properties at March 31, 2012 as compared to 28 OREO properties at December 31, 2011 and 23 OREO properties at March 31, 2011.  Excluding the OREO properties acquired from Wilber, OREO remained consistent with year-end 2011 and declined $0.2 million from one year ago.  Nonperforming loans were 0.92% of total loans outstanding at the end of the first quarter, two and 33 basis points higher than the levels at December 31, 2011 and March 31, 2011, respectively.

Approximately 67% of the nonperforming loans at March 31, 2012 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The increase in nonperforming loans in the business lending portfolio is primarily related to relationships acquired in the Wilber acquisition that were not impaired at acquisition but subsequently stopped performing.  Despite the relatively weak economic conditions, the Company has successfully reduced the level of nonperforming business loans from the legacy portfolio over the last year.  Approximately 28% of nonperforming loans at March 31, 2012 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower, although have not experienced the significant decline in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  The remaining five percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 132% at the end of the first quarter, compared to 135% at year-end 2011 and 238% at March 31, 2011.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.78% at the end of the first quarter, 27 basis points below the 2.05% at year-end 2011 and 32 basis points higher than the 1.46% at March 31, 2011.  The consumer installment, consumer mortgage and home equity loan delinquency ratios at the end of the first quarter decreased in comparison to both December 31, 2011 and March 31, 2011.  The delinquency rate for business lending increased as compared to both December 31, 2011 and March 31, 2011.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2012	2011
Allowance for loan losses at beginning of period	$42,213	$42,510
Charge-offs:
Consumer mortgage	269	236
Business lending	1,565	843
Consumer installment – indirect	1,039	1,026
Consumer installment – direct	457	417
Home equity	116	36
Total charge-offs	3,446	2,558
Recoveries:
Consumer mortgage	13	19
Business lending	155	86
Consumer installment – indirect	1,042	817
Consumer installment – direct	172	216
Home equity	16	7
Total recoveries	1,398	1,145
Net charge-offs	2,048	1,413
Provision for loans losses	1,644	1,050
Allowance for loan losses at end of period	$41,809	$42,147

Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.08%	0.08%
Business lending	0.47%	0.30%
Consumer installment – indirect	0.00%	0.17%
Consumer installment – direct	0.78%	0.56%
Home equity	0.13%	0.04%
Total loans	0.24%	0.19%

As displayed in Table 10, net charge-offs during the first quarter of 2012 were $2.0 million, $0.6 million higher than the equivalent 2011 period.  Net charge-offs for the consumer indirect portfolio decreased as compared to the equivalent prior year period, while the other portfolios experienced higher levels of net charge-offs in the first quarter of 2012 as compared to the first quarter of 2011.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.24%, three basis points higher than the linked quarter and five basis points higher than the comparable quarter of 2011.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

A $1.6 million provision for loan losses was recorded in the first quarter, comprised of a $0.2 million provision for legacy loans, a $1.3 million provision for acquired non-impaired loans and a $0.1 million provision for acquired impaired loans.  The combined provision was $0.6 million higher than the equivalent prior year period.  The first quarter 2012 loan loss provision for legacy loans was $0.5 million below the level of net charge-offs for the quarter, reflective of lower net charge-offs, a small decline in loan balances and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $41.8 million as of March 31, 2012 declined slightly from the level one year ago.  Changes in the proportional mix of loans in the portfolio contributed to these changes and resulted in the allowance for loan loss to total legacy loans ratio of 1.30% at March 31, 2012, six basis points lower than  year-end  and ten basis points lower than  the 1.40% at March 31, 2011.  As of March 31, 2012, fair value-based loan marks related to the $376 million of remaining non-impaired loan balances acquired from Wilber approximated $17 million or 4.5% of the portfolio, a rate consistent with the level at December 31, 2011 and slightly lower than the level at the date of acquisition.

Deposits

As shown in Table 11, average deposits of $4.85 billion in the first quarter were up $874.0 million compared to the first quarter of 2011 and $40.8 million versus the fourth quarter of last year.  Excluding the impact of the Wilber acquisition, average quarterly deposits increased $112.9 million or 2.8% from the first quarter of 2011.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (interest checking, noninterest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.75% in the first quarter of 2011 to 0.56% in the most recent quarter.  The Company continues to focus heavily on growing its core deposits through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average first quarter non-public fund deposits decreased $18.5 million or 0.4% versus the fourth quarter of 2011 and increased $752.1 million or 21% compared to the year earlier period.  Excluding the impact of the Wilber acquisition, average non-public fund deposits increased $102.0 million or 2.9% from the first quarter of 2011.  Average public fund deposits in the first quarter increased $59.3 million, or 13%, from the fourth quarter 2011 and $121.9 million, or 31%, from the first quarter of 2011 in large part due to the Wilber acquisition.  Excluding the impact of the Wilber acquisition, average public fund deposits increased $10.8 million or 2.8% from the first quarter of 2011.  Public fund deposits as a percentage of total deposits increased from 9.9% in the first quarter 2011 to 10.6% in the current quarter.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2012	2011	2011
Noninterest checking deposits	$884,451	$878,443	$739,515
Interest checking deposits	945,094	913,187	733,379
Regular savings deposits	678,681	660,716	556,245
Money market deposits	1,239,045	1,216,069	1,033,557
Time deposits	1,101,242	1,139,260	911,805
Total deposits	$4,848,513	$4,807,675	$3,974,501

Nonpublic fund deposits	$4,334,784	$4,353,238	$3,582,643
Public fund deposits	513,729	454,437	391,858
Total deposits	$4,848,513	$4,807,675	$3,974,501

Borrowings

At the end of the first quarter external borrowings of $1.0 billion were $182.2 million or 22% higher than borrowings at December 31, 2011, and were $182.1 million higher than the end of the first quarter of 2011, reflective of  short term borrowings from FHLB used to fund the purchase of U.S. Treasury securities in March 2012 pre-investing some of the anticipated liquidity coming from the branch acquisition expected to close during the third quarter.  The cost of funds on total borrowings in the first quarter of 3.79% was 49 basis points below that of the year-earlier period, reflective of the maturing of the interest rate swap in December of 2011 which converted the variable rate trust preferred securities into a fixed rate obligation at 6.43% for a term of five years, as well as the utilization of very low rate overnight borrowings to fund recent investment purchases.

Shareholders’ Equity

Total shareholders’ equity of $840.7 million at the end of the first quarter rose $66.1 million from the balance at December 31, 2011.  This increase consisted of $54.9 million from shares issued in advance of the pending branch acquisition, net income of $18.8 million, $5.5 million from shares issued under the employee stock plan, and $1.2 million from employee stock options earned, partially offset by a $4.2 million decrease in other comprehensive income and dividends declared of $10.2 million.  The change in other comprehensive income/(loss) was comprised of a $4.6  million decrease in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a positive $0.4 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $216.6 million, as the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.37% at the end of the first quarter, up 99 basis points from year-end 2011 and 95 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2011 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 14.2% while average assets excluding intangibles and the market value adjustment on investments increased at a slower pace of 2.2%.  A significant portion of these changes were attributable to the stock offering completed in January of 2012 in expectation of the branch acquisition.  The Tier I leverage ratio increased as compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased at a 33% rate, while average assets excluding intangibles and the market value adjustment increased at a slower 19% rate driven by the public stock issuance and strong earnings growth and retention. The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.7% increased 58 basis points from December 31, 2011 and increased 134 basis points versus March 31, 2011.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment and the building of capital through a public stock offering in January 2012 to support the branch acquisition and higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2012 was 54.3%, up from 49.6% for the first three months of 2011.  Net income increased 17%, while dividends declared increased 27%.  The Company’s quarterly dividend was raised from $0.24 to $0.26 in July 2011 and the number of common shares outstanding increased 18% over the last twelve months, primarily due to the shares issued in conjunction with the acquisition of Wilber and the stock offering in January of 2012.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $910 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2012, the Bank had $132 million of cash and cash equivalents of which $9 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $290 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.8 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2012, this ratio was 25.0% for 30-days and 25.1% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2012, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with high impact on the liquidity position.  The results of the stress tests as of March 31, 2012 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology based systems involving large multi-year contracts;  (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (9) the ability to maintain and increase market share and control expenses;  (10) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations  concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (12) the outcome of pending or future litigation and government proceedings; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 32, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 70% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 27% of the total portfolio, of which, 97% carry a minimum rating of A.  The remaining 3% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using March 31, 2012 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  In the 0 basis point model, the prime and federal funds rates remain at current levels while longer-term rates are lowered to the historical low levels seen in the third quarter of 2011.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2012
+200 basis points	($1,368,000)
0 basis points	($1,051,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely due to slower investment cash flows, slower assumed prepayment speeds and the repricing of assets to higher rates offset by the increase of deposit and overnight funding rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 0 basis point model, the Bank shows interest rate risk exposure if the yield curve continues to flatten.  Net interest income declines during the first twelve months as investment cash flows increase, assets reprice to lower rates and corresponding deposits are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall again, and thus, the 0 basis point model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in reporting that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in the first quarter of 2012.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

1.1
Underwriting Agreement, dated January 23, 2012, between the Company and RBC Capital Markets, LLC, in its capacity as representative of the several underwriters named therein.  Incorporated by reference to Exhibit No. 1.1 to the Current Report on Form 8-K filed on January 27, 2012.

2.1
Assignment, Purchase and Assumption Agreement, dated January 19, 2012, by and among Community Bank, N.A., HSBC Bank USA, National Association, HSBC Securities (USA) Inc., HSBC Technology & Services (USA) Inc. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on January 20, 2012.

2.2
 Purchase and Assumption Agreement, dated January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit No. 2.2 to the Current Report on Form 8-K filed on January 20, 2012.

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

32.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

* Filed herewith.

**Furnished herewith.

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

Community Bank System, Inc.

Date: May 10, 2012	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: May 10, 2012	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer