Form 10-Q
period 2012-06-30
COMMUNITY BANK SYSTEM INC
filed 2012-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,474,504 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2012.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2012 and 2011	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2012	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2012 and 2011	7

	Notes to the Consolidated Financial Statements
	June 30, 2012	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	June 30,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$130,902	$324,878

Available-for-sale investment securities (cost of $2,076,249 and $1,453,461, respectively)	2,206,147	1,538,973

Held-to-maturity investment securities (fair value of $717,179 and $617,835, respectively)	647,747	553,495

Other securities, at cost	78,024	58,902

Loans held for sale, at fair value	0	532

Loans	3,561,670	3,471,025
Allowance for loan losses	(41,828)	(42,213)
Net loans	3,519,842	3,428,812

Goodwill, net	345,050	345,050
Core deposit intangibles, net	9,941	11,519
Other intangibles, net	3,444	3,995
Intangible assets, net	358,435	360,564

Premises and equipment, net	84,575	85,956
Accrued interest receivable	32,577	28,579
Other assets	108,082	107,584

Total assets	$7,166,331	$6,488,275

Liabilities:
Noninterest-bearing deposits	$944,695	$894,464
Interest-bearing deposits	3,965,657	3,900,781
Total deposits	4,910,352	4,795,245

Borrowings	1,157,872	728,281
Subordinated debt held by unconsolidated subsidiary trusts	102,060	102,048
Accrued interest and other liabilities	110,988	88,118
Total liabilities	6,281,272	5,713,692

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 40,273,189 and
37,794,532 shares issued, respectively	40,273	37,795
Additional paid-in capital	373,926	313,501
Retained earnings	431,226	411,805
Accumulated other comprehensive income	57,167	29,165
Treasury stock, at cost (801,260 and 808,123 shares, respectively)	(17,533)	(17,683)
Total shareholders' equity	885,059	774,583

Total liabilities and shareholders' equity	$7,166,331	$6,488,275

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$47,077	$49,471	$94,715	$91,768
Interest and dividends on taxable investments	17,450	14,640	31,725	26,869
Interest and dividends on nontaxable investments	6,018	5,739	11,616	11,500
Total interest income	70,545	69,850	138,056	130,137

Interest expense:
Interest on deposits	4,380	6,791	9,889	12,797
Interest on borrowings	7,713	7,389	15,113	14,680
Interest on subordinated debt held by unconsolidated subsidiary trusts	681	1,483	1,374	2,950
Total interest expense	12,774	15,663	26,376	30,427

Net interest income	57,771	54,187	111,680	99,710
Less: provision for loan losses	2,155	1,050	3,799	2,100
Net interest income after provision for loan losses	55,616	53,137	107,881	97,610

Noninterest income:
Deposit service fees	11,035	10,488	21,404	20,173
Mortgage and other banking services	896	1,627	1,890	2,421
Benefit trust, administration, consulting and actuarial fees	8,664	7,854	17,637	16,037
Wealth management services	3,101	2,782	6,233	4,962
Gain on investment securities & debt extinguishments, net	0	14	0	14
Total noninterest income	23,696	22,765	47,164	43,607

Operating expenses:
Salaries and employee benefits	26,844	25,531	54,269	48,642
Occupancy and equipment	6,130	6,253	12,593	12,310
Data processing and communications	5,768	5,179	11,351	9,949
Amortization of intangible assets	1,045	1,189	2,131	2,090
Legal and professional fees	1,804	1,307	4,012	2,646
Office supplies and postage	1,382	1,377	2,850	2,573
Business development and marketing	1,876	2,183	3,048	3,438
FDIC insurance premiums	903	1,177	1,809	2,538
Acquisition expenses	164	3,617	424	4,308
Other	3,454	3,313	6,286	5,948
Total operating expenses	49,370	51,126	98,773	94,442

Income before income taxes	29,942	24,776	56,272	46,775
Income taxes	8,871	6,790	16,375	12,629
Net income	$21,071	$17,986	$39,897	$34,146

Basic earnings per share	$0.53	$0.49	$1.02	$0.97
Diluted earnings per share	$0.53	$0.49	$1.01	$0.96
Dividends declared per share	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Other comprehensive income, before tax:
Change in accumulated unrealized gain or loss for pension and other post retirement obligations	$683	$174	$1,365	$349
Change in unrealized losses on derivative instruments used in cash flow hedging relationships	0	804	0	1,592
Unrealized gains on securities:
Unrealized holding gains arising during period	51,396	19,425	44,386	28,402
Reclassification adjustment for gains included in net income	0	(106)	0	(106)
Other comprehensive income, before tax:	52,079	20,297	45,751	30,237
Income tax expense related to other comprehensive income	(19,909)	(7,620)	(17,749)	(11,441)
Other comprehensive income, net of tax:	32,170	12,677	28,002	18,796
Net income	21,071	17,986	39,897	34,146
Comprehensive income	$53,241	$30,663	$67,899	$52,942

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Tax Effect Allocated To Each Component Of Comprehensive Income:

Tax effect of unrealized loss for pension and other postretirement obligations	($266)	($67)	($530)	($135)
Tax effect of unrealized losses on derivative instruments used in cash flow hedging relationships	0	(310)	0	(613)
Tax effect of unrealized gains and losses on available-for-sale securities arising during period	(19,643)	(7,243)	(17,219)	(10,693)
Income tax benefit (expense) related to other comprehensive loss	($19,909)	($7,620)	($17,749)	($11,441)

	As of June 30,	As of December 31,
	2012	2011
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($39,112)	($40,477)
Tax effect	15,073	15,603
Net unrealized loss for pension and other postretirement obligations	(24,039)	(24,874)

Unrealized losses on derivative instruments used in cash flow hedging relationships	0	0
Tax effect	0	0
Net unrealized losses on derivative instruments used in cash flow hedging relationships	0	0

Unrealized gain on available-for-sale securities	129,898	85,512
Tax effect	(48,692)	(31,473)
Net unrealized gain on available-for-sale securities	81,206	54,039
Accumulated other comprehensive income	$57,167	$29,165

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2012
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2011	36,986,409	$37,795	$313,501	$411,805	$29,165	($17,683)	$774,583

Net income				39,897			39,897

Other comprehensive income, net of tax					28,002		28,002

Dividends declared:
Common, $0.52 per share				(20,476)			(20,476)

Common stock issued under employee
stock plan, including tax benefits of $720	355,720	348	5,602			150	6,100

Stock-based compensation			2,036				2,036

Common stock issuance	2,129,800	2,130	52,787				54,917

Balance at June 30, 2012	39,471,929	$40,273	$373,926	$431,226	$57,167	($17,533)	$885,059

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$39,897	$34,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,551	5,659
Amortization of intangible assets	2,131	2,090
Net accretion of premiums & discounts on securities, loans and borrowings	(2,584)	(1,431)
Stock-based compensation	2,036	2,292
Provision for loan losses	3,799	2,100
Amortization of mortgage servicing rights	365	446
Income from bank-owned life insurance policies	(536)	(374)
Gain on investment securities and debt extinguishments, net	0	(14)
Net gain from sale of loans and other assets	(82)	(524)
Net change in loans held for sale	576	3,538
Change in other assets and liabilities	789	2,464
Net cash provided by operating activities	51,942	50,392
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	10,795
Proceeds from maturities of available-for-sale investment securities	103,709	103,299
Proceeds from maturities of held-to-maturity investment securities	12,602	18,627
Proceeds from maturities of other investment securities	1	1,195
Purchases of available-for-sale investment securities	(724,530)	(147,898)
Purchases of held-to-maturity investment securities	(106,226)	(5,354)
Purchases of other securities	(19,123)	(2)
Net (increase) decrease in loans	(94,829)	10,916
Cash paid for acquisition	0	6,258
Purchases of premises and equipment	(4,132)	(4,235)
Net cash used in investing activities	(832,528)	(6,399)
Financing activities:
Net increase in deposits	115,107	51,503
Net increase (decrease) in borrowings	429,591	(19,779)
Issuance of common stock	61,017	1,852
Cash dividends paid	(19,825)	(15,997)
Tax benefits from share-based payment arrangements	720	284
Net cash provided by financing activities	586,610	17,863
Change in cash and cash equivalents	(193,976)	61,856
Cash and cash equivalents at beginning of period	324,878	211,837
Cash and cash equivalents at end of period	$130,902	$273,693
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,775	$30,134
Cash paid for income taxes	9,655	9,689
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,260	8,831
Transfers from loans to other real estate	1,977	3,405
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	0	814,144
Fair value of liabilities assumed	0	791,222

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2012 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On January 19, 2012, Community Bank, N.A. (the” Bank”), the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”).  Under the Agreements, the Bank agreed to acquire 19 branches in Central, Northern, and Western New York, consisting of three branches to be purchased directly from First Niagara and 16 branches to be purchased from HSBC Bank USA, National Association (“HSBC”). First Niagara assigned its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise. On July 20, 2012, the Company completed its acquisition of the 16 retail branches owned by HSBC, adding approximately $107 million in loans and $697 million of deposits at a blended deposit premium of 3.4%.  Upon closing, the Company repaid $430 million of overnight borrowings.  The acquisition of the three branches owned by First Niagara is expected to close later in the third quarter and will add approximately $72 million of loans and $138 million of deposits also at a blended deposit premium of 3.2%.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

On November 30, 2011, the Company, through its Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary, acquired certain assets and liabilities of CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The Company acquired $1.4 million of assets and $0.2 million of liabilities.  The results of CAI’s operations have been included in the consolidated financial statements since that date.  The transaction adds valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank, for approximately $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District, and Catskill regions of Upstate New York.  Wilber was merged into the Company and Wilber National Bank was merged into the Bank.  The Company acquired $462.3 million of loans, $297.6 million of investments, $771.6 million of deposits, and $19.7 million of borrowings.  The results of Wilber’s operations have been included in the Company’s financial statements since that date.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively, and $3.6 million and $4.3 million during the three and six months ended June 30, 2011, respectively, and have been separately stated in the Consolidated Statements of Income.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans, if any, to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2012.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$547,294	$62,053	$0	$609,347	$448,260	$56,800	$0	$505,060
Obligations of state and political subdivisions	69,669	5,707	0	75,376	69,623	5,088	0	74,711
Government agency mortgage-backed securities	27,822	1,669	0	29,491	35,576	2,452	0	38,028
Corporate debt securities	2,935	3	0	2,938	0	0	0	0
Other securities	27	0	0	27	36	0	0	36
Total held-to-maturity portfolio	$647,747	$69,432	$0	$717,179	$553,495	$64,340	$0	$617,835

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$994,415	$94,877	$0	$1,089,292	$463,922	$56,626	$0	$520,548
Obligations of state and political subdivisions	685,086	29,560	1,414	713,232	543,527	29,721	236	573,012
Government agency mortgage-backed securities	277,971	20,364	21	298,314	310,541	20,840	2	331,379
Pooled trust preferred securities	64,688	0	15,902	48,786	68,115	0	24,269	43,846
Government agency collateralized mortgage obligations	38,713	1,258	61	39,910	45,481	1,572	110	46,943
Corporate debt securities	14,995	1,236	0	16,231	21,495	1,360	0	22,855
Marketable equity securities	381	80	79	382	380	92	82	390
Total available-for-sale portfolio	$2,076,249	$147,375	$17,477	$2,206,147	$1,453,461	$110,211	$24,699	$1,538,973

Other Securities:
Federal Home Loan Bank common stock	$57,452			$57,452	$38,343			$38,343
Federal Reserve Bank common stock	15,451			15,451	15,451			15,451
Other equity securities	5,121			5,121	5,108			5,108
Total other securities	$78,024			$78,024	$58,902			$58,902

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of June 30, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	156	$109,974	$1,413	1	$561	$1	157	$110,535	$1,414
Government agency mortgage-backed securities	2	4,826	21	1	23	0	3	4,849	21
Pooled trust preferred securities	0	0	0	3	48,786	15,902	3	48,786	15,902
Government agency collateralized mortgage obligations	2	432	2	9	4,562	59	11	4,994	61
Marketable equity securities	2	137	76	3	13	3	5	150	79
Total available-for-sale/investment portfolio	162	$115,369	$1,512	17	$53,945	$15,965	179	$169,314	$17,477

As of December 31, 2011

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	2	$211	$0	6	$6,038	$236	8	$6,249	$236
Government agency mortgage-backed securities	3	2,415	2	0	0	0	3	2,415	2
Pooled trust preferred securities	0	0	0	3	43,846	24,269	3	43,846	24,269
Government agency collateralized mortgage obligations	17	6,648	110	0	0	0	17	6,648	110
Marketable equity securities	1	123	78	3	12	4	4	135	82
Total available-for-sale/investment portfolio	23	$9,397	$190	12	$49,896	$24,509	35	$59,293	$24,699

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $66.1 million and unrealized losses of $15.9 million at June 30, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of June 30, 2012, an additional 38% - 40% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined OTTI did not exist at June 30, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of June 30, 2012 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$22,134	$22,631	$31,757	$32,476
Due after one through five years	270,054	299,848	226,808	243,177
Due after five years through ten years	164,044	187,712	979,205	1,046,438
Due after ten years	163,693	177,497	521,414	545,450
Subtotal	619,925	687,688	1,759,184	1,867,541
Government agency collateralized mortgage obligations	0	0	38,713	39,910
Government agency mortgage-backed securities	27,822	29,491	277,971	298,314
Total	$647,747	$717,179	$2,075,868	$2,205,765

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

	June 30,	December 31,
(000's omitted)	2012	2011
Consumer mortgage	$1,289,155	$1,214,621
Business lending	1,216,309	1,226,439
Consumer installment - indirect	591,249	556,955
Consumer installment - direct	154,402	149,170
Home equity	310,555	323,840
Gross loans, including deferred origination costs	3,561,670	3,471,025
Allowance for loan losses	(41,828)	(42,213)
Loans, net of allowance for loan losses	$3,519,842	$3,428,812

The outstanding balance related to credit impaired acquired loans was $23.9 million and $25.9 million at June 30, 2012 and December 31, 2011, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at December 31, 2011	$2,610
Accretion recognized, to-date	(860)
Net reclassification to accretable from nonaccretable	261
Balance at June 30, 2012	$2,011

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2012:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Troubled Debt Restructure	Total Past Due	Current	Total Loans
Consumer mortgage	$12,174	$2,516	$6,484	$0	$21,174	$1,197,920	$1,219,094
Business lending	4,473	138	12,965	1,986	19,562	962,886	982,448
Consumer installment - indirect	6,798	38	0	0	6,836	570,213	577,049
Consumer installment – direct	1,414	36	0	0	1,450	146,099	147,549
Home equity	1,578	342	960	0	2,880	277,880	280,760
Total	$26,437	$3,070	$20,409	$1,986	$51,902	$3,154,998	$3,206,900

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$479	$367	$997	$1,843	$0	$68,218	$70,061
Business lending	782	0	4,795	5,577	15,168	213,116	233,861
Consumer installment - indirect	527	0	1	528	0	13,672	14,200
Consumer installment – direct	167	0	0	167	0	6,686	6,853
Home equity	335	0	383	718	0	29,077	29,795
Total	$2,290	$367	$6,176	$8,833	$15,168	$330,769	$354,770
(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2011:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,026	$2,144	$5,755	$23,925	$1,111,795	$1,135,720
Business lending	4,799	389	10,966	16,154	953,745	969,899
Consumer installment – indirect	8,847	32	0	8,879	527,030	535,909
Consumer installment – direct	1,912	95	0	2,007	138,500	140,507
Home equity	2,269	218	864	3,351	290,093	293,444
Total	$33,853	$2,878	$17,585	$54,316	$3,021,163	$3,075,479

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$985	$27	$765	$1,777	$0	$77,124	$78,901
Business lending	3,473	10	9,592	13,075	17,428	226,037	256,540
Consumer installment – indirect	737	0	2	739	0	20,307	21,046
Consumer installment – direct	167	0	0	167	0	8,496	8,663
Home equity	465	175	341	981	0	29,415	30,396
Total	$5,827	$212	$10,700	$16,739	$17,428	$361,379	$395,546
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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	In general, the condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2012			December 31, 2011
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$760,690	$141,785	$902,475	$732,873	$157,494	$890,367
Special mention	108,703	34,065	142,768	118,800	47,890	166,690
Classified	112,678	42,843	155,521	118,226	33,728	151,954
Doubtful	377	-	377	0	0	0
Acquired impaired	-	15,168	15,168	0	17,428	17,428
Total	$982,448	$233,861	$1,216,309	$969,899	$256,540	$1,226,439

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

The following table details the balances in all other loan categories at June 30, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,210,094	$577,011	$147,513	$279,458	$2,214,076
Nonperforming	9,000	38	36	1,302	10,376
Total	$1,219,094	$577,049	$147,549	$280,760	$2,224,452

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$68,697	$14,199	$6,853	$29,412	$119,161
Nonperforming	1,364	1	0	383	1,748
Total	$70,061	$14,200	$6,853	$29,795	$120,909

The following table details the balances in all other loan categories at December 31, 2011:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,127,821	$535,877	$140,412	$292,362	$2,096,472
Nonperforming	7,899	32	95	1,082	9,108
Total	$1,135,720	$535,909	$140,507	$293,444	$2,105,580

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,109	$21,044	$8,663	$29,880	$137,696
Nonperforming	792	2	0	516	1,310
Total	$78,901	$21,046	$8,663	$30,396	$139,006

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of June 30, 2012 and December 31, 2011 follows:

	June 30,	December 31,
(000’s omitted)	2012	2011
Loans with allowance allocation	$2,424	$4,118
Loans without allowance allocation	13,245	2,308
Carrying balance	15,669	6,426
Contractual balance	20,818	8,527
Specifically allocated allowance	604	895

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

During the three months ended June 30, 2012, the Company modified a business lending agreement that was on nonaccrual, via an increase in the term without a change in interest rate or forgiveness of principal or accrued interest, which it considers to be a TDR.  The balance of the modified loan arrangement is included in the loans without reserve above.  There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2012.  There were no commitments as of June 30, 2012 to borrowers who have terms modified in a TDR.

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,885	$21,413	$7,938	$3,066	$1,281	$2,770	$456	$41,809
Charge-offs	(150)	(1,662)	(1,134)	(273)	(65)	0	0	(3,284)
Recoveries	4	178	782	182	2	0	0	1,148
Provision	1,574	(1,458)	1,084	248	174	342	191	2,155
Ending balance	$6,313	$18,471	$8,670	$3,223	$1,392	$3,112	$647	$41,828

	Three Months Ended June 30, 2011
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$3,099	$21,559	$9,639	$3,794	$860	$3,196	$0	$42,147
Charge-offs	(108)	(727)	(930)	(203)	(95)	0	0	(2,063)
Recoveries	7	232	976	178	4	0	0	1,397
Provision	288	(115)	592	109	142	34	0	1,050
Ending balance	$3,286	$20,949	$10,277	$3,878	$911	$3,230	$0	$42,531

	Six Months Ended June 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(419)	(3,227)	(2,173)	(730)	(181)	0	0	(6,730)
Recoveries	17	333	1,824	354	18	0	0	2,546
Provision	2,064	791	59	309	425	(110)	261	3,799
Ending balance	$6,313	$18,471	$8,670	$3,223	$1,392	$3,112	$647	$41,828

	Six Months Ended June 30, 2011
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$2,451	$22,326	$9,922	$3,977	$689	$3,145	$0	$42,510
Charge-offs	(344)	(1,570)	(1,956)	(620)	(131)	0	0	(4,621)
Recoveries	26	318	1,793	394	11	0	0	2,542
Provision	1,153	(125)	518	127	342	85	0	2,100
Ending balance	$3,286	$20,949	$10,277	$3,878	$911	$3,230	$0	$42,531

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$32,437	($22,496)	$9,941	$32,437	($20,918)	$11,519
Other intangibles	9,431	(5,987)	3,444	9,429	(5,434)	3,995
Total amortizing intangibles	$41,868	($28,483)	$13,385	$41,866	($26,352)	$15,514

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Jul - Dec 2012	$1,982
2013	3,305
2014	2,579
2015	1,905
2016	1,314
Thereafter	2,300
Total	$13,385

Shown below are the components of the Company’s goodwill at June 30, 2012:

(000’s omitted)	December 31, 2011	Activity	June 30, 2012
Goodwill	$349,874	$0	$349,874
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$345,050	$0	$345,050

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.05%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.12%)	12/15/2036	Par

On December 8, 2006, the Company established Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of approximately $0.8 million and $1.7 million was recognized during the three and six months ended June 30, 2011, respectively, due to the interest rate swap agreement.

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$848	$784	$1,696	$1,470	$0	$0	$0	$0
Interest cost	1,098	1,191	2,197	2,153	29	38	57	76
Expected return on plan assets	(2,299)	(2,167)	(4,598)	(3,934)	0	0	0	0
Amortization of unrecognized net loss	922	474	1,844	948	3	2	6	4
Amortization of prior service cost	(37)	(37)	(74)	(75)	(206)	(264)	(411)	(529)
Net periodic benefit cost	$532	$245	$1,065	$562	($174)	($224)	($348)	($449)

Effective September 30, 2011, the Wilber National Bank Retirement Plan, with $20.5 million in assets, was merged into the Community Bank System, Inc. Pension Plan and, as required, the combined plan was revalued.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.4 million weighted-average anti-dilutive stock options outstanding at June 30, 2012, compared to approximately 0.2 million weighted-average anti-dilutive stock options outstanding at June 30, 2011, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2012	2011	2012	2011
Net income	$21,071	$17,986	$39,897	$34,146
Income attributable to unvested stock-based compensation awards	(144)	(136)	(247)	(267)
Income available to common shareholders	$20,927	$17,850	$39,650	$33,879

Weighted-average common shares outstanding – basic	39,324	36,346	38,948	34,804
Basic earnings per share	$0.53	$0.49	$1.02	$0.97

Net income	$21,071	$17,986	$39,897	$34,146
Income attributable to unvested stock-based compensation awards	(144)	(136)	(247)	(267)
Income available to common shareholders	$20,927	$17,850	$39,650	$33,879

Weighted-average common shares outstanding	39,324	36,346	38,948	34,804
Assumed exercise of stock options	463	438	501	486
Weighted-average shares – diluted	39,787	36,784	39,449	35,290
Diluted earnings per share	$0.53	$0.49	$1.01	$0.96

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2012	December 31, 2011
Commitments to extend credit	$563,647	$572,393
Standby letters of credit	25,048	25,279
Total	$588,695	$597,672

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of June 30, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Subsequent to the quarter ended June 30, 2012, the Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania.  The complaint seeks to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices and alleges that the Bank unfairly re-ordered customer transactions to maximize the number of overdraft charges.  The claims asserted against the Bank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law.  The plaintiffs seek recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  At this stage of the proceeding, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

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

	June 30, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$890,160	$199,132	$0	$1,089,292
Obligations of state and political subdivisions	0	713,232	0	713,232
Government agency mortgage-backed securities	0	298,314	0	298,314
Pooled trust preferred securities	0	0	48,786	48,786
Government agency collateralized mortgage obligations	0	39,910	0	39,910
Corporate debt securities	0	16,231	0	16,231
Marketable equity securities	382	0	0	382
Total available-for-sale investment securities	$890,542	$1,266,819	$48,786	$2,206,147

	December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$311,958	$208,590	$0	$520,548
Obligations of state and political subdivisions	0	573,012	0	573,012
Government agency mortgage-backed securities	0	331,379	0	331,379
Pooled trust preferred securities	0	0	43,846	43,846
Government agency collateralized mortgage obligations	0	46,943	0	46,943
Corporate debt securities	0	22,855	0	22,855
Marketable equity securities	390	0	0	390
Total available-for-sale investment securities	312,348	1,182,779	43,846	1,538,973
Mortgage loans held for sale	0	532	0	532
Total	$312,348	$1,183,311	$43,846	$1,539,505

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques from third party sources as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.  See Note D for further discussion of the fair value of investment securities.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The Company did not hold any mortgage loans held for sale at June 30, 2012.   Unrealized gains and losses on mortgage loans held for sale, when they occur, are recognized in other banking services income in the consolidated statement of income.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2012	2011
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$47,385	$48,172	$58	$48,230
Total gains (losses) included in earnings (1)(2)	96	25	(58)	(33)
Total gains included in other comprehensive income(3)	3,800	1,156	0	1,156
Principal reductions	(2,495)	(381)	0	(381)
Commitments to originate real estate loans held for sale, net	0	0	142	142
Ending balance	$48,786	$48,972	$142	$49,114
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

	Six Months Ended June 30,
	2012	2011
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$43,846	$41,993	$58	$42,051
Total gains (losses) included in earnings (1)(2)	144	48	(116)	(68)
Total gains included in other comprehensive income(3)	8,367	7,679	0	7,679
Principal reductions	(3,571)	(748)	0	(748)
Commitments to originate real estate loans held for sale, net	0	0	200	200
Ending balance	$48,786	$48,972	$142	$49,114
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

Assets and liabilities measured on a non-recurring basis:

	June 30, 2012				December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,487	$2,487	$0	$0	$4,118	$4,118
Other real estate owned	0	0	2,899	2,899	0	0	2,682	2,682
Mortgage servicing rights	0	0	797	797	0	0	1,747	1,747
Total	$0	$0	$6,183	$6,183	$0	$0	$8,547	$8,547

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

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are significant, ranging from 11% to 68% at June 30, 2012 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $297,000 at June 30, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2011 or the six months ended June 30, 2012.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of June 30, 2012 are as follows:

(000's omitted)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$48,786	Consensus pricing	Weighting of offered quotes	56.3% – 83.5% (73.8%)

Impaired loans	6,423	Fair value of collateral	Estimated cost of disposal	11%-25% (18%)

Other real estate owned	2,899	Fair value of collateral	Estimated cost of disposal	11%-69% (22%)

Mortgage servicing rights	797	Discounted cash flow	Weighted average constant prepayment rate	17.1% - 32.3% (26.5%)
			Weighted average discount rate	2.42% - 3.13% (2.95%)
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,561,670	$3,585,324	$3,471,025	$3,491,729
Financial liabilities:
Deposits	4,910,352	4,919,010	4,795,245	4,810,856
Borrowings	1,157,872	1,256,257	728,281	828,018
Subordinated debt held by unconsolidated subsidiary trusts	102,060	71,905	102,048	73,211

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Loans have been classified as a Level 3 valuation.  Fair values for variable rate loans that re-price frequently are based on carrying values, less a credit mark.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality for the same remaining maturity.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2012
Net interest income	$57,730	$41	$0	$57,771
Provision for loan losses	2,155	0	0	2,155
Noninterest income	11,929	12,281	(514)	23,696
Amortization of intangible assets	774	271	0	1,045
Other operating expenses	38,588	10,251	(514)	48,325
Income before income taxes	$28,142	$1,800	$0	$29,942
Assets	$7,141,681	$39,632	($14,982)	$7,166,331
Goodwill	$334,554	$10,496	$0	$345,050

Three Months Ended June 30, 2011
Net interest income	$54,162	$25	$0	$54,187
Provision for loan losses	1,050	0	0	1,050
Noninterest income	12,115	11,081	(445)	22,751
Gain on investment securities & debt extinguishments	14	0	0	14
Amortization of intangible assets	921	268	0	1,189
Other operating expenses	41,778	8,604	(445)	49,937
Income before income taxes	$22,542	$2,234	$0	$24,776
Assets	$6,365,080	$36,688	($11,283)	$6,390,485
Goodwill	$335,634	$10,281	$0	$345,915

Six Months Ended June 30, 2012
Net interest income	$111,599	$81	$0	$111,680
Provision for loan losses	3,799	0	0	3,799
Noninterest income	23,292	24,961	(1,089)	47,164
Amortization of intangible assets	1,578	553	0	2,131
Other operating expenses	77,106	20,625	(1,089)	96,642
Income before income taxes	$52,408	$3,864	$0	$56,272

Six Months Ended June 30, 2011
Net interest income	$99,663	$47	$0	$99,710
Provision for loan losses	2,100	0	0	2,100
Noninterest income	22,594	21,924	(925)	43,593
Gain on investment securities & debt extinguishments	14	0	0	14
Amortization of intangible assets	1,621	469	0	2,090
Other operating expenses	76,327	16,950	(925)	92,352
Income before income taxes	$42,223	$4,552	$0	$46,775

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2012 and 2011, although in some circumstances the first quarter of 2012 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 24.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2012, “second quarter” refers to the quarter ended June 30, 2012, and earnings per share (“EPS”) figures refer to diluted EPS.

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

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), the parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $297 million of investment securities and $772 million of deposits.

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

Second quarter and June year-to-date net income of $21.1 million and $39.9 million, respectively, was $3.1 million or 17% and $5.6 million or 17% higher than the respective prior year periods.  Earnings per share were $0.53 and $1.01 for the three and six months ended June 30, 2012, an increase of $0.04 and $0.05 from the equivalent prior year periods.  The higher net income was due in large part to higher net interest income that resulted from earning asset growth, principally from the continuation of the pre-investing of a portion of the net liquidity received from the HSBC branch acquisition, combined with the Wilber acquisition and organic loan growth, partially offset by a lower net interest margin.  Also contributing to higher net income was growth of noninterest income due to incremental deposit service fees from the Wilber acquisition (primarily impacting YTD increase), higher debit card-related revenue, higher employee benefits administration and consulting revenues, primarily driven by the CAI acquisition and solid revenue growth from the wealth management businesses, which benefitted from more favorable market conditions.  These were partially offset by a higher provision for loan losses, higher operating expenses for the six month period due in large part to the additional operating costs from the Wilber acquisition, and a higher effective income tax rate.  Second quarter and year-to-date 2012 earnings per share were reduced by approximately three and five cents per share, respectively, due to the successful public offering of common stock in January 2012 in which the Company issued 2.13 million shares of its common stock in support of the pending bank branch acquisitions.

Asset quality in the second quarter of 2012 remained stable and favorable in comparison to averages for peer financial organizations.  Second quarter loan net charge-off ratios were higher than those experienced in the second quarter of 2011, but consistent with the level of net charge-offs in the first quarter of 2012.  Nonperforming loan ratios were higher than experienced in the second quarter of last year, but slightly lower than the first quarter of 2012. The current quarter provision for loan losses was higher than the second quarter of 2011.  Delinquency ratios increased from the second quarter of 2011, but were below those experienced in the fourth quarter of 2011.  The Company generated year-over-year growth in average interest-earning assets for the quarter, reflective of the pre-investment of approximately $600 million of expected liquidity from the HSBC branch acquisition, as well as organic loan growth.  Average deposits in the second quarter of 2012 were higher than the second quarter of 2011 and the fourth quarter of 2011, driven by organic deposit growth.  Average borrowings increased during the second quarter of 2012, as the Company pre-invested a portion of the expected liquidity to be derived from the branch acquisitions expected to close in the third quarter of 2012.

On January 19, 2012, Community Bank, N.A. (”the Bank”), the wholly-owned banking subsidiary of the Company, entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, N.A. (“First Niagara”).  Under the Agreements, the Bank agreed to acquire 19 branches in Central, Northern, and Western New York, consisting of three branches to be  purchased directly from First Niagara and 16 branches to be purchased from HSBC Bank USA, National Association (“HSBC”). First Niagara assigned its rights to the HSBC branches in connection with its pending acquisition of HSBC’s Upstate New York banking franchise. On July 20, 2012, the Company completed its acquisition of the 16 retail banking branches owned by HSBC, adding approximately $107 million in loans and $697 million of deposits at a blended deposit premium of 3.4%.  Upon the closing, the Company repaid $430 million of overnight borrowings.  The acquisition of the three branches owned by First Niagara is expected to close later in the third quarter and will add approximately $72 million of loans and $138 million of deposits also at a blended deposit premium of 3.2%.

The Company completed a public stock offering in late January 2012.  The offering raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company intends to use the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $21.1 million and $39.9 million both increased 17% versus the comparable periods of 2011.  Earnings per share for the second quarter of $0.53 were $0.04 higher that the EPS generated in the second quarter of 2011, and earnings per share of $1.01 for the first six months of 2012 increased $0.05 from the amount earned in the first half of 2011.  Included in these results were $0.2 million and $0.4 million of acquisition expenses for the three and six months ending June 30, 2012, respectively, as compared to $3.6 million and $4.3 million for the comparative periods of 2011.  Earnings per share for both periods grew at a slower pace than net income due to the successful common stock offering in January in support of the pending branch acquisition.

As reflected in Table 1, second quarter net interest income of $57.8 million was up $3.6 million or 6.6% from the comparable prior year period and net interest income for the first six months of 2012 increased $12.0 million or 12% over the first half of 2011.  The improvement  resulted from an increase in interest-earning assets, primarily due to the continuation of the pre-investing of a portion of the net liquidity expected to be received from the HSBC branch acquisition combined with the Wilber acquisition and organic loan growth, partially offset by a lower net interest margin in the first half of 2012.  The current quarter’s provision for loan losses increased $1.1 million and $1.7 million as compared to the second quarter and first six months of 2012, reflective of the $2.1 million increase in year-to-date net charge-offs and the continuation of generally stable and favorable asset quality metrics.  Second quarter and year-to-date noninterest income was $23.7 million and $47.2 million, respectively, up $0.9 million or 4.2% from the second quarter of 2011 and up $3.6 million or 8.2% from the first six months of 2011, primarily due to the Wilber and CAI acquisitions.  Contributing to the increase was a $1.3 million increase in revenue generated from the Company’s wealth management group, principally from activities related to the trust operations acquired from Wilber, as well as solid organic growth aided by more favorable market conditions.

Operating expenses of $49.4 million for the second quarter decreased $1.8 million or 3.4% from the comparable prior year period.  Excluding acquisition expenses of $0.2 million in the second quarter of 2012 and $3.6 million in the second quarter of 2011, operating expenses increased $1.7 million or 3.6%.  Operating expenses for the first six months of 2012 were $4.3 million or 4.6% higher than the first six months of 2011.  Excluding acquisition expenses of $0.4 million and $4.3 million in the first six months of 2012 and 2011, respectively, operating expenses increased $8.2 million or 9.1%.  The increase in operating expenses, excluding acquisition related expenses, is reflective of additional operating costs associated with the Wilber and CAI  acquisitions completed in April and November of 2011, respectively, partially offset by lower FDIC insurance costs and business development and marketing expenses.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2012	2011	2012	2011
Net interest income	$57,771	$54,187	$111,680	$99,710
Provision for loan losses	2,155	1,050	3,799	2,100
Noninterest income	23,696	22,751	47,164	43,593
Gain on sale of investment securities & debt extinguishment, net	0	14	0	14
Operating expenses	49,370	51,126	98,773	94,442
Income before taxes	29,942	24,776	56,272	46,775
Income taxes	8,871	6,790	16,375	12,629
Net income	$21,071	$17,986	$39,897	$34,146

Diluted weighted average common shares outstanding	40,057	37,061	39,692	35,564
Diluted earnings per share	$0.53	$0.49	$1.01	$0.96

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2012 was $62.1 million, a $3.9 million or 6.7% increase from the same period last year.  The increase was a result of a $647.8 million increase in second quarter interest-earning assets versus the prior year having a greater impact than the $482.2 million increase in average interest-bearing liabilities and a 17-basis point decrease in the net interest margin.  As reflected in Table 3, the second quarter volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $12.4 million favorable impact on net interest income, while the rate decrease on interest-bearing assets and the volume increase on interest bearing liabilities had a $8.5 million unfavorable impact on net interest income.  June 2012 YTD net interest income of $120.0 million increased $12.3 million or 11.5% from the year-earlier period.  An $805.1 million increase in interest-earning assets had a greater impact than the $618.6 million increase in average interest-bearing liabilities and a 14-basis point decrease in net interest margin.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities had a $27.9 million favorable impact that was partially offset by a $15.5 million unfavorable impact from the decrease in the yield on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the second quarter and YTD periods were $589.7 million and $553.1 million higher than the comparable periods of 2011, reflective of the purchase of approximately $600 million of U.S. Treasury securities late in the first quarter of 2012 and the acquired Wilber portfolio. The Company actively redeployed maturing loan and investment cash flows and excess funding supplied by deposit growth, and as well as the pre-investment of a portion of the excess liquidity expected from the pending branch acquisition.  Second quarter 2012 average loan balances increased $58.2 million as compared to the second quarter of 2011 due to organic loan growth principally in the consumer mortgage and indirect portfolios.  Year-to-date average loans increased $252.0 million due to the impact of the acquired Wilber loans and $53.9 million of organic growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $138.5 million or 3.6%, and $432.1 million or 12%, for the quarter and YTD periods, respectively, as a result of the Wilber acquisition and organic growth.  Quarterly and YTD average borrowings increased $343.7 million or 41% and $186.5 million or 22%, respectively, reflective of the initiative to pre-invest a portion of the liquidity expected from the branch acquisitions in the third quarter of 2012.

The net interest margin of 3.96% for the second quarter and YTD period decreased 17 basis points and 14 basis points as compared to the second quarter and first six months of 2011, respectively, but remained consistent with the first quarter of 2012.  Earning asset yields declined by 46 basis points and 43 basis points for the quarter and year-to-date periods, respectively, reflective of lower yields on loans and investment securities.  This was partially offset by continued disciplined deposit pricing, the expiration of the interest rate swap agreement on the trust preferred securities and the addition of low-rate overnight borrowings, resulting in a 30-basis point and 29-basis point reduction in the total cost of funds in comparison to the second quarter and year-to-date periods of 2011, respectively.

The decrease in the earning-asset yield was attributable to a 43-basis point and 55-basis point decrease in investment yields, including cash equivalents, for the quarter and YTD period as compared to the prior year periods, largely a result of the purchase of $868 million of U.S. Treasury, obligations of state and political subdivisions and other securities with an average yield of 2.69% during the first half of 2012.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 35-basis point and 26-basis point decline in the loan yield as compared to the second quarter and YTD periods of 2011, as a result of lower rates on fixed-rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and certain existing adjustable and fixed-rate loans repricing downward.

The second quarter cost of funds decreased versus the prior year quarter due to a 26-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and noninterest bearing deposits and a 139-basis point decrease in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2011 and the first six months of 2012 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.  The decrease in the average rate paid on external borrowings was primarily due to the maturing of the interest rate swap in December of 2011, which had converted the variable rate trust preferred securities into a fixed rate obligation at 6.43% for a term of five years, and the utilization of low-rate overnight borrowings to fund acquisition related investment activity.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$10,017	$8	0.34%	$177,154	$107	0.24%
Taxable investment securities (1)	2,091,575	17,977	3.46%	1,447,815	14,995	4.15%
Nontaxable investment securities (1)	692,839	9,540	5.54%	579,795	9,038	6.25%
Loans (net of unearned discount)(2)	3,512,427	47,355	5.42%	3,454,246	49,728	5.77%
Total interest-earning assets	6,306,858	74,880	4.78%	5,659,010	73,868	5.24%
Noninterest-earning assets	751,615			654,381
Total assets	$7,058,473			$6,313,391

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,957,483	1,561	0.21%	$2,694,125	2,619	0.39%
Time deposits	1,045,730	2,819	1.08%	1,170,546	4,172	1.43%
Borrowings	1,182,707	8,394	2.85%	839,003	8,872	4.24%
Total interest-bearing liabilities	5,185,920	12,774	0.99%	4,703,674	15,663	1.34%
Noninterest-bearing liabilities:
Noninterest checking deposits	907,153			813,789
Other liabilities	102,653			85,163
Shareholders' equity	862,747			710,765
Total liabilities and shareholders' equity	$7,058,473			$6,313,391

Net interest earnings		$62,106			$58,205
Net interest spread			3.79%			3.90%
Net interest margin on interest-earning assets			3.96%			4.13%

Fully tax-equivalent adjustment		$4,335			$4,018

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2) The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$130,923	$169	0.26%	$168,149	$205	0.25%
Taxable investment securities (1)	1,828,396	32,584	3.58%	1,318,716	27,580	4.22%
Nontaxable investment securities (1)	653,393	18,410	5.67%	572,719	18,115	6.38%
Loans (net of unearned discount)(2)	3,483,333	95,259	5.50%	3,231,325	92,224	5.76%
Total interest-earning assets	6,096,045	146,422	4.83%	5,290,909	138,124	5.26%
Noninterest-earning assets	742,598			611,877
Total assets	$6,838,643			$5,902,786

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,910,151	3,579	0.25%	$2,509,678	4,979	0.40%
Time deposits	1,073,486	6,310	1.18%	1,041,890	7,818	1.51%
Borrowings	1,021,241	16,487	3.25%	834,752	17,630	4.26%
Total interest-bearing liabilities	5,004,878	26,376	1.06%	4,386,320	30,427	1.40%
Noninterest-bearing liabilities:
Noninterest checking deposits	895,802			776,857
Other liabilities	96,068			77,676
Shareholders' equity	841,895			661,933
Total liabilities and shareholders' equity	$6,838,643			$5,902,786

Net interest earnings		$120,046			$107,697
Net interest spread			3.77%			3.86%
Net interest margin on interest-earning assets			3.96%			4.10%

Fully tax-equivalent adjustment		$8,366			$7,987

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

Table 3: Rate/Volume

	Three Months Ended June 30, 2012 versus June 30, 2011			Six Months Ended June 30, 2012 versus June 30, 2011
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	($129)	$30	($99)	($47)	$11	($36)
Taxable investment securities	5,848	(2,866)	2,982	9,519	(4,515)	5,004
Nontaxable investment securities	1,634	(1,132)	502	2,395	(2,100)	295
Loans (net of unearned discount)	827	(3,200)	(2,373)	6,998	(3,963)	3,035
Total interest-earning assets (2)	8,030	(7,018)	1,012	19,918	(11,620)	8,298

Interest paid on:
Interest checking, savings and money market deposits	235	(1,293)	(1,058)	706	(2,106)	(1,400)
Time deposits	(412)	(941)	(1,353)	231	(1,739)	(1,508)
Borrowings	2,971	(3,449)	(478)	3,487	(4,630)	(1,143)
Total interest-bearing liabilities (2)	1,488	(4,377)	(2,889)	3,910	(7,961)	(4,051)

Net interest earnings (2)	6,458	(2,557)	3,901	15,954	(3,605)	12,349

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

Table 4: Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2012	2011	2012	2011
Deposit service fees	$11,035	$10,488	$21,404	$20,173
Benefit trust, administration, consulting and actuarial fees	8,664	7,854	17,637	16,037
Wealth management services	3,101	2,782	6,233	4,962
Other banking services	662	645	1,336	1,043
Mortgage banking	234	982	554	1,378
Subtotal	23,696	22,751	47,164	43,593
Gain on investment securities & debt extinguishments, net	0	14	0	14
Total noninterest income	$23,696	$22,765	$47,164	$43,607

Noninterest income/operating income (FTE basis) (1)	27.6%	28.1%	28.2%	28.8%

(1) For purposes of this ratio noninterest income excludes gains on investment securities and debt extinguishments.
Operating income is defined as net interest income plus noninterest income, excluding gains on investment securities and debt extinguishments, plus a fully-tax equivalent basis adjustment.

As displayed in Table 4, noninterest income was $23.7 million in the second quarter of 2012 and $47.2 million for the first half of 2012.  This represents an increase of $0.9 million or 4.1% for the quarter and $3.6 million or 8.2% for the YTD period in comparison to 2011.  General recurring banking fees of $11.7 million for the second quarter and $22.7 million for the first six months of 2012 were up $0.6 million or 5.1% and $1.5 million or 7.2%, respectively, as compared to the prior year periods.  The addition of new deposit relationships and solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs.  The year-to-date period also reflects the additional noninterest income generated from the Wilber acquisition.

Residential mortgage banking income decreased $0.7 million for the quarter and $0.8 million for the six months in comparison to the prior year periods.  Residential mortgage banking income totaled $0.2 million for the second quarter of 2012 and $0.6 million for the first six months of 2012, comprised almost entirely of servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio in the first half of 2012.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  The first six months of 2012 mortgage banking income includes a $0.1 million recovery of impairment charges taken in prior periods for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors totaled $2.3 million in the first six months of 2012 as compared to $28.0 million for the comparable 2011 period.  There were no residential mortgage loans held for sale at June 30, 2012.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.8 million and $1.6 million for the three and six months ended June 30, 2012 as compared to the prior year periods, a result of the CAI acquisition completed in November 2011.  While not immediately additive to earnings, the acquisition added approximately $1.9 million in revenue for the first six months of 2012 in the strategically important metropolitan New York market place.  Wealth management services revenue increased $0.3 million or 11% and $1.3 million or 26% for the second quarter and year-to-date period as compared to the comparable periods of 2011, driven by incremental revenue produced from the acquired Wilber trust operations, as well as solid organic growth at the other wealth management businesses, which benefited from more favorable market conditions and the generation of new client relationships.

The ratio of noninterest income to total income (FTE basis) was 27.6% for the quarter and 28.2% for the year-to-date period, versus 28.1% and 28.8% for the comparable periods of 2011.  The decrease for the quarter is a function of a 6.7% increase in net interest income, primarily the result of higher earning assets, both loans and investment securities, while noninterest income increased at a lesser 4.1% rate.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2012	2011	2012	2011
Salaries and employee benefits	$26,844	$25,531	$54,269	$48,642
Occupancy and equipment	6,130	6,253	12,593	12,310
Data processing and communications	5,768	5,179	11,351	9,949
Amortization of intangible assets	1,045	1,189	2,131	2,090
Legal and professional fees	1,804	1,307	4,012	2,646
Office supplies and postage	1,382	1,377	2,850	2,573
Business development and marketing	1,876	2,183	3,048	3,438
FDIC insurance premiums	903	1,177	1,809	2,538
Acquisition expenses	164	3,617	424	4,308
Other	3,454	3,313	6,286	5,948
Total operating expenses	$49,370	$51,126	$98,773	$94,442

Operating expenses(1)/average assets	2.74%	2.94%	2.83%	3.01%
Efficiency ratio	56.1%	57.2%	57.5%	58.2%

(1) Operating expenses are total noninterest expenses excluding acquisition expenses, contract termination charges, goodwill impairment and amortization of intangibles.

As shown in Table 5, second quarter 2012 operating expenses were $49.4 million, a decrease of $1.8 million or 3.4% from the prior year level.  Year-to-date operating expenses of $98.8 million increased $4.3 million or 4.6% as compared to the same period in 2011.  Included in operating expenses for the quarter and year-to-date period of 2012 are $0.2 million and $0.4 million, respectively, of non-recurring expenses related to the acquisition of the HSBC branches, as compared to non-recurring expenses of $3.6 million and $4.3 million included in the second quarter and year-to-date periods of 2011, respectively, related to the acquisition of Wilber and CAI.  Excluding these non-recurring expenses, operating expenses increased $1.7 million or 3.6% and $8.2 million or 9.1% for the quarter and YTD periods as compared to the comparable periods of 2011, reflective of additional operating costs associated with the Wilber and CAI acquisitions, partially offset by a decline in FDIC insurance cost and lower business development and marketing costs.

Salaries and employee benefits increased $1.3 million and $5.6 million from the second quarter and first six months of 2011, primarily due to the addition of approximately 200 employees from the Wilber acquisition and 30 employees from the CAI acquisition, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.6 million for the quarter and up $1.4 million YTD), legal and professional fees (up $0.5 million for the quarter and up $1.4 million YTD), occupancy and equipment costs (down $0.1 million for the quarter and up $0.3 million YTD), partially offset by lower FDIC insurance premiums (down $0.3 million for the quarter and $0.7 million YTD) and business development and marketing (down $0.3 million for the quarter and $0.4 million YTD).

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and special charges divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities) was 56.1% for the second quarter, 1.1 percentage points favorable to the comparable quarter of 2011.  This resulted from operating expenses (as described above) increasing 4.0%, while recurring operating income increased at a higher 6.0% rate, driven by a 6.6% increase in noninterest income and a 4.7% increase in net interest income primarily due to the acquisitions of Wilber and CAI and higher earning assets.  The efficiency ratio of 57.5% for the first half of 2012 improved 0.7 percentage points from a year earlier due to core operating expense increasing 9.3%, while recurring operating income increased 10.5%.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 20 basis points and 18 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 4.0% for the quarter and 9.3% year-to-date, while average assets increased 11.8% and 15.9%, respectively, during the same time periods.

Income Taxes

The second quarter and YTD effective income tax rates were 29.6% and 29.1%, respectively, up from the 27.4% and 27.0% effective tax rates for the comparable periods of 2011.  The higher effective tax rate for 2012 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.93 billion at the end of the second quarter, an increase of $780.5 million from December 31, 2011 and an increase of $843.8 million from June 30, 2011.  The book value (excluding unrealized gains) of investments increased $736.2 million from December 31, 2011 and $752.1 million from June 30, 2011.  During the first half of 2012, the Company purchased approximately $675 million of U.S. Treasury securities and $193 million of obligations of state and political subdivisions and other securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings that will be replaced with liquidity provided by the branch acquisitions in the third quarter.  With these purchases, the overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities and a decrease in the proportion of government agency collateralized mortgage obligations, obligations of state and political subdivisions and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At June 30, 2012, the portfolio had a $129.9 million net unrealized gain, an increase of $91.7 million from the unrealized gain at June 30, 2011 and $44.4 million higher than the unrealized gain at December 31, 2011.  These changes in the unrealized gain are indicative of interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $69.4 million of net unrealized gains as of June 30, 2012.

Table 6: Investment Securities

	June 30, 2012		December 31, 2011		June 30, 2011
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$547,294	$609,347	$448,260	$505,060	$478,282	$508,589
Obligations of state and political subdivisions	69,669	75,376	69,623	74,711	70,074	71,631
Government agency mortgage-backed securities	27,822	29,491	35,576	38,028	43,676	45,823
Corporate debt securities	2,935	2,938	0	0	0	0
Other securities	27	27	36	36	42	42
Total held-to-maturity portfolio	647,747	717,179	553,495	617,835	592,074	626,085

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	994,415	1,089,292	463,922	520,548	400,764	426,772
Obligations of state and political subdivisions	685,086	713,232	543,527	573,012	517,872	533,245
Government agency mortgage-backed securities	277,971	298,314	310,541	331,379	342,331	356,340
Pooled trust preferred securities	64,688	48,786	68,115	43,846	68,809	48,972
Government agency collateralized mortgage obligations	38,713	39,910	45,481	46,943	52,806	54,005
Corporate debt securities	14,995	16,231	21,495	22,855	19,007	20,392
Marketable equity securities	381	382	380	390	380	472
Available-for-sale portfolio	2,076,249	2,206,147	1,453,461	1,538,973	1,401,969	1,440,198
Net unrealized gain on available-for-sale portfolio	129,898	-	85,512	-	38,229	-
Total available-for-sale portfolio	2,206,147	2,206,147	1,538,973	1,538,973	1,440,198	1,440,198

Other Securities:
Federal Home Loan Bank common stock	57,452	57,452	38,343	38,343	38,347	38,347
Federal Reserve Bank common stock	15,451	15,451	15,451	15,451	12,378	12,378
Other equity securities	5,121	5,121	5,108	5,108	5,108	5,108
Total other securities	78,024	78,024	58,902	58,902	55,833	55,833

Total investments	$2,931,918	$3,001,350	$2,151,370	$2,215,710	$2,088,105	$2,122,116

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $66.1 million and unrealized losses of $15.9 million at June 30, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of June 30, 2012, an additional 38% - 40% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at June 30, 2012 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at June 30, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to, nor is it likely that it will be required to, sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of June 30, 2012, and thus are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of June 30, 2012

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 6/30/12	$18,765	$22,729	$23,194
Fair value at 6/30/12	13,677	17,977	17,132
Unrealized loss at 6/30/12	5,088	4,752	6,062
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/BB-)	(Baa3/BB/BB-)	(Baa3/BB/B)
Number of depository institutions/companies in issuance	60/70	42/49	45/56
Deferrals and defaults as a percentage of collateral	29.4%	28.1%	26.9%
Excess subordination	35.8%	31.9%	33.1%

Loans

As shown in Table 8, loans ended the second quarter at $3.56 billion, up $90.6 million or 2.6% from year-end 2011 and up $83.5 million or 2.4% from one year earlier.  The growth during the last twelve months was attributable to strong growth in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft but improving demand in business lending and declining demand for home equity loans.

Table 8: Loans

(000's omitted)	June 30, 2012		December 31, 2011		June 30, 2011
Consumer mortgage	$1,289,155	36.2%	$1,214,621	35.0%	$1,149,219	33.0%
Business lending	1,216,309	34.2%	1,226,439	35.3%	1,290,893	37.1%
Consumer installment – indirect	591,249	16.6%	556,955	16.1%	549,449	15.8%
Consumer installment – direct	154,402	4.3%	149,170	4.3%	158,376	4.6%
Home equity	310,555	8.7%	323,840	9.3%	330,213	9.5%
Total loans	$3,561,670	100.0%	$3,471,025	100.0%	$3,478,150	100.0%

The combined total of general-purpose business lending to commercial and industrial customers and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio decreased $74.6 million versus one year ago and decreased $10.1 million from December 31, 2011.  Business lending grew slightly during the second quarter. Customer demand has remained soft due primarily to general economic conditions.  The first half of 2012 included certain unscheduled payoffs as well as limited increases in general line utilization.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $139.9 million from one year ago and increased $74.5 million from December 31, 2011.  During the first half of 2012, the Company sold $2.3 million of residential mortgage originations, as compared to $28.0 million in the first half of 2011 and $43.1 million for the year ended December 31, 2011.  Effective in the fourth quarter of 2011 the Company chose to retain in portfolio the majority of mortgage production, which has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $37.8 million on a year-over-year basis and increased $39.5 million from December 31, 2011.  During the first quarter of 2012, the consumer installment portfolio declined $19.1 million after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  During the second quarter of 2012, the consumer installment portfolio increased $58.6 million, consistent with seasonal expectations and improving demand characteristics.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has improved modestly in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to produce indirect loan growth that is consistent with its longer-term historical experience.

Home equity loans decreased $19.7 million from one year ago and declined $13.3 million from December 31, 2011.  The decline is, in part is due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that has occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low-growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2012 and 2011 and December 31, 2011.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2012	2011	2011
Nonaccrual loans
Consumer mortgage	$7,481	$6,520	$5,881
Business lending	17,760	20,558	10,928
Consumer installment – indirect	1	2	4
Consumer installment – direct	0	0	0
Home equity	1,343	1,205	1,020
Total nonaccrual loans	26,585	28,285	17,833
Accruing loans 90+ days delinquent
Consumer mortgage	2,883	2,171	1,949
Business lending	138	399	157
Consumer installment – indirect	38	32	19
Consumer installment – direct	36	95	101
Home equity	342	393	273
Total accruing loans 90+ days delinquent	3,437	3,090	2,499
Restructured loans
Business lending	1,986	0	0
Total nonperforming loans
Consumer mortgage	10,364	8,691	7,830
Business lending	19,884	20,957	11,085
Consumer installment – indirect	39	34	23
Consumer installment – direct	36	95	101
Home equity	1,685	1,598	1,293
Total nonperforming loans	32,008	31,375	20,332

Other real estate (OREO)	2,899	2,682	3,269
Total nonperforming assets	$34,907	$34,057	$23,601

Allowance for loan losses / total loans	1.17%	1.22%	1.22%
Allowance for legacy loan losses / total legacy loans (1)	1.28%	1.36%	1.40%
Allowance for loan losses / nonperforming loans	131%	135%	209%
Allowance for legacy loans / nonperforming loans (1)	161%	197%	271%
Nonperforming loans / total loans	0.90%	0.90%	0.58%
Nonperforming assets / total loans and other real estate	0.98%	0.98%	0.67%
Delinquent loans (30 days old to nonaccruing) to total loans	1.71%	2.05%	1.50%
Net charge-offs to average loans outstanding (quarterly)	0.24%	0.21%	0.08%
Net charge-offs to average legacy loans outstanding (quarterly)	0.16%	0.24%	0.09%
Loan loss provision to net charge-offs (quarterly)	101%	94%	158%
Legacy loan loss provision to net charge-offs (quarterly) (1)	180%	86%	158%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at June 30, 2012 were $34.9 million, a $0.8 million increase versus the level at the end of 2011 and an $11.3 million increase as compared to the level one year earlier.  The year-over-year increase is primarily due to two large commercial relationships, one of which was acquired from Wilber, moving to non-accrual status during the fourth quarter of 2011.  Other real estate owned (“OREO”) of $2.9 million decreased $0.4 million from one year ago and was $0.2 million higher than year-end 2011.  The Company is managing 22 OREO properties at June 30, 2012 as compared to 28 OREO properties at December 31, 2011 and 27 OREO properties at June 30, 2011.  Nonperforming loans were 0.90% of total loans outstanding at the end of the second quarter, consistent with the level at December 31, 2011 and 32 basis points higher than the level at June 30, 2011.

Approximately 62% of the nonperforming loans at June 30, 2012 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn, certain businesses’ financial performance and position have deteriorated, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 32% of nonperforming loans at June 30, 2012 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower, although have not experienced the significant decline in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  The remaining six percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 131% at the end of the second quarter, compared to 135% at year-end 2011 and 209% at June 30, 2011.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.71% at the end of the second quarter, 34 basis points below the 2.05% at year-end 2011 and 21 basis points higher than the 1.50% at June 30, 2011.  The consumer installment delinquency ratio at the end of the second quarter decreased in comparison to both December 31, 2011 and June 30, 2011.  The delinquency rate for business lending, consumer mortgage and home equity decreased as compared to December 31, 2011 and increased as compared to June 30, 2011.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2012	2011	2012	2011

Allowance for loan losses at beginning of period	$41,809	$42,147	$42,213	$42,510
Charge-offs:
Consumer mortgage	150	108	419	344
Business lending	1,662	727	3,227	1,570
Consumer installment - indirect	1,134	930	2,173	1,956
Consumer installment - direct	273	203	730	620
Home equity	65	95	181	131
Total charge-offs	3,284	2,063	6,730	4,621
Recoveries:
Consumer mortgage	4	7	17	26
Business lending	178	232	333	318
Consumer installment - indirect	782	976	1,824	1,793
Consumer installment - direct	182	178	354	394
Home equity	2	4	18	11
Total recoveries	1,148	1,397	2,546	2,542

Net charge-offs	2,136	666	4,184	2,079
Provision for loans losses	2,155	1,050	3,799	2,100
Allowance for loan losses at end of period	$41,828	$42,531	$41,828	$42,531

Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.05%	0.04%	0.06%	0.06%
Business lending	0.49%	0.15%	0.48%	0.22%
Consumer installment - indirect	0.25%	-0.03%	0.13%	0.06%
Consumer installment - direct	0.24%	0.07%	0.50%	0.30%
Home equity	0.08%	0.11%	0.10%	0.08%
Total loans	0.24%	0.08%	0.24%	0.13%

As displayed in Table 10, net charge-offs during the second quarter of 2012 were $2.1 million, $1.5 million higher than the equivalent 2011 period.  Net charge-offs for the six months ended June 30, 2012 were $4.2 million, $2.1 million higher than the first six months of 2011.  Net charge-offs for the home equity portfolio decreased as compared to the equivalent prior year period, while the other portfolios experienced higher levels of net charge-offs in the second quarter of 2012 as compared to the second quarter of 2011.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.24%, consistent with the linked quarter and 16 basis points higher than the comparable quarter of 2011.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses were $2.2 million in the second quarter and $3.8 million for the first half of 2012, comprised of a $2.4 million provision for legacy loans, a $1.3 million provision for acquired non-impaired loans and a $0.1 million provision for acquired impaired loans.  The combined provision was $1.7 million higher than the equivalent prior year period.  The second quarter 2012 loan loss provision for legacy loans was consistent with the level of net charge-offs for the quarter, reflective of growth in the loan portfolio and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $41.8 million as of June 30, 2012 declined $0.7 million from the level one year ago.  Changes in the proportional mix of loans in the portfolio contributed to these changes resulting in an allowance for loan loss to total legacy loans ratio of 1.28% at June 30, 2012, eight basis points lower than year-end and 12 basis points lower than the 1.40% at June 30, 2011.  As of June 30, 2012, fair value-based loan marks related to the $356 million of remaining non-impaired loan balances acquired from Wilber approximated $16.3 million or 4.6% of that portfolio.

Deposits

As shown in Table 11, average deposits of $4.91 billion in the second quarter were up $231.9 million compared to the second quarter of 2011 and $102.7 million versus the fourth quarter of last year.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (interest checking, noninterest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.70% in the second quarter of 2011 to 0.44% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average second quarter non-public fund deposits increased $33.9 million or 0.8% versus the fourth quarter of 2011 and increased $191.1 million or 4.6% compared to the year-earlier period.  Average public fund deposits in the second quarter increased $68.8 million, or 15%, from fourth quarter 2011 and $40.8 million, or 8.5%, from the second quarter of 2011.  Public fund deposits as a percentage of total deposits increased from 10.3% in the second quarter of 2011 to 10.7% in the current quarter.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2012	2011	2011
Noninterest checking deposits	$907,153	$878,443	$813,789
Interest checking deposits	988,993	913,187	870,219
Regular savings deposits	707,127	660,716	639,660
Money market deposits	1,261,363	1,216,069	1,184,246
Time deposits	1,045,730	1,139,260	1,170,546
Total deposits	$4,910,366	$4,807,675	$4,678,460

Nonpublic fund deposits	$4,387,175	$4,353,238	$4,196,106
Public fund deposits	523,191	454,437	482,354
Total deposits	$4,910,366	$4,807,675	$4,678,460

Borrowings

At the end of the second quarter external borrowings of $1.3 billion were $430 million or 52% higher than borrowings at December 31, 2011 and the end of the second quarter of 2011, reflective of short term borrowings from FHLB being used to fund the purchase of investment securities during the first half of 2012 associated with pre-investing some of the anticipated liquidity coming from the branch acquisition expected to close during the third quarter.  The cost of funds on total borrowings in the second quarter of 2.85% was 139 basis points below that of the year-earlier period, reflective of the maturing of the interest rate swap in December of 2011 which converted the variable rate trust preferred securities into a fixed rate obligation at 6.43% for a term of five years, as well as the utilization of very low rate overnight borrowings to fund recent investment purchases.

Shareholders’ Equity

Total shareholders’ equity of $885.1 million at the end of the second quarter rose $110.5 million from the balance at December 31, 2011.  This increase consisted of $54.9 million from shares issued to support the future branch acquisitions, net income of $39.9 million, $28.0 million increase in other comprehensive income/(loss), $6.1 million from shares issued under the employee stock plan, and $2.1 million from employee stock options earned, partially offset by dividends declared of $20.5 million.  The change in other comprehensive income/(loss) was comprised of a $27.2  million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.8 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $155.0 million, as the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 8.98% at the end of the second quarter, up 60 basis points from year-end 2011 and 91 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2011 was the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 17% while average assets excluding intangibles and the market value adjustment on investments increased at a slower pace of 9.1%.  A significant portion of these changes were attributable to the stock offering completed in January of 2012 in expectation of the branch acquisition.  The Tier I leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased at a 24% rate, while average assets excluding intangibles and the market value adjustment increased at a slower 11% rate, driven by the public stock issuance and strong earnings growth and retention. The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.1% increased 97 basis points from December 31, 2011 and increased 165 basis points versus June 30, 2011.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment and the building of capital through a public stock offering in January 2012 to support the branch acquisition and higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2012 was 51.3%, up from 49.4% for the first six months of 2011.  Net income increased 17%, while dividends declared increased 21%.  The Company’s quarterly dividend was raised from $0.24 to $0.26 in July 2011 and the number of common shares outstanding increased 7.2% over the last twelve months, primarily due to the shares issued in conjunction with the public stock offering in January of 2012.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which, $1.16 billion are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2012, the Bank had $131 million of cash and cash equivalents of which $15 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $125 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.8 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2012, this ratio was 24.8% for 30-days and 24.9% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2012, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with high impact on the liquidity position.  The results of the stress tests as of June 30, 2012 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 34, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 69% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 28% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 3% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using June 30, 2012 as a starting point, which do not include the pro forma effect of any expected acquired assets and liabilities.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rate are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  In the 0 basis point model, the prime and federal funds rates remain at current levels while longer-term rates are lowered to create a modestly sloped yield curve that is below historical norms.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2012
+200 basis points	($2,391,000)
0 basis points	($902,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely due to an increase in overnight funding and deposit rates offset by assets repricing to higher rates and slower investment cash flows.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in reporting that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of June 30, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Subsequent to the quarter ended June 30, 2012, the Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania.  The complaint seeks to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices and alleges that the Bank unfairly re-ordered customer transactions to maximize the number of overdraft charges.  The claims asserted against the Bank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law.  The plaintiffs seek recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  At this stage of the proceeding, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Item 1A.           Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  Any repurchased shares will be used for general corporate purposes, including those related to employee stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in the first two quarters of 2012.

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

Community Bank System, Inc.

Date: August 9, 2012	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: August 9, 2012	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer