Form 10-Q
period 2012-09-30
COMMUNITY BANK SYSTEM INC
filed 2012-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,586,191 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2012.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2012 and 2011	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2012	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2012 and 2011	7

	Notes to the Consolidated Financial Statements
	September 30, 2012	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	September 30,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$287,753	$324,878

Available-for-sale investment securities (cost of $2,051,431 and $1,453,461, respectively)	2,195,104	1,538,973

Held-to-maturity investment securities (fair value of $712,816 and $617,835, respectively)	641,540	553,495

Other securities, at cost	58,641	58,902

Loans held for sale, at fair value	113	532

Loans	3,812,457	3,471,025
Allowance for loan losses	(42,817)	(42,213)
Net loans	3,769,640	3,428,812

Goodwill, net	369,703	345,050
Core deposit intangibles, net	15,504	11,519
Other intangibles, net	3,191	3,995
Intangible assets, net	388,398	360,564

Premises and equipment, net	89,215	85,956
Accrued interest receivable	30,080	28,579
Other assets	109,889	107,584

Total assets	$7,570,373	$6,488,275

Liabilities:
Noninterest-bearing deposits	$1,098,135	$894,464
Interest-bearing deposits	4,610,494	3,900,781
Total deposits	5,708,629	4,795,245

Borrowings	728,116	728,281
Subordinated debt held by unconsolidated subsidiary trusts	102,067	102,048
Accrued interest and other liabilities	126,962	88,118
Total liabilities	6,665,774	5,713,692

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 40,369,948 and
37,794,532 shares issued, respectively	40,370	37,795
Additional paid-in capital	376,654	313,501
Retained earnings	438,912	411,805
Accumulated other comprehensive income	66,136	29,165
Treasury stock, at cost (798,515 and 808,123 shares, respectively)	(17,473)	(17,683)
Total shareholders' equity	904,599	774,583

Total liabilities and shareholders' equity	$7,570,373	$6,488,275

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$48,590	$50,702	$143,305	$142,470
Interest and dividends on taxable investments	16,762	14,278	48,487	41,147
Interest and dividends on nontaxable investments	6,042	5,438	17,658	16,938
Total interest income	71,394	70,418	209,450	200,555

Interest expense:
Interest on deposits	4,402	6,887	14,291	19,684
Interest on borrowings	7,535	7,466	22,648	22,146
Interest on subordinated debt held by unconsolidated subsidiary trusts	682	1,497	2,056	4,447
Total interest expense	12,619	15,850	38,995	46,277

Net interest income	58,775	54,568	170,455	154,278
Provision for loan losses	2,643	1,043	6,442	3,143
Net interest income after provision for loan losses	56,132	53,525	164,013	151,135

Noninterest income:
Deposit service fees	12,057	11,134	33,461	31,307
Mortgage and other banking services	1,405	1,499	3,295	3,920
Benefit trust, administration, consulting and actuarial fees	8,912	7,685	26,549	23,722
Wealth management services	3,194	2,904	9,427	7,866
Gain (loss) on investment securities and debt extinguishments, net	291	(6)	291	8
Total noninterest income	25,859	23,216	73,023	66,823

Operating expenses:
Salaries and employee benefits	28,126	26,543	82,395	75,185
Occupancy and equipment	6,541	6,103	19,134	18,413
Data processing and communications	6,078	5,330	17,429	15,278
Amortization of intangible assets	1,212	1,161	3,343	3,251
Legal and professional fees	1,710	1,640	5,723	4,286
Office supplies and postage	1,345	1,300	4,195	3,873
Business development and marketing	1,312	1,096	4,360	4,534
FDIC insurance premiums	919	544	2,728	3,082
Acquisition expenses	4,796	381	5,221	4,689
Other	4,046	3,995	10,330	9,944
Total operating expenses	56,085	48,093	154,858	142,535

Income before income taxes	25,906	28,648	82,178	75,423
Income taxes	7,539	8,640	23,914	21,269
Net income	$18,367	$20,008	$58,264	$54,154

Basic earnings per share	$0.46	$0.54	$1.48	$1.52
Diluted earnings per share	$0.46	$0.54	$1.46	$1.50
Dividends declared per share	$0.27	$0.26	$0.79	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Other comprehensive income, before tax:
Change in accumulated unrealized gain or loss for pension and other post retirement obligations	$682	($18,157)	$2,047	($17,808)
Change in unrealized losses on derivative instruments used in cash flow hedging relationships	0	871	0	2,463
Unrealized gains on securities:
Unrealized holding gains arising during period	14,067	39,642	58,452	68,043
Reclassification adjustment for (gains) losses included in net income	(291)	6	(291)	(99)
Other comprehensive income, before tax:	14,458	22,362	60,208	52,599
Income tax expense related to other comprehensive income	(5,488)	(8,400)	(23,237)	(19,841)
Other comprehensive income, net of tax:	8,970	13,962	36,971	32,758
Net income	18,367	20,008	58,264	54,154
Comprehensive income	$27,337	$33,970	$95,235	$86,912

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Tax Effect Allocated To Each Component Of Comprehensive Income:

Tax effect of unrealized loss for pension and other postretirement obligations	($264)	6,996	($794)	6,861
Tax effect of unrealized losses on derivative instruments used in cash flow hedging relationships	0	(336)	0	(949)
Tax effect of unrealized gains and losses on available-for-sale securities arising during period	(5,224)	(15,060)	(22,443)	(25,753)
Income tax (expense) related to other comprehensive loss	($5,488)	($8,400)	($23,237)	($19,841)

	As of
	September 30,	December 31,
	2012	2011
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($38,430)	($40,477)
Tax effect	14,809	15,603
Net unrealized loss for pension and other postretirement obligations	(23,621)	(24,874)

Unrealized gain on available-for-sale securities	143,673	85,512
Tax effect	(53,916)	(31,473)
Net unrealized gain on available-for-sale securities	89,757	54,039
Accumulated other comprehensive income	$66,136	$29,165

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2012
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2011	36,986,409	$37,795	$313,501	$411,805	$29,165	($17,683)	$774,583

Net income				58,264			58,264

Other comprehensive income, net of tax					36,971		36,971

Dividends declared:
Common, $0.79 per share				(31,157)			(31,157)

Common stock issued under employee stock plan,
including tax benefits of $1,013	455,224	445	7,511			210	8,166

Stock-based compensation			2,855				2,855

Common stock issuance	2,129,800	2,130	52,787				54,917

Balance at September 30, 2012	39,571,433	$40,370	$376,654	$438,912	$66,136	($17,473)	$904,599

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$58,264	$54,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,487	8,608
Amortization of intangible assets	3,343	3,251
Net accretion of premiums and discounts on securities, loans, and borrowings	(4,167)	(1,356)
Stock-based compensation	2,855	3,038
Provision for loan losses	6,442	3,143
Amortization of mortgage servicing rights	536	667
Income from bank-owned life insurance policies	(833)	(581)
Gain on investment securities and debt extinguishments, net	(291)	(8)
Net loss/(gain) from sale of loans and other assets	229	(281)
Net change in loans held for sale	488	4,410
Change in other assets and liabilities	12,815	5,555
Net cash provided by operating activities	88,168	80,600
Investing activities:
Proceeds from sales of available-for-sale investment securities	5,378	13,371
Proceeds from maturities of available-for-sale investment securities	144,958	151,997
Proceeds from maturities of held-to-maturity investment securities	20,517	54,152
Proceeds from maturities of other investment securities	275	1,197
Purchases of available-for-sale investment securities	(745,074)	(176,188)
Purchases of held-to-maturity investment securities	(107,317)	(7,424)
Purchases of other securities	(14)	(3,075)
Net (increase) decrease in loans	(187,154)	9,038
Cash received from acquisition, net of cash paid of $0 and $20,704	600,972	6,197
Purchases of premises and equipment	(7,103)	(6,895)
Net cash (used in) provided by investing activities	(274,562)	42,370
Financing activities:
Net increase in deposits	115,422	133,154
Net decrease in borrowings	(165)	(19,884)
Issuance of common stock	62,873	2,273
Sale of treasury stock	210	0
Cash dividends paid	(30,084)	(24,828)
Tax benefits from share-based payment arrangements	1,013	355
Net cash provided by financing activities	149,269	91,070
Change in cash and cash equivalents	(37,125)	214,040
Cash and cash equivalents at beginning of period	324,878	211,837
Cash and cash equivalents at end of period	$287,753	$425,877
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,355	$45,970
Cash paid for income taxes	16,217	14,750
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,682	9,575
Transfers from loans to other real estate	2,571	4,011
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	165,885	815,828
Fair value of liabilities assumed	798,031	791,222

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2012 and 2011 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On July 20, 2012,  Community Bank, N.A. (the “Bank”), the wholly-owned banking subsidiary of the Company, completed its acquisition of 16 retail branches in Central, Northern and Western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money markets accounts) and the purchased loans consist of in-market performing loans primarily residential real estate loans,  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. (“First Niagara”) (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.  The effect of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On September 7, 2012, the Bank completed its acquisition of three branches in Western New York from First Niagara, acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.  The effect of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

In late January 2012, the Company completed a public common stock offering and raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company used the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of acquisition.  The following table summarizes the estimated fair value of the assets and liabilities.

(000s omitted)	2012	2011
Consideration paid (received):
Community Bank System, Inc. common stock	$0	$82,580
Cash	(595,462)	21,885
Total net consideration paid (received)	(595,462)	104,465
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5,510	26,901
Investment securities	0	297,573
Loans	160,116	462,334
Premises and equipment	4,941	6,353
Accrued interest receivable	588	2,615
Other assets and liabilities, net	171	46,942
Core deposit intangibles	6,521	4,016
Other intangibles	0	1,595
Deposits	(797,962)	(771,554)
Borrowings	0	(19,668)
Total identifiable assets and liabilities, net	(620,115)	57,107
Goodwill	$24,653	$47,358

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $4.8 million and $5.2 million during the three and nine months ended September 30, 2012, respectively, and $0.4 million and $4.7 million during the three and nine months ended September 30, 2011, respectively, and have been separately stated in the Consolidated Statements of Income.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each pool were determined using an estimate of credit losses and an estimated rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

The following is a summary of the loans acquired in the Wilber acquisition at the date of acquisition:

(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$41,730	$680,516	$722,246
Contractual cash flows not expected to be collected	(20,061)	(31,115)	(51,176)
Expected cash flows at acquisition	21,669	649,401	671,070
Interest component of expected cash flows	(2,509)	(206,227)	(208,736)
Fair value of acquired loans	$19,160	$443,174	$462,334

The following is a summary of the loans acquired from HSBC and First Niagara at the date of acquisition:

(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$0	$201,745	$201,745
Contractual cash flows not expected to be collected	0	(3,555)	(3,555)
Expected cash flows at acquisition	0	198,190	198,190
Interest component of expected cash flows	0	(38,074)	(38,074)
Fair value of acquired loans	$0	$160,116	$160,116

The core deposit intangible and other intangible related to the Wilber and CAI acquisition are being amortized using an accelerated method over their estimated useful life of approximately eight to ten years,.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Wilber, HSBC branch and First Niagara branch acquisitions and to the Other segment for the CAI acquisition.  The goodwill arising from the Wilber acquisition is not deductible for tax purposes while the goodwill arising from the CAI, HSBC branch and First Niagara branch acquisitions is deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

Supplemental pro forma financial information related to the HSBC and First Niagara acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

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

Critical Accounting Policies

Acquired loans
Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.  Subsequent to the acquisition of acquired impaired loans, GAAP requires the continued estimation of expected cash flows to be received.  This estimation requires numerous assumptions, interpretations and judgments using internal and market credit quality information.  Changes in expected cash flows could result in the recognition of impairment through a provision for loan losses.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.  For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2012.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes D and K for more information.

The Company conducts an assessment of all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  The OTTI assessment considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about and expectations of future performance, and relevant independent industry research, analysis and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment.  The assessment of whether an OTTI decline exists is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity and involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time.

An OTTI loss must be recognized for a debt security in an unrealized loss position if there is intent to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if management does not have the intent and it is not more likely than not that the Company will be required to sell the securities, an evaluation of the expected cash flows to be received is performed to determine if a credit loss has occurred. For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  In the event of a credit loss, only the amount of impairment associated with the credit loss would be recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The implied fair value of a reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$547,962	$63,606	$0	$611,568	$448,260	$56,800	$0	$505,060
Obligations of state and political subdivisions	66,484	6,155	0	72,639	69,623	5,088	0	74,711
Government agency mortgage-backed securities	24,147	1,459	0	25,606	35,576	2,452	0	38,028
Corporate debt securities	2,929	56	0	2,985	0	0	0	0
Other securities	18	0	0	18	36	0	0	36
Total held-to-maturity portfolio	$641,540	$71,276	0	$712,816	$553,495	$64,340	$0	$617,835

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$986,602	$99,151	$0	$1,085,753	$463,922	$56,626	$0	$520,548
Obligations of state and political subdivisions	672,775	34,587	41	707,321	543,527	29,721	236	573,012
Government agency mortgage-backed securities	267,673	20,622	0	288,295	310,541	20,840	2	331,379
Pooled trust preferred securities	63,970	0	13,133	50,837	68,115	0	24,269	43,846
Government agency collateralized mortgage obligations	35,897	1,116	38	36,975	45,481	1,572	110	46,943
Corporate debt securities	24,163	1,403	17	25,549	21,495	1,360	0	22,855
Marketable equity securities	351	84	61	374	380	92	82	390
Total available-for-sale portfolio	$2,051,431	$156,963	$13,290	$2,195,104	$1,453,461	$110,211	$24,699	$1,538,973

Other Securities:
Federal Home Loan Bank common stock	$38,113			$38,113	$38,343			$38,343
Federal Reserve Bank common stock	15,451			15,451	15,451			15,451
Other equity securities	5,077			5,077	5,108			5,108
Total other securities	$58,641			$58,641	$58,902			$58,902

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of September 30, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$10,679	$41	1	$562	$0	20	$11,241	$41
Pooled trust preferred securities	0	0	0	3	50,837	13,133	3	50,837	13,133
Government agency collateralized mortgage obligations	2	403	3	8	3,866	35	10	4,269	38
Corporate debt securities	1	2,947	17	0	0	0	1	2,947	17
Marketable equity securities	0	0	0	1	140	61	1	140	61
Total available-for-sale/investment portfolio	22	$14,029	$61	13	$55,405	$13,229	35	$69,434	$13,290

As of December 31, 2011

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	2	$211	$0	6	$6,038	$236	8	$6,249	$236
Government agency mortgage-backed securities	3	2,415	2	0	0	0	3	2,415	2
Pooled trust preferred securities	0	0	0	3	43,846	24,269	3	43,846	24,269
Government agency collateralized mortgage obligations	17	6,648	110	0	0	0	17	6,648	110
Marketable equity securities	1	123	78	3	12	4	4	135	82
Total available-for-sale/investment portfolio	23	$9,397	$190	12	$49,896	$24,509	35	$59,293	$24,699

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $65.3 million and unrealized losses of $13.1 million at September 30, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of September 30, 2012, an additional 38% - 42% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined OTTI did not exist at September 30, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of September 30, 2012 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$19,247	$19,616	$40,005	$40,831
Due after one through five years	269,744	299,886	247,590	268,526
Due after five years through ten years	244,657	273,315	946,581	1,015,277
Due after ten years	83,745	94,393	513,334	544,826
Subtotal	617,393	687,210	1,747,510	1,869,460
Government agency collateralized mortgage obligations	0	0	35,897	36,975
Government agency mortgage-backed securities	24,147	25,606	267,673	288,295
Total	$641,540	$712,816	$2,051,080	$2,194,730

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

	September 30,	December 31,
(000's omitted)	2012	2011
Consumer mortgage	$1,390,130	$1,214,621
Business lending	1,233,928	1,226,439
Consumer installment - indirect	642,196	556,955
Consumer installment - direct	173,710	149,170
Home equity	372,493	323,840
Gross loans, including deferred origination costs	3,812,457	3,471,025
Allowance for loan losses	(42,817)	(42,213)
Loans, net of allowance for loan losses	$3,769,640	$3,428,812

The outstanding balance related to credit impaired acquired loans was $23.3 million and $25.9 million at September 30, 2012 and December 31, 2011, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at December 31, 2011	$2,610
Accretion recognized, to-date	(1,195)
Net reclassification to accretable from nonaccretable	396
Balance at September 30, 2012	$1,811

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2012:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Troubled Debt Restructure	Total Past Due	Current	Total Loans
Consumer mortgage	$13,705	$2,050	$8,210	$0	$23,965	$1,256,381	$1,280,346
Business lending	5,055	679	10,394	1,986	18,114	966,180	984,294
Consumer installment - indirect	8,335	141	0	0	8,476	621,304	629,780
Consumer installment – direct	1,384	31	0	0	1,415	154,824	156,239
Home equity	2,112	137	1,143	0	3,392	275,811	279,203
Total	$30,591	$3,038	$19,747	$1,986	$55,362	$3,274,500	$3,329,862

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	30 - 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,875	$294	$1,554	$3,723	$0	$106,061	$109,784
Business lending	3,162	17	3,742	6,921	14,623	228,090	249,634
Consumer installment - indirect	451	0	0	451	0	11,965	12,416
Consumer installment – direct	545	0	0	545	0	16,926	17,471
Home equity	796	0	341	1,137	0	92,153	93,290
Total	$6,829	$311	$5,637	$12,777	$14,623	$455,195	$482,595
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

Pass	In general, the condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	In general, the condition of the borrower has deteriorated although the loan performs as agreed.

Classified	In general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	In general, the condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2012			December 31, 2011
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$776,559	$161,508	$938,067	$732,873	$157,494	$890,367
Special mention	102,855	38,093	140,948	118,800	47,890	166,690
Classified	104,880	35,410	140,290	118,226	33,728	151,954
Doubtful	0	0	0	0	0	0
Acquired impaired	0	14,623	14,623	0	17,428	17,428
Total	$984,294	$249,634	$1,233,928	$969,899	$256,540	$1,226,439

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.

The following table details the balances in all other loan categories at September 30, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,270,086	$629,639	$156,208	$277,923	$2,333,856
Nonperforming	10,260	141	31	1,280	11,712
Total	$1,280,346	$629,780	$156,239	$279,203	$2,345,568

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$107,936	$12,416	$17,471	$92,949	$230,772
Nonperforming	1,848	0	0	341	2,189
Total	$109,784	$12,416	$17,471	$93,290	$232,961

The following table details the balances in all other loan categories at December 31, 2011:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,127,821	$535,877	$140,412	$292,362	$2,096,472
Nonperforming	7,899	32	95	1,082	9,108
Total	$1,135,720	$535,909	$140,507	$293,444	$2,105,580

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,109	$21,044	$8,663	$29,880	$137,696
Nonperforming	792	2	0	516	1,310
Total	$78,901	$21,046	$8,663	$30,396	$139,006

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of September 30, 2012 and December 31, 2011 follows:

	September 30,	December 31,
(000’s omitted)	2012	2011
Loans with allowance allocation	$605	$4,118
Loans without allowance allocation	11,350	2,308
Carrying balance	11,955	6,426
Contractual balance	16,004	8,527
Specifically allocated allowance	311	895

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans are considered to be impaired.  As a result, the determination of the amount of allowance for loan losses related to impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

During the nine months ended September 30, 2012, the Company modified one business lending agreement that was on nonaccrual, via an increase in the term without a change in interest rate or forgiveness of principal or contractually required accrued interest, which it considers to be a TDR.  The balance of the modified loan arrangement is included in the loans without allowance allocation above.  There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2012.  There were no commitments as of September 30, 2012 to borrowers who have terms modified in a TDR.

Allowance for Loan Losses

The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$6,313	$18,698	$8,670	$3,223	$1,392	$3,112	$420	$41,828
Charge-offs	(293)	(1,100)	(1,460)	(344)	(39)	0	0	(3,236)
Recoveries	17	454	850	259	2	0	0	1,582
Provision	730	510	1,340	220	40	(390)	193	2,643
Ending balance	$6,767	$18,562	$9,400	$3,358	$1,395	$2,722	$613	$42,817

	Three Months Ended September 30, 2011
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$3,286	$20,949	$10,277	$3,878	$911	$3,230	$0	$42,531
Charge-offs	(157)	(249)	(1,294)	(283)	(43)	0	0	(2,026)
Recoveries	2	88	668	151	6	0	0	915
Provision	1,056	105	(210)	(224)	126	(53)	243	1,043
Ending balance	$4,187	$20,893	$9,441	$3,522	$1,000	$3,177	$243	$42,463

	Nine Months Ended September 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(712)	(4,327)	(3,633)	(1,074)	(220)	0	0	(9,966)
Recoveries	34	787	2,674	613	20	0	0	4,128
Provision	2,794	1,528	1,399	529	465	(500)	227	6,442
Ending balance	$6,767	$18,562	$9,400	$3,358	$1,395	$2,722	$613	$42,817

	Nine Months Ended September 30, 2011
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$2,451	$22,326	$9,922	$3,977	$689	$3,145	$0	$42,510
Charge-offs	(501)	(1,819)	(3,249)	(904)	(174)	0	0	(6,647)
Recoveries	28	406	2,461	545	17	0	0	3,457
Provision	2,209	(20)	307	(96)	468	32	243	3,143
Ending balance	$4,187	$20,893	$9,441	$3,522	$1,000	$3,177	$243	$42,463

Despite the above allocation, the allowance for loan losses is general in nature and is available to absorb losses from any loan type.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$38,961	($23,457)	$15,504	$32,437	($20,918)	$11,519
Other intangibles	9,429	(6,238)	3,191	9,429	(5,434)	3,995
Total amortizing intangibles	$48,390	($29,695)	$18,695	$41,866	($26,352)	$15,514

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Oct - Dec 2012	$1,264
2013	4,441
2014	3,597
2015	2,804
2016	2,095
Thereafter	4,494
Total	$18,695

Shown below are the components of the Company’s goodwill at September 30, 2012:

(000’s omitted)	December 31, 2011	Acquisition	September 30, 2012
Goodwill	$349,874	$24,653	$374,527
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$345,050	$24,653	$369,703

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.03%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.04%)	12/15/2036	Par

On December 8, 2006, the Company established Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of approximately $0.9 million and $2.6 million was recognized during the three and nine months ended September 30, 2011, respectively, due to the interest rate swap agreement.

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$848	$735	$2,544	$2,205	$0	$0	$0	$0
Interest cost	1,098	1,191	3,295	3,344	29	38	86	115
Expected return on plan assets	(2,299)	(2,167)	(6,897)	(6,101)	0	0	0	0
Amortization of unrecognized net loss	922	474	2,765	1,422	3	2	9	6
Amortization of prior service cost	(37)	(37)	(110)	(112)	(206)	(264)	(617)	(793)
Net periodic benefit cost	$532	$196	$1,597	$758	$(174)	($224)	($522)	($672)

Effective September 30, 2011, the Wilber National Bank Retirement Plan, with $20.5 million in assets, was merged into the Community Bank System, Inc. Pension Plan and, as required, the assets and liabilities of the combined plan were revalued for financial reporting purposes.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million weighted-average anti-dilutive stock options outstanding at September 30, 2012, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding at September 30, 2011, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2012	2011	2012	2011
Net income	$18,367	$20,008	$58,264	$54,154
Income attributable to unvested stock-based compensation awards	(125)	(147)	(372)	(414)
Income available to common shareholders	18,242	19,861	57,892	53,740

Weighted-average common shares outstanding – basic	39,384	36,679	39,095	35,436
Basic earnings per share	$0.46	$0.54	$1.48	$1.52

Net income	$18,367	$20,008	$58,264	$54,154
Income attributable to unvested stock-based compensation awards	(125)	(147)	(372)	(414)
Income available to common shareholders	18,242	19,861	57,892	53,740

Weighted-average common shares outstanding	39,384	36,679	39,095	35,436
Assumed exercise of stock options	486	362	496	403
Weighted-average shares – diluted	39,870	37,041	39,591	35,839
Diluted earnings per share	$0.46	$0.54	$1.46	$1.50

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  There were no treasury stock purchases in 2011 or 2012.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2012	December 31, 2011
Commitments to extend credit	$680,780	$572,393
Standby letters of credit	24,552	25,279
Total	$705,332	$597,672

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of September 30, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania which seeks to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices.  The complaint alleges that the Bank failed to adequately disclose the processing order of customer transactions from highest dollar value to lowest dollar value which unfairly resulted in increasing  the number of overdraft charges.  The claims asserted against the Bank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law.  The plaintiffs seek recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  This case is substantially similar to cases filed against more than 100 other banks across the United States.  At this stage of the proceeding, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

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

Accounting standards establish a framework for measuring fair value and require certain disclosures about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. exit price).  Inputs used to measure fair value are classified into the following hierarchy:

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

	September 30, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$896,521	$189,232	$0	$1,085,753
Obligations of state and political subdivisions	0	707,321	0	707,321
Government agency mortgage-backed securities	0	288,295	0	288,295
Pooled trust preferred securities	0	0	50,837	50,837
Government agency collateralized mortgage obligations	0	36,975	0	36,975
Corporate debt securities	0	25,549	0	25,549
Marketable equity securities	374	0	0	374
Total available-for-sale investment securities	896,895	1,247,372	50,837	2,195,104
Mortgage loans held for sale	0	113	0	113
Total	$896,895	$1,247,485	$50,837	$2,195,217

	December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$311,958	$208,590	$0	$520,548
Obligations of state and political subdivisions	0	573,012	0	573,012
Government agency mortgage-backed securities	0	331,379	0	331,379
Pooled trust preferred securities	0	0	43,846	43,846
Government agency collateralized mortgage obligations	0	46,943	0	46,943
Corporate debt securities	0	22,855	0	22,855
Marketable equity securities	390	0	0	390
Total available-for-sale investment securities	312,348	1,182,779	43,846	1,538,973
Mortgage loans held for sale	0	532	0	532
Total	$312,348	$1,183,311	$43,846	$1,539,505

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2012 was approximately $113,000, which approximated fair value.   Unrealized gains and losses on mortgage loans held for sale, when they occur, are recognized in other banking services income in the consolidated statement of income.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2012	2011
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$48,786	$48,972	$142	$49,114
Total gains (losses) included in earnings (1)(2)	32	23	(142)	(119)
Total gains (losses) included in other comprehensive income(3)	2,769	(1,627)	0	(1,627)
Principal reductions	(750)	(345)	0	(345)
Ending balance	$50,837	$47,023	$0	$47,023

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

	Nine Months Ended September 30,
	2012	2011
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$43,846	$41,993	$58	$42,051
Total gains (losses) included in earnings (1)(2)	176	71	(258)	(187)
Total gains included in other comprehensive income(3)	11,136	6,052	0	6,052
Principal reductions	(4,321)	(1,093)	0	(1,093)
Commitments to originate real estate loans held for sale, net	0	0	200	200
Ending balance	$50,837	$47,023	$0	$47,023

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

Assets and liabilities measured on a non-recurring basis:

	September 30, 2012				December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$294	$294	$0	$0	$4,118	$4,118
Other real estate owned	0	0	3,384	3,384	0	0	2,682	2,682
Mortgage servicing rights	0	0	1,178	1,178	0	0	1,747	1,747
Total	$0	$0	$4,856	$4,856	$0	$0	$8,547	$8,547

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurement are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are significant, ranging from 3% to 64% at September 30, 2012 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $430,000 at September 30, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2011 or the nine months ended September 30, 2012.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of September 30, 2012 are as follows:

(000's omitted)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$50,837	Consensus pricing	Weighting of offered quotes	60.3% - 85.6% (77.8%)

Impaired loans	294	Fair value of collateral	Discount	25%

Other real estate owned	3,384	Fair value of collateral	Discount	3%-64% (27%)

Mortgage servicing rights	1,178	Discounted cash flow	Weighted average constant prepayment rate	20.5% - 36.0% (31.1%)
			Weighted average discount rate	2.40% - 3.17% (2.98%)
			Adequate compensation	$7/loan

The Company determines fair values based on quoted market values, where available,  estimates of present values, or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,812,457	$3,835,406	$3,471,025	$3,491,729
Financial liabilities:
Deposits	5,708,629	5,716,925	4,795,245	4,810,856
Borrowings	728,116	827,739	728,281	828,018
Subordinated debt held by unconsolidated subsidiary trusts	102,067	93,154	102,048	73,211

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2012
Net interest income	$58,730	$45	$0	$58,775
Provision for loan losses	2,643	0	0	2,643
Noninterest income	13,462	12,647	(541)	25,568
Gain on investment securities, net	291	0	0	291
Amortization of intangible assets	958	254	0	1,212
Other operating expenses	44,796	10,618	(541)	54,873
Income before income taxes	$24,086	$1,820	$0	$25,906
Assets	$7,546,153	$41,303	($17,083)	$7,570,373
Goodwill	$359,207	$10,496	$0	$369,703

Three Months Ended September 30, 2011
Net interest income	$54,539	$29	$0	$54,568
Provision for loan losses	1,043	0	0	1,043
Noninterest income	12,632	11,022	(432)	23,222
Loss on investment securities, net	(6)	0	0	(6)
Amortization of intangible assets	908	253	0	1,161
Other operating expenses	38,449	8,915	(432)	46,932
Income before income taxes	$26,765	$1,883	$0	$28,648
Assets	$6,480,206	$35,965	($12,317)	$6,503,854
Goodwill	$333,948	$10,281	$0	$344,229

Nine Months Ended September 30, 2012
Net interest income	$170,329	$126	$0	$170,455
Provision for loan losses	6,442	0	0	6,442
Noninterest income	36,754	37,608	(1,630)	72,732
Gain on investment securities, net	291	0	0	291
Amortization of intangible assets	2,536	807	0	3,343
Other operating expenses	121,902	31,243	(1,630)	151,515
Income before income taxes	$76,494	$5,684	$0	$82,178

Nine Months Ended September 30, 2011
Net interest income	$154,202	$76	$0	$154,278
Provision for loan losses	3,143	0	0	3,143
Noninterest income	35,225	32,947	(1,357)	66,815
Gain on investment securities & debt extinguishments, net	8	0	0	8
Amortization of intangible assets	2,529	722	0	3,251
Other operating expenses	114,776	25,865	(1,357)	139,284
Income before income taxes	$68,987	$6,436	$0	$75,423

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2012 and 2011, although in some circumstances the second quarter of 2012 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2012, “third quarter” refers to the quarter ended September 30, 2012, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 43.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets, liabilities and shareholders’ equity and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

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

•
Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific market and performance metrics, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; net interest margins; noninterest income; operating expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; liquidity and interest rate sensitivity; enhancements to customer products and services; technology advancements; market share; peer comparisons; and the performance of acquisition activities.

On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), the parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $298 million of investment securities and $772 million of deposits.

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

On July 20, 2012,  Community Bank, N.A. (the” Bank”), the wholly-owned banking subsidiary of the Company, completed its acquisition of 16 retail branches in central, northern and western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. (“First Niagara”) (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.

On September 7, 2012, the Bank completed its acquisition of three branches in central New York from First Niagara, acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.

In late January 2012, the Company completed a public common stock offering and raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.  The Company used the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

Third quarter 2012 net income of $18.4 million decreased $1.6 million or 8.2% as compared to the third quarter of 2011, while earnings per share for the quarter of $0.46 were $0.08 or 14.8% lower than the third quarter of the prior year.  The current year results included $4.8 million of acquisition-related expenses, or $0.08 per share, compared with $0.4 million in the prior year period.  September year-to-date net income of $58.3 million was $4.1 million or 7.6% higher than the respective prior year period.  Year-to-date earnings per share were $1.46, a decrease of $0.04 from the equivalent prior year period.  The year-to-date results for both periods include $0.09 of acquisition related expenses.  Both quarterly and year-to-date results experienced higher net interest income generated from earning asset growth resulting from the HSBC and First Niagara branch acquisitions, combined with the Wilber acquisition in the second quarter of 2011 and organic loan growth, partially offset by a lower net interest margin.  Also contributing to higher net income was growth of noninterest income due to incremental deposit service fees from the HSBC, First Niagara and Wilber acquisitions, higher debit card-related revenue, higher employee benefits administration and consulting revenues, primarily driven by the CAI acquisition and solid revenue growth from the wealth management businesses, which benefitted from more favorable market conditions.  These were partially offset by higher provisions for loan losses, higher operating expenses due in large part to the additional operating costs and one-time acquisition related expenses from the HSBC, First Niagara and Wilber acquisitions, and a higher effective income tax rate.   Additionally, earnings per share were impact by the 2.13 million shares issued in January 2012 in support of the HSBC and First Niagara branch acquisitions and the 3.35 million shares issued in April 2011 in conjunction with the Wilber acquisition.

Asset quality in the third quarter of 2012 remained stable and favorable in comparison to averages for peer financial organizations.  Third quarter loan net charge-off ratios were higher than those experienced in the third quarter of 2011, but lower than the level of net charge-offs in the first and second quarters of 2012.  Nonperforming loan ratios were higher than experienced in the third quarter of last year, but lower than the first and second quarter of 2012. The current quarter provision for loan losses was higher than the third quarter of 2011 as a result of organic loan growth and the need for an allowance on loans acquired during the third quarter of 2012.  Delinquency ratios increased from the third quarter of 2011, but were below those experienced in the fourth quarter of 2011.  The Company generated year-over-year growth in average interest-earning assets for the quarter, reflective of the pre-investment of approximately $600 million of expected liquidity from the HSBC branch acquisition, as well as organic loan growth.  Average deposits in the third quarter of 2012 were higher than the third quarter of 2011 and the fourth quarter of 2011, driven by the HSBC and First Niagara acquisitions as well as organic deposit growth.  Average borrowings decreased during the third quarter of 2012, as the Company extinguished all overnight obligations upon the completion of the branch acquisitions.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $18.4 million and $58.3 million decreased 8.2% versus the third quarter of 2011 and increased 7.6% compared to the first nine months of 2011.  Earnings per share for the third quarter of $0.46 were $0.08 lower that the EPS generated in the third quarter of 2011, and earnings per share of $1.46 for the first nine months of 2012 decreased $0.04 from the amount earned in the first nine months of 2011.  Included in these results were $4.8 million and $5.2 million of acquisition expenses for the three and nine months ending September 30, 2012, respectively, as compared to $0.4 million and $4.7 million for the comparative periods of 2011.  Earnings per share for both periods were impacted by the public common stock offering in January 2012 in support of the branch acquisitions and the issuance of 3.35 million shares in conjunction with the Wilber acquisition in the second quarter of 2011.

As reflected in Table 1, third quarter net interest income of $58.8 million was up $4.2 million or 7.7% from the comparable prior year period and net interest income for the first nine months of 2012 increased $16.2 million or 10.5% over the first nine months of 2011.  The improvement resulted from an increase in interest-earning assets, primarily due to the HSBC and First Niagara branch acquisitions in the third quarter of 2012, the pre-investing of a portion of the net liquidity expected to be received from the HSBC branch acquisition in the first half of 2012 combined with the Wilber acquisition from the second quarter of 2011 and organic loan growth, partially offset by a lower net interest margin in the first nine months of 2012.  The  provision for loan losses increased $1.6 million and $3.3 million as compared to the third quarter and first nine months of 2012, respectively, reflective of the $2.6 million increase in year-to-date net charge-offs, solid organic loan growth and $0.5 million for certain loans acquired in the HSBC and First Niagara branch acquisitions where the carrying value exceeded the estimated net recoverable value.  Third quarter and year-to-date noninterest income was $25.6 million and $72.7 million, respectively, up $2.3 million or 10.1% from the third quarter of 2011 and up $5.9 million or 8.9% from the first nine months of 2011, primarily due to the HSBC, First Niagara, Wilber and CAI acquisitions.  Contributing to the increase was a $1.6 million increase in revenue generated from the Company’s wealth management group, principally from activities related to the trust operations acquired from Wilber, as well as solid organic growth aided by more favorable market conditions.

Operating expenses of $56.1 million for the third quarter increased $8.0 million or 17% from the comparable prior year period.  Excluding acquisition expenses of $4.8 million in the third quarter of 2012 and $0.4 million in the third quarter of 2011, operating expenses increased $3.6 million or 7.5%.  Operating expenses for the first nine months of 2012 were $12.3 million or 8.6% higher than the first nine months of 2011.  Excluding acquisition expenses of $5.2 million and $4.7 million in the first nine months of 2012 and 2011, respectively, operating expenses increased $11.8 million or 8.6%.  The increase in operating expenses, excluding acquisition related expenses, is reflective of additional operating costs associated with the HSBC, First Niagara, Wilber and CAI  acquisitions completed in July and September of 2012 and April and November of 2011, respectively, partially offset by lower FDIC insurance costs and business development and marketing expenses.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2012	2011	2012	2011
Net interest income	$58,775	$54,568	$170,455	$154,278
Provision for loan losses	2,643	1,043	6,442	3,143
Noninterest income	25,568	23,222	72,732	66,815
Gain (loss) on sale of investment securities & debt extinguishments, net	291	(6)	291	8
Acquisition expenses	4,796	381	5,221	4,689
All other operating expenses	51,289	47,712	149,637	137,846
Income before taxes	25,906	28,648	82,178	75,423
Income taxes	7,539	8,640	23,914	21,269
Net income	$18,367	$20,008	$58,264	$54,154

Diluted weighted average common shares outstanding	40,139	37,312	39,842	36,112
Diluted earnings per share	$0.46	$0.54	$1.46	$1.50

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2012 was $63.1 million, a $4.7 million or 8.1% increase from the same period last year.  The increase was a result of a $889.7 million increase in third quarter interest-earning assets versus the prior year having a greater impact than the $569.6 million increase in average interest-bearing liabilities and a 25-basis point decrease in the net interest margin.  As reflected in Table 3, the third quarter volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $15.7 million favorable impact on net interest income, while the rate decrease on interest-bearing assets and the volume increase on interest bearing liabilities had an $11.0 million unfavorable impact on net interest income.  September 2012 YTD net interest income of $183.2 million increased $17.1 million or 10.3% from the year-earlier period.  An $833.0 million increase in interest-earning assets had a greater impact than the $601.7 million increase in average interest-bearing liabilities and an 18-basis point decrease in net interest margin.  The increase in interest-earning assets and a lower rate on interest-bearing liabilities had a $43.5 million favorable impact that was partially offset by a $26.5 million unfavorable impact from the decrease in the yield on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the third quarter and YTD periods were $662.7 million and $589.7 million higher, respectively, than the comparable periods of 2011 reflective of the purchase of approximately $600 million of U.S. Treasury securities late in the first quarter of 2012  and the acquired Wilber portfolio. The Company actively redeployed maturing loan and investment cash flows and excess funding supplied by deposit growth, and as well as the pre-investment of a portion of the excess liquidity from the branch acquisitions.  Third quarter 2012 average loan balances increased $227.1 million as compared to the third quarter of 2011 due to organic loan growth principally in the consumer mortgage and indirect portfolios as well as approximately $94 million of acquired loans from the HSBC and First Niagara branch acquisition in the third quarter of 2012.  Year-to-date average loans increased $243.3 million due to the impact of the acquired HSBC, First Niagara and Wilber loans and organic growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $483.4 million or 12%, and $448.8 million or 12%, for the quarter and YTD periods, respectively, as a result of the HSBC, First Niagara and Wilber acquisitions and organic growth.  Quarterly and YTD average borrowings increased $86.3 million or 10.4% and $152.8 million or 18%, respectively, reflective of the initiative to use overnight borrowings to fund the pre-investment of a portion of the liquidity expected from the branch acquisitions in the third quarter of 2012.  These borrowings were repaid upon the completion of the HSBC branch acquisition in July of 2012.

The net interest margin of 3.79% and 3.90% for the third quarter and YTD period, respectively, decreased 25 basis points and 18 basis points as compared to the third quarter and first nine months of 2011, respectively.  Earning asset yields declined by 59 basis points and 49 basis points for the quarter and year-to-date periods, respectively, reflective of lower yields on loans and investment securities.  This was partially offset by the reduction of deposit rates in the current rate environment, the expiration of the interest rate swap agreement on the trust preferred securities and the addition of low-rate overnight borrowings during the first seven months of the year, resulting in a 34-basis point and 30-basis point reduction in the total cost of funds in comparison to the third quarter and year-to-date periods of 2011, respectively.

The decrease in the earning-asset yield was attributable to a 43-basis point and 51-basis point decrease in investment yields, including cash equivalents, for the quarter and YTD period as compared to the prior year periods, largely a result of the purchase of $888 million of U.S. Treasury, obligations of state and political subdivisions and other securities with an average yield of 2.69% during the first half of 2012.  Additionally, contributing to the decrease in earning-asset yield for the quarter and YTD periods was a 56-basis point and 36-basis point decline in the loan yield as compared to the third quarter and YTD periods of 2011, respectively, as a result of lower rates on fixed-rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and certain existing adjustable and fixed-rate loans repricing downward.

The third quarter cost of funds decreased versus the prior year quarter due to a 30-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and noninterest bearing deposits and a 71-basis point decrease in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2011 and the first nine months of 2012 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.  The decrease in the average rate paid on external borrowings was primarily due to the maturing of the interest rate swap in December of 2011, which had converted the variable rate trust preferred securities (with an interest rate of 2.04% at September 30, 2012) into a fixed rate obligation at 6.43% for a term of five years, and the utilization of low-rate overnight borrowings to fund acquisition related investment activity.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$138,251	$90	0.26%	$240,127	$149	0.25%
Taxable investment securities (1)	2,065,121	17,174	3.31%	1,458,127	14,591	3.97%
Nontaxable investment securities (1)	717,608	9,573	5.31%	560,051	8,554	6.06%
Loans (net of unearned discount)(2)	3,708,143	48,889	5.25%	3,481,087	50,960	5.81%
Total interest-earning assets	6,629,123	75,726	4.54%	5,739,392	74,254	5.13%
Noninterest-earning assets	797,695			707,818
Total assets	$7,426,818			$6,447,210

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,343,484	1,786	0.21%	$2,747,371	2,675	0.39%
Time deposits	1,066,329	2,616	0.98%	1,179,086	4,212	1.42%
Borrowings	918,789	8,217	3.56%	832,505	8,963	4.27%
Total interest-bearing liabilities	5,328,602	12,619	0.94%	4,758,962	15,850	1.32%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,066,689			867,373
Other liabilities	131,380			77,145
Shareholders' equity	900,147			743,730
Total liabilities and shareholders' equity	$7,426,818			$6,447,210

Net interest earnings		$63,107			$58,404
Net interest spread			3.60%			3.81%
Net interest margin on interest-earning assets			3.79%			4.04%

Fully tax-equivalent adjustment		$4,332			$3,836

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2) The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$133,383	$260	0.26%	$192,405	$354	0.25%
Taxable investment securities (1)	1,907,880	49,757	3.48%	1,365,697	42,171	4.13%
Nontaxable investment securities (1)	674,954	27,982	5.54%	568,450	26,669	6.27%
Loans (net of unearned discount)(2)	3,558,817	144,148	5.41%	3,315,494	143,184	5.77%
Total interest-earning assets	6,275,034	222,147	4.73%	5,442,046	212,378	5.22%
Noninterest-earning assets	761,098			644,209
Total assets	$7,036,132			$6,086,255

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,055,649	5,365	0.23%	$2,589,779	7,654	0.40%
Time deposits	1,071,083	8,926	1.11%	1,088,125	12,030	1.48%
Borrowings	986,842	24,704	3.34%	833,995	26,593	4.26%
Total interest-bearing liabilities	5,113,574	38,995	1.02%	4,511,899	46,277	1.37%
Noninterest-bearing liabilities:
Noninterest checking deposits	953,180			807,360
Other liabilities	107,924			77,497
Shareholders' equity	861,454			689,499
Total liabilities and shareholders' equity	$7,036,132			$6,086,255

Net interest earnings		$183,152			$166,101
Net interest spread			3.71%			3.85%
Net interest margin on interest-earning assets			3.90%			4.08%

Fully tax-equivalent adjustment		$12,697			$11,823

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

Table 3: Rate/Volume

	Three Months Ended September 30, 2012 versus September 30, 2011			Nine Months Ended September 30, 2012 versus September 30, 2011
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	($67)	$8	($59)	($113)	$19	($94)
Taxable investment securities	5,344	(2,761)	2,583	14,871	(7,285)	7,586
Nontaxable investment securities	2,198	(1,179)	1,019	4,639	(3,326)	1,313
Loans (net of unearned discount)	3,192	(5,263)	(2,071)	10,155	(9,191)	964
Total interest-earning assets (2)	10,744	(9,272)	1,472	30,630	(20,861)	9,769

Interest paid on:
Interest checking, savings and money market deposits	495	(1,384)	(889)	1,205	(3,494)	(2,289)
Time deposits	(374)	(1,222)	(1,596)	(185)	(2,919)	(3,104)
Borrowings	869	(1,615)	(746)	4,392	(6,281)	(1,889)
Total interest-bearing liabilities (2)	1,737	(4,968)	(3,231)	5,630	(12,912)	(7,282)

Net interest earnings (2)	8,641	(3,938)	4,703	24,563	(7,512)	17,051

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

Table 4: Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2012	2011	2012	2011
Deposit service fees	$12,057	$11,134	$33,461	$31,307
Benefit trust, administration, consulting and actuarial fees	8,912	7,685	26,549	23,722
Wealth management services	3,194	2,904	9,427	7,866
Other banking services	1,277	1,179	2,613	2,222
Mortgage banking	128	320	682	1,698
Subtotal	25,568	23,222	72,732	66,815
Gain/(Loss) on investment securities & debt extinguishments, net	291	(6)	291	8
Total noninterest income	$25,859	$23,216	$73,023	$66,823

Noninterest income/operating income (FTE basis) (1)	28.8%	28.5%	28.4%	28.7%

(1) For purposes of this ratio noninterest income excludes gain (loss) on investment securities and debt extinguishments.
Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gain (loss)
on investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $25.9 million in the third quarter of 2012 and $73.0 million for the first nine months of 2012.  This represents an increase of $2.6 million or 11.4% for the quarter and $6.2 million or 9.3% for the YTD period in comparison to 2011.  General recurring banking fees of $13.3 million for the third quarter and $36.1 million for the first nine months of 2012 were up $1.0 million or 8.3% and $2.5 million or 7.6%, respectively, as compared to the prior year periods.  The addition of new deposit relationships from both acquired and organic growth, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income decreased $0.2 million for the quarter and $1.0 million for the nine months in comparison to the prior year periods.  Residential mortgage banking income totaled $0.1 million for the third quarter of 2012 and $0.7 million for the first nine months of 2012, comprised almost entirely of servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio in the first nine months of 2012.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  The third quarter of 2012 mortgage banking income includes a $0.1 million of impairment charges for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors totaled $3.1 million in the first nine months of 2012 as compared to $34.5 million for the comparable 2011 period.  There were $0.1 million of residential mortgage loans held for sale at September 30, 2012.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $1.2 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods, a result of the CAI acquisition completed in November 2011.  While not immediately additive to earnings, the acquisition added approximately $3.0 million in revenue for the first nine months of 2012 in the strategically important metropolitan New York marketplace.  Wealth management services revenue increased $0.3 million or 10% and $1.6 million or 20% for the third quarter and year-to-date periods as compared to the comparable periods of 2011, driven by solid organic growth in trust and asset management services and investment product sales, which benefited from more favorable market conditions and the generation of new client relationships.

The ratio of noninterest income to total income (FTE basis) was 28.8% for the quarter and 28.4% for the year-to-date period, versus 28.5% and 28.7% for the comparable periods of 2011.  The increase for the quarter is a function of a 10.1% increase in non-interest income, primarily related to the HSBC, First Niagara and CAI acquisitions, while net interest income increased at a lesser 8.6% rate.  The decrease for the year-to-date period is a function of a 9.9% increase in net interest income, primarily the result of higher earning assets, driven by the branch acquisitions and organic loan growth, while noninterest income increased at a lesser 8.9% rate.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2012	2011	2012	2011
Salaries and employee benefits	$28,126	$26,543	$82,395	$75,185
Occupancy and equipment	6,541	6,103	19,134	18,413
Data processing and communications	6,078	5,330	17,429	15,278
Amortization of intangible assets	1,212	1,161	3,343	3,251
Legal and professional fees	1,710	1,640	5,723	4,286
Office supplies and postage	1,345	1,300	4,195	3,873
Business development and marketing	1,312	1,096	4,360	4,534
FDIC insurance premiums	919	544	2,728	3,082
Acquisition expenses	4,796	381	5,221	4,689
Other	4,046	3,995	10,330	9,944
Total operating expenses	$56,085	$48,093	$154,858	$142,535

Operating expenses(1)/average assets	2.68%	2.86%	2.78%	2.96%
Efficiency ratio(2)	56.5%	57.0%	57.2%	57.8%

(1) Operating expenses are total noninterest expenses excluding acquisition expenses, contract termination charges, goodwill impairment and amortization of intangibles.
(2) Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gain on investment securities & debt extinguishments, net.

As shown in Table 5, third quarter 2012 operating expenses were $56.1 million, an increase of $8.0 million or 17% from the prior year level.  Year-to-date operating expenses of $154.9 million increased $12.3 million or 8.6% as compared to the same period of 2011.  Included in operating expenses for the quarter and year-to-date period of 2012 are $4.8 million and $5.2 million of non-recurring expenses related to the acquisition of the HSBC and First Niagara branches, respectively, as compared to non-recurring expenses of $0.4 million and $4.7 million included in the third quarter and year-to-date periods of 2011, respectively, related to the acquisition of Wilber and CAI.  Excluding these non-recurring expenses, operating expenses increased $3.6 million or 7.5% and $11.8 million or 8.6% for the quarter and YTD periods, respectively, as compared to the comparable periods of 2011, reflective of additional operating costs associated with the HSBC, First Niagara, Wilber and CAI acquisitions and increases in retirement plan expenses, partially offset by a decline in YTD FDIC insurance costs and business development and marketing expenses.

Salaries and employee benefits increased $1.6 million and $7.2 million from the third quarter and first nine months of 2011, respectively, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions, 200 employees from the Wilber acquisition and 30 employees from the CAI acquisition, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.7 million for the quarter and up $2.2 million YTD), legal and professional fees (up $0.1 million for the quarter and up $1.4 million YTD), occupancy and equipment costs (up $0.4 million for the quarter and up $0.7 million YTD), FDIC insurance premiums (up $0.4 million for the quarter and down $0.4 million YTD) and business development and marketing (up $0.2 million for the quarter and down  $0.2 million YTD).  The aforementioned acquisitions had a significant impact on the increases of each of these expense categories.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and special charges divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities) was 56.5% for the third quarter, 0.5 percentage points favorable to the comparable quarter of 2011.  This resulted from operating expenses (as described above) increasing 7.6%, while recurring operating income increased at a higher 8.6% rate, driven by a 10.1% increase in noninterest income and a 8.1% increase in net interest income primarily due to the HSBC, First Niagara, Wilber and CAI acquisitions and organic growth.  The efficiency ratio of 57.2% for the first nine months of 2012 improved 0.6 percentage points from a year earlier due to core operating expense increasing 8.7%, while recurring operating income increased 9.9%.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 18 basis points for the both the quarter and year-to-date periods.  Operating expenses (as defined above) increased 7.6% for the quarter and 8.7% year-to-date, while average assets increased 15.2% and 15.6%, respectively, during the same time periods.

Income Taxes

The third quarter and YTD effective income tax rate for 2012 was 29.1%, down from the 30.2% rate in the third quarter of 2011 and up from the 28.2% effective tax rates for the year-to-date period of 2011.  The higher effective tax rate for the first nine months of 2012 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.90 billion at the end of the third quarter, an increase of $743.9 million from December 31, 2011 and an increase of $820.0 million from September 30, 2011.  The book value (excluding unrealized gains) of investments increased $685.8 million from December 31, 2011 and $754.2 million from September 30, 2011.  During the first nine months of 2012, the Company purchased approximately $675 million of U.S. Treasury securities and $213 million of obligations of state and political subdivisions and other securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings that were replaced with liquidity provided by the branch acquisitions in the third quarter.  With these purchases, the overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities and a decrease in the proportion of government agency collateralized mortgage obligations, obligations of state and political subdivisions and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2012, the portfolio had a $143.7 million net unrealized gain, an increase of $65.8 million from the unrealized gain at September 30, 2011 and $58.2 million higher than the unrealized gain at December 31, 2011.  These changes in the unrealized gain are indicative of interest rate movements during the respective time periods and changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $71.3 million of net unrealized gains as of September 30, 2012.

Table 6: Investment Securities
	September 30, 2012		December 31, 2011		September 30, 2011
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$547,962	$611,568	$448,260	$505,060	$448,170	$503,215
Obligations of state and political subdivisions	66,484	72,639	69,623	74,711	70,204	74,200
Government agency mortgage-backed securities	24,147	25,606	35,576	38,028	40,181	42,370
Corporate debt securities	2,929	2,985	0	0	0	0
Other securities	18	18	36	36	36	36
Total held-to-maturity portfolio	641,540	712,816	553,495	617,835	558,591	619,821

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	986,602	1,085,753	463,922	520,548	384,189	435,396
Obligations of state and political subdivisions	672,775	707,321	543,527	573,012	520,753	544,814
Government agency mortgage-backed securities	267,673	288,295	310,541	331,379	332,740	354,274
Pooled trust preferred securities	63,970	50,837	68,115	43,846	68,487	47,023
Government agency collateralized mortgage obligations	35,897	36,975	45,481	46,943	49,354	50,391
Corporate debt securities	24,163	25,549	21,495	22,855	24,007	25,491
Marketable equity securities	351	374	380	390	380	399
Available-for-sale portfolio	2,051,431	2,195,104	1,453,461	1,538,973	1,379,910	1,457,788
Net unrealized gain on available-for-sale portfolio	143,673	0	85,512	-	77,878	0
Total available-for-sale portfolio	2,195,104	2,195,104	1,538,973	1,538,973	1,457,788	1,457,788

Other Securities:
Federal Home Loan Bank common stock	38,113	38,113	38,343	38,343	38,345	38,345
Federal Reserve Bank common stock	15,451	15,451	15,451	15,451	15,450	15,450
Other equity securities	5,077	5,077	5,108	5,108	5,109	5,109
Total other securities	58,641	58,641	58,902	58,902	58,904	58,904

Total investments	$2,895,285	$2,966,561	$2,151,370	$2,215,710	$2,075,283	$2,136,513

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $65.3 million and unrealized losses of $13.1 million at September 30, 2012.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of September 30, 2012, an additional 38% - 42% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at September 30, 2012 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at September 30, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to, nor is it likely that it will be required to, sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of September 30, 2012, and thus are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of September 30, 2012

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 9/30/12	$18,506	$22,442	$23,022
Fair value at 9/30/12	14,452	18,354	18,031
Unrealized loss at 9/30/12	4,054	4,088	4,991
Rating (Moody’s/Fitch/S&P)	(Ba1/BBB/BB-)	(Baa3/BBB/BB-)	(Baa3/BBB/B)
Number of depository institutions/companies in issuance	60/70	42/49	45/56
Deferrals and defaults as a percentage of collateral	29.5%	26.7%	25.2%
Excess subordination	36.4%	33.9%	35.0%

Loans

As shown in Table 8, loans ended the third quarter at $3.81 billion, up $341.4 million or 9.8% from year-end 2011 and up $336.0 million or 9.7% from one year earlier.  The growth during the last twelve months was attributable the acquisition of 16 HSBC branches and three First Niagara branches in the third quarter of 2012, as well as strong organic growth in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft demand in very competitive market conditions in business lending and declining demand for home equity loans.

Table 8: Loans

(000's omitted)	September 30, 2012		December 31, 2011		September 30, 2011
Consumer mortgage	$1,390,130	36.4%	$1,214,621	35.0%	$1,167,781	33.6%
Business lending	1,233,928	32.4%	1,226,439	35.3%	1,261,125	36.3%
Consumer installment – indirect	642,196	16.8%	556,955	16.1%	564,423	16.2%
Consumer installment – direct	173,710	4.6%	149,170	4.3%	154,672	4.5%
Home equity	372,493	9.8%	323,840	9.3%	328,468	9.4%
Total loans	$3,812,457	100.0%	$3,471,025	100.0%	$3,476,469	100.0%

Consumer mortgages increased $222.3 million from one year ago and increased $175.5 million from December 31, 2011.  Excluding the consumer mortgages acquired from the HSBC and First Niagara acquisitions, consumer mortgages increased $131.1 million and $178.0 million from December 31, 2011 and September 30, 2011, respectively.  During the first nine months of 2012, the Company sold $3.1 million of residential mortgage originations, as compared to $34.6 million in the first nine months of 2011 and $43.1 million for the year ended December 31, 2011.  Beginning in the fourth quarter of 2011, the Company chose to retain in portfolio the majority of mortgage production, which has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime,  or other higher-risk mortgage products.  The Company’s solid performance during the past several years is a result of the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $7.5 million from December 31, 2011 and decreased $27.2 million versus one year ago.  Excluding the business loans acquired from the HSBC and First Niagara branches, business loans decreased $24.1 million and $58.8 million from December 31, 2011 and September 30, 2011, respectively.  Customer demand has remained soft due primarily to general economic conditions.  The first nine months of 2012 included certain unscheduled payoffs as well as limited increases in general line utilization.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $96.8 million on a year-over-year basis and increased $109.8 million from December 31, 2011.  Excluding the consumer installment loans acquired from the HSBC and First Niagara branch acquisitions, consumer installment loans increased $97.6 million and $84.6 million from December 31, 2011 and September 31, 2011, respectively.  During the first quarter of 2012, the consumer installment portfolio declined $19.1 million after a year of somewhat softer demand due to consumers spending less and conducting deleveraging activities.  During the second and third quarters of 2012, the consumer installment portfolio increased $116.7 million, excluding the loans acquired from the HSBC and First Niagara branch acquisitions, consistent with seasonal expectations and improving demand characteristics.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has improved in recent periods.

The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will create the opportunity for the Company to continue to produce indirect loan growth.

Home equity loans increased $44.0 million from one year ago and increased $48.7 million from December 31, 2011.  Excluding the home equity loans acquired from the HSBC and First Niagara branch acquisitions, home equity loans decreased $15.8 million and $20.4 million from December 31, 2011 and September 31, 2011, respectively.  The decline is, in part is due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that has occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low-growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2012 and 2011 and December 31, 2011.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2012	2011	2011
Nonaccrual loans
Consumer mortgage	$9,764	$6,520	$5,696
Business lending	14,136	20,558	9,793
Consumer installment – indirect	0	2	3
Consumer installment – direct	0	0	0
Home equity	1,484	1,205	1,010
Total nonaccrual loans	25,384	28,285	16,502
Accruing loans 90+ days delinquent
Consumer mortgage	2,344	2,171	1,769
Business lending	696	399	246
Consumer installment – indirect	141	32	43
Consumer installment – direct	31	95	88
Home equity	137	393	173
Total accruing loans 90+ days delinquent	3,349	3,090	2,319
Restructured loans
Business lending	1,986	0	0
Total nonperforming loans
Consumer mortgage	12,108	8,691	7,465
Business lending	16,818	20,957	10,039
Consumer installment – indirect	141	34	46
Consumer installment – direct	31	95	88
Home equity	1,621	1,598	1,183
Total nonperforming loans	30,719	31,375	18,821

Other real estate (OREO)	3,384	2,682	2,776
Total nonperforming assets	$34,103	$34,057	$21,597

Allowance for loan losses / total loans	1.12%	1.22%	1.22%
Allowance for legacy loan losses / total legacy loans (1)	1.24%	1.36%	1.38%
Allowance for loan losses / nonperforming loans	139%	135%	226%
Allowance for legacy loans / nonperforming loans (1)	167%	197%	224%
Nonperforming loans / total loans	0.81%	0.90%	0.54%
Nonperforming assets / total loans and other real estate	0.89%	0.98%	0.62%
Delinquent loans (30 days old to nonaccruing) to total loans	1.79%	2.05%	1.56%
Net charge-offs to average loans outstanding (quarterly)	0.18%	0.21%	0.13%
Net charge-offs to average legacy loans outstanding (quarterly)	0.21%	0.24%	0.14%
Loan loss provision to net charge-offs (quarterly)	160%	94%	94%
Legacy loan loss provision to net charge-offs (quarterly) (1)	119%	86%	72%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at September 30, 2012 were $34.1 million, consistent with the level at the end of 2011 and a $12.5 million increase as compared to the level one year earlier.  The year-over-year increase is primarily due to two large commercial relationships, one of which was acquired from Wilber, moving to non-accrual status during the fourth quarter of 2011.  Other real estate owned (“OREO”) of $3.4 million increased $0.6 million from one year ago and was $0.7 million higher than year-end 2011.  The Company is managing 24 OREO properties at September 30, 2012 as compared to 28 OREO properties at December 31, 2011 and 29 OREO properties at September 30, 2011.  Nonperforming loans were 0.81% of total loans outstanding at the end of the third quarter, nine basis points lower than the level at December 31, 2011 and 27 basis points higher than the level at September 30, 2011.

Approximately 55% of the nonperforming loans at September 30, 2012 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn in 2008 and 2009, certain businesses’ financial performance and position deteriorated, and in certain cases have not yet fully recovered, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 39% of nonperforming loans at September 30, 2012 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  The remaining six percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 139% at the end of the third quarter, compared to 135% at year-end 2011 and 226% at September 30, 2011.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.79% at the end of the third quarter, 26 basis points below the 2.05% at year-end 2011 and 23 basis points higher than the 1.56% at September 30, 2011.  The direct consumer installment, consumer mortgage and home equity delinquency ratios at the end of the third quarter decreased in comparison to both December 31, 2011 and September 30, 2011.  The delinquency rate for business lending, and indirect consumer installment decreased as compared to December 31, 2011 and increased as compared to September 30, 2011.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2012	2011	2012	2011

Allowance for loan losses at beginning of period	$41,828	$42,531	$42,213	$42,510
Charge-offs:
Consumer mortgage	293	157	712	501
Business lending	1,100	249	4,327	1,819
Consumer installment – indirect	1,460	1,294	3,633	3,249
Consumer installment – direct	344	283	1,074	904
Home equity	39	43	220	174
Total charge-offs	3,236	2,026	9,966	6,647
Recoveries:
Consumer mortgage	17	2	34	28
Business lending	454	88	787	406
Consumer installment – indirect	850	668	2,674	2,461
Consumer installment – direct	259	151	613	545
Home equity	2	6	20	17
Total recoveries	1,582	915	4,128	3,457

Net charge-offs	1,654	1,111	5,838	3,190
Provision for loans losses	2,643	1,043	6,442	3,143
Allowance for loan losses at end of period	$42,817	$42,463	$42,817	$42,463

Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.08%	0.05%	0.07%	0.06%
Business lending	0.21%	0.05%	0.39%	0.16%
Consumer installment – indirect	0.39%	0.44%	0.22%	0.20%
Consumer installment – direct	0.20%	0.33%	0.39%	0.31%
Home equity	0.04%	0.04%	0.08%	0.07%
Total loans	0.18%	0.13%	0.22%	0.13%

As displayed in Table 10, net charge-offs during the third quarter of 2012 were $1.7 million, $0.5 million higher than the equivalent 2011 period.  Net charge-offs for the nine months ended September 30, 2012 were $5.8 million, $2.6 million higher than the first nine months of 2011.  Net charge-offs for the consumer installment portfolio, both direct and indirect, decreased as compared to the equivalent prior year period.  Net charge-offs for the home equity portfolio remained consistent with the prior year and the consumer mortgage and business lending portfolios experienced higher levels of net charge-offs in the third quarter of 2012 as compared to the third quarter of 2011.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.18%, six basis points lower than the linked quarter and five basis points higher than the comparable quarter of 2011.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $2.6 million in the third quarter and $6.4 million for the first nine months of 2012.  The YTD amount was comprised of a $4.5 million provision for legacy loans, a $1.7 million provision for acquired non-impaired loans and a $0.2 million provision for acquired impaired loans.  The combined YTD provision was $3.3 million higher than the equivalent prior year period.  The third quarter 2012 loan loss provision for legacy loans was $0.3 million higher than the level of net charge-offs for the quarter, reflective of growth in the loan portfolio and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $42.8 million as of September 30, 2012 increased $0.4 million from the level one year ago.  The increased proportion of lower-risk consumer mortgages, home equity and consumer loans in the portfolio have a major influence on these  changes, resulting in an allowance for loan loss to total legacy loans ratio of 1.24% at September 30, 2012, twelve basis points lower than year-end and 14 basis points lower than the 1.38% at September 30, 2011.  A provision for loan losses of $0.5 million was recorded in the third quarter of 2012 on certain pools of recently acquired loans where the net fair value of the pool was deemed greater than its par value.

 As of September 30, 2012, the purchase discount related to the $331 million of remaining non-impaired loan balances acquired from Wilber approximated $15.5 million or 4.7% of that portfolio, with an additional $0.4 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.  The fair value-based marks related to the $154.6 million of loans acquired from HSBC and First Niagara was $2.0 million or 1.28% of that portfolio, as well as the previously mentioned $0.5 million recorded in the third quarter provision for loan losses for certain pools of recently acquired loans where the net fair value of the pool was deemed greater than its par value.

Deposits

As shown in Table 11, average deposits of $5.48 billion in the third quarter were up $682.7 million compared to the third quarter of 2011 and $668.8 million versus the fourth quarter of last year.  The significant increase was primarily the result of the $798 million of deposits acquired from HSBC and First Niagara during the third quarter of 2012.  The mix of average deposits has been changing throughout the last several years, With the weightings of core deposits (interest checking, noninterest checking, savings and money market accounts) having increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.70% in the third quarter of 2011 to 0.40% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average third quarter non-public fund deposits increased $619.7 million or 14% versus the fourth quarter of 2011 and increased $635.7 million or 15% compared to the year-earlier period, primarily the result of the HSBC and First Niagara acquisitions.  Average public fund deposits in the third quarter increased $49.1 million, or 11%, from fourth quarter 2011 and $47.0 million, or 10%, from the third quarter of 2011, primarily the result of the HSBC and First Niagara acquisitions.  Public fund deposits as a percentage of total deposits decreased from 9.5% in the third quarter of 2011 to 9.2% in the current quarter.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2012	2011	2011
Noninterest checking deposits	$1,066,689	$878,443	$867,373
Interest checking deposits	1,078,544	913,187	903,481
Regular savings deposits	896,789	660,716	655,511
Money market deposits	1,368,151	1,216,069	1,188,379
Time deposits	1,066,329	1,139,260	1,179,086
Total deposits	$5,476,502	$4,807,675	$4,793,830

Nonpublic fund deposits	$4,972,939	$4,353,238	$4,337,264
Public fund deposits	503,563	454,437	456,566
Total deposits	$5,476,502	$4,807,675	$4,793,830

Borrowings

At the end of the third quarter external borrowings of $0.83 billion were $430 million or 34% lower than borrowings at June 30, 2012 and were consistent with balances at December 31, 2011 and the end of the third quarter of 2011.  Short term borrowings from the Federal Home Loan Bank of New York (“FHLB”) were used to fund the purchase of investment securities during the first half of 2012 as part of the pre-investment of the anticipated liquidity coming from the branch acquisition.  Upon the completion of the HSBC branch acquisition in July of 2012, these additional borrowings were repaid.  The cost of funds on total borrowings in the third quarter of 3.56% was 71 basis points below that of the year-earlier period, reflective of the maturing of the interest rate swap in December of 2011 which had converted the variable rate trust preferred securities into a fixed rate obligation at 6.43% for a term of five years, as well as the utilization of very low rate overnight borrowings to fund recent investment purchases.

Shareholders’ Equity

Total shareholders’ equity of $904.6 million at the end of the third quarter rose $130.0 million from the balance at December 31, 2011.  This increase consisted of $54.9 million from shares issued to support the future branch acquisitions, net income of $58.3 million, a $37.0 million increase in other comprehensive income/(loss), $8.2 million from shares issued under the employee stock plan, and $2.9 million from employee stock options earned, partially offset by dividends declared of $31.2 million.  The change in other comprehensive income/(loss) was comprised of a $35.7  million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.3 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $149.0 million, as the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 8.32% at the end of the third quarter, down six basis points from year-end 2011 and 15 basis points higher than its level one year earlier.  The decrease in the Tier I leverage ratio compared to December 31, 2011 was the result of shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 13.4% while average assets, excluding intangibles and the market value adjustment on investments, increased at a faster pace of 14.2%.  A significant portion of these changes were attributable to the stock offering completed in January of 2012 to support the HSBC and First Niagara branch acquisitions.  The Tier I leverage ratio increased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased at a 16.5% rate, while average assets, excluding intangibles and the market value adjustment, increased at a slower 14.3% rate, driven by the public stock issuance and strong earnings growth and retention. The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.5% increased 42 basis points from December 31, 2011 and increased 75 basis points versus September 30, 2011.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment and the building of capital through a public stock offering in January 2012 to support the branch acquisition and higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2012 was 53.5%, up from 48.8% for the first nine months of 2011.  Net income increased 7.6%, while dividends declared of $31.2 million increased $4.7 million or 18%.  The Company’s quarterly dividend was raised from $0.24 to $0.26 in July 2011 and from $0.26 to $0.27 in July 2012 and the number of common shares outstanding increased 7.4% over the last twelve months, primarily due to the 2.1 million shares issued in conjunction with the public stock offering in January of 2012.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains a critical function management role.  The Bank has appointed the Asset Liability Committee to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding, and borrowings to total funding ratios.

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired when needed.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FeFHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which, $728 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2012, the Bank had $288 million of cash and cash equivalents of which $140 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $587 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2012, this ratio was 23.9% for 30-days and 24.0% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2012, there is ample liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with high impact on the liquidity position.  The results of the stress tests as of September 30, 2012 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations.  Such a crisis should be temporary in nature and would not involve a change in credit ratings.  A long-term funding crisis would most likely be the result of significant credit deterioration at the Company.  Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 36, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and collateralized mortgage obligations securities issued by government agencies comprise 69% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 28% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 3% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, over short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (“ALCO”), which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is net interest income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using September 30, 2012 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, essentially low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
In the 200 basis point model, prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  In the 0 basis point model, the prime and federal funds rates remain at current levels while moving the long end of the curve to spreads over federal funds consistent with historically low leves.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2012
+200 basis points	$2,707,000
0 basis points	($603,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is a result of slower investment cash flows, higher reinvestment rates of overnight deposits, and assets repricng to higher rates.  Partially offsetting the increased income, are higher deposit and funding costs.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 0 basis point model, the Bank has interest rate risk exposure if the yield curve continues to flatten.  Net interest income declines during the first twelve months as investment cash flows increase and  the long end of the curve declines.  Corresponding deposits are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes longer-term risk free rates could potentially fall again, and thus, the 0 basis point model tests the impact of this lower risk free rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of theCompany’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of September 30, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania which seeks to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices.  The complaint alleges that the Bank failed to adequately disclose the processing order of customer transactions from highest dollar value to lowest dollar value which unfairly resulted in increasing the number of overdraft charges.  The claims asserted against the Bank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law.  The plaintiffs seek recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  This case is substantially similar to cases filed against more than 100 other banks across the United States.  At this stage of the proceeding, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on the Company’s financial condition.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  At its December 2011 meeting, the Company’s Board of Directors approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  Any repurchased shares will be used for general corporate purposes, including those related to employee stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in the first three quarters of 2012.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

2.1
Assignment, Purchase and Assumption Agreement, dated January 19, 2012, by and between Community Bank, N.A. and First Niagara Bank, N.A., as amended as restated as of July 19, 2012.   Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed on July 24, 2012.

2.2
Amendment No. 1 to Purchase and Assumption Agreement, dated September 6, 2012, by and between Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed on September 13, 2012.

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

* Filed herewith.

**Furnished herewith.

***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: November 9, 2012	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: November 9, 2012	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer