Form 10-K
period 2012-12-31
COMMUNITY BANK SYSTEM INC
filed 2013-03-01
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value of the common stock, $1.00 par value, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2012 (the registrant’s most recently completed second fiscal quarter): $1,008,194,666.

The number of shares of the common stock, $1.00 par value, outstanding as of the close of business on January 31, 2013: 39,644,985 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 8, 2013 (the "Proxy Statement")
is incorporated by reference in Part III of this Annual Report on Form 10-K.

1 of 98

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

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank” or “CBNA”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), a provider of defined contribution plan administration services; Harbridge Consulting Group LLC (“Harbridge”), a provider of actuarial and benefit consulting services; and Hand Benefits & Trust Company (“HB&T”), a provider of Collective Investment Fund administration and institutional trust services.  HB&T owns two subsidiaries, Flex Corp. (“Flex”), a provider of administration, servicing and marketing of various flexible employee benefit programs and Hand Securities, Inc. (“HSI”), an introducing broker dealer.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  As of December 31, 2012 the Bank operates 179 full-service branches throughout 35 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

Acquisition History (2008-2012)

HSBC and First Niagara Branches
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

CAI Benefits, Inc.
On November 30, 2011, BPAS acquired, in an all-cash transaction, certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction added valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

The Wilber Corporation
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

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2012(1)	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share (1)	Branches	ATM's	Cities	Market Position
Lewis	NY	$145,984	65.34%	4	4	3	3
Franklin	NY	265,148	58.31%	9	7	6	6
Hamilton	NY	38,629	53.12%	2	2	2	2
Allegany	NY	212,633	47.78%	9	10	8	8
Cattaraugus	NY	392,553	46.46%	10	11	7	6
Otsego	NY	408,127	41.30%	10	10	6	5
Seneca	NY	195,465	36.80%	4	3	4	3
St. Lawrence	NY	393,575	35.11%	12	8	11	10
Schuyler	NY	54,166	31.82%	1	1	1	1
Jefferson	NY	394,200	28.98%	8	8	6	6
Wyoming	PA	120,618	27.85%	4	4	3	3
Clinton	NY	325,666	27.12%	6	9	2	2
Yates	NY	81,023	27.03%	3	2	2	1
Livingston	NY	176,362	22.19%	5	6	5	5
Essex	NY	119,748	21.16%	5	6	5	5
Steuben	NY	177,926	20.39%	8	7	7	4
Chautauqua	NY	290,105	20.24%	13	13	11	8
Delaware	NY	171,778	18.57%	5	5	5	5
Wayne	NY	132,259	18.26%	4	4	2	2
Ontario	NY	248,045	14.17%	8	13	5	5
Oswego	NY	123,674	10.28%	4	5	4	2
Schoharie	NY	33,331	8.58%	1	1	1	0
Lackawanna	PA	405,052	8.39%	11	11	8	4
Tioga	NY	33,251	8.19%	2	2	2	1
Chemung	NY	78,703	7.71%	2	2	1	0
Herkimer	NY	41,893	7.15%	1	1	1	1
Susquehanna	PA	44,109	6.31%	3	1	3	2
Chenango	NY	37,366	6.29%	2	2	1	1
Cayuga	NY	41,020	4.39%	2	2	2	1
Luzerne	PA	240,922	4.20%	6	7	6	3
Bradford	PA	39,211	3.59%	2	2	2	1
Washington	NY	18,328	2.76%	1	0	1	1
Warren	NY	32,795	2.30%	1	1	1	1
Oneida	NY	56,299	1.86%	1	1	1	1
Broome	NY	34,532	1.53%	1	1	1	1
Ulster	NY	25,586	0.80%	1	1	1	1
Saratoga	NY	15,195	0.43%	1	1	1	0
Erie	NY	116,855	0.39%	4	4	3	2
Onondaga	NY	28,824	0.34%	2	3	2	0
Tompkins	NY	5,590	0.32%	1	0	1	0
		$5,796,546	6.68%	179	181	144	113

(1) Deposits and Market Share data as of June 30, 2012, the most recent information available from SNL
Financial LLC, adjusted for deposits acquired with the HSBC and First Niagara Branch Acquisitions.

Employees

As of December 31, 2012, the Company employed 1,908 full-time employees, 157 part-time employees and 123 temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

The banking industry is highly regulated.  Statutory and regulatory controls are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders.  The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Company and the Bank.  Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, but may have a material effect on our business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator.  The Bank is also subject to the regulations and supervision of the FRB and the FDIC.

The Company is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Affiliated entities, including BPAS, HB&T, Nottingham, CISI, and HSI are subject to the jurisdiction of the SEC, the New York Stock Exchange, the Texas Department of Banking, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, among others.

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

Insurance of Deposit Accounts
The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  On July 22, 2010, the FDIC amended its insurance regulations to insure deposit accounts up to a maximum of $250,000 (previously $100,000) for each separately insured depositor. Additionally, on November 9, 2010, the FDIC issued a final rule implementing Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) which provides certain noninterest-bearing transaction accounts with unlimited insurance coverage, regardless of the dollar amount, which terminated on December 31, 2012.

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

In the fourth quarter of 2009, the FDIC adopted a rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009.  For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012.  The FDIC also increased annual assessment rates uniformly by three basis points beginning in 2011.  The Company’s prepayment for 2010, 2011 and 2012 amounted to $21.4 million.  Effective April 1, 2011, the FDIC changed the basis for premium payments from a percentage of average deposits to a percentage of average consolidated Bank assets less average tangible capital, resulting in lower 2011 and 2012 premiums for the Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).  This law results in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to financial institutions larger than the Company; however, the Dodd-Frank Act does contain numerous other provisions that will affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies are in the process of promulgating these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

The Dodd-Frank Act includes provisions that, among other things:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor applicable to the size of the DIF.

•
Make permanent the $250,000 limit on deposits for federal deposit insurance, retroactive to January 1, 2008, and provided unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (“CFPB”), a new agency started in July 2011 with responsibility for implementing, examining, and enforcing compliance with federal consumer laws.

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

Basel III
In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.”  Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  The Basel III final capital framework, among other things: introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations.  When fully phased in on January 1, 2019, Basel III requires banks to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent),

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation),

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation),

•
as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures
(as the average for each quarter of the month-end ratios for the quarter), and

•
provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The transition period for banks to meet the revised Tier 1 common requirement will begin in 2013, with implementation on January 1, 2019.  The implementation of the Basel III final framework, scheduled to commence on January 1, 2013 has been deferred.  Once the final implementation guidance is approved, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;
•	4.5 percent Tier 1 capital to risk-weighted assets; and
•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.  Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements.  In November 2012, the Federal Reserve announced the final rule on implementation will not occur until 2013.  Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.  The Company fully expects to be in compliance with the higher Basel III capital standards, as well as any additional Dodd-Frank Act capital requirements, as they become effective.

Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), and various state law counterparts.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  The Dodd-Frank Act weakens the federal preemption rules that have been applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws.

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

Electronic Fund Transfer Act
Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The new rule does not govern overdraft fees on the payment of checks and regular electronic bill payments.  The adoption of this regulation lowered fee income in the fourth quarter of 2010 and all of 2011 and 2012.

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

Current levels of market volatility remain higher than historical norms.

From December 2007 through June 2009, the U.S. economy was in recession.  During the last three years, the U.S. economy has experienced modest improvements, however, the capital, credit and financial markets have experienced significant volatility and disruption during the last five years. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, historically unfavorable consumer confidence and spending, and a slow recovery of manufacturing and service business activity.  The U.S. economy continues to experience turmoil (i.e. the uncertainty caused by the “fiscal cliff”, the adoption of The American Taxpayer Relief Act of 2012, and the extension of the debt ceiling) and management does not expect these difficult market conditions to improve meaningfully over the short term, and a continuation of these conditions could exacerbate their adverse effects:
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

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry.  Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

The Dodd-Frank Act also established the CFPB and authorizes it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company will be subject to the regulations promulgated by the CFPB, which will focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.  Among other changes, significant amendments and revisions to the laws governing mortgage lending have been slated for 2013.

Compliance with new laws and regulations will likely result in additional costs and/or decreases in revenue, which could adversely impact the Company’s results of operations, financial condition or liquidity.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Pursuant to the Dodd-Frank Act, the Federal Reserve adopted a rule, effective as of October 1, 2011, addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  This rule limits interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve.  Although technically the fee caps rule only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Company, may also be impacted due to market reaction.  The Company contracts with large debit card processors and clearing networks with which management of the Company could have weaker bargaining power.  As a result of the Dodd-Frank Act, the Company expects to earn lower revenues on these types of transactions.

The Company may be subject to more stringent capital requirements.

As discussed above, Basel III and the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies.  Under the legislation, the federal banking agencies would be required to develop capital requirements that address systemically-risky activities.  The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity.  These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

The allowance for loan losses may be insufficient.

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

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  In November 2009, the FDIC adopted a rule requiring banks to prepay their quarterly risk-based assessment for the 13 quarters ended December 31, 2012.  In 2010, the FDIC increased the general assessment rate as compared to prior periods.  Effective April 1, 2011, the FDIC changed the basis for premium payments from a percentage of average deposits to a percentage of average consolidated Bank assets less average tangible capital, resulting in lower 2011 and 2012 premiums for the Company as compared to 2009 and 2010, but still higher than historical norms.  However, if there are additional bank or financial institution failures, the Company may be required to pay higher FDIC premiums than the current levels.  These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2012, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

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

The Company may be required to record impairment charges in respect to goodwill, other intangible assets and the investment portfolio.  Numerous factors, including lack of liquidity for resale of certain investment securities, absence of reliable pricing information for investment securities, the economic condition of state and local municipalities, adverse changes in the business climate, adverse actions by regulators, unanticipated changes in the competitive environment or a decision to change the operations or dispose of an operating unit could have a negative effect on the investment portfolio, goodwill or other intangible assets in future periods.

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

The Company relies heavily on communications and information systems to conduct its business.  The Company may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

The Company may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of the Company’s FHLBNY common stock was $38.1 million as of December 31, 2012.  There are 12 branches of the FHLB, including New York.  Several branches have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some FHLB branches have suspended dividends, cut dividend payments, and have not redeemed excess FHLB stock that members hold.  The FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances currently and in the future.  Although most of the severe problems in the FHLB system have been at the other FHLB branches, nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make any required payments.  Any such adverse effects on the FHLBNY could adversely affect the value of the Company’s investment in its common stock and negatively impact the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 208 properties located in the counties identified in the table on page 5, of which 124 are owned and 84 are under lease arrangements.  In total, the Company operates 179 full-service branches, 15 are other customer service facilities for our financial service subsidiaries and 14 are utilized for back office operations.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2012 had a net book value of $57.6 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2012, rental fees of $4.9 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of December 31, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the
Company or its subsidiaries will be material to the Company’s consolidated financial position or results of operations.

The Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania which sought to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices.  The complaint alleged that the Bank failed to adequately disclose the processing order of customer transactions from highest dollar value to lowest dollar value which unfairly resulted in increasing the number of overdraft charges.  The plaintiffs sought recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  This case is substantially similar to cases filed against more than 100 other banks across the United States.  On January 14, 2013, the Bank reached an agreement in principle to settle this matter for $2.5 million. This settlement is subject to, among other things, final documentation, notice to the class, and court approval.  This $2.5 million litigation settlement charge was recorded in the fourth quarter of 2012.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	52
Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	48
Executive Vice President and Chief Financial Officer of the Company.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	56
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	56
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a member with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 39,625,933 shares of common stock outstanding on December 31, 2012, held by approximately 3,677 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2012
4th	$28.44	$25.66	$0.27
3rd	$29.30	$26.54	$0.27
2nd	$29.38	$25.55	$0.26
1st	$29.13	$26.36	$0.26

2011
4th	$28.26	$21.86	$0.26
3rd	$25.84	$21.67	$0.26
2nd	$25.12	$22.78	$0.24
1st	$28.45	$23.02	$0.24

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.27 per share for the first quarter of 2013.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2007 and reinvestment of dividends.

The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of	Weighted-average	Remaining Available
	Securities to be	Exercise Price	For Future Issuance
	Issued upon	of Outstanding	Under Equity
	Exercise of	Options, Warrants	Compensation Plans
	Outstanding Options,	Weighted-average	(excluding securities
Plan Category	Warrants and Rights (1)	and Rights	reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	350,751	$22.21	0
2004 Long-term Incentive Plan	2,602,055	$21.26	1,374,520
Total	2,952,806	$21.37	1,374,520

(1) The number of securities includes unvested restricted stock issued of 192,083.

On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  The program was extended through December 31, 2012 and increased to 1,500,000 shares.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2012 or 2011.  At its December 2012 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the company’s common stock, in accordance with securities laws and regulations, during  a twelve-month period starting January 1, 2013.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2012.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2012	2011	2010	2009	2008
Income Statement Data:
Loan interest income	$192,710	$192,981	$178,703	$185,119	$186,833
Investment interest income	88,690	77,988	69,578	63,663	64,026
Interest expense	50,976	61,556	66,597	83,282	102,352
Net interest income	230,424	209,413	181,684	165,500	148,507
Provision for loan losses	9,108	4,736	7,205	9,790	6,730
Noninterest income	98,955	89,283	88,792	83,528	73,244
Gain (loss) on investment securities & early retirement of long-term borrowings	291	(61)	0	7	230
Acquisition expenses, litigation settlement, and contract termination charges	8,247	4,831	1,365	1,621	1,399
Other noninterest expenses	203,510	185,541	175,521	184,557	157,163
Income before income taxes	108,805	103,527	86,385	53,067	56,689
Net income	77,068	73,142	63,320	41,445	45,940
Diluted earnings per share (1)	1.93	2.01	1.89	1.26	1.49

Balance Sheet Data:
Cash equivalents	$84,415	$203,082	$114,996	$257,812	$112,181
Investment securities	2,818,527	2,151,370	1,742,324	1,487,127	1,395,011
Loans, net of unearned discount	3,865,576	3,471,025	3,026,363	3,099,485	3,136,140
Allowance for loan losses	(42,888)	(42,213)	(42,510)	(41,910)	(39,575)
Intangible assets	387,134	360,564	311,714	317,671	328,624
Total assets	7,496,800	6,488,275	5,444,506	5,402,813	5,174,552
Deposits	5,628,039	4,795,245	3,934,045	3,924,486	3,700,812
Borrowings	830,134	830,329	830,484	856,778	862,533
Shareholders’ equity	902,778	774,583	607,258	565,697	544,651

Capital and Related Ratios:
Cash dividends declared per share	$1.06	$1.00	$0.94	$0.88	$0.86
Book value per share	22.78	20.94	18.23	17.25	16.69
Tangible book value per share (2)	13.72	11.85	9.49	8.09	6.62
Market capitalization (in millions)	1,084	1,028	925	633	796
Tier 1 leverage ratio	8.40%	8.38%	8.23%	7.39%	7.22%
Total risk-based capital to risk-adjusted assets	16.20%	15.51%	14.74%	13.03%	12.53%
Tangible equity to tangible assets (2)	7.62%	7.12%	6.14%	5.20%	4.74%
Dividend payout ratio	54.3%	49.3%	49.2%	69.5%	57.3%
Period end common shares outstanding	39,626	36,986	33,319	32,800	32,633
Diluted weighted-average shares outstanding	39,927	36,454	33,553	32,992	30,826

Selected Performance Ratios:
Return on average assets	1.08%	1.18%	1.16%	0.78%	0.97%
Return on average equity	8.82%	10.36%	10.66%	7.46%	9.23%
Net interest margin	3.88%	4.07%	4.04%	3.80%	3.82%
Noninterest income/operating income (FTE)	28.6%	28.4%	31.1%	31.6%	31.0%
Efficiency ratio (3)	57.4%	57.6%	59.4%	65.5%	62.7%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.11%	1.22%	1.40%	1.35%	1.26%
Nonperforming loans/total loans	0.75%	0.85%	0.61%	0.61%	0.40%
Allowance for loan losses/nonperforming loans	147%	144%	230%	222%	312%
Net charge-offs/average loans	0.23%	0.15%	0.21%	0.24%	0.20%
Loan loss provision/net charge-offs	108%	94%	109%	131%	117%

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

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 20 and the Company’s Consolidated Financial Statements and related notes that appear on pages 50 through 89.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2012, “last year” and equivalent terms refer to calendar year 2011, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 47.

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

•
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateral dependent laons, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 55.

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

On April 8, 2011 the Company acquired The Wilber Corporation, the parent company of Wilber National Bank, for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $297 million of investment securities and $772 million of deposits.

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

In support of the HSBC and First Niagara branch acquisitions, the Company completed a public common stock offering in late January 2012 and raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.

The Company reported net income for the year ended December 31, 2012 of $77.1 million or 5.4% above 2011’s reported net income of $73.1 million.  Earnings per share of $1.93 for the full year 2012 were $0.08 or 4.0%, below the prior year level.  The increase in net income was due to higher revenue from both increased net interest income, as a result of earning asset growth, and higher non-interest income, partially offset by a 19-basis point decrease in net interest margin.  Also offsetting higher income was a higher provision for loan losses and higher operating expenses.  The 2012 results included $5.7 million or $0.10 per share of acquisition expenses related to the HSBC and First Niagara branch acquisitions and a $2.5 million or $0.05 per share litigation settlement charge as compared to $4.8 million or $0.09 per share of acquisition expenses related to the Company’s merger with Wilber in early April 2011.  The litigation settlement charge pertains to the settlement of a class action  lawsuit related to the processing of retail debit card transactions and its impact on overdraft fees.  Full year 2012 earnings per share were adversely impacted by the 2.13 million shares issued in January 2012 in support of the HSBC and First Niagara branch acquisitions that closed in the third quarter of this year.

Asset quality remained favorable in 2012, with lower year-end non-performing loan ratios and loan delinquency ratios as compared to 2011.  Net loan charge-off and the provision for loan loss ratios increased, but remained superior to peer company averages.  The Company experienced year-over-year growth in interest-earning assets, reflective of strong organic loan growth and the HSBC and First Niagara branch acquisitions, completed in the third quarter of 2012.  Average deposits increased in 2012 as compared to 2011, reflective of the HSBC and First Niagara branch acquisitions and organic growth in core deposits, offset by a reduction in time deposit balances.  Average external borrowings increased from 2011 reflective of the Company’s strategy of pre-investing a portion of the liquidity obtained from the HSBC and First Niagara branch acquisitions prior to their closings.

Net Income and Profitability

Net income for 2012 was $77.1 million, an increase of $3.9 million, or 5.4%, from 2011’s earnings of $73.1 million.  Earnings per share for 2012 were $1.93, down 4.0% from 2011’s earnings per share of $2.01.  The 2012 results included $5.7 million, or $0.10 per share, of acquisition expenses related principally to the Company’s acquisition of the HSBC and First Niagara branch acquisitions, which were completed in the third quarter of 2012, as well as a $2.5 million or $0.05 per share litigation settlement charge.  The 2011 results included $4.8 million, or $0.09 per share of acquisition expenses, principally related to the Wilber acquisition which was completed in the second quarter of 2011.  Fully diluted shares outstanding increased 9.5% in 2012 over 2011, due principally to the full-year impact of the Wilber acquisition completed in early 2011 and  the additional shares issued in early 2012 in support of the HSBC and First Niagara branch acquisitions.

Net income for 2011 was $73.1 million, up $9.8 million or 16% from 2010’s earnings of $63.3 million.  Earnings per share for 2011 were $2.01, up 6.3% from 2010’s earnings per share.  The 2011 results included $4.8 million, or $0.09 per share of acquisition expenses principally related to the Wilber acquisition.  The 2010 results included $1.4 million or $0.03 per share of acquisition expenses, associated with the Wilber acquisition and a contract termination charge related to the core banking system conversion.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2012	2011	2010	2009	2008
Net interest income	$230,424	$209,413	$181,684	$165,500	$148,507
Loan loss provision	9,108	4,736	7,205	9,790	6,730
Noninterest income	99,246	89,222	88,792	83,535	73,474
Acquisition expenses, litigation settlement, and contract termination charges	8,247	4,831	1,365	1,621	1,399
Other noninterest expenses	203,510	185,541	175,521	184,557	157,163
Income before taxes	108,805	103,527	86,385	53,067	56,689
Income taxes	31,737	30,385	23,065	11,622	10,749
Net income	$77,068	$73,142	$63,320	$41,445	$45,940

Diluted earnings per share	$1.93	$2.01	$1.89	$1.26	$1.49

The primary factors explaining 2012 earnings performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•
As shown in Table 1 above, net interest income increased $21.0 million, or 10.0%, due to a $848.9 million increase in average earning assets partially offset by a 19-basis point decrease in the net interest margin.  Average loans grew $272.7 million due to the HSBC and First Niagara branch acquisitions and strong growth in the consumer mortgage portfolio, aided by long-term interest rates remaining low, and growth in the indirect consumer installment portfolio. The average book value of investments, including cash equivalents, increased $576.2 million or 27% in 2012 due to the net liquidity acquired from the HSBC and First Niagara branch acquisitions and organic deposit growth.  Average interest-bearing deposits increased $490.7 million or 13% due to the HSBC and First Niagara branch acquisitions and organic growth.  Average borrowings increased $114.4 million or 14% as compared to the prior year, as the Company pre-invested during the first half of the year a portion of the pending net liquidity received from the branch acquisitions in the third quarter.

•
The loan loss provision of $9.1 million increased $4.4 million or 92%, from the prior year level and included $0.5 million for certain loans acquired in the HSBC and First Niagara branch acquisitions where the fair value exceeded the estimated net recoverable value.  Net charge-offs of $8.4 million increased by $3.4 million from 2011, increasing the net charge-off ratio (net charge-offs / total average loans) eight basis points to 0.23% for the year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, decreased ten basis points and 5 basis points, respectively, in the fourth quarter as compared to the fourth quarter of the prior year and remain well below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 37 through 41.

•
Noninterest income for 2012 of $99.2 million increased by $10.0 million, or 11%, from 2011’s level due to growth in financial services revenue and fees from banking services, primarily as the result of the Wilber, CAI, HSBC and First Niagara acquisitions.  Fees from banking services were $4.0 million or 8.9%, higher primarily due to higher debit card related revenue and the banking acquisitions completed over the last two years.  Partially offsetting this growth was a $0.9 million decrease in mortgage banking revenue.  Financial services revenue was up $6.5 million, or 15%, due to the CAI acquisition and solid organic growth in almost all lines of business.

•
Total noninterest expenses, including acquisition expenses, litigation settlement, and contract termination charges increased $21.4 million, or 11.2%, in 2012 to $211.8 million, primarily due to the additional operating costs associated with the HSBC, First Niagara, Wilber and CAI acquisitions, partially offset by lower FDIC insurance.  Excluding acquisition, expenses, litigation settlement, and contract termination charges, other noninterest expenses increased $18.0 million or 9.7%.

•
The Company's combined effective federal and state income tax rate decreased slightly in 2012 to 29.2% as compared to 29.4% in 2011, reflective of similar levels of proportional income from both fully taxable and non-taxable sources.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2012	2011	2010
Return on average assets	1.08%	1.18%	1.16%
Return on average equity	8.82%	10.36%	10.66%
Dividend payout ratio	54.3%	49.3%	49.2%
Average equity to average assets	12.22%	11.42%	10.89%

As displayed in Table 2 above, both the return on average assets and the return on average equity decreased in 2012 as compared to 2011 and 2010.  The decrease in comparison to both years was a result of net income growing at a slower pace than average assets and average equity, both of which grew significantly as a result of acquisitions, capital raised to support the transactions, organic growth, higher retained earnings and a significant increase in the unrealized gains on available-for-sale investment securities.  The corresponding net income was negatively impacted by a declining net interest margin and non-recurring costs associated with the acquisitions and the litigation settlement charge in 2012.  The increase in return on average assets in 2011 as compared to 2010 was a result of net income growing at a faster pace than average assets due to increasing net interest margins, non-interest income growth, lower provision for loan losses and operating expense containment.  The return on equity decline in 2011 despite strong earnings growth was due to the equity issued in conjunction with the Wilber acquisition, build up of capital through earnings retention and an increase in the equity components of the investment market value adjustment due mostly to a decrease in intermediate and to long-term interest rates.

The five percentage point increase in the dividend payout ratio in 2012 as compared to 2011 was the result of a 16% increase in dividends declared while net income increased at a slower 5.4% pace.  The increase in the dividends declared was a result of a 6.0% increase in the dividends declared per share as well as the additional 2.1 million shares issued in conjunction with the public stock offering in January 2012 and the 3.4 million shares issued in conjunction with the Wilber acquisition in the second quarter of 2011.  The dividend payout ratio for 2011 increased slightly from 2010 as dividends declared increased 15.7% primarily as a result of a 6.4% increase in the dividends declared per share as well as the additional 3.4 million shares issued in conjunction with the Wilber acquisition in the second quarter of 2011, while net income increased a slightly smaller 15.5% from 2010.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $247.3 million in 2012, up $22.2 million, or 9.9%, from the prior year.  An $848.9 million increase in average interest-earning assets more than offset a $605.1 million increase in average interest-bearing liabilities and a 19-basis point decrease in the net interest margin.  As reflected in Table 4, the volume changes increased net interest income by approximately $33.3 million, while the lower net interest margin had an $11.1 million unfavorable impact.

The net interest margin decreased 19 basis points from 4.07% in 2011 to 3.88% in 2012.  This decrease was attributable a 51-basis point decrease in the earning-asset yields having a great impact than a 37-basis point decrease in the cost of interest-bearing liabilities.  The yield on loans decreased 44 basis points in 2012 to 5.34% in 2012 from 5.78% in 2011, due to new volume coming on at lower yields in the current low-rate environment than the loans maturing or being prepaid, as well as variable and adjustable rate loans repricing downward.  The yield on investments, including cash equivalents, decreased from 4.27% in 2011 to 3.80% in 2012, largely a result of the purchase of $899 million of U.S. Treasury, obligations of state and political subdivisions and other securities with an average yield of 2.7%.  The cost of funding, including the impact of non-interest checking deposits, decreased 31 basis points during 2012 to 0.83% as compared to 1.14% for 2011.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on essentially all deposit account categories were lowered throughout 2011 and 2012 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits declined 5.3 percentage points2012, while the percentage of deposits in non-interest bearing and lower cost checking accounts correspondingly increased.

The net interest margin in 2011 was 4.07%, compared to 4.04% in 2010.  This three-basis point increase was primarily attributable to a 29-basis point decrease in interest-bearing liability yields having a greater impact than a 22-basis point decrease in earning-asset yields. The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2010 and 2011 in response to market conditions.  The yield on loans decreased five basis points in 2011, mostly as a result of the low interest rate environment.  The yield on investments, including cash equivalents, decreased from 4.70% in 2010 to 4.27% in 2011, with some of the yield decline being mitigated by the effective deployment of cash into higher yielding securities during 2011.

As shown in Table 3, total interest income increased by $11.7 million, or 4.1% in 2012 in comparison to 2011. Table 4 indicates that higher average earning assets created $41.4 million of incremental interest income, offset by lower yields with a negative impact of $29.7 million.  Average loans increased a total of $272.7 million in 2012, primarily as result of strong organic growth in the consumer mortgage and consumer indirect portfolios, as well as loans added in the HSBC and First Niagara branch acquisitions.  Loan interest income and fees decreased slightly in 2012 as compared to 2011, attributable to the 44-basis point decrease in loan yields, partially offset by higher average loan balances.  On an FTE basis, investment interest income, including cash equivalents of $104.5 million in 2012 was $11.8 million or 12.7% higher than the prior year as a result of a larger portfolio, partially offset by a 47-basis point decrease in the investment yield.  Average investments, including cash equivalents, for 2012 were $576.2 million higher than 2011, reflective of the deployment of excess funding supplied by the HSBC and First Niagara branch acquisitions and organic deposit growth.

Total interest income increased by $23.2 million, or 8.8%, in 2011 from 2010’s level. Table 4 indicates that higher average earning assets contributed a positive $34.4 million variance, offset by lower yields with a negative impact of $11.2 million.  Average loans increased a total of $280.3 million in 2011, primarily as result of the Wilber acquisition and organic growth in the consumer mortgage and consumer indirect portfolios.  Loan interest income and fees increased $14.7 million in 2011 as compared to 2010, attributable to the higher average loan balances, partially offset by a five-basis point decrease in loan yields.  Investment interest income, including cash equivalents, on an FTE basis of $92.7 million in 2011 was $8.4 million or 10.0% higher than the prior year as a result of a larger portfolio, partially offset by a 43-basis point decrease in the investment yield.  Average investments, including cash equivalents, for 2011 were $376.1 million higher than 2010, reflective of the acquired Wilber portfolio and deployment of excess funding supplied by organic deposit growth.

Total average funding (deposits and borrowings) in 2012 increased $769.4 million or 14%.  Deposits increased $655.1 million, of which approximately $345 million was attributable to the HSBC and First Niagara branch acquisitions, $209 million was attributable to the Wilber acquisition and the remaining $101 million was attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $693.8 million, while time deposits declined $38.7 million year-over-year.  Average external borrowings increased $114.4 million in 2012 as compared to the prior year as the Company pre-invested (and borrowed) during the first half of the year a portion of the liquidity ultimately received from the branch acquisitions in the third quarter.  In 2011 total average funding increased $607.4 million or 12.7%.  Deposits increased $613.6 million, $559.7 million attributable to the Wilber acquisition and $53.9 million due to organic growth.  Consistent with the Company’s funding mix objective, average core deposit balances increased $207.1 million, while time deposits were managed downward $153.2 million over the year.  Average external borrowings decreased $6.2 million in 2011 as compared to the prior year.

Total interest expense decreased by $10.6 million to $51.0 million in 2012.  As shown in Table 4, lower interest rates on deposits and external borrowings resulted in $18.0 million of this decrease, while higher deposit and external borrowing balances accounted for an increase of $7.4 million in interest expense.  Interest expense as a percentage of earning assets decreased by 31 basis points to 0.80%.  The rate on interest-bearing deposits decreased 27 basis points to 0.43%, due to reductions of rates in all interest-bearing categories throughout 2012 and the previously discussed decline of higher rate time deposit balances.  The rate on external borrowings decreased 79 basis points to 3.46% in 2012 primarily due to the maturing of the interest rate swap in December 2011, which converted the variable rate trust preferred securities (with an interest rate of 2.20% at December 31, 2011) into a fixed rate obligation at 6.43% for a term of five years, and the utilization of low-rate overnight borrowings to fund acquisition-related investment activity.  Total interest expense decreased by $5.0 million to $61.6 million in 2011 as compared to 2010.  Lower interest rates on interest-bearing liabilities accounted for $12.8 million of this decrease, while the higher interest-bearing liability balances accounted for an increase of $7.7 million in interest expense.  In 2011, the rate on interest-bearing deposits decreased 25 basis points to 0.70% and the rate on external borrowings decreased four basis points to 4.25%.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2012, 2011 and 2010.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2012 and 2011 and 38.5% in 2010.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$126,714	$330	0.26%	$202,885	$503	0.25%	$101,507	$255	0.25%
Taxable investment securities (1)	1,939,998	66,857	3.45%	1,398,437	56,982	4.07%	1,154,780	48,388	4.19%
Nontaxable investment securities (1)	679,119	37,278	5.49%	568,295	35,207	6.20%	537,216	35,624	6.63%
Loans (net of unearned discount)(2)	3,628,006	193,841	5.34%	3,355,286	193,951	5.78%	3,075,030	179,215	5.83%
Total interest-earning assets	6,373,837	298,306	4.68%	5,524,903	286,643	5.19%	4,868,533	263,482	5.41%
Noninterest-earning assets	780,497			659,267			590,464
Total assets	$7,154,334			$6,184,170			$5,458,997

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,169,651	6,895	0.22%	$2,640,239	10,103	0.38%	$2,193,512	11,399	0.52%
Time deposits	1,062,307	11,267	1.06%	1,101,013	16,053	1.46%	1,030,995	19,160	1.86%
Borrowings	947,454	32,814	3.46%	833,075	35,400	4.25%	839,314	36,038	4.29%
Total interest-bearing liabilities	5,179,412	50,976	0.98%	4,574,327	61,556	1.35%	4,063,821	66,597	1.64%
Noninterest-bearing liabilities:
Noninterest checking deposits	989,631			825,277			728,408
Other liabilities	111,051			78,221			72,520
Shareholders' equity	874,240			706,345			594,248
Total liabilities and shareholders' equity	$7,154,334			$6,184,170			$5,458,997

Net interest earnings		$247,330			$225,087			$196,885

Net interest spread			3.70%			3.84%			3.77%
Net interest margin on interest-earning assets			3.88%			4.07%			4.04%

Fully tax-equivalent adjustment		$16,906			$15,674			$15,201

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

Table 4: Rate/Volume

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($198)	$25	($173)	$252	($4)	$248
Taxable investment securities	19,633	(9,758)	9,875	9,961	(1,367)	8,594
Nontaxable investment securities	6,372	(4,301)	2,071	1,998	(2,415)	(417)
Loans (net of unearned discount)	15,146	(15,256)	(110)	16,211	(1,475)	14,736
Total interest-earning assets (2)	41,411	(29,748)	11,663	34,399	(11,238)	23,161

Interest paid on:
Interest checking, savings and money market deposits	1,749	(4,957)	(3,208)	2,054	(3,350)	(1,296)
Time deposits	(546)	(4,240)	(4,786)	1,234	(4,341)	(3,107)
Borrowings	4,477	(7,063)	(2,586)	(267)	(371)	(638)
Total interest-bearing liabilities (2)	7,421	(18,001)	(10,580)	7,749	(12,790)	(5,041)

Net interest earnings (2)	33,331	(11,088)	22,243	26,732	1,470	28,202

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

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2012	2011	2010
Benefit trust, administration, consulting and actuarial fees	$35,946	$31,601	$29,616
Deposit service charges and fees	26,840	25,658	29,485
Electronic banking	17,025	14,784	11,646
Wealth management services	12,876	10,697	9,833
Other banking revenues	5,425	4,808	4,514
Mortgage banking	843	1,735	3,698
Subtotal	98,955	89,283	88,792
Gain (loss) on investment securities & debt extinguishments, net	291	(61)	0
Total noninterest income	$99,246	$89,222	$88,792

Noninterest income/operating income (FTE basis) (1)	28.6%	28.4%	31.1%

(1) For purposes of this ratio noninterest income excludes gains on investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis, plus noninterest income, excluding gains on investment securities and debt extinguishments.

As displayed in Table 5, noninterest income, excluding security gains and losses and debt extinguishments costs, of $99.0 million for 2012 increased by $9.7 million, comprised of growth in revenue from the Company’s financial services businesses, primarily from the CAI Benefits acquisition completed in December 2011, increased debit card related income, incremental revenue produced by the acquired Wilber trust operations, higher banking fees due to the HSBC, First Niagara and Wilber acquisitions, partially offset by lower mortgage banking income.  Total noninterest income, excluding security gains and losses and debt extinguishments costs, increased by 0.6% to $89.3 million in 2011 as compared to 2010, largely as a result of increased debit card related income, growth in revenue from the Company’s financial services businesses and incremental revenue produced by the acquired Wilber trust operations, partially offset by lower banking fees due to reduced utilization of certain services by the Bank’s customers, as well as lower mortgage banking income.

Noninterest income as a percent of operating income (FTE basis) was 28.6% in 2012, up 0.2 percentage points from the prior year and down 2.5 percentage points from 2010.  The current year increase was due to a 10.8% increase in noninterest income, primarily the result of the HSBC, First Niagara, Wilber and CAI acquisitions and strong growth in debit card related income while net interest income increased at a smaller rate of 9.9%, primarily due to the contracting net interest margin.  The decrease from 2010 to 2011 was primarily driven by a 14.3% increase in net interest income, primarily the result of the Wilber acquisition, while noninterest income increased at a much smaller rate of 0.6% as discussed below.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which was $49.3 million in 2012, up $4.0 million or 8.9% from the prior year.  The addition of new deposit relationships from both acquired and organic growth, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs.  Effective July 1, 2010, modifications to Regulation E (a Federal Reserve Board Regulation) prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions, unless the customer consents. The majority of the Company’s customers have consented to protecting their accounts from electronic transaction rejection.  Electronic banking revenue grew $2.2 million due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.

Fees from general banking services were $45.3 million in 2011, down $0.4 million or 0.9% from 2010.  A large part of the decline was due to lower overdraft and deposit fees reflective of lower service utilization due to economic conditions and regulatory and policy changes.  Partially offsetting these declines was $3.1 million of income growth from electronic banking fees due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.

In 2012, mortgage banking revenue declined $0.9 million from the income generated in 2011, which was down $2.0 million from 2010, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio since the second half of 2011.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is a net impairment charge of $0.1 million in 2011 for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors in 2012 totaled $3.6 million.  During 2011 and 2010 $43.1 million and $119.0 million of residential mortgage loans were sold, primarily to Fannie Mae.  There were no residential mortgage loans held for sale at December 31, 2012.  The continuation of the level of mortgage noninterest income produced in 2012 will be dependent on market conditions and the trend in long-term interest rates.

As disclosed in Table 5, noninterest income from financial services (including revenues from benefit trust, administration, consulting and actuarial fees and wealth management services) rose $6.5 million, or 15%, in 2012 to $48.8 million.  Financial services revenue now comprises 49% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  BPAS generated revenue growth of $4.3 million, or 14%, for the 2012 year, primarily driven by the CAI Benefits acquisition completed in December 2011.  BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in New Jersey, New York, Pennsylvania and Texas.  BPAS revenue of $31.6 million in 2011 was $2.0 million higher than 2010’s results, driven by a combination of new client generation, expanded service offerings, increased asset-based revenue and one month of revenue from its CAI acquisition.

On November 30, 2011, BPAS acquired, in an all-cash transaction, certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction added valuable service capacity and enhanced distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.  While not immediately additive to earnings, the acquisition added approximately $4.2 million in revenue for the 2012 year in the strategically important metropolitan New York marketplace.

Wealth management services revenue increased $2.2 million or 20% in 2012.  Personal trust revenues increased $1.0 million, in large part due to incremental revenue produced by the acquired Wilber trust operations.  CISI revenues increased $0.8 million, Nottingham revenue increased $0.3 million and CBNA Insurance revenue increased $0.1 million. The improved revenue generation of the wealth management services was reflective of the Wilber acquisition and solid organic growth in trust, and asset management services and investment product sales.  Organic performance benefited from favorable market conditions and the generation of new client relationships.  Wealth management services revenue in 2011 increased $0.9 million or 8.9% as compared to 2010.  Personal trust revenues increased $1.6 million, principally due to incremental revenue produced by the acquired Wilber trust operations.  Nottingham revenue increased $0.2 million and CBNA Insurance revenue increased $0.3 million.  These increases were partially offset by $1.2 million decrease in revenue at CISI due to lower production levels for broker advisory services.

Assets under management and administration at the Company’s financial services businesses increased $0.3 billion to $8.0 billion at year-end 2012 from $7.7 billion at year-end 2011, primarily as a result of the HSBC and First Niagara branch acquisitions and the addition of new client assets.  Assets under management and administration increased $0.5 billion for the wealth management businesses and declined $0.2 billion at BPA in 2012.  Assets under management and administration increased $1.0 billion during 2011 from $6.7 billion at year-end 2010.  The increase was due to market-driven gains in equity-based assets and the addition of new client assets.  BPA, in particular, was successful at growing assets in its customer base, as demonstrated by the approximately $0.5 billion increase in its assets under administration during 2011.  Additionally, the acquired Wilber trust operation added $0.4 billion of assets under management in the second quarter of 2011.

Noninterest Expenses

As shown in Table 6, operating expenses increased $21.4 million, or 11.2%, in 2012 to $211.8 million and include non-recurring acquisition expenses and a litigation settlement charge as well as incremental operating expenses from the HSBC, First Niagara and CAI acquisitions.  Operating expenses in 2011 were $13.5 million or 7.6% higher than 2010 primarily due primarily due to the acquisition of Wilber in April 2011, partially offset by lower FDIC premiums and lower amortization of intangibles.  Operating expenses for 2012 as a percent of average assets were 2.78%, down 15 basis points from 2.93% in 2011 and 33 basis points lower than the 3.11% in 2010.  The improvement in this ratio was due to effective management of operating expenses combined with the increase in average assets resulting from the HSBC, First Niagara and Wilber acquisitions.  This ratio was down 18 basis points in 2011 as compared to 2010 as a result of a slower rate of increase of operating expenses in comparison to higher average assets as the Company gained operating leverage from its acquisitions.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, contract termination charges, litigation settlement charge and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher operating efficiency.  The efficiency ratio for 2012 was 0.2 percentage points lower than the 57.6% ratio for 2011 due to a 9.8% increase in operating expenses, as defined above, being smaller than the 10.2% increase in operating income.  The increase in operating income was comprised of a 9.9% increase in net interest income and a 10.8% increase in noninterest income.  In 2011 the efficiency ratio declined 1.8 percentage points as the 6.8% increase in operating expenses, as defined above, grew at a slower pace than the increase in income comprised of a 14.3% increase in net interest income and a 0.6% increase in noninterest income (excluding net securities gains and debt extinguishments costs).

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2012	2011	2010
Salaries and employee benefits	$112,034	$102,278	$91,399
Occupancy and equipment	25,799	24,502	22,933
Data processing and communications	23,696	20,525	20,720
Amortization of intangible assets	4,607	4,381	5,957
Legal and professional fees	7,950	5,889	5,532
Office supplies and postage	5,742	5,246	5,469
Business development and marketing	5,919	5,931	5,237
FDIC insurance premiums	3,804	3,920	5,838
Acquisition expenses, litigation settlement and contract termination charges	8,247	4,831	1,365
Other	13,959	12,869	12,436
Total noninterest expenses	$211,757	$190,372	$176,886

Operating expenses(1) /average assets	2.78%	2.93%	3.11%
Efficiency ratio	57.4%	57.6%	59.4%

(1)Operating expenses are total noninterest expenses excluding acquisition expenses, contract termination charges, litigation settlement charge and amortization of intangible assets

Salaries and employee benefits increased $9.8 million or 9.5% in 2012, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions, 200 employees as a result of the Wilber acquisition and 30 employees from the CAI acquisition, as well as the impact of annual merit increases, partially offset by lower incentive payments in 2012 based on the achievement of the Company’s annual business objectives.  Total salaries and employee benefits increased $10.9 million or 11.9% in 2011, primarily due to the Wilber acquisition and the impact of annual merit increases.  Total full-time equivalent staff at the end of 2012 was 1,996 compared to 1,831 at December 31, 2011 and 1,624 at the end of 2010.

Medical expenses increased $0.6 million or 7.4% in 2012 due primarily to the additional employees added from the HSBC and First Niagara branch acquisitions in 2012 and a full year of expense from the employees added with the Wilber acquisition in 2011.  Medical expenses increased $0.9 million in 2011, or 12.4%, due primarily to the additional employees added from the Wilber acquisition.  This year’s qualified and nonqualified retirement plan expense increased $0.5 million due to the additional employees added with the Wilber acquisition, and the decrease in the liability discount rate from 4.1% to 3.4%, partially offset by higher returns on plan assets.  Qualified and nonqualified pension expense in 2011 was consistent with 2010.  Qualified pension plan expense decreased approximately $0.2 million due primarily to higher returns on plan assets, partially offset by a lower discount rate.  The 401(k) Plan expense for 2012 increased approximately $0.2 million from 2011 due to additional participants being added as a result of the HSBC, First Niagara and Wilber acquisitions.  The 401(k) Plan expense  increased $0.2 million in 2011 as compared to 2010 due to the additional participants as a result of the Wilber acquisition.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, litigation settlement and contract termination charges increased $8.2 million, or 9.9%, in 2012.  Excluding incremental direct expenses related to the retail branches acquired from HSBC, First Niagara and Wilber, non-personnel noninterest expenses as defined above increased $3.8 million or 4.6%.  As displayed in Table 6, this was largely caused by higher data processing and communications (up $3.2 million in total and up $2.2 million excluding incremental acquired branch expenses), legal and professional fees (up $2.1 million in total and up $1.9 million excluding the incremental acquired branch expense), occupancy & equipment (up $1.3 million in total and down $0.8 million excluding incremental acquired branch expense), property and other writedowns (up $1.3 million in total and up $0.9 million excluding incremental acquired branch expense), office supplies and postage (up $0.5 million in total and up $0.4 million excluding the incremental acquired branch expense), and amortization of intangible assets (up $0.2 million due to acquisitions), partially offset by  lower FDIC insurance premiums (down $0.1 million in total and down $0.4 million excluding incremental acquired branch expense).  The higher data processing and communication cost is due to increased level of company-wide technology enhancements, expenses related to the higher level of residential mortgage originations and an increased level of electronic transactions.  The increase in legal and professional fees includes costs related to the litigation settlement charge, additional  compliance related activities and processing costs related to the higher level of residential mortgage originations in 2012.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  During the third quarter of 2012, the Company consolidated five of its branch offices.  This realignment reduced market overlap and further strengthened its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive, strategic decision making.

The FDIC imposes an assessment against all depository institutions for deposit insurance based on the risk category of the institution and the institution’s deposits.  Effective in April 1, 2011, the FDIC changed the calculation of the assessment to be based upon a percentage of average consolidated Bank assets less average tangible capital as opposed to a percentage of average deposits which has been used in the past.  The result for Company was a savings of approximately $0.4 million and $2.0 million for 2012 and 2011, respectively, in deposit insurance assessments.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses and contract termination charges decreased $0.9 million or 1.0% in 2011 versus 2010.  Excluding expenses related to the retail branches acquired from Wilber, non-personnel noninterest expenses as defined above declined $6.2 million or 7.3%.  As displayed in Table 6, this was largely caused by lower FDIC insurance premiums (down $1.9 million in total and down $2.3 million excluding acquired Wilber branches), amortization of intangible assets (down $1.6 million in total and down $2.2 million excluding acquired Wilber branches), data processing and communications (down $0.2 million in total and down $1.1 million excluding acquired Wilber branches), occupancy & equipment (up $1.6 million in total and down $0.1 million excluding acquired Wilber branches), partially offset by higher business development and marketing costs (up $0.7 million in total and up $0.4 million excluding the acquired Wilber branches), higher legal and professional fees (up $0.4 million in total and up $0.2 million excluding the acquired Wilber branches).  Amortization of intangibles decreased in 2011, a result of accelerated amortization methodologies employed and the core deposit intangible from a 2001 acquisition became fully amortized in 2010.  The lower data processing and communications costs are a result of the conversion of the Company’s core banking system in the second half of 2010.

Acquisition expenses, litigation settlement and contract termination charges totaled $8.2 million in 2012 up $3.4 million from the costs incurred for acquisition and contract termination charges in the prior year.  Acquisition expenses for 2012 totaled $5.7 million and were associated with the acquisition of the HSBC and First Niagara branches.  Additionally, 2012 included an accrual of $2.5 million pertaining to the settlement of a class action lawsuit related to the processing of retail debit card transactions and its impact on overdraft fees.  The Company had considerable affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for shareholders when measured against the cost and the staff resources required for litigation.

Acquisition expenses and contract termination charges totaled $4.8 million in 2011, primarily associated with the Wilber acquisition which closed in April 2011, up $3.5 million from the cost incurred for acquisition and contract termination charges in the prior year.  Acquisition expenses and contract termination charges totaled $1.4 million in 2010 comprised of $0.9 million of acquisition expenses related to the Wilber acquisition and $0.5 million of contract termination fees related to the core banking system conversion in the third quarter of 2010.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 73.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2012 was 29.2% as compared to 29.3% in 2011, reflective of similar proportional levels of income from both fully taxable and non-taxable sources.  The effective tax rate for 2011 increased 2.6 percentage points from the prior year to 29.3%, principally a result of a higher proportion of income being generated from fully taxable sources.  The effective tax rate for 2010 was 26.7%, reflecting the higher level of income from fully taxable sources.

Capital

Shareholders’ equity ended 2012 at $902.8 million, up $128.2 million, or 17%, from one year earlier.  This increase reflects net income of $77.1 million, $54.9 million from common stock issuance, a $25.2 million increase in other comprehensive income, $9.2 million from the issuance of shares through employee stock plans, and $3.7 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $41.9 million.  The change in accumulated other comprehensive income was comprised of a $28.1 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) and a $2.9 million charge based on the funded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2012 and 2011, capital rose by $103.0 million, or 14%.  Shares outstanding increased by 2.6 million during the year, comprised of 2.13 million shares added through a public common stock offering in January 2012 in support of the HSBC and First Niagara branch acquisition and 0.5 million added through employee stock plans.

Shareholders’ equity ended 2011 at $774.6 million, up $167.3 million, or 28%, from one year earlier.  This increase reflects $82.6 million from shares issued in conjunction with the Wilber acquisition, net income of $73.1 million, a $38.5 million increase in accumulated other comprehensive income, $5.6 million from the issuance of shares through employee stock plans and $3.5 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $36.0 million.  The change in other comprehensive income was comprised of a $47.1 million increase in the MVA, a $10.6 million charge based on the funded status of the Company’s employee retirement plans and a $2.0 million increase in the fair value of interest rate swaps designated as a cash flow hedge.  Excluding accumulated other comprehensive income in both 2011 and 2010, capital rose by $128.8 million, or 21%.  Shares outstanding increased by 3.7 million during the year comprised of 3.35 million shares added through common stock issued from treasury shares in the Wilber acquisition in the second quarter and 0.3 million added through employee stock plans.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased two basis points to end the year at 8.40%.  This was the result of a 15.7% increase in Tier 1 capital primarily, from net income generation and the public stock offering in conjunction with the HSBC and First Niagara branch acquisitions, being greater than the 15.5% year-over-year increase in fourth quarter average net assets (excludes investment market value adjustment, intangible assets net of related deferred tax liabilities and disallowed mortgage service rights) due mostly to the HSBC and First Niagara branch acquisitions.  The tangible equity to tangible assets ratio was 7.62% at the end of 2012 versus 7.12% one year earlier.  The increase was due to common shareholders’ equity growing at a greater pace than tangible assets and includes the positive impact of the $28 million increase in the equity component of the investment market value adjustment.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2012 of $41.9 million represented an increase of 16.1% over the prior year.  This growth was a result of the 2.13 million shares issued in January in support of the HSBC and First Niagara branch acquisitions and 0.5 million shares issued through employee stock programs.  In addition, dividends per share of $1.06 for 2012 increased from $1.00 in 2011, a result of quarterly dividends per share being raised from $0.26 to $0.27 (a 3.8% increase) in the third quarter of 2012 and from $0.24 to $0.26 in the third quarter of 2011.  The 2012 increase in quarterly dividends marked the twentieth consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 54.3% compared to 49.3% in 2011, and 49.2% in 2010.  The dividend payout ratio increased during 2012 because dividends increased 16.1% while net income increased at a slower rate of 5.4%.  The payout ratio in 2011 was consistent with 2010 because dividends paid increased 15.7% while net income increased 15.5%.

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

Given the uncertain nature of our customers' liquidity demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $728 million were outstanding at December 31, 2012.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2012, the Bank had $229 million of cash and cash equivalents of which $83 million are interest-earning deposits held at the Federal Reserve.  The Bank also had $597 million in unused Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the Federal Home Loan Bank or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2012, the ratios were 21.6% for 30-days and 21.8% for 90-days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources. There is a sufficient amount of liquidity available given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2012, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2012 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors and the Asset Liability Management Committee.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2012 are summarized as follows:

Table 7: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2011	Additions	Amortization	Impairment	December 31, 2012
Banking Segment
Goodwill	$334,554	$24,653	$0	$0	$359,207
Core deposit intangibles	11,519	6,521	3,548	0	14,492
Total Banking Segment	346,073	31,174	3,548	0	373,699
Other Segment
Goodwill	10,496	0	0	0	10,496
Other intangibles	3,995	3	1,059	0	2,939
Total Other Segment	14,491	3	1,059	0	13,435

Total	$360,564	$31,177	$4,607	$0	$387,134

Intangible assets at the end of 2012 totaled $387.1 million, an increase of $26.6 million from the prior year-end due to $31.2 million of additional intangible assets arising from the acquisitions of HSBC and First Niagara branches, offset by $4.6 million of amortization during the year.  Intangible assets consist of goodwill and the value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2012 totaled $369.7 million, comprised of $359.2 million related to banking acquisitions and $10.5 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2012 and 2011 and no adjustments were necessary for the banking or financial services businesses.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services businesses acquisitions.

Core deposit intangibles represent the value of non-time deposits acquired in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles arose due to the acquisitions of the trust department of Wilber, CAI, ABG, HB&T, Harbridge and the CBNA Insurance Agency.  These assets were determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from seven to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2012	2011	2010	2009	2008
Consumer mortgage	$1,448,415	$1,214,621	$1,057,332	$1,044,589	$1,078,545
Business lending	1,233,944	1,226,439	1,023,286	1,066,730	1,042,999
Consumer indirect	647,518	556,955	494,529	528,791	530,196
Consumer direct	171,474	149,170	146,575	139,757	149,089
Home equity	364,225	323,840	304,641	319,618	335,311
Gross loans	3,865,576	3,471,025	3,026,363	3,099,485	3,136,140
Allowance for loan losses	(42,888)	(42,213)	(42,510)	(41,910)	(39,575)
Loans, net of allowance for loan losses	$3,822,688	$3,428,812	$2,983,853	$3,057,575	$3,096,565
Daily average of total loans	$3,628,006	$3,355,286	$3,075,030	$3,104,808	$2,934,790

As disclosed in Table 8 above, gross loans outstanding of $3.9 billion as of year-end 2012 increased $394.6 million or 11.4% compared to December 31, 2011 as a result of the HSBC and First Niagara branch acquisitions in the third quarter of 2012, as well as strong organic growth in the consumer mortgage and consumer indirect and direct portfolios.  Excluding loans acquired from HSBC and First Niagara, loans increased $234.4 million or 6.8%.  The low interest rate environment and business development efforts contributed to strong organic consumer mortgage and consumer  indirect lending activity during 2012.  Excluding loans acquired from HSBC and First Niagara, the business lending and home equity portfolios declined as compared to year-end 2011.  The home equity portfolio, excluding loans acquired from HSBC and First Niagara decreased due primarily to pay downs associated with the high level of mortgage refinancing being conducted in the low interest rate environment, as well as the continued deleveraging activities being undertaken by consumers in the current economic environment.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2008 and 2012 was 5.4%, comprised of approximately 1.1% of organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the consumer mortgage segment, which grew at a 7.6% CAGR, driven by robust mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches.  The consumer indirect and direct segment grew at a compounded annual growth rate of 4.8% from 2008 to 2012.  Consumer indirect and direct loans consist of personal loans originated both in the branch network and in automobile, marine and recreational vehicle dealerships.  The business lending segment grew at a compounded annual growth rate of 4.3% driven by acquisitions during the five year period.  The home equity lending segment grew at a compounded annual growth rate of 2.1% from 2008 to 2012, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 68% of loans outstanding at the end of 2012 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2012: commercial real estate (29%), healthcare (11%), restaurant & lodging (10%), general services (8%), agriculture (7%), manufacturing (7%), retail trade (6%), construction (5%), wholesale trade (5%) and motor vehicle and parts dealers (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 8%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (98%) and adjustable rate (2%) residential lending and includes no exposure to subprime, Alt-A or other higher-risk mortgage products.  Consumer mortgages increased $233.8 million or 19% in 2012.  Excluding mortgage loans acquired from HSBC and First Niagara, mortgage lending increased $189.0 million or 16%.  During the year ended December 31, 2012, the Company originated and sold an additional $3.6 million of longer-term, fixed-rate residential mortgages.  During the year ended December 31, 2011, the Company originated and sold $43.1 million of residential mortgages, principally to Fannie Mae.  Beginning in the fourth quarter of 2011, the company chose to retain in portfolio the majority of mortgage production.  Consumer mortgage volume has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders have restricted their lending activities in many of the Company’s markets.  Interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage generation.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property, is characterized as the Company’s business lending activity.  The business lending portfolio increased $7.5 million or 0.6% in 2012.  Excluding loans acquired from HSBC and First Niagara, business lending balances declined $26.6 million from one year ago.  Generating growth in this segment has remained challenging primarily due to a prolonged soft economic environment and highly competitive conditions.  In addition, the Company proactively managed payout of certain unprofitable loan relationships (principally acquired) during 2012.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.   During 2012 the small business lending platform was expanded to further develop efficiencies in the delivery of the loan product in this sector.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2012:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$303,636	$496,485	$426,276	$1,226,397
Real estate – construction	26,238	-	-	26,238
Total	$329,874	$496,485	$426,276	$1,252,635

Fixed or predetermined interest rates	$97,705	$222,032	$132,969	$452,706
Floating or adjustable interest rates	232,169	274,453	293,307	799,929
Total	$329,874	$496,485	$426,276	$1,252,635

                                                                                              (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $112.9 million or 16% from one year ago.  Excluding the impact of consumer installment loans acquired from HSBC and First Niagara, the consumer installment indirect lending portfolio had organic growth of $89.9 million or 16%, while the consumer installment direct lending portfolio increased $9.0 million or 6.0%.  The volume of new and used vehicles sales to upper-tier credit profile customers in the Company’s primary markets has improved in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  A by-product of the still historically low new vehicle sales rates has been an improvement in used car valuations, where the majority of the Company’s installment lending is concentrated.  Market trends predict moderate increases over the prior year levels and this will create opportunity for the Company to continue to produce solid indirect loan growth.

Home equity loans increased $40.4 million or 12.5% from one year ago.  Excluding the home equity loans acquired from HSBC and First Niagara, the home equity portfolio decreased $26.8 million or 8.3% from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred throughout 2011 and continued in 2012 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging activity that is occurring in response to the continued longer-term slow growth economic conditions.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2012	2011	2010	2009	2008
Nonaccrual loans
Consumer mortgage	$11,286	$6,520	$4,737	$4,077	$3,500
Business lending	13,691	18,535	9,715	12,103	7,734
Consumer indirect	0	2	0	54	28
Consumer direct	8	0	0	368	436
Home equity	1,375	1,205	926	558	428
Total nonaccrual loans	26,360	26,262	15,378	17,160	12,126
Accruing loans 90+ days delinquent
Consumer mortgage	1,818	2,171	2,308	891	392
Business lending	247	399	247	662	71
Consumer indirect	73	32	131	29	34
Consumer direct	71	95	96	33	45
Home equity	539	393	309	135	11
Total accruing loans 90+ days delinquent	2,748	3,090	3,091	1,750	553
Nonperforming loans
Consumer mortgage	13,104	8,691	7,045	4,968	3,892
Business lending	13,938	18,934	9,962	12,765	7,805
Consumer indirect	73	34	131	83	62
Consumer direct	79	95	96	401	481
Home equity	1,914	1,598	1,235	693	439
Total nonperforming loans	29,108	29,352	18,469	18,910	12,679

Other real estate (OREO)	4,788	2,682	2,011	1,429	1,059
Total nonperforming assets	$33,896	$32,034	$20,480	$20,339	$13,738

Allowance for loan losses / total loans	1.11%	1.22%	1.40%	1.35%	1.26%
Allowance for legacy loan losses / total legacy loans (1)	1.21%	1.36%	1.40%	1.35%	1.26%
Allowance for loan losses / nonperforming loans	147%	144%	230%	222%	312%
Allowance for legacy loans / nonperforming legacy loans (1)	171%	197%	230%	222%	312%
Nonperforming loans / total loans	0.75%	0.85%	0.61%	0.61%	0.40%
Legacy nonperforming loans / legacy total loans	0.71%	0.69%	0.61%	0.61%	0.40%
Nonperforming assets / total loans and other real estate	0.88%	0.92%	0.68%	0.66%	0.44%
Delinquent loans (30 days old to nonaccruing) to total loans	1.92%	1.99%	1.91%	1.48%	1.43%
Loan loss provision to net charge-offs	108%	94%	109%	131%	117%
Legacy loan loss provision to net charge-offs (1)	116%	86%	109%	131%	117%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company places a loan on nonaccrual status when the loan becomes ninety days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2012 at $29.1 million, down approximately $0.2 million from one year earlier.  The ratio of nonperforming loans to total loans decreased 10 basis points from the prior year.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans was 0.71%, an increase of two basis points from the prior year.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.88% at year-end 2012, down four basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite weak economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At year-end 2012, the Company was managing 26 OREO properties with a value of $4.8 million, as compared to 28 OREO properties with a value of $2.7 million a year earlier.  The 2012 OREO balance includes two large commercial properties totaling $2.5 million.  Despite the increase in OREO balances, the current level still reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Approximately 48% of the nonperforming loans at December 31, 2012 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The decrease in nonperforming loans in the business lending portfolio is primarily related to two large relationships, one of which was foreclosed and currently is included in OREO.  With the economic downturn, certain businesses’ financial performance and position have deteriorated, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 45% of nonperforming loans at December 31, 2012 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area did not experience the significant declines in values that other parts of the country have encountered.  However, the continued soft economic conditions and high unemployment levels have adversely impacted consumers and businesses alike and have resulted in higher nonperforming levels.  The remaining seven percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 147% at the end of 2012 compared to 144% at year-end 2011 and 230% at December 31, 2010, reflective of the higher level of nonperforming loans.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 171% at the end of 2012, compared to 197% at year-end 2011 and 230% at December 31, 2010.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.92% of total loans outstanding, versus 1.99% at the end of 2011.  As of year-end 2012, total delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 1.91%, 1.52%, 2.15% and 1.92%, respectively.  These measures were 2.38%, 1.65%, 2.12% and 1.34%, respectively, as of December 31, 2011.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2012 was 1.80%, as compared to an average of 1.64% in 2011 and 1.61% in 2010, reflective of the underlying economic conditions and the typical delayed impact they have on loan performance characteristics.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments that can be caught up with payments made over the remaining term of the loan or at maturity.  Historically, the Company has had very few TDRs.   During 2012, new regulatory guidance was issued by the OCC addressing the accounting of certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2012 was immaterial.  With this new interpretation, the Company had 18 loans totaling $3.3 million considered to be nonaccruing TDRs and 189 loans totaling $3.2 million considered to be accruing TDRs.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2012	2011	2010	2009	2008

Allowance for loan losses at beginning of period	$42,213	$42,510	$41,910	$39,575	$36,427
Charge-offs:
Consumer mortgage	1,004	748	583	498	235
Business lending	5,654	2,964	3,950	3,324	2,516
Consumer indirect	5,407	4,464	4,279	5,374	4,517
Consumer direct	1,694	1,273	1,719	1,928	1,779
Home equity	423	265	181	36	29
Total charge-offs	14,182	9,714	10,712	11,160	9,076
Recoveries:
Consumer mortgage	59	30	71	28	184
Business lending	1,295	692	730	374	478
Consumer indirect	3,551	3,200	2,569	2,517	2,038
Consumer direct	821	674	730	732	630
Home equity	23	85	7	54	7
Total recoveries	5,749	4,681	4,107	3,705	3,337

Net charge-offs	8,433	5,033	6,605	7,455	5,739
Provision for loan losses	8,715	4,350	7,205	9,790	6,730
Provision for acquired impaired loans	393	386	0	0	0
Acquired allowance for loan losses (1)	0	0	0	0	2,157

Allowance for loan losses at end of period	$42,888	$42,213	$42,510	$41,910	$39,575

Net charge-offs to average loans outstanding:
Consumer mortgage	0.07%	0.06%	0.05%	0.04%	0.00%
Business lending	0.36%	0.19%	0.31%	0.28%	0.20%
Consumer indirect	0.31%	0.24%	0.34%	0.54%	0.53%
Consumer direct	0.54%	0.39%	0.68%	0.82%	0.74%
Home equity	0.12%	0.06%	0.06%	-0.01%	0.01%
Total loans	0.23%	0.15%	0.21%	0.24%	0.20%

(1)This addition is attributable to loans acquired from Citizens in 2008.

As displayed in Table 11 above, total net charge-offs in 2012 were $8.4 million, up $3.4 million from the prior year due to higher charge-offs in all portfolios.  Net charge-offs in 2011 were $1.6 million lower than 2010’s level, due to lower levels of net charge-offs in the business lending and consumer installment portfolios, partially offset by higher levels of net charge-offs in the consumer mortgage and home equity portfolios.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2012 was up eight and two basis points from 2011 and 2010, respectively, but was one basis point lower than 2009.  Gross charge-offs as a percentage of average loans was 0.39% in 2012 as compared to 0.29% in 2011 and 0.35% in 2010.  Continued strong recovery efforts were evidenced by recoveries of $5.7 million in 2012, representing 48% of average gross charge-offs for the latest two years, compared to 46% in 2011 and 38% in 2010.

Business loan net charge-offs increased in 2012, totaling $4.4 million or 0.36% of average business loans outstanding versus $2.3 million or 0.19% in 2011, reflective of underlying economic conditions and their lagged effected on loan credit performance.  Consumer installment loan net charge-offs increased to $2.7 million this year from $1.9 million in 2011, with a net charge-off ratio of 0.36% in 2012 and 0.27% in 2011.  Higher used automobile valuations benefited consumer installment recovery efforts, which increased to 68% of average gross charge-offs for the latest two years, compared to 66% in 2011 and 55% in 2010.  Consumer mortgage net charge-offs increased in 2012, and the net charge-off ratio increased one basis point to 0.07%.  Home equity net charges offs increased to $0.4 million in 2012 and the net charge-off ratio increased six basis points to 0.12%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the allowance for loan losses adequacy on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay.  Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loans loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses.  During the year ended December 31, 2011, the Company established an allowance for loan losses for acquired impaired loans of $0.4 million for estimated additional losses on certain acquired impaired loans.  In 2012, an additional $0.4 million of provision for loan losses related to the acquired impaired loans was recorded.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.  During 2012 the Company recorded a provision for loan losses on acquired non-impaired loans of $0.7 million, of which $0.5 million was recorded in the third quarter for loan pools acquired in the third quarter where the net fair value of the pool was deemed greater than its par value at acquisition. .

The allowance for loan losses increased to $42.9 million at year-end 2012 from $42.2 million at the end of 2011.  The $0.7 million increase was primarily due to the acquired non-impaired loans.  The allowance for legacy loan losses remained stable as growth in the loan portfolio was offset by changes in the composition of the loan portfolio from higher risk commercial loans to lower risk consumer mortgage and consumer indirect loans.  The ratio of the allowance for loan losses to total loans decreased 11 basis points to 1.11% for year-end 2012 as compared to 1.22% for 2011 and 1.40% for 2010.  The ratio of allowance for loan losses to total legacy loans decreased 15 basis points to 1.21% for 2012 as compared to 2011.  Management believes the year-end 2012 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $6.5 million in 2012 increased by $2.1 million as a result of management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.25% in 2012 as compared to 0.14% in 2011 and 0.23% in 2010.  The loan loss provision was 108% of net charge-offs this year versus 94% in 2011 and 109% in 2010, reflective of the assessed risk in the portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2012		2011		2010		2009		2008
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$7,070	37.5%	$4,651	35.0%	$2,451	34.9%	$1,127	33.7%	$3,298	34.4%
Business lending	18,013	31.6%	20,574	34.8%	22,326	33.8%	23,577	34.4%	18,750	33.3%
Consumer installment - indirect	9,606	16.7%	8,960	16.1%	9,922	16.4%	10,004	17.1%	8,031	16.9%
Consumer installment - direct	3,303	4.4%	3,290	4.3%	3,977	4.8%	3,660	4.5%	2,625	4.7%
Home equity	1,451	9.4%	1,130	9.3%	689	10.1%	374	10.3%	1,570	10.7%
Acquired impaired loans	779	0.4%	386	0.5%	0		0		0
Unallocated	2,666		3,222		3,145		3,168		5,301
Total	$42,888	100.0%	$42,213	100.0%	$42,510	100.0%	$41,910	100.0%	$39,575	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio that is not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $3.2 million in 2011 to $2.7 million in 2012.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$989,631	0.00%	$825,277	0.00%	$728,408	0.00%
Interest checking deposits	1,036,249	0.06%	855,693	0.16%	710,464	0.21%
Regular savings deposits	806,310	0.16%	628,394	0.23%	532,475	0.26%
Money market deposits	1,327,092	0.38%	1,156,152	0.63%	950,573	0.90%
Time deposits	1,062,307	1.06%	1,101,013	1.46%	1,030,995	1.86%
Total deposits	$5,221,589	0.35%	$4,566,529	0.57%	$3,952,915	0.77%

As displayed in Table 13 above, total average deposits for 2012 equaled $5.22 billion, up $655.1 million or 14% from the prior year.  Excluding the impact of the HSBC, First Niagara and Wilber acquisitions, average deposits increased $222.9 million or 4.9% as compared to 2011.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average non-acquired, non-time (“core”) deposit balances grew $349.7 million or 10.1% as compared to 2011 while time deposits balances were managed downward by $126.8 million or 12%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment.  Average deposits in 2011 were up $613.6 million or 16% from 2010, comprised of a $543.6 million or 19% increase in core deposits, and a $70.0 million or 6.8% increase in time deposits.  Excluding the impact of the Wilber acquisition, average deposits increased $53.9 million or 1.4% as compared to 2010.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2012 with an average balance of $4.7 billion, an increase of $588.5 million or 14% over the comparable 2011 period.  Excluding the impact of the HSBC, First Niagara and Wilber acquisitions, average non-public deposits increased $192.8 million or 4.7% during 2012.  Non-public, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $66.5 million or 15% during 2012 to $513.0 million.  Excluding the impact of the HSBC, First Niagara and Wilber acquisitions, average public deposits increased $30.2 million or 6.8% during 2012.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers has provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (interest checking, noninterest checking, savings and money market accounts) has increased, while time deposits’ weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers preference for unrestricted accounts in the current low rate environment.  The average balance for time deposit accounts decreased from 23.8% of total average deposits for the fourth quarter of 2010 to 18.4% of total average deposits for the fourth quarter of 2012.  Similarly, average core deposit balances have increased from 76.2% in 2010 to 81.6% in the fourth quarter of 2012.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 0.43% in 2012, as compared to 0.70% in 2011 and 0.95% in 2010.  The total cost of deposit funding including demand deposits also declined significantly in 2012 to 0.35%, versus 0.57% in 2011, benefiting from the 20% increase in non-interest bearing checking average balances.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2012	2011
Less than three months	$44,379	$61,860
Three months to six months	48,637	62,358
Six months to one year	62,064	69,005
Over one year	89,845	95,163
Total	$244,925	$288,386

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the FHLB of New York and Federal Reserve Bank of New York, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had approximately $102 million in floating-rate subordinated debt outstanding at the end of 2012 that is held by unconsolidated subsidiary trusts.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.  The interest rate swap matured in the fourth quarter of 2011.

As shown in Table 15, year-end 2012 external borrowings totaled $830.1 million, a decrease of $0.2 million from 2011, primarily the result of maturing FHLBNY borrowings.  External borrowings averaged $947.5 million or 15.4% of total funding sources for all of 2012 as compared to $833.1 million or 15.4% of total funding sources for 2011.  This ratio remained consistent as the Company used short term borrowings from the FHLB to fund the purchase of investment securities during the first half of 2012 as part of the pre-investment of the anticipated liquidity coming from the branch acquisitions..

As displayed in Table 3 on page 27, the overall mix of funding in 2012 remained consistent with 2011.  Average FHLB borrowings and average deposits increased due to both acquired and organic growth.  The percentage of funding derived from deposits increased to 84.6% in 2011 from 82.5% in 2010.  During 2011 average FHLB borrowings decreased slightly while average deposits increased.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2012	2011	2010
Federal funds purchased	$0	$0	$0
Federal Home Loan Bank advances	728,034	728,235	728,428
Commercial loans sold with recourse	0	0	26
Capital lease obligation	27	46	6
Subordinated debt held by unconsolidated subsidiary trusts	102,073	102,048	102,024
Balance at end of period	$830,134	$830,329	$830,484

Daily average during the year	$947,454	$833,075	$839,314
Maximum month-end balance	1,259,932	849,815	856,692
Weighted-average rate during the year	3.46%	4.25%	4.29%
Weighted-average year-end rate	3.81%	3.84%	3.81%

The following table shows the contractual maturities of various obligations as of December 31, 2012:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
Federal Home Loan Bank advances	$34	$140,000	$578,000	$10,000	$728,034
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,073	102,073
Capital lease obligation	14	13	0	0	27
Interest on borrowings	32,652	63,776	35,901	63,776	196,105
Operating leases	5,266	8,874	6,718	7,007	27,865
Total	$37,966	$212,663	$620,619	$182,856	$1,054,104

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2012	2011
Commitments to extend credit	$750,178	$572,393
Standby letters of credit	24,168	25,279
Total	$774,346	$597,672

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

The book value of the Company’s investment portfolio increased $621.2 million to $2.687 billion at year-end 2012.  During 2012, the Company purchased approximately $675 million of U.S. Treasury securities and $224 million of obligations of state and political subdivisions and other securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings that were replaced with liquidity provided by the branch acquisitions in the third quarter.  In April 2011, investments increased $297 million from the Wilber acquisition, primarily in government agency mortgage-backed securities, government agency collateralized mortgage obligations (“CMOs”) and U.S. Treasury and Agency securities.  Average investment balances including cash equivalents (book value basis) for 2012 increased $576.2 million or 27% versus the prior year driven by the branch acquisitions and deposit growth.  Investment interest income (FTE basis) in 2012 was $11.8 million or 12.7% higher than the prior year as a result of the higher average balances in the portfolio, partially offset by a 47-basis point decrease in the average investment yield from 4.27% to 3.80%.  During 2012 market interest rates continued to be low, and as a result, cash flows from maturing investments were reinvested at lower interest rates.

Other than the pooled trust preferred securities discussed below, the investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are A rated or higher.  The portfolio does not include any private label mortgage backed securities (MBSs) or private label collateralized mortgage obligations.   The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions, government agency mortgage-backed securities and other securities.

Seventy-four percent of the investment portfolio was classified as available-for-sale at year-end 2012, versus 62% at the end of 2010 due to the acquisition of HSBC and First Niagara branches and Wilber and the cash flows from maturing investments, both held to maturity and available for sale, being reinvested in available for sale securities.  The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2012 was $131.5 million, up $45.9 million from one year earlier.  This increase is indicative of the interest rate movements and changing spreads during the respective time periods and the changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $66.1 million of net unrealized gains as of December 31, 2012.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2012		2011		2010
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$548,634	$607,715	$448,260	$505,060	$478,100	$499,642
Obligations of state and political subdivisions	65,742	71,592	69,623	74,711	67,864	66,450
Government agency mortgage-backed securities	20,578	21,657	35,576	38,028	56,891	59,644
Corporate debt securities	2,924	2,977	0	0	0	0
Other securities	16	16	36	36	53	53
Total held-to-maturity portfolio	637,894	703,957	553,495	617,835	602,908	625,789

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	988,217	1,079,257	463,922	520,548	281,826	304,057
Obligations of state and political subdivisions	629,883	662,892	543,527	573,012	518,216	522,218
Government agency mortgage-backed securities	253,013	269,951	310,541	331,379	170,673	179,716
Pooled trust preferred securities	61,979	49,600	68,115	43,846	69,508	41,993
Government agency collateralized mortgage obligations	32,359	33,935	45,481	46,943	9,904	10,395
Corporate debt securities	24,136	25,357	21,495	22,855	25,523	27,157
Marketable equity securities	351	402	380	390	380	427
Available-for-sale portfolio	1,989,938	2,121,394	1,453,461	1,538,973	1,076,030	1,085,963
Net unrealized gain on available-for-sale portfolio	131,456	–	85,512	–	9,933	–
Total available-for-sale portfolio	2,121,394	2,121,394	1,538,973	1,538,973	1,085,963	1,085,963
Other Securities:
Federal Home Loan Bank common stock	38,111	38,111	38,343	38,343	37,301	37,301
Federal Reserve Bank common stock	16,050	16,050	15,451	15,451	12,378	12,378
Other equity securities	5,078	5,078	5,108	5,108	3,774	3,774
Total other securities	59,239	59,239	58,902	58,902	53,453	53,453

Total	$2,818,527	$2,884,590	$2,151,370	$2,215,710	$1,742,324	$1,765,205

Included in the available-for-sale portfolio, as detailed in Table 18, are pooled trust preferred, class A-1 securities with a current par value of $63.3 million and unrealized losses of $12.4 million at December 31, 2012.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 39% - 43% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.  The market for these securities at December 31, 2012 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed at December 31, 2012.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at December 31, 2012.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities nor is it more likely than not that the Company will be required to sell the securities.  These securities represent less than 1% of the Company’s average earning assets for the year ending December 31, 2012 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 19: Pooled Trust Preferred Securities as of December 31, 2012

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 12/31/12	$18,371	$21,622	$21,986
Fair value at 12/31/12	$14,458	$17,869	$17,273
Unrealized loss at 12/31/12	$3,913	$3,753	$4,713
Rating (Moody’s/Fitch/S&P)	(Ba1/BBB/BB-)	(Baa3/BBB/BB-)	(Baa3/BBB/B)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	29.1%	27.1%	25.7%
Excess subordination	37.2%	35.0%	36.3%

The following table sets forth as of December 31, 2012, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 20: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$9,965	$264,897	$267,525	$6,247	$548,634
Obligations of state and political subdivisions	8,535	2,025	7,236	47,946	65,742
Government agency mortgage-backed securities (2)	0	0	0	20,578	20,578
Corporate debt securities	0	2,924	0	0	2,924
Other securities	2	14	0	0	16
Held-to-maturity portfolio	18,502	269,860	274,761	74,771	637,894
Weighted-average yield (1)	3.72%	3.17%	3.27%	4.29%	3.36%

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	17,425	118,192	738,469	114,131	988,217
Obligations of state and political subdivisions	22,989	117,098	203,721	286,075	629,883
Government agency mortgage-backed securities (2)	16	299	4,630	248,068	253,013
Pooled trust preferred securities	0	0	0	61,979	61,979
Government agency collateralized mortgage obligations (2)	168	3,600	70	28,521	32,359
Corporate debt securities	0	21,187	2,949	0	24,136
Available-for-sale portfolio	$40,598	$260,376	$949,839	$738,774	$1,989,587
Weighted-average yield (1)	4.00%	3.58%	2.68%	3.62%	3.17%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 60 for additional accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 45, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 70% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) consist of 27% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 2% of the portfolio covers local municipal bonds, other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2012 asset and liability levels as a starting point.

The prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  In the 0 basis point model, the prime and federal funds rates remain at current levels while moving the long end of the curve to levels over federal funds using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.  Cash flows are based on contractual maturity, optionality, amortization schedules and applicable prepayment assumptions derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

	Calculated Increase (Decrease) in Projected Net Income at December 31,
Changes in Interest Rates	2012	2011
+200 basis points	$1,149,000	$2,017,000
0 basis points	($534,000)	($1,198,000)

In the 2012 and 2011 models, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment.  The increase in a rising rate environment is largely a result of slower investment cash flows, a higher reinvestment rate of excess cash and assets repricing to higher rates.  Partially offsetting the increased income, are higher deposit and borrowing costs.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

For the 2012 and 2011 models, the Bank continues to show interest rate risk exposure if the yield curve flattens.  Net interest income declines during the first twelve months as investment cash flows increase, partially offset by the slight increase of short term asset rates, as the intermediate points of the curve move to higher levels as the yield curve flattens.  Corresponding deposit rates are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further in this scenario, and thus, the model tests the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 50 through 89 of this item.

•	Consolidated Statements of Condition,
December 31, 2012 and 2011

•	Consolidated Statements of Income,
Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements,
December 31, 2012

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2012 and 2011 are contained on page 92.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$228,558	$324,878

Available-for-sale investment securities (cost of $1,989,938 and $1,453,461, respectively)	2,121,394	1,538,973

Held-to-maturity investment securities (fair value of $703,957 and $617,835, respectively)	637,894	553,495

Other securities, at cost	59,239	58,902

Loans held for sale, at fair value	-	532

Loans	3,865,576	3,471,025
Allowance for loan losses	(42,888)	(42,213)
Net loans	3,822,688	3,428,812

Core deposit intangibles, net	14,492	11,519
Goodwill	369,703	345,050
Other intangibles, net	2,939	3,995
Intangible assets, net	387,134	360,564

Premises and equipment, net	89,938	85,956
Accrued interest and fee receivable	32,305	28,579
Other assets	117,650	107,584

Total assets	$7,496,800	$6,488,275

Liabilities:
Noninterest-bearing deposits	$1,110,994	$894,464
Interest-bearing deposits	4,517,045	3,900,781
Total deposits	5,628,039	4,795,245

Borrowings	728,061	728,281
Subordinated debt held by unconsolidated subsidiary trusts	102,073	102,048
Accrued interest and other liabilities	135,849	88,118
Total liabilities	6,594,022	5,713,692

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 40,421,493 and
37,794,532 shares issued, respectively	40,421	37,795
Additional paid-in capital	378,413	313,501
Retained earnings	447,018	411,805
Accumulated other comprehensive gain	54,334	29,165
Treasury stock, at cost (795,560 and 808,123 shares, respectively)	(17,408)	(17,683)
Total shareholders' equity	902,778	774,583

Total liabilities and shareholders' equity	$7,496,800	$6,488,275

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on loans	$192,710	$192,981	$178,703
Interest and dividends on taxable investments	65,165	55,634	47,241
Interest and dividends on nontaxable investments	23,525	22,354	22,337
Total interest income	281,400	270,969	248,281

Interest expense:
Interest on deposits	18,162	26,156	30,559
Interest on borrowings	30,098	29,599	30,078
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,716	5,801	5,960
Total interest expense	50,976	61,556	66,597

Net interest income	230,424	209,413	181,684
Less: provision for loan losses	9,108	4,736	7,205
Net interest income after provision for loan losses	221,316	204,677	174,479

Noninterest income:
Deposit service fees	46,064	42,334	43,358
Other banking services	4,069	4,651	5,985
Benefit trust, administration, consulting and actuarial fees	35,946	31,601	29,616
Wealth management services	12,876	10,697	9,833
Gain (loss) on investment securities and debt extinguishments, net	291	(61)	0
Total noninterest income	99,246	89,222	88,792

Noninterest expenses:
Salaries and employee benefits	112,034	102,278	91,399
Occupancy and equipment	25,799	24,502	22,933
Data processing and communications	23,696	20,525	20,720
Amortization of intangible assets	4,607	4,381	5,957
Legal and professional fees	7,950	5,889	5,532
Office supplies and postage	5,742	5,246	5,469
Business development and marketing	5,919	5,931	5,237
FDIC insurance premiums	3,804	3,920	5,838
Acquisition expenses	5,747	4,831	860
Other	16,459	12,869	12,941
Total noninterest expenses	211,757	190,372	176,886

Income before income taxes	108,805	103,527	86,385
Income taxes	31,737	30,385	23,065
Net income	$77,068	$73,142	$63,320

Basic earnings per share	$1.95	$2.03	$1.91
Diluted earnings per share	$1.93	$2.01	$1.89
Cash dividends declared per share	$1.06	$1.00	$0.94

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2012	2011	2010
Change in accumulated unrealized gain or loss for pension and other
postretirement obligations	($4,755)	($17,213)	$9
Change in unrealized losses on derivative instruments used in cash flow hedging
relationships	0	3,232	1,861
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	46,235	75,609	(2,803)
Reclassification adjustment for (gains) losses, net included in net income	(291)	(30)	0
Other comprehensive gain (loss), before tax	41,189	61,598	(933)
Income tax (expense) benefit related to other comprehensive loss	(16,020)	(23,093)	377
Other comprehensive gain (loss) income, net of tax	25,169	38,505	(556)
Net income	77,068	73,142	63,320
Comprehensive income	$102,237	$111,647	$62,764

Tax Effect Allocated To Each Component Of Comprehensive Income:

Tax effect of unrealized gain (loss) for pension and other postretirement obligations	$1,844	$6,631	($2)

Tax effect of unrealized losses on derivative instruments used in cash flow hedging
relationships	0	(1,252)	(716)

Tax effect of unrealized gains and losses on available-for-sale securities arising
during period	(17,977)	(28,484)	1,095
Reclassification adjustment for gains included in net income	113	12	0
Tax effect of unrealized gains on available-for-sale securities arising during period	(17,864)	(28,472)	1,095

Income tax (expense) benefit related to other comprehensive loss	($16,020)	($23,093)	$377
	As of December 31,
	2012	2011	2010
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($45,232)	($40,477)	($23,264)
Tax effect	17,447	15,603	8,972
Net unrealized loss for pension and other postretirement obligations	(27,785)	(24,874)	(14,292)

Unrealized losses on derivative instruments used in cash flow hedging relationships	0	0	(3,232)
Tax effect	0	0	1,252
Net unrealized losses on derivative instruments used in cash flow hedging relationships	0	0	(1,980)

Unrealized gain on available-for-sale securities	131,456	85,512	9,933
Tax effect	(49,337)	(31,473)	(3,001)
Net unrealized gain on available-for-sale securities	82,119	54,039	6,932

Accumulated other comprehensive income (loss)	$54,334	$29,165	($9,340)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2010, 2011 and 2012
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2009	32,800,308	$33,631	$216,481	$342,539	($8,784)	($18,170)	$565,697
Net income				63,320			63,320
Other comprehensive income,
net of tax					(556)		(556)
Dividends declared:
Common, $0.94 per share				(31,159)			(31,159)
Common stock issued under
employee stock plan,
including tax benefits of $842	518,635	500	5,539			394	6,433
Stock-based compensation			3,523				3,523
Balance at December 31, 2010	33,318,943	34,131	225,543	374,700	(9,340)	(17,776)	607,258
Net income				73,142			73,142
Other comprehensive income,
net of tax					38,505		38,505
Dividends declared:
Common, $1.00 per share				(36,037)			(36,037)
Common stock issued under
employee stock plan,
including tax benefits of $703	314,665	311	4,947			93	5,351
Stock-based compensation			3,784				3,784
Stock issued for acquisition	3,352,801	3,353	79,227				82,580
Balance at December 31, 2011	36,986,409	37,795	313,501	411,805	29,165	(17,683)	774,583
Net income				77,068			77,068
Other comprehensive income,
net of tax					25,169		25,169
Dividends declared:
Common, $1.06 per share				(41,855)			(41,855)
Common stock issued under
employee stock plan,
including tax benefits of $1,524	509,724	496	8,457			275	9,228
Stock-based compensation			3,668				3,668
Common stock issuance	2,129,800	2,130	52,787				54,917
Balance at December 31, 2012	39,625,933	$40,421	$378,413	$447,018	$54,334	($17,408)	$902,778

The accompanying notes are an integral part of the consolidated financial statements.

 COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$77,068	$73,142	$63,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,482	11,374	10,219
Amortization of intangible assets	4,607	4,381	5,957
Net (accretion)/amortization of premiums & discounts on securities, loans and borrowings	(9,379)	(5,373)	2,249
Stock-based compensation	3,668	3,784	3,523
Provision for loan losses	9,108	4,736	7,205
Provision for deferred income taxes	12,032	12,942	9,199
Amortization of mortgage servicing rights	687	868	769
Income from bank-owned life insurance policies	(1,121)	(894)	(458)
(Gain) loss from sale of investment securities and debt extinguishments, net	(291)	61	0
Net loss (gain) on sale of loans and other assets	247	(422)	(1,032)
Net change in loans originated for sale	608	4,047	(309)
Change in other operating assets and liabilities	(292)	(14,268)	(3,554)
Net cash provided by operating activities	108,424	94,378	97,088
Investing activities:
Proceeds from sales of available-for-sale investment securities	5,378	15,330	0
Proceeds from sales of other securities	278	1,032	1,201
Proceeds from maturities of held-to-maturity investment securities	28,340	65,062	76,081
Proceeds from maturities of available-for-sale investment securities	215,223	254,368	157,563
Purchases of held-to-maturity investment securities	(110,925)	(13,292)	(345,187)
Purchases of available-for-sale investment securities	(752,891)	(353,498)	(149,883)
Purchases of other securities	(615)	(2,908)	0
Net (increase) decrease in loans	(239,174)	16,078	68,691
Cash received for acquisitions, net of cash acquired of $5,510, $26,901, and $0, respectively	600,972	4,746	0
Purchases of premises and equipment	(10,846)	(9,613)	(15,716)
Net cash used in investing activities	(264,260)	(22,695)	(207,250)
Financing activities:
Net change in noninterest checking, checking, and savings accounts	240,146	199,812	246,453
Net change in time deposits	(205,314)	(110,166)	(236,893)
Net change in borrowings, net of payments of $220, $25,938 and $26,318	(220)	(19,938)	(26,318)
Issuance of common stock	64,145	5,351	6,433
Cash dividends paid	(40,765)	(34,404)	(30,394)
Tax benefits from share-based payment arrangements	1,524	703	842
Net cash provided by (used in) financing activities	59,516	41,358	(39,877)
Change in cash and cash equivalents	(96,320)	113,041	(150,039)
Cash and cash equivalents at beginning of year	324,878	211,837	361,876
Cash and cash equivalents at end of year	$228,558	$324,878	$211,837
Supplemental disclosures of cash flow information:
Cash paid for interest	$51,541	$61,564	$67,485
Cash paid for income taxes	16,462	20,810	12,630
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,699	9,609	7,976
Transfers from loans to other real estate	5,059	5,186	3,839
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	165,885	815,824	0
Fair value of liabilities assumed	798,031	791,222	0

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

As of December 31, 2012, the Bank operated 179 full service branches throughout 35 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2012.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

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

An OTTI loss must be recognized for a debt security in an unrealized loss position if there is intent to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if management does not have the intent, and it is not more likely than not that the Company will be required to sell the securities, an evaluation of the expected cash flows to be received is performed to determine if a credit loss has occurred. For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  In the event of a credit loss, only the amount of impairment associated with the credit loss would be recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss.

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

For acquired loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods used to estimate the required allowance for loan losses for these loans is similar to originated loans.  However, the company records a provision for loan losses only when the required allowance exceeds any remaining credit discount.  The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

A loan is considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, or granting a period when interest–only payments can be made with the principal payments and interest caught up over the remaining term of the loan or at maturity.  Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of twelve months to demonstrate that the borrower is able to meet the terms of the modified loan.  If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

During 2012, new regulatory guidance was issued by the OCC addressing the accounting of certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.

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

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 7 to 20 years. The initial and ongoing carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, peer volatility indicators, and company-specific risk indicators.

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2012 and 2011, other real estate amounted to $4.8 million and $2.7 million, respectively, and is included in other assets.

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

Retirement Benefits
The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees, officers, and directors.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases and expected return on plan assets.

Assets Under Management or Administration
Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company.  All fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income.

Advertising
Advertising costs amounting to approximately $2.5 million, $2.3 million and $2.0 million for the years ending December 31, 2012, 2011 and 2010, respectively, are nondirect response in nature and expensed as incurred.

Earnings Per Share
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes the outstanding unvested restricted stock as they contain nonforfeitable rights to dividends.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options where the exercise price is greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been anti-dilutive.

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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This new guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 31, 2013.

NOTE B:  ACQUISITIONS

On September 7, 2012, the “Bank” completed its acquisition of three branches in Western New York from First Niagara Bank, N.A. (“First Niagara”), acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On July 20, 2012,  the Bank completed its acquisition of 16 retail branches in Central, Northern and Western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money markets accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(000s omitted)	2012	2011
Consideration paid (received):
Community Bank System, Inc. common stock	$0	$82,580
Cash	(595,462)	22,155
Total net consideration paid (received)	(595,462)	104,735
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5,510	26,901
Investment securities	0	297,573
Loans	160,116	462,334
Premises and equipment	4,941	6,360
Accrued interest receivable	588	2,615
Other assets and liabilities, net	171	46,942
Core deposit intangibles	6,521	4,016
Other intangibles	0	1,858
Deposits	(797,962)	(771,554)
Borrowings	0	(19,668)
Total identifiable assets (liabilities), net	(620,115)	57,377
Goodwill	$24,653	$ 47,358

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each loan were determined using an estimate of credit losses and an estimated rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

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

The core deposit intangible and other intangible related to the HSBC, Wilber, and CAI acquisition are being amortized using an accelerated method over their estimated useful life of approximately eight to ten years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the First Niagara, HSBC and Wilber acquisitions and to the Other segment for the CAI acquisition.  The goodwill arising from the Wilber acquisition is not deductible for tax purposes while the goodwill arising from the CAI, HSBC branch and First Niagara branch acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $5.7 million and $4.8 million during 2012 and 2011, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the HSBC and First Niagara acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2012				2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$548,634	$59,081	$0	$607,715	$448,260	$56,800	$0	$505,060
Obligations of state and political subdivisions	65,742	5,850	0	71,592	69,623	5,088	0	74,711
Government agency mortgage-backed securities	20,578	1,079	0	21,657	35,576	2,452	0	38,028
Corporate debt securities	2,924	53	0	2,977	0	0	0	0
Other securities	16	0	0	16	36	0	0	36
Total held-to-maturity portfolio	$637,894	$66,063	$0	$703,957	$553,495	$64,340	$0	617,835

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$988,217	$91,040	$0	$1,079,257	$463,922	$56,626	$0	$520,548
Obligations of state and political subdivisions	629,883	33,070	61	662,892	543,527	29,721	236	573,012
Government agency mortgage-backed securities	253,013	16,989	51	269,951	310,541	20,840	2	331,379
Pooled trust preferred securities	61,979	0	12,379	49,600	68,115	0	24,269	43,846
Government agency collateralized mortgage obligations	32,359	1,579	3	33,935	45,481	1,572	110	46,943
Corporate debt securities	24,136	1,265	44	25,357	21,495	1,360	0	22,855
Marketable equity securities	351	94	43	402	380	92	82	390
Total available-for-sale portfolio	$1,989,938	$144,037	$12,581	$2,121,394	$1,453,461	$110,211	$24,699	$1,538,973

Other Securities:
Federal Home Loan Bank common stock	$38,111			$38,111	$38,343			$38,343
Federal Reserve Bank common stock	16,050			16,050	15,451			15,451
Other equity securities	5,078			5,078	5,108			5,108
Total other securities	$59,239			$59,239	$58,902			$58,902

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$11,503	$61	0	0	0	19	$11,503	$61
Pooled trust preferred securities	0	0	0	3	49,600	12,379	3	49,600	12,379
Government agency mortgage-backed securities	8	14,354	51	0	0	0	8	14,354	51
Corporate debt securities	1	2,905	44	0	0	0	1	2,905	44
Government agency collateralized mortgage obligations	4	426	2	2	1,041	1	6	1,467	3
Marketable equity securities	0	0	0	1	158	43	1	158	43
Total available-for-sale/investment portfolio	32	$29,188	$158	6	$50,799	$12,423	38	$79,987	$12,581

As of December 31, 2011

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	2	$211	$0	6	$6,038	$236	8	$6,249	$236
Pooled trust preferred securities	0	0	0	3	43,019	24,269	3	43,019	24,269
Government agency mortgage-backed securities	3	2,415	2	0	0	0	3	2,415	2
Government agency collateralized mortgage obligations	17	6,648	110	0	0	0	17	6,648	110
Marketable equity securities	1	123	78	3	12	4	4	135	82
Total available-for-sale/investment portfolio	23	$9,397	$190	12	$49,069	$24,509	35	$58,466	$24,699

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $63.3 million and unrealized losses of $12.4 million at December 31, 2012.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this super-senior tranche is impacted.  As of December 31, 2012, an additional 39% - 43% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in the expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed as of December 31, 2012 and management concluded that it does not believe any individual unrealized loss represents an other-than-temporary impairment.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of December 31, 2012 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The majority of the municipal portfolio carries a credit rating of A or better, as well as, a secondary level of credit enhancement.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$18,502	$18,788	$40,414	$41,087
Due after one through five years	269,860	297,891	256,477	279,179
Due after five years through ten years	274,760	304,847	945,139	1,009,240
Due after ten years	54,194	60,774	462,185	487,600
Subtotal	617,316	682,300	1,704,215	1,817,106
Government agency mortgage-backed securities	20,578	21,657	253,013	269,951
Government agency collateralized mortgage obligations	0	0	32,359	33,935
Total	$637,894	$703,957	$1,989,587	$2,120,992

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2012	2011	2010
Gross gains on sales of investment securities	$350	$349	$0
Gross losses on sales of investment securities	59	319	0
Proceeds from the maturities of mortgage-backed securities and CMO's	109,843	97,224	93,171
Purchases of mortgage-backed securities and CMO's	26,292	253,378	9,132

Investment securities with a carrying value of $1.176 billion and $1.015 billion at December 31, 2012 and 2011, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages - consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on real property.
•
Business lending - is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.

•	Consumer indirect - consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct - all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products - are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.

The balance of these classes at December 31 are summarized as follows:

(000's omitted)	2012	2011
Consumer mortgage	$1,448,415	$1,214,621
Business lending	1,233,944	1,226,439
Consumer indirect	647,518	556,955
Consumer direct	171,474	149,170
Home equity	364,225	323,840
Gross loans, including net deferred origination costs	3,865,576	3,471,025
Allowance for loan losses	(42,888)	(42,213)
Loans, net of allowance for loan losses	$3,822,688	$3,428,812

The Company had approximately $16.5 million and $13.7 million of net deferred loan origination costs as of December 31, 2012 and 2011, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2012 and 2011.

(000's omitted)	2012	2011
Balance at beginning of year	$11,550	$18,765
New loans	2,259	2,690
Payments	(5,517)	(9,905)
Balance at end of year	$8,292	$11,550

Acquired loans

Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  As discussed in Note B (Acquisitions), the company acquired loans of $54 million on September 7, 2012 in its acquisition of First Niagara branches, $106 million on July 20, 2012 in its HSBC branch acquisition, and $462 million on April 8, 2011 in its acquisition of Wilber.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2012	2011
Credit impaired acquired loans:
Outstanding principal balance	$19,940	$24,819
Carrying amount	13,761	17,428

Non-impaired acquired loans:
Outstanding principal balance	449,739	396,014
Carrying amount	433,594	378,118

Total acquired loans:
Outstanding principal balance	469,679	420,833
Carrying amount	447,355	395,546

The outstanding balance, including contractual principal and interest, related to credit impaired acquired loans was $22.4 million and $25.9 million at December 31, 2012 and 2011, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2012	2011
Balance at beginning of year	$2,610	$0
Acquisition	0	2,509
Accretion recognized, to-date	(1,418)	(844)
Net reclassification to accretable from nonaccretable	578	945
Balance at end of year	$1,770	$2,610

Credit Quality

Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2012:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,334	$1,553	$8,866	$26,753	$1,318,534	$1,345,287
Business lending	6,012	167	12,010	18,189	984,665	1,002,854
Consumer indirect	9,743	73	0	9,816	627,541	637,357
Consumer direct	1,725	71	8	1,804	154,462	156,266
Home equity	4,124	491	1,044	5,659	270,798	276,457
Total	$37,938	$2,355	$21,928	$62,221	$3,356,000	$3,418,221

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,726	$265	$2,420	$4,411	$0	$98,717	$103,128
Business lending	3,665	80	1,681	5,426	13,761	211,903	231,090
Consumer indirect	434	0	0	434	0	9,727	10,161
Consumer direct	470	0	0	470	0	14,378	15,208
Home equity	959	48	331	1,338	0	86,430	87,768
Total	$7,254	$393	$4,432	$12,079	$13,761	$421,155	$447,355

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2011:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,026	$2,144	$5,755	$23,925	$1,111,795	$1,135,720
Business lending	4,799	389	10,966	16,154	953,745	969,899
Consumer indirect	8,847	32	0	8,879	527,030	535,909
Consumer direct	1,912	95	0	2,007	138,500	140,507
Home equity	2,269	218	864	3,351	290,093	293,444
Total	$33,853	$2,878	$17,585	$54,316	$3,021,163	$3,075,479

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$985	$27	$765	$1,777	$0	$77,124	$78,901
Business lending	3,473	10	9,592	13,075	17,428	226,037	256,540
Consumer indirect	737	0	2	739	0	20,307	21,046
Consumer direct	167	0	0	167	0	8,496	8,663
Home equity	465	175	341	981	0	29,415	30,396
Total	$5,827	$212	$10,700	$16,739	$17,428	$361,379	$395,546

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, or “classified”.  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2012			December 31, 2011
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$818,469	$144,869	$963,338	$732,873	$157,494	$890,367
Special mention	92,739	32,328	125,067	118,800	47,890	166,690
Classified	90,035	40,132	130,167	118,226	33,728	151,954
Doubtful	1,611	0	1,611	0	0	0
Acquired impaired	0	13,761	13,761	0	17,428	17,428
Total	$1,002,854	$231,090	$1,233,944	$969,899	$256,540	$1,226,439

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

The following tables detail the balances in all loan categories except for business lending at December 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,334,868	$637,284	$156,187	$274,922	$2,403,261
Nonperforming	10,419	73	79	1,535	12,106
Total	$1,345,287	$637,357	$156,266	$276,457	$2,415,367

Acquired loans (includes loans acquired after January 1, 2009

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$100,443	$10,161	$15,208	$87,389	$213,224
Nonperforming	2,685	0	0	379	3,041
Total	$103,128	$10,161	$15,208	$87,768	$216,265

The following table details the balances in all other loan categories at December 31, 2011:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,127,821	$535,877	$140,412	$292,362	$2,096,472
Nonperforming	7,899	32	95	1,082	9,108
Total	$1,135,720	$535,909	$140,507	$293,444	$2,105,580

Acquired loans (includes loans acquired after January 1, 2009

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,109	$21,044	$8,663	$29,880	$137,696
Nonperforming	792	2	0	516	1,310
Total	$78,901	$21,046	$8,663	$30,396	$139,006

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of impaired loans, excluding purchased impaired, as of December 31, 2012 and 2011 are summarized as follows:

(000’s omitted)	2012	2011
Loans with reserve	$1,611	$4,118
Loans without reserve	7,798	2,308
Carrying balance	9,409	6,426
Contractual balance	12,804	8,527
Specifically allocated allowance	800	895
Average impaired loans	19,787	5,652
Interest income recognized	185	314

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments that can be caught up with payments made over the remaining term of the loan or at maturity.   During 2012, clarified guidance was issued by the OCC addressing the accounting for certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this clarified guidance, loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2012 was immaterial.  In previous reporting periods, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower.  The impact on prior periods was determined to be immaterial and therefore, prior period disclosure has not been made.

Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  Included in the impaired loan balances above was one TDR totaling $2.0 million with a specific reserve of $0.8 million.  TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review if necessary.

As stated above, prior periods have not been restated for TDRs related to Chapter 7 bankruptcy.  As such, there were no TDRs to report as of December 31, 2011.  Information regarding troubled debt restructurings as of December 31, 2012 is as follows:

	December 31, 2012
(000’s omitted)	Nonaccrual		Accruing(1)		Total
	#	Amount	#	Amount	#	Amount
Consumer mortgage	3	$160	45	$2,074	48	$2,234
Business lending	10	3,046	0	0	10	3,046
Consumer indirect	0	0	106	718	106	718
Consumer direct	0	0	19	116	19	116
Home equity	5	70	19	266	24	336
Total	18	$3,276	189	$3,174	207	$6,450

The following table presents information related to loans modified in a TDR during the year ended December 31, 2012.  The table does not include loans that became a TDR in years prior to 2012 because of a Chapter 7 bankruptcy discharge.

	December 31, 2012
(000’s omitted)	#	Amount
Consumer mortgage	23	$1,176
Business lending	9	2,709
Consumer indirect	47	281
Consumer direct	13	95
Home equity	12	126
Total	104	$4,387

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Consumer	Consumer		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Indirect	Direct	Unallocated	Impaired	Total
Balance at December 31, 2010	$2,451	$22,326	$689	$9,922	$3,977	$3,145	$0	$42,510
Charge-offs	(748)	(2,964)	(265)	(4,464)	(1,273)	0	0	(9,714)
Recoveries	30	692	85	3,200	674	0	0	4,681
Provision	2,918	520	621	302	(88)	77	386	4,736
Balance at December 31, 2011	4,651	20,574	1,130	8,960	3,290	3,222	386	42,213
Charge-offs	(1,004)	(5,654)	(423)	(5,407)	(1,694)	0	0	(14,182)
Recoveries	59	1,295	23	3,551	821	0	0	5,749
Provision	3,364	1,798	721	2,502	886	(556)	393	9,108
Balance at December 31, 2012	$7,070	$18,013	$1,451	$9,606	$3,303	$2,666	$779	$42,888

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2012	2011
Land and land improvements	$15,480	$15,069
Bank premises	90,899	86,318
Equipment and construction in progress	73,404	75,074
Premises and equipment, gross	179,783	176,461
Accumulated depreciation	(89,845)	(90,505)
Premises and equipment, net	$89,938	$85,956

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$38,958	($24,466)	$14,492	$64,610	($53,091)	$11,519
Other intangibles	9,432	(6,493)	2,939	9,752	(5,757)	3,995
Total amortizing intangibles	$48,390	($30,959)	$17,431	$74,362	($58,848)	$15,514

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2013	$4,441
2014	3,597
2015	2,804
2016	2,094
2017	1,478
Thereafter	3,017
Total	$17,431

Shown below are the components of the Company’s goodwill at December 31, 2012 and 2011:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2010	Activity	December 31, 2011	Activity	December 31, 2012
Goodwill	$302,516	$47,358	$349,874	$24,653	$374,527
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$297,692	$47,358	$345,050	$24,653	$369,703

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2012	2011
Carrying value before valuation allowance at beginning of period	$2,145	$2,773
Additions	0	239
Amortization	(687)	(867)
Carrying value before valuation allowance at end of period	1,458	2,145
Valuation allowance balance at beginning of period	(397)	(351)
Impairment charges	(279)	(526)
Impairment recoveries	246	480
Valuation allowance balance at end of period	(430)	(397)
Net carrying value at end of period	$1,028	$1,748
Fair value of MSRs at end of period	$1,028	$1,748
Principal balance of loans sold during the year	$3,554	$34,625
Principal balance of loans serviced for others	$367,241	$458,836
Custodial escrow balances maintained in connection with loans serviced for others	$5,011	$5,823

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2012	2011
Weighted-average contractual life (in years)	18.8	19.5
Weighted-average constant prepayment rate (CPR)	34.4%	24.7%
Weighted-average discount rate	3.1%	3.2%

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2012	2011
Noninterest checking	$1,110,994	$894,464
Interest checking	1,151,522	918,716
Savings	940,985	660,981
Money market	1,409,123	1,196,835
Time	1,015,415	1,124,249
Total deposits	$5,628,039	$4,795,245

At December 31, 2012 and 2011, time deposits in denominations of $100,000 and greater totaled $244.9 million and $288.4 million, respectively.  The approximate maturities of these time deposits at December 31, 2012 are as follows:

(000's omitted)	Amount
2013	$155,080
2014	49,378
2015	11,427
2016	13,559
2017	14,401
Thereafter	1,080
Total	$244,925

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2012	2011
Federal Home Loan Bank advances	$728,034	$728,235
Capital lease obligations	27	46
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $454 and $479, respectively	102,073	102,048
Total borrowings	$830,134	$830,329

Borrowings at December 31, 2012 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2012
January 17, 2013	$34	4.00%
April 1, 2013	1	5.55%
January 1, 2014	3	7.42%
February 1, 2015	23	3.25%
June 22, 2015 (Callable)	50,000	3.62%
October 14, 2015 (Callable)	15,000	3.95%
November 10, 2015 (Callable)	75,000	4.24%
January 27, 2016 (Callable)	10,000	3.98%
May 19, 2016 (Callable)	100,000	4.72%
August 8, 2016 (Callable)	60,000	4.28%
October 11, 2016 (Callable)	25,000	4.62%
October 11, 2016 (Callable)	25,000	4.35%
July 31, 2017 (Callable)	100,000	4.03%
July 31, 2017 (Callable)	50,000	4.04%
July 31, 2017 (Callable)	50,000	4.05%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
January 25, 2018 (Callable)	10,000	2.73%
July 31, 2031	24,753	3.89%
December 15, 2036	77,320	1.96%
Total	$830,134	3.81%

The weighted-average interest rate on borrowings for the years ended December 31, 2012 and 2011was 3.46% and 4.25%, respectively.  Instruments noted above as callable are Federal Home Loan Bank advances.  These advances have characteristics that include an initial lockout period, followed by a quarterly call option at the discretion of the Federal Home Loan Bank. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

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

	Issuance	Par	Interest	Maturity	Call
Trust	Date	Amount	Rate	Date	Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.89%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.96%)	12/15/2036	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of $3.2 million and $3.4 million was recognized in the years ended December 31, 2011 and 2010, respectively, due to the interest rate swap agreement and is included in interest on subordinated debt held by unconsolidated subsidiary trust in the Consolidated Statements of Income.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2012	2011	2010
Current:
Federal	$18,875	$17,145	$13,090
State and other	830	375	776
Deferred:
Federal	9,051	10,674	7,633
State and other	2,981	2,191	1,566
Provision for income taxes	$31,737	$30,385	$23,065

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2012	2011
Allowance for loan losses	$16,755	$16,371
Employee benefits	6,748	6,718
Debt extinguishment	1,517	1,821
Other	2,292	2,169
Deferred tax asset	27,312	27,079

Investment securities	58,824	37,386
Intangible assets	16,648	9,448
Loan origination costs	6,069	5,041
Depreciation	5,138	5,779
Mortgage servicing rights	399	678
Pension	5,481	2,860
Prepaid FDIC insurance	0	3,079
Deferred tax liability	92,559	64,271
Net deferred tax liability	($65,247)	($37,192)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(7.1)	(7.1)	(8.3)
State income taxes, net of federal benefit	2.3	1.6	1.8
Other	(1.0)	(0.1)	(1.8)
Effective income tax rate	29.2%	29.4%	26.7%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2012	2011	2010
Unrecognized tax benefits at beginning of year	$133	$98	$708
Changes related to:
Positions taken during the current year	35	35	35
Settlements with taxing authorities	(98)	0	(408)
Lapse of statutes of limitation	0	0	(237)
Unrecognized tax benefits at end of year	$70	$133	$98

As of December 31, 2012, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of the New York State examination and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2008 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2010 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2012, the Bank had approximately $160 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at the beginning of year	$112,857	$81,321	$3,352	$3,594
Service cost	3,392	2,959	0	0
Interest cost	4,393	4,497	114	153
Participant contributions	0	0	502	706
Plan acquisition/amendment	0	17,511	0	0
Deferred actuarial loss (gain)	9,352	11,713	(72)	46
Benefits paid	(6,255)	(5,144)	(845)	(1,147)
Benefit obligation at end of year	123,739	112,857	3,051	3,352
Change in plan assets:
Fair value of plan assets at beginning of year	126,309	96,439	0	0
Actual return of plan assets	10,992	1,479	0	0
Participant contributions	0	0	502	706
Employer contributions	12,615	11,623	343	441
Plan acquisition	0	21,912	0	0
Benefits paid	(6,255)	(5,144)	(845)	(1,147)
Fair value of plan assets at end of year	143,661	126,309	0	0
Over/(Under) funded status at year end	$19,922	$13,452	($3,051)	($3,352)

Amounts recognized in the consolidated balance sheet were:
Other assets	$32,135	$22,929	$0	$0
Other liabilities	(12,213)	(9,477)	(3,051)	(3,352)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$47,988	$44,119	$288	$371
Net prior service credit	(526)	(674)	(2,517)	(3,339)
Pre-tax AOCI	47,462	43,445	(2,229)	(2,968)
Taxes	(18,296)	(16,738)	848	1,135
AOCI at year end	$29,166	$26,707	($1,381)	($1,833)

The benefit obligation for the defined benefit pension plan was $111.5 million and $103.4 million as of December 31, 2012 and 2011, respectively, and the fair value of plan assets as of December 31, 2012 and 2011 was $143.7 million and $126.3 million, respectively.  Effective September 30, 2011, the Wilber National Bank Retirement Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $12.0 million for 2012 and $9.3 million for 2011, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.2 million for 2012 and 2011.  The plan was frozen effective December 31, 2009.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2012	2011	2012	2011
Prior service cost	$90	$92	$503	$650
Net (gain) loss	2,368	9,816	(51)	24
Total	$2,458	$9,908	$452	$674

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service credit	($51)	($179)
Net loss	3,802	16
Total	$3,751	($163)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Discount rate	3.40%	4.10%	3.20%	3.90%
Expected return on plan assets	7.00%	7.50%	N/A	N/A
Rate of compensation increase	3.50%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2012	2011	2010	2012	2011	2010
Service cost	$3,392	$2,959	$2,780	$0	$0	$0
Interest cost	4,393	4,497	3,909	114	153	195
Expected return on plan assets	(9,196)	(8,097)	(6,470)	0	0	0
Amortization of unrecognized net loss	3,687	2,362	2,421	11	8	17
Amortization of prior service cost	(147)	(149)	(189)	(822)	(1,057)	(1,057)
Net periodic benefit cost	$2,129	$1,572	$2,451	($697)	($896)	($845)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.10%	4.40%	5.60%	3.90%	4.50%	5.15%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2013	7,130	339
2014	7,510	259
2015	6,986	241
2016	7,848	211
2017	7,777	203
2018-2022	44,898	881

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2012 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$410	$19,977	$0	$20,387
Equity securities:
U.S. large-cap	40,547	0	0	40,547
U.S mid/small cap	10,311	0	0	10,311
CBSI stock	11,486	0	0	11,486
International	22,428	0	0	22,428
Commodities (b)	2,735	0	0	2,735
	87,507	0	0	87,507

Fixed income securities:
Government securities	3,837	8,269	0	12,106
Investment grade bonds	12,063	0	0	12,063
High yield(c)	11,516	0	0	11,516
	27,416	8,269	0	35,685

Other types of investments:
Alternative investments (d)	0	82	0	82

Total (e)	$115,333	$28,328	$0	$143,661

The fair values of the Company’s defined benefit pension plan assets at December 31, 2011 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$540	$30,849	$0	$31,389
Equity securities:
U.S. large-cap	26,468	0	0	26,468
U.S mid/small cap	6,004	0	0	6,004
CBSI stock	10,512	0	0	10,512
International	10,923	0	0	10,923
Global (a)	2,936	0	0	2,936
Commodities (b)	1,837	0	0	1,837
	58,680	0	0	58,680

Fixed income securities:
Government securities	8,600	8,000	0	16,600
Investment grade bonds	4,965	0	0	4,965
High yield(c)	9,401	496	0	9,897
	22,966	8,496	0	31,462

Other types of investments:
Alternative investments (d)	4,684	94	0	4,778

Total (e)	$86,870	$39,439	$0	$126,309

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
(e) Excludes dividends and interest receivable totaling $223,000 and
$306,000 at December 31, 2012 and 2011, respectively

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a contribution to its defined benefit pension plan of $12 million during the fourth quarter of 2012.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank (“TLNB”) participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2011, the Pentegra DB Plan had total assets of $2.7 billion, actuarial present value of accumulated benefits of $2.9 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2012, 2011 and 2010 were $53,000, $131,000 and $39,000, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2012 was 8.00% for the pre-65 participants and 6.00% for the post-65 participants for medical costs and 6.50% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2021, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $300 and increase the benefit obligation by $7,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $300 and decrease the benefit obligation by $8,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2012, 2011 and 2010 was $2,956,000, $2,752,000, and $2,536,000, respectively.  Effective January 1, 2010 the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2012 and 2011 was $419,000 and $203,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2012 and 2011, the Company has recorded a liability of $4,729,000 and $4,734,000, respectively.  The expense recognized under these plans for the years ended December 31, 2012, 2011, and 2010 was $439,000, $584,000, and $546,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2012 and 2011 there were 146,298 and 140,029 shares credited to the participants’ accounts, for which a liability of $3,117,000 and $2,863,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2012, 2011 and 2010, was $148,000, $125,000, and $107,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 to authorize an additional 900,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2012, the Company has authorization to grant up to 1,374,520 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2010	2,976,892	$20.55
Granted	274,828	27.36
Exercised	(282,930)	17.97
Forfeited	(21,575)	20.58
Outstanding at December 31, 2011	2,947,215	21.43
Granted	356,765	28.78
Exercised	(526,141)	18.91
Forfeited	(17,116)	21.47
Outstanding at December 31, 2012	2,760,723	$22.86
Exercisable at December 31, 2012	1,977,858	$22.27

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2012:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted-average Exercise Price
$0.00 – $18.00	195,506	$17.59	6.09	195,506	$17.59
$18.001 – $23.00	1,073,087	19.73	5.56	748,371	20.12
$23.001 – $28.00	1,138,904	24.87	3.90	969,262	24.44
$28.001 – $29.00	353,226	28.78	9.22	64,719	28.78
TOTAL	2,760,723	$22.86	5.38	1,977,858	$22.27

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2012 is 5.4 years and 4.4 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2012 is $12.9 million and $10.2 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $1.8 million, $1.8 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  A related income tax benefit was recognized of $0.8 million, $0.8 million and $0.9 million for the 2012, 2011 and 2010 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2012, 2011 and 2010 was approximately $1.8 million, $2.0 million and $1.6 million, respectively.

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

	2012	2011	2010
Weighted-average Fair Value of Options Granted	$6.40	$6.69	$5.56
Assumptions:
Weighted-average expected life (in years)	7.40	7.72	7.68
Future dividend yield	3.90%	3.90%	3.00%
Share price volatility	31.79%	32.12%	32.03%
Weighted-average risk-free interest rate	2.34%	3.34%	3.66%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $3.2 million at December 31, 2012, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 3.2 years.  The total fair value of stock options vested during 2012, 2011, and 2010 were $1.7 million, $1.8 million and $3.3 million, respectively.

During the twelve months ended December 31, 2012 and 2011, proceeds from stock option exercises totaled $9.6 million and $5.3 million, respectively, and the related tax benefits from exercise were approximately $1.1 million and $0.5 million, respectively.   During the twelve months ended December 31, 2012 and 2011, 479,353 and 274,330 shares, respectively, were issued in connection with stock option exercise.  The total intrinsic value of options exercised during 2012, 2011 and 2010 were $4.9 million, $2.3 million and $3.1 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2012, and changes during the twelve months ended December 31, 2012 and 2011, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2010	284,586	$18.53
Awards	54,958	27.36
Forfeitures	(9,061)	18.91
Vestings	(60,842)	19.40
Unvested at December 31, 2011	269,641	20.12
Awards	64,705	28.77
Forfeitures	(2,743)	23.19
Vestings	(139,520)	18.76
Unvested at December 31, 2012	192,083	$23.98

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million, 0.6 million and 1.2 million weighted-average anti-dilutive stock options outstanding at December 31, 2012, 2011 and 2010, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2012, 2011 and 2010.

(000's omitted, except per share data)	2012	2011	2010
Net income	$77,068	$73,142	$63,320
Income attributable to unvested stock-based compensation awards	(499)	(553)	(542)
Income available to common shareholders	$76,569	$72,589	$62,778

Weighted-average common shares outstanding - basic	39,192	35,767	32,951

Basic earnings per share	$1.95	$2.03	$1.91

Net income	$77,068	$73,142	$63,320
Income attributable to unvested stock-based compensation awards	(499)	(553)	(542)
Income available to common shareholders	$76,569	$72,589	$62,778

Weighted-average common shares outstanding	39,192	35,767	32,951
Assumed exercise of stock options	479	415	318
Weighted-average common shares outstanding – diluted	39,671	36,182	33,269

Diluted earnings per share	$1.93	$2.01	$1.89

In late January 2012, the Company completed a public common stock offering and raised $57.5 million through the issuance of 2.13 million shares of the Company’s common stock.  The net proceeds of the offering were approximately $54.9 million.  The Company used the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.  In April 2011, the Company issued 3.35 million additional shares of the Company’s common stock in conjunction with the Wilber acquisition.

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2012, 2011 or 2010.  At its December 2012 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2013.

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

The contract amount of commitments and contingencies is as follows at December 31:

(000's omitted)	2012	2011
Commitments to extend credit	$750,178	$572,393
Standby letters of credit	24,168	25,279
Total	$774,346	$597,672

The Company has unused lines of credit of $65.0 million at December 31, 2012.  The Company has unused borrowing capacity of approximately $596.9 million through collateralized transactions with the Federal Home Loan Bank and $10.4 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 27, 2012 through January 9, 2013 was $47.6 million, none of which was required to be on deposit with the Federal Reserve Bank of New York as the entire balance was represented by cash on hand.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2012, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, is between $0 and $1 million. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in a class action proceeding filed July 20, 2012 in the United States District Court for the Middle District of Pennsylvania which sought to establish and represent a class of customers allegedly harmed by the Bank’s overdraft practices.  The complaint alleged that the Bank failed to adequately disclose the processing order of customer transactions from highest dollar value to lowest dollar value which unfairly resulted in increasing the number of overdraft charges.  The plaintiffs sought recovery of any overdraft fees wrongfully paid by plaintiffs, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court.  This case is substantially similar to cases filed against more than 100 other banks across the United States.   On January 14, 2013, the Bank reached an agreement in principle to settle this matter for $2.5 million. This settlement is subject to, among other things, final documentation, notice to the class, and court approval.

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $4.9 million, $4.2 million and $3.9 million in 2012, 2011 and 2010, respectively.  The future minimum rental commitments as of December 31, 2012 for all non-cancelable operating leases are as follows:

2013	$5,266
2014	4,948
2015	3,926
2016	3,659
2017	3,059
Thereafter	7,007
Total	$27,865

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2012, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  Except in connection with the regulatory approval of the Citizens branch acquisition in November 2008 by the OCC, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.  In connection with the Citizens acquisition, the Bank agreed to an approval condition to maintain capital at the “well-capitalized” level.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2012		2011
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$588,220	$530,753	$508,250	$459,680
Ratio	8.40%	7.60%	8.38%	7.60%
Minimum required amount	$280,151	$279,524	$242,559	$241,995

Tier 1 capital to risk-weighted assets
Amount	$588,220	$530,753	$508,250	$502,193
Ratio	15.09%	13.66%	14.31%	12.99%
Minimum required amount	$155,904	$155,392	$142,074	$141,529

Total core capital to risk-weighted assets
Amount	$631,409	$573,942	$550,763	$502,193
Ratio	16.20%	14.77%	15.51%	14.19%
Minimum required amount	$311,808	$310,784	$284,148	$283,058

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2012	2011
Assets:
Cash and cash equivalents	$43,800	$38,853
Investment securities	3,587	3,572
Investment in and advances to subsidiaries	961,718	838,130
Other assets	8,613	8,145
Total assets	$1,017,718	$888,700

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$12,867	$12,069
Borrowings	102,073	102,048
Shareholders' equity	902,778	774,583
Total liabilities and shareholders' equity	$1,017,718	$888,700

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2012	2011	2010
Revenues:
Dividends from subsidiaries	$0	$52,251	$3,500
Interest and dividends on investments	98	87	345
Other income	198	0	2
Total revenues	296	52,338	3,847

Expenses:
Interest on borrowings	2,716	5,815	5,960
Other expenses	155	273	14
Total expenses	2,871	6,088	5,974

(Loss) Income before tax benefit and equity in undistributed net income of subsidiaries	(2,575)	46,250	(2,127)
Income tax benefit	1,274	2,237	2,131
(Loss) Income before equity in undistributed net income of subsidiaries	(1,301)	48,487	4
Equity in undistributed net income of subsidiaries	78,369	24,655	63,316
Net income	$77,068	$73,142	$63,320

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2012	2011	2010
Operating activities:
Net income	$77,068	$73,142	$63,320
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(78,369)	(24,655)	(63,316)
Net change in other assets and other liabilities	(746)	(504)	(2,397)
Net cash provided by (used in) operating activities	(2,047)	47,983	(2,393)
Investing activities:
Purchase of investment securities	(3)	0	(10)
Proceeds from sale of investment securities	30	2	0
Repayments from subsidiaries, net	0	51	1,712
Capital contributions to subsidiaries	(20,081)	(102,462)	0
Net cash (used in) provided by investing activities	(20,054)	(102,409)	1,702
Financing activities:
Issuance of common stock	67,813	91,714	9,957
Cash dividends paid	(40,765)	(34,404)	(30,394)
Net cash provided by (used in) financing activities	27,048	57,310	(20,437)
Change in cash and cash equivalents	4,947	2,884	(21,128)
Cash and cash equivalents at beginning of year	38,853	35,969	57,097
Cash and cash equivalents at end of year	$43,800	$38,853	$35,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,738	$5,959	$5,960
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$10,699	$9,609	$7,976

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

	December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$891,803	$187,454	$0	$1,079,257
Obligations of state and political subdivisions	0	662,892	0	662,892
Government agency mortgage-backed securities	0	269,951	0	269,951
Pooled trust preferred securities	0	0	49,600	49,600
Government agency collateralized mortgage obligations	0	33,935	0	33,935
Corporate debt securities	0	25,357	0	25,357
Marketable equity securities	402	0	0	402
Total available-for-sale investment securities/Total	$892,205	$1,179,589	$49,600	$2,121,394

	December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$311,958	$208,590	$0	$520,548
Obligations of state and political subdivisions	0	573,012	0	573,012
Government agency mortgage-backed securities	0	331,379	0	331,379
Pooled trust preferred securities	0	0	43,846	43,846
Government agency collateralized mortgage obligations	0	46,943	0	46,943
Corporate debt securities	0	22,855	0	22,855
Marketable equity securities	390	0	0	390
Total available-for-sale investment securities	312,348	1,182,779	43,846	1,538,973
Mortgage loans held for sale	0	532	0	532
Total	$312,348	$1,183,311	$43,846	$1,539,505

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques from third party sources as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.  See Note C for further discussion of the fair value of investment securities.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  As of December 31, 2012 the Company did not classify any unpaid mortgage loan principal as held for sale.

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:
	Year Ended December 31,
	2012	2011
(000's omitted)	Pooled trust preferred securities	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$43,846	$41,993	$58	$42,051
Total gains/(losses) included in earnings (1)(2)	220	94	(258)	(164)
Total gains/(losses) included in other comprehensive income(3)	11,890	3,248	0	3,248
Principal reductions	(6,356)	(1,489)	0	(1,489)
Commitments to originate real estate loans held for sale, net	0	0	200	200
Ending balance	$49,600	$43,846	$0	$43,846

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking service fees.
(3) Amounts included in other comprehensive income associated with the pooled trust preferred securities  relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of
        Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2012				December 31, 2011
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,186	$1,186	$0	$0	$4,118	$4,118
Other real estate owned	0	0	4,788	4,788	0	0	2,682	2,682
Mortgage servicing rights	0	0	1,028	1,028	0	0	1,747	1,747
Total	$0	$0	$7,002	$7,002	$0	$0	$8,547	$8,547

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

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are significant, ranging from 11% to 60% at December 31, 2012 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $430,000 at December 31, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2011 or 2012.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2012 are as follows:

(000's omitted)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Input Range (Weighted Average)

Pooled trust preferred securities	$49,600	Consensus pricing	Weighting of offered quotes	65.3% - 85.1% (78.4%)

Impaired loans	1,186	Fair value of collateral	Discount on collateral fair value	25.0% - 50.0% (27.5%)

Other real estate owned	4,788	Fair value of collateral	Discount on collateral fair value	11.0% - 60.2% (19.9%)

Mortgage servicing rights	1,028	Discounted cash flow	Weighted average constant prepayment rate	1.1% - 39.6% (34.4%)
			Weighted average discount rate	2.5% - 3.3% (3.1%)
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,865,576	$3,881,354	$3,471,025	$3,491,729
Financial liabilities:
Deposits	5,628,039	5,635,320	4,795,245	4,810,856
Borrowings	728,061	820,377	728,281	828,018
Subordinated debt held by unconsolidated subsidiary trusts	102,073	97,899	102,048	73,211

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

NOTE S:  SEGMENT INFORMATION

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
2012
Net interest income	$230,251	$173	$0	$230,424
Provision for loan losses	9,108	0	0	9,108
Noninterest income	50,422	50,992	(2,168)	99,246
Amortization of intangible assets	3,548	1,059	0	4,607
Other operating expenses	167,332	41,986	(2,168)	207,150
Income before income taxes	$100,685	$8,120	$0	$108,805
Assets	$7,472,628	$42,506	($18,334)	$7,496,800
Goodwill	$359,207	$10,496	$0	$369,703

2011
Net interest income	$209,302	$111	$0	$209,413
Provision for loan losses	4,736	0	0	4,736
Noninterest income	46,921	44,142	(1,841)	89,222
Amortization of intangible assets	3,393	988	0	4,381
Other operating expenses	152,468	35,364	(1,841)	185,991
Income before income taxes	$95,626	$7,901	$0	$103,527
Assets	$6,461,694	$38,557	($11,976)	$6,488,275
Goodwill	$334,554	$10,496	$0	$345,050

2010
Net interest income	$181,582	$102	$0	$181,684
Provision for loan losses	7,205	0	0	7,205
Noninterest income	49,342	41,066	(1,616)	88,792
Amortization of intangible assets	5,081	876	0	5,957
Other operating expenses	140,267	32,278	(1,616)	170,929
Income before income taxes	$78,371	$8,014	$0	$86,385
Assets	$5,420,990	$33,129	($9,613)	$5,444,506
Goodwill	$287,412	$10,280	$0	$297,692

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The consolidated financial statements of the Company have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that was engaged to express an opinion as to the fairness of presentation of such financial statements.  PricewaterhouseCoopers LLP was also engaged to audit the effectiveness of the Company’s internal control over financial reporting.  The report of PricewaterhouseCoopers LLP follows this report.

Community Bank System, Inc.

By:  /s/ Mark E. Tryniski
Mark E. Tryniski,
President, Chief Executive Officer and Director

By:  /s/ Scott  Kingsley
Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Community Bank System, Inc.

In our opinion, the consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
March 1, 2013

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2012 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$59,969	$58,775	$57,771	$53,909	$230,424
Provision for loan losses	2,666	2,643	2,155	1,644	9,108
Net interest income after provision for loan losses	57,303	56,132	55,616	52,265	221,316
Noninterest income	26,223	25,859	23,696	23,468	99,246
Operating expenses	56,899	56,085	49,370	49,403	211,757
Income before income taxes	26,627	25,906	29,942	26,330	108,805
Income taxes	7,823	7,539	8,871	7,504	31,737
Net income	$18,804	$18,367	$21,071	$18,826	$77,068

Basic earnings per share	$0.47	$0.46	$0.53	$0.49	$1.95
Diluted earnings per share	$0.47	$0.46	$0.53	$0.48	$1.93

2011 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$55,135	$54,568	$54,187	$45,523	$209,413
Provision for loan losses	1,593	1,043	1,050	1,050	$4,736
Net interest income after provision for loan losses	53,542	53,525	53,137	44,473	204,677
Noninterest income	22,399	23,216	22,765	20,842	89,222
Operating expenses	47,837	48,093	51,126	43,316	190,372
Income before income taxes	28,104	28,648	24,776	21,999	103,527
Income taxes	9,116	8,640	6,790	5,839	30,385
Net income	$18,988	$20,008	$17,986	$16,160	$73,142

Basic earnings per share	$0.51	$0.54	$0.49	$0.48	$2.03
Diluted earnings per share	$0.51	$0.54	$0.49	$0.48	$2.01

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, the CEO and CFO have  concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included under the heading “Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K.

Report of the Registered Public Accounting Firm
The report of the Company’s registered public accounting firm is included under the heading “Report of the Independent Registered Public Accounting Firm” at Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2012 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 1, 2013 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
                      December 31, 2012 and 2011

-     Consolidated Statements of Income,
      Years ended December 31, 2012, 2011, and 2010

-     Consolidated Statements of Comprehensive Income,
      Years ended December 31, 2012, 2011, and 2010

-     Consolidated Statements of Changes in Shareholders' Equity,
                      Years ended December 31, 2012, 2011, and 2010

-     Consolidated Statement of Cash Flows,
                      Years ended December 31, 2012, 2011, and 2010

-     Notes to Consolidated Financial Statements,
                      December 31, 2012

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
                      Years ended December 31, 2012 and 2011 (unaudited)

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

2.5  Assignment, Purchase and Assumption Agreement, dated January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on January 20, 2012 (Registration No. 001-13695).

2.6  Purchase and Assumption Agreement, dated January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit No. 2.2 to the Current Report on Form 8-K filed on January 20, 2012 (Registration No. 001-13695).

2.7 Assignment, Purchase and Assumption Agreement, dated January 19, 2012, by and between Community Bank, N.A. and First Niagara Bank, N.A., as amended as restated as of July 19, 2012.   Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed on July 24, 2012 (Registration No. 001-13695).

2.8 Amendment No. 1 to Purchase and Assumption Agreement, dated September 6, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 13, 2012 (Registration No. 001-13695).

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

10.1 Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

10.2 Indenture dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

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

10.5 Employment Agreement, effective January 1, 2012, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on December 30, 2011 (Registration No. 001-13695). (2)

10.6 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).   (2)

10.7  Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.8 Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott A. Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).  (2)

10.9 Employment Agreement, effective January 29, 2010, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on February 3, 2010 (Registration No. 001-13695).  (2)

10.10 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.11 2004 Long-Term Incentive Compensation Program, as to be amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

10.12 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.13 Deferred Compensation Plan for Directors, as amended.  Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.14 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.15 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).  (2)

10.16 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002.  Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.17 Employment Agreement, dated January 3, 2011, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2011 (Registration No. 001-13695). (2)

10.18 Employment Agreement, dated January 3, 2011, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2011 (Registration No. 001-13695). (2)

10.19 Supplemental Retirement Plan Agreement, effective April 9, 2009, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2009 (Registration No. 001-13695). (2)

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

21.1 Subsidiaries of Registrant. (1)

23.1 Consent of PricewaterhouseCoopers LLP. (1)

31.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.  (4)

(1) Filed herewith.
(2) Denotes management contract or compensatory plan or arrangement.
(3) Furnished herewith.
(4) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities
     Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

B.      Not applicable

C.      Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2013.

/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Edward S. Mucenski
Brian R. Ace, Director	Edward S. Mucenski, Director

/s/ Mark J. Bolus	/s/ John Parente
Mark J. Bolus, Director	John Parente, Director

/s/ Nicholas A. DiCerbo	/s/ Sally A. Steele
Nicholas A. DiCerbo, Director and Chairman of the Board of Directors	Sally A. Steele, Director

/s/ Neil E. Fesette	/s/ John F. Whipple, Jr.
Neil E. Fesette, Director	John F. Whipple Jr., Director

/s/ James A. Gabriel	/s/ Alfred S. Whittet
James A. Gabriel, Director	Alfred S. Whittet, Director

/s/ James W. Gibson, Jr.	/s/ James A. Wilson
James W. Gibson, Jr., Director	James A. Wilson, Director

/s/ Brian R. Wright
Brian R. Wright, Director