Form 10-Q
period 2013-03-31
COMMUNITY BANK SYSTEM INC
filed 2013-05-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,003,413 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2013.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2013 and December 31, 2012	3

	Consolidated Statements of Income
	Three months ended March 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three months ended March 31, 2013 and 2012	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2013	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2013 and 2012	7

	Notes to the Consolidated Financial Statements
	March 31, 2013	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$330,298	$228,558

Available-for-sale investment securities (cost of $1,708,841 and $1,989,938, respectively)	1,773,634	2,121,394
Held-to-maturity investment securities (fair value of $693,349 and $703,957, respectively)	631,984	637,894
Other securities, at cost	42,502	59,239

Loans	3,861,601	3,865,576
Allowance for loan losses	(42,913)	(42,888)
Net loans	3,818,688	3,822,688

Goodwill, net	369,703	369,703
Core deposit intangibles, net	13,554	14,492
Other intangibles, net	2,697	2,939
Intangible assets, net	385,954	387,134

Premises and equipment, net	89,360	89,938
Accrued interest and fee receivable	26,993	32,305
Other assets	121,660	117,650

Total assets	$7,221,073	$7,496,800

Liabilities:
Noninterest-bearing deposits	$1,115,417	$1,110,994
Interest-bearing deposits	4,659,407	4,517,045
Total deposits	5,774,824	5,628,039

Borrowings	361,422	728,061
Subordinated debt held by unconsolidated subsidiary trusts	102,079	102,073
Accrued interest and other liabilities	105,454	135,849
Total liabilities	6,343,779	6,594,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 40,771,423 and
40,421,493 shares issued, respectively	40,771	40,421
Additional paid-in capital	383,902	378,413
Retained earnings	456,524	447,018
Accumulated other comprehensive income	13,212	54,334
Treasury stock, at cost (782,173 and 795,560 shares, respectively)	(17,115)	(17,408)
Total shareholders' equity	877,294	902,778

Total liabilities and shareholders' equity	$7,221,073	$7,496,800

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Interest and fees on loans	$47,118	$47,638
Interest and dividends on taxable investments	15,216	14,275
Interest and dividends on nontaxable investments	5,591	5,598
Total interest income	67,925	67,511

Interest expense:
Interest on deposits	3,142	5,509
Interest on borrowings	5,730	7,400
Interest on subordinated debt held by unconsolidated subsidiary trusts	628	693
Total interest expense	9,500	13,602

Net interest income	58,425	53,909
Less: Provision for loan losses	1,393	1,644
Net interest income after provision for loan losses	57,032	52,265

Noninterest income:
Deposit service fees	11,595	10,369
Other banking services	1,038	994
Benefit trust, administration, consulting and actuarial fees	9,770	8,973
Wealth management services	3,698	3,132
Gain on sales of investment securities	47,791	0
Loss on debt extinguishments	(47,783)	0
Total noninterest income	26,109	23,468

Noninterest expenses:
Salaries and employee benefits	30,483	27,425
Occupancy and equipment	7,065	6,463
Data processing and communications	6,277	5,583
Amortization of intangible assets	1,179	1,086
Legal and professional fees	2,399	2,208
Office supplies and postage	1,495	1,468
Business development and marketing	1,479	1,172
FDIC insurance premiums	1,055	906
Acquisition expenses	0	260
Other	3,120	2,832
Total noninterest expenses	54,552	49,403

Income before income taxes	28,589	26,330
Income taxes	8,348	7,504
Net income	$20,241	$18,826

Basic earnings per share	$0.51	$0.49
Diluted earnings per share	$0.50	$0.48
Cash dividends declared per share	$0.27	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2013	2012

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, net of taxes of $392 and $359 in 2013 and 2012, respectively	$618	$566
Amortization of prior service cost included in net periodic pension cost, net of taxes of $12 and $94 in 2013 and 2012, respectively	(18)	(148)
Other comprehensive income related to pension and other post retirement obligations, net of taxes	600	418

Unrealized gains on securities:
Net unrealized holding losses arising during period, net of taxes of $7,098 and $2,424 in 2013 and 2012, respectively	(11,774)	(4,586)
Reclassification adjustment for gains included in net income, net of taxes of $17,844 and $0 in 2013 and 2012, respectively	(29,948)	0
Other comprehensive loss related to unrealized gain on available-for-sale securities, net of taxes	(41,722)	(4,586)

Other comprehensive loss, net of tax	(41,122)	(4,168)
Net income	20,241	18,826
Comprehensive (loss) income	($20,881)	$14,658

	As of
	March 31,	December 31,
	2013	2012
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($44,252)	($45,232)
Tax effect	17,067	17,447
Net unrealized loss for pension and other postretirement obligations	(27,185)	(27,785)

Unrealized gain on available-for-sale securities	64,793	131,456
Tax effect	(24,396)	(49,337)
Net unrealized gain on available-for-sale securities	40,397	82,119

Accumulated other comprehensive income	$13,212	$54,334

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2013
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2012	39,625,933	$40,421	$378,413	$447,018	$54,334	($17,408)	$902,778

Net income				20,241			20,241

Other comprehensive loss, net of tax					(41,122)		(41,122)

Cash dividends declared: Common, $0.27 per share				(10,735)			(10,735)

Common stock issued under employee stock plan, including tax benefits of $518	363,317	350	4,269			293	4,912

Stock-based compensation			1,220				1,220

Balance at March 31, 2013	39,989,250	$40,771	$383,902	$456,524	$13,212	($17,115)	$877,294

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$20,241	$18,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,007	2,809
Amortization of intangible assets	1,179	1,086
Net accretion of premiums and discounts on securities, loans and borrowings	(1,477)	(998)
Stock-based compensation	1,220	1,223
Provision for loan losses	1,393	1,644
Amortization of mortgage servicing rights	142	188
Income from bank-owned life insurance policies	(283)	(271)
Gain on sales of investment securities	(47,791)	0
Loss on debt extinguishments	47,783	0
Net loss/(gain) from sale of loans and other assets	71	(171)
Net change in loans held for sale	2	562
Change in other assets and liabilities	(3,964)	3,997
Net cash provided by operating activities	21,523	28,895
Investing activities:
Proceeds from sales of available-for-sale investment securities	398,654	0
Proceeds from maturities of available-for-sale investment securities	52,802	36,742
Proceeds from maturities of held-to-maturity investment securities	8,315	4,555
Proceeds from sale of other investment securities	16,737	0
Purchases of available-for-sale investment securities	(121,665)	(549,254)
Purchases of held-to-maturity investment securities	(1,825)	(103,633)
Purchases of other securities	-	(8,190)
Net decrease in loans	2,607	8,238
Purchases of premises and equipment	(2,502)	(560)
Net cash provided by (used in) investing activities	353,123	(612,102)
Financing activities:
Net increase in deposits	146,785	156,762
Net change in borrowings, net of payments of $414,422 and $54	(414,422)	182,146
Issuance of common stock	4,912	60,425
Cash dividends paid	(10,699)	(9,609)
Tax benefits from share-based payment arrangements	518	660
Net cash (used in) provided by financing activities	(272,906)	390,384
Change in cash and cash equivalents	101,740	(192,823)
Cash and cash equivalents at beginning of period	228,558	324,878
Cash and cash equivalents at end of period	$330,298	$132,055
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,719	$13,824
Cash paid for income taxes	4,168	3,091
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,735	10,216
Transfers from loans to other real estate	2,396	739

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2013 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On September 7, 2012, Community Bank, N.A. (the “Bank”) completed its acquisition of three branches in Western New York from First Niagara Bank, N.A. (“First Niagara”), acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consisted primarily of core deposits (checking, savings and money market accounts) and the purchased loans consisted of in-market performing loans, primarily residential real estate loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On July 20, 2012,  the Bank completed its acquisition of 16 retail branches in Central, Northern and Western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consisted primarily of core deposits (checking, savings and money markets accounts) and the purchased loans consisted of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed during 2012.

(000s omitted)
Consideration received:
Cash/Total net consideration received	($595,462)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5,510
Loans	160,116
Premises and equipment	4,941
Accrued interest receivable	588
Other assets and liabilities, net	171
Core deposit intangibles	6,521
Deposits	(797,962)
Total identifiable liabilities, net	(620,115)
Goodwill	$24,653

The following is a summary of the loans acquired from HSBC and First Niagara at the date of acquisition:

(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$0	$201,745	$201,745
Contractual cash flows not expected to be collected	0	(3,555)	(3,555)
Expected cash flows at acquisition	0	198,190	198,190
Interest component of expected cash flows	0	(38,074)	(38,074)
Fair value of acquired loans	$0	$160,116	$160,116

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

The core deposit intangible related to the HSBC acquisition is being amortized using an accelerated method over the estimated useful life of eight years.  The goodwill associated with the First Niagara and HSBC acquisitions, which is not amortized for book purposes, was assigned to the Banking segment.  The goodwill arising from the HSBC branch and First Niagara branch acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.3 million in the three months ended March 31, 2012, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the HSBC and First Niagara acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 55 through 60 of the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans, if any, to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2013.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013				December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$549,301	$55,429	$0	$604,730	$548,634	$59,081	$0	$607,715
Obligations of state and political subdivisions	62,372	4,955	0	67,327	65,742	5,850	0	71,592
Government agency mortgage-backed securities	17,379	920	0	18,299	20,578	1,079	0	21,657
Corporate debt securities	2,919	61	0	2,980	2,924	53	0	2,977
Other securities	13	0	0	13	16	0	0	16
Total held-to-maturity portfolio	$631,984	$61,365	$0	$693,349	$637,894	$66,063	$0	$703,957

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$737,785	$32,035	$74	$769,746	$988,217	$91,040	$0	$1,079,257
Obligations of state and political subdivisions	618,853	28,775	935	646,693	629,883	33,070	61	662,892
Government agency mortgage-backed securities	240,909	12,833	397	253,345	253,013	16,989	51	269,951
Pooled trust preferred securities	57,973	0	10,487	47,486	61,979	0	12,379	49,600
Government agency collateralized mortgage obligations	28,861	1,775	0	30,636	32,359	1,579	3	33,935
Corporate debt securities	24,109	1,217	38	25,288	24,136	1,265	44	25,357
Marketable equity securities	351	119	30	440	351	94	43	402
Total available-for-sale portfolio	$1,708,841	$76,754	$11,961	$1,773,634	$1,989,938	$144,037	$12,581	$2,121,394

Other Securities:
Federal Home Loan Bank common stock	$21,612			$21,612	$38,111			$38,111
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,840			4,840	5,078			5,078
Total other securities	$42,502			$42,502	$59,239			$59,239

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of March 31, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	3	$79,672	$74	0	$0	$0	3	$79,672	$74
Obligations of state and political subdivisions	87	53,061	919	2	929	16	89	53,990	935
Government agency mortgage-backed securities	14	30,772	397	0	0	0	14	30,772	397
Pooled trust preferred securities	0	0	0	3	47,486	10,487	3	47,486	10,487
Corporate debt securities	1	2,896	38	0	0	0	1	2,896	38
Government agency collateralized mortgage obligations	0	0	0	1	9	0	1	9	0
Marketable equity securities	0	0	0	1	171	30	1	171	30
Total available-for-sale/investment portfolio	105	$166,401	$1,428	7	$48,595	$10,533	112	$214,996	$11,961

As of December 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$11,503	$61	0	0	0	19	$11,503	$61
Pooled trust preferred securities	0	0	0	3	49,600	12,379	3	49,600	12,379
Government agency mortgage-backed securities	8	14,354	51	0	0	0	8	14,354	51
Corporate debt securities	1	2,905	44	0	0	0	1	2,905	44
Government agency collateralized mortgage obligations	4	426	2	2	1,041	1	6	1,467	3
Marketable equity securities	0	0	0	1	158	43	1	158	43
Total available-for-sale/investment portfolio	32	$29,188	$158	6	$50,799	$12,423	38	$79,987	$12,581

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $59.2 million and unrealized losses of $10.5 million at March 31, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of March 31, 2013, an additional 41% - 45% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed as of March 31, 2013 and management concluded that it does not believe any individual unrealized loss represents an other-than-temporary impairment.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of March 31, 2013 represents OTTI.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The majority of the obligations of state and political subdivisions carry a credit rating of A or better, as well as a secondary level of credit enhancement.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$18,343	$18,495	$40,228	$40,612
Due after one through five years	269,592	296,031	154,607	161,312
Due after five years through ten years	275,681	303,861	787,866	828,678
Due after ten years	50,989	56,663	456,019	458,611
Subtotal	614,605	675,050	1,438,720	1,489,213
Government agency collateralized mortgage obligations	0	0	28,861	30,636
Government agency mortgage-backed securities	17,379	18,299	240,909	253,345
Total	$631,984	$693,349	$1,708,490	$1,773,194

During the three months ended March 31, 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retirement of a portion of the company’s existing FHLB borrowings.  During the three month period ending March 31, 2013 the Company sold $398.7 million of U.S. Treasury and agency securities, realizing $47.8 million of gains.  The proceeds from those sales were utilized to retire $366.6 million of FHLB borrowings with $47.8 million of associated early extinguishments costs.

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

•	Consumer indirect - consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct - all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products - are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of 15 years or less.

The balance of these classes are summarized as follows:

	March 31,	December 31,
(000's omitted)	2013	2012
Consumer mortgage	$1,480,192	$1,448,415
Business lending	1,222,835	1,233,944
Consumer indirect	639,560	647,518
Consumer direct	165,649	171,474
Home equity	353,365	364,225
Gross loans, including deferred origination costs	3,861,601	3,865,576
Allowance for loan losses	(42,913)	(42,888)
Loans, net of allowance for loan losses	$3,818,688	$3,822,688

The outstanding balance related to credit impaired acquired loans was $21.9 million and $22.4 million at March 31, 2013 and December 31, 2012, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)
Balance at December 31, 2012	$1,770
Accretion recognized, year-to-date	(264)
Net reclassification from accretable to nonaccretable	35
Balance at March 31, 2013	$1,541

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2013:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$12,106	$1,591	$8,814	$22,511	$1,360,191	$1,382,702
Business lending	6,659	71	9,238	15,968	988,604	1,004,572
Consumer indirect	7,133	191	0	7,324	624,116	631,440
Consumer direct	1,311	48	6	1,365	151,552	152,917
Home equity	1,899	263	1,698	3,860	267,037	270,897
Total	$29,108	$2,164	$19,756	$51,028	$3,391,500	$3,442,528

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,051	$75	$2,517	$3,643	$0	$93,847	$97,490
Business lending	1,282	52	2,134	3,468	13,435	201,360	218,263
Consumer indirect	310	24	0	334	0	7,786	8,120
Consumer direct	326	11	0	337	0	12,395	12,732
Home equity	307	234	399	940	0	81,528	82,468
Total	$3,276	$396	$5,050	$8,722	$13,435	$396,916	$419,073
(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2012:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$16,334	$1,553	$8,866	$26,753	$1,318,534	$1,345,287
Business lending	6,012	167	12,010	18,189	984,665	1,002,854
Consumer indirect	9,743	73	0	9,816	627,541	637,357
Consumer direct	1,725	71	8	1,804	154,462	156,266
Home equity	4,124	491	1,044	5,659	270,798	276,457
Total	$37,938	$2,355	$21,928	$62,221	$3,356,000	$3,418,221

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,726	$265	$2,420	$4,411	$0	$98,717	$103,128
Business lending	3,665	80	1,681	5,426	13,761	211,903	231,090
Consumer indirect	434	0	0	434	0	9,727	10,161
Consumer direct	470	0	0	470	0	14,738	15,208
Home equity	959	48	331	1,338	0	86,430	87,768
Total	$7,254	$393	$4,432	$12,079	$13,761	$421,515	$447,355
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2013			December 31, 2012
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$818,639	$136,009	$954,648	$818,469	$144,869	$963,338
Special mention	101,301	30,909	132,210	92,739	32,328	125,067
Classified	83,345	37,910	121,255	90,035	40,132	130,167
Doubtful	1,287	0	1,287	1,611	0	1,611
Acquired impaired	0	13,435	13,435	0	13,761	13,761
Total	$1,004,572	$218,263	$1,222,835	$1,002,854	$231,090	$1,233,944

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

The following table details the balances in all other loan categories at March 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,372,297	$631,249	$152,863	$268,936	$2,425,345
Nonperforming	10,405	191	54	1,961	12,611
Total	$1,382,702	$631,440	$152,917	$270,897	$2,437,956

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$94,898	$8,096	$12,721	$81,835	$197,550
Nonperforming	2,592	24	11	633	3,260
Total	$97,490	$8,120	$12,732	$82,468	$200,810

The following table details the balances in all other loan categories at December 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,334,868	$637,284	$156,187	$274,922	$2,403,261
Nonperforming	10,419	73	79	1,535	12,106
Total	$1,345,287	$637,357	$156,266	$276,457	$2,415,367

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$100,443	$10,161	$15,208	$87,389	$213,201
Nonperforming	2,685	0	0	379	3,064
Total	$103,128	$10,161	$15,208	$87,768	$216,265

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
(000’s omitted)	2013	2012
Loans with allowance allocation	$1,586	$1,611
Loans without allowance allocation	4,443	7,798
Carrying balance	6,029	9,409
Contractual balance	7,249	12,804
Specifically allocated allowance	400	800

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

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments that can be caught up with payments made over the remaining term of the loan or at maturity.   During 2012, clarified guidance was issued by the OCC addressing the accounting for certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this clarified guidance, loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2012 and 2013 was immaterial.  In reporting periods prior to December 31, 2012, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower.  The impact on prior periods was determined to be immaterial and therefore, prior period disclosure has not been made.

Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  Included in the impaired loan balances above was one TDR totaling $1.6 million with a specific reserve of $0.4 million.  TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review if necessary.

Information regarding troubled debt restructurings as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013						December 31, 2012
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	11	$760	51	$2,380	62	$3,140	3	$160	45	$2,074	48	$2,234
Business lending	8	2,026	1	50	9	2,076	10	3,046	0	0	10	3,046
Consumer indirect	2	10	97	659	99	669	0	0	106	718	106	718
Consumer direct	0	0	26	134	26	134	0	0	19	116	19	116
Home equity	7	87	21	309	28	396	5	70	19	266	24	336
Total	28	$2,883	196	$3,532	224	$6,415	18	$3,276	189	$3,174	207	$6,450

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2013:

(000’s omitted)	Number of loans modified	Outstanding Balance
Consumer mortgage	13	$1,002
Business lending	3	72
Consumer indirect	11	107
Consumer direct	9	31
Home equity	5	97
Total	41	$1,309

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(371)	(784)	(891)	(545)	(185)	0	0	(2,776)
Recoveries	6	142	958	298	4	0	0	1,408
Provision	587	186	(225)	28	413	261	143	1,393
Ending balance	$7,292	$17,557	$9,448	$3,084	$1,683	$2,927	$922	$42,913

	Three Months Ended March 31, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(269)	(1,565)	(1,039)	(457)	(116)	0	0	(3,446)
Recoveries	13	155	1,042	172	16	0	0	1,398
Provision	490	2,249	(1,025)	61	251	(452)	70	1,644
Ending balance	$4,885	$21,413	$7,938	$3,066	$1,281	$2,770	$456	$41,809

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$38,185	($24,631)	$13,554	$38,958	($24,466)	$14,492
Other intangibles	9,432	(6,735)	2,697	9,432	(6,493)	2,939
Total amortizing intangibles	$47,617	($31,366)	$16,251	$48,390	($30,959)	$17,431

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr - Dec 2013	$3,261
2014	3,597
2015	2,804
2016	2,094
2017	1,478
Thereafter	3,017
Total	$16,251

Shown below are the components of the Company’s goodwill at March 31, 2013:

(000’s omitted)	December 31, 2012	Activity	March 31, 2013
Goodwill	$374,527	$0	$374,527
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$369,703	$0	$369,703

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.88%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.93%)	12/15/2036	Par

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

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2013	2012	2013	2012
Service cost	$985	$848	$0	$0
Interest cost	1,029	1,098	22	29
Expected return on plan assets	(2,451)	(2,299)	0	0
Amortization of unrecognized net loss	1,007	922	3	3
Amortization of prior service cost	14	(37)	(45)	(206)
Net periodic benefit cost	$584	$532	($20)	($174)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2013, compared to approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months March 31, 2012 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2013	2012
Net income	$20,241	$18,826
Income attributable to unvested stock-based compensation awards	(79)	(104)
Income available to common shareholders	20,162	18,722

Weighted-average common shares outstanding – basic	39,703	38,573
Basic earnings per share	$0.51	$0.49

Net income	$20,241	$18,826
Income attributable to unvested stock-based compensation awards	(79)	(104)
Income available to common shareholders	20,162	18,722

Weighted-average common shares outstanding – basic	39,703	38,573
Assumed exercise of stock options	463	535
Weighted-average common shares outstanding – diluted	40,166	39,108
Diluted earnings per share	$0.50	$0.48

Stock Repurchase Program
At its December 2012 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2013.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no open market treasury stock purchases in 2012 or the first three months of 2013.  There were approximately 22,000 common shares repurchased during the three months ended March 31, 2013 that were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2013	December 31, 2012
Commitments to extend credit	$773,240	$750,178
Standby letters of credit	24,343	24,168
Total	$797,583	$774,346

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of March 31, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, is between $0 and $1 million.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	March 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$677,768	$91,978	$0	$769,746
Obligations of state and political subdivisions	0	646,693	0	646,693
Government agency mortgage-backed securities	0	253,345	0	253,345
Pooled trust preferred securities	0	0	47,486	47,486
Government agency collateralized mortgage obligations	0	30,636	0	30,636
Corporate debt securities	0	25,288	0	25,288
Marketable equity securities	440	0	0	440
Total available-for-sale investment securities/Total	$678,208	$1,047,940	$47,486	$1,773,634

	December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$891,803	$187,454	$0	$1,079,257
Obligations of state and political subdivisions	0	662,892	0	662,892
Government agency mortgage-backed securities	0	269,951	0	269,951
Pooled trust preferred securities	0	0	49,600	49,600
Government agency collateralized mortgage obligations	0	33,935	0	33,935
Corporate debt securities	0	25,357	0	25,357
Marketable equity securities	402	0	0	402
Total available-for-sale investment securities/Total	$892,205	$1,179,589	$49,600	$2,121,394

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The Company did not hold any mortgage loans held for sale at March 31, 2013.   Unrealized gains and losses on mortgage loans held for sale, when they occur, are recognized in other banking services income in the consolidated statement of income.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2013	2012
(000's omitted)	Pooled Trust Preferred Securities	Pooled Trust Preferred Securities
Beginning balance	$49,600	$43,846
Total gains (losses) included in earnings (1)	103	47
Total gains included in other comprehensive income(2)	1,892	4,567
Principal reductions	(4,109)	(1,075)
Ending balance	$47,486	$47,385

(1)	Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2)	Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	March 31, 2013				December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,186	$1,186	$0	$0	$1,186	$1,186
Other real estate owned	0	0	6,838	6,838	0	0	4,788	4,788
Mortgage servicing rights	0	0	899	899	0	0	1,028	1,028
Total	$0	$0	$8,923	$8,923	$0	$0	$7,002	$7,002

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 11% to 65% at March 31, 2013 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.4 million at March 31, 2013 and December 31, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2012 or the three months ended March 31, 2013.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of March 31, 2013 are as follows:

(000's omitted)	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$47,486	Consensus pricing	Weighting of offered quotes	75.5% - 84.4% (80.2%)

Impaired loans	1,186	Fair Value of Collateral	Estimated cost of disposal/market adjustment	20.0% -50.0% (23.0%)

Other real estate owned	6,838	Fair Value of Collateral	Estimated cost of disposal/market adjustment	11.0% - 65.0% (25.0%)

Mortgage servicing rights	899	Discounted cash flow	Weighted average constant prepayment rate	20.1% - 41.3% (37.6%)
			Discount rate	2.62% - 3.46% (3.25%)
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2012 are as follows:

(000's omitted)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$49,600	Consensus pricing	Weighting of offered quotes	65.3% - 85.1% (78.4%)

Impaired loans	1,186	Fair value of collateral	Estimated cost of disposal/market adjustment	25.0% - 50.0% (27.5%)

Other real estate owned	4,788	Fair value of collateral	Estimated cost of disposal/market adjustment	11.0% - 60.2% (19.9%)

Mortgage servicing rights	1,028	Discounted cash flow	Weighted average constant prepayment rate	1.1% - 39.6% (34.4%)
			Discount rate	2.5% - 3.3% (3.1%)
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,861,601	$3,862,036	$3,865,576	$3,881,354
Financial liabilities:
Deposits	5,774,824	5,783,231	5,628,039	5,635,320
Borrowings	361,422	404,561	728,061	820,377
Subordinated debt held by unconsolidated subsidiary trusts	102,079	103,238	102,073	97,899

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

Other operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments include administration, consulting and actuarial services to sponsors of employee benefit plans, investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

				Consolidated
(000's omitted)	Banking	Other	Eliminations	Total
Three Months Ended March 31, 2013
Net interest income	$58,374	$51	$0	$58,425
Provision for loan losses	1,393	0	0	1,393
Noninterest income	12,641	14,075	(607)	26,109
Amortization of intangible assets	937	242	0	1,179
Other operating expenses	43,231	10,749	(607)	53,373
Income before income taxes	$25,454	$3,135	$0	$28,589
Assets	$7,196,214	$45,135	($20,276)	$7,221,073
Goodwill	$359,207	$10,496	$0	$369,703
Three Months Ended March 31, 2012
Net interest income	$53,869	$40	$0	$53,909
Provision for loan losses	1,644	0	0	1,644
Noninterest income	11,363	12,679	(574)	23,468
Amortization of intangible assets	804	282	0	1,086
Other operating expenses	38,517	10,374	(574)	48,317
Income before income taxes	$24,267	$2,063	$0	$26,330
Assets	$6,887,276	$39,412	($14,230)	$6,912,458
Goodwill	$334,554	$10,496	$0	$345,050

NOTE M:  SUBSEQUENT EVENT

In April 2013 the Company sold an additional $250.1 million of investment securities, realizing approximately $16.1 million of gains, and utilized a portion of the proceeds to retire an additional $135.0 million of FHLB borrowings with $15.7 million of early extinguishment costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2013 and 2012, although in some circumstances the fourth quarter of 2012 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 24.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2013, “first quarter” refers to the quarter ended March 31, 2013, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 39.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 55-60 of the most recent Form 10-K (fiscal year ended December 31, 2012) filed with the Securities and Exchange Commission on March 1, 2013.

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

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

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

On July 20, 2012,  Community Bank, N.A. (the” Bank”), the wholly-owned banking subsidiary of the Company, completed its acquisition of 16 retail branches in central, northern and western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consisted primarily of core deposits (checking, savings and money market accounts) and the purchased loans consisted of in-market performing loans primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. (“First Niagara”) (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.

On September 7, 2012, the Bank completed its acquisition of three branches in central New York from First Niagara, acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consisted primarily of core deposits (checking, savings and money market accounts) and the purchased loans consisted of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.

In support of the HSBC and First Niagara branch acquisitions, the Company completed a public common stock offering in late January 2012 and raised $57.5 million through the issuance of 2.13 million shares.  The net proceeds of the offering were approximately $54.9 million.

First quarter net income of $20.2 million increased $1.4 million or 7.5% as compared to the first quarter of 2012, while earnings per share for the quarter of $0.50 were $0.02 or 4.2% higher than the first quarter of the prior year.  The higher net income was due in large part to higher net interest income that resulted from earning asset growth, generated organically and from the HSBC and First Niagara branch acquisitions, partially offset by a lower net interest margin.  Also contributing to higher net income was a lower provision for loan losses and growth of noninterest income due to incremental deposit service fees, including those from the HSBC and First Niagara acquisitions, higher debit card-related revenue, higher employee benefits administration and consulting revenues, and solid revenue growth from the wealth management businesses, which benefitted from favorable market conditions.  These were partially offset by higher operating expenses due in large part to the additional operating costs from the HSBC and First Niagara acquisitions, and a higher effective income tax rate.  Additionally, earnings per share were impacted by the 2.13 million shares issued in January 2012 in support of the HSBC and First Niagara branch acquisitions.

Asset quality in the first quarter of 2013 remained stable and favorable in comparison to averages for peer financial organizations.  First quarter loan net charge-off ratios were lower than those experienced in the last five quarters.  Nonperforming loan ratios were also lower than experienced in the previous five quarters.  The current quarter provision for loan losses was lower than the first quarter of 2012 as a result of favorable asset quality metrics.  Delinquency ratios for the first quarter of 2013 were lower than the four quarters of 2012 and the second half of 2011.  The Company generated year-over-year growth in average interest-earning assets for the quarter, reflective of organic loan growth and the HSBC and FNG branch acquisitions.  Average deposits in the first quarter of 2013 were higher than the first quarter of 2012 and the fourth quarter of 2012, driven by the HSBC and First Niagara acquisitions as well as organic deposit growth.  During the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $20.2 million increased 7.5% versus the first quarter of 2012.  Earnings per share for the first quarter of $0.50 were $0.02 higher than the EPS generated in the first quarter of 2012.  Earnings per share for the first quarter of 2012 were impacted by the 2.13 million shares issued in the public common stock offering in January 2012 in support of the pending branch acquisitions.

As reflected in Table 1, first quarter net interest income of $58.4 million was up $4.5 million or 8.4% from the comparable prior year period resulting from an increase in interest-earning assets, primarily due to the HSBC and First Niagara branch acquisitions in the third quarter of 2012 and organic loan growth, partially offset by a lower net interest margin in the first quarter of 2013.  The current quarter’s provision for loan losses decreased $0.3 million as compared to the first quarter of 2012 reflective of the lower net charge-offs and the continuation of generally stable and favorable asset quality metrics.  First quarter noninterest income was $26.1 million, up $2.6 million or 11.2% from the first quarter of 2012 primarily due to the HSBC and First Niagara branch acquisitions and organic growth across the franchise.  Contributing to the increase was a $1.4 million increase in revenue generated from the Company’s benefit trust administration and wealth management groups, principally from new customer additions and favorable market conditions.  During the first quarter of 2013 the Company sold $398.7 million of investment securities, realizing $47.8 million of gains and utilized the proceeds to retire FHLB borrowings of $366.6 million with $47.8 million of early extinguishment costs.

Operating expenses of $54.6 million for the first quarter increased $5.1 million or 10.4% from the comparable prior year period, reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012, as well as higher marketing and business development cost focusing on the Company’s newer and expanded markets.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2013	2012
Net interest income	$58,425	$53,909
Provision for loan losses	1,393	1,644
Noninterest income	26,101	23,468
Gain on sales of investment securities	47,791	0
Loss on debt extinguishments	(47,783)	0
Noninterest expenses	54,552	49,403
Income before taxes	28,589	26,330
Income taxes	8,348	7,504
Net income	$20,241	$18,826

Diluted weighted average common shares outstanding	40,321	39,323
Diluted earnings per share	$0.50	$0.48

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2013 was $62.4 million, a $4.5 million or 7.8% increase from the same period last year.  The increase was a result of a $680.1 million increase in first quarter interest-earning assets versus the prior year having a greater impact than the $443.8 million increase in average interest-bearing liabilities and a ten-basis point decrease in the net interest margin.  As reflected in Table 3, the first quarter volume increase from interest-bearing assets combined with the rate decrease on interest-bearing liabilities had a $13.1 million favorable impact on net interest income, while the rate decrease on interest bearing assets and the volume increase on interest bearing liabilities had an $8.6 million unfavorable impact on net interest income.

Average investments, including cash equivalents, for the first quarter were $273.6 million higher than the comparable period of 2012, reflective of the purchase of approximately $600 million of U.S. Treasury securities late in the first quarter of 2012.  The Company actively redeployed maturing loan and investment cash flows, excess funding supplied by deposit growth and the utilization of short-term borrowings, and began its planned investment of a portion of the excess liquidity expected from the pending branch acquisition.
As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the company’s existing FHLB borrowings.  The Company sold $398.7 million of U.S. Treasury and agency securities, realizing $47.8 million of gains in the first quarter of 2013.  The proceeds were utilized to retire $366.6 million of FHLB borrowings with $47.8 million of associated early extinguishments costs.  These actions allowed for incremental regulatory capital accretion and a reduction in the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.

First quarter average loan balances increased $406.5 million as compared to the same period of 2012, due to the approximately $134 million of acquired HSBC and First Niagara loans, and approximately $267 million of organic growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $617.1 million or 16% for the quarter as compared to the first quarter of 2012, a result of the HSBC and First Niagara branch acquisitions and organic growth.  Quarterly average borrowings decreased $173.3 million or 20% reflective of the initiative in the first quarter of 2012 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisitions which were completed in the third quarter of 2012, as well as the restructuring program in the first quarter of 2013 which retired $366.6 million of FHLB borrowings.

The net interest margin of 3.86% for the first quarter decreased ten basis points as compared to the first quarter of 2012.  The total earning asset yield declined by 45 basis points, reflective of lower yields on loans and investment securities versus last year’s first quarter.   This was partially offset by the reduction of deposit rates in the current low-rate environment resulting in a 35-basis point reduction in the total cost of funds in comparison to the first quarter of 2012.  The first quarter net interest margin was positively impacted by the balance sheet restructuring previously discussed.

The decrease in the earning-asset yield was attributable to a 23-basis point decrease in investment yield, including cash equivalents, for the quarter as compared to the prior year period and the maturity of higher rate investments being replaced with lower rate investments and cash equivalents.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 60-basis point decline in the loan yield as compared to the like period of 2012, as a result of lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior periods and certain existing adjustable and fixed-rate loans repricing downward.

The first quarter cost of funds decreased versus the prior year quarter due to a 28-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from low and noninterest bearing deposits and a three-basis point decrease in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2012 and the first three months of 2013 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 38.79% in both 2013 and 2012.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$83,812	$53	0.26%	$251,828	$161	0.26%
Taxable investment securities (1)	1,965,073	15,637	3.23%	1,565,215	14,608	3.75%
Nontaxable investment securities (1)	655,694	8,861	5.48%	613,947	8,870	5.81%
Loans (net of unearned discount)(2)	3,860,722	47,396	4.98%	3,454,240	47,903	5.58%
Total interest-earning assets	6,565,301	71,947	4.44%	5,885,230	71,542	4.89%
Noninterest-earning assets	803,605			733,582
Total assets	$7,368,906			$6,618,812

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,580,037	1,093	0.12%	$2,862,820	2,018	0.28%
Time deposits	1,001,093	2,049	0.83%	1,101,242	3,491	1.28%
Borrowings	686,483	6,358	3.76%	859,774	8,093	3.79%
Total interest-bearing liabilities	5,267,613	9,500	0.73%	4,823,836	13,602	1.13%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,095,256			884,451
Other liabilities	112,291			89,482
Shareholders' equity	893,746			821,043
Total liabilities and shareholders' equity	$7,368,906			$6,618,812

Net interest earnings		$62,447			$57,940
Net interest spread			3.71%			3.76%
Net interest margin on interest-earning assets			3.86%			3.96%

Fully tax-equivalent adjustment		$4,022			$4,031

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

 As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended March 31, 2013
	versus March 31, 2012
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	($106)	($2)	($108)
Taxable investment securities	3,384	(2,355)	1,029
Nontaxable investment securities	582	(591)	(9)
Loans (net of unearned discount)	5,310	(5,817)	(507)
Total interest-earning assets (2)	7,829	(7,424)	405

Interest paid on:
Interest checking, savings and money market deposits	418	(1,343)	(925)
Time deposits	(294)	(1,148)	(1,442)
Borrowings	(1,607)	(128)	(1,735)
Total interest-bearing liabilities (2)	1,159	(5,261)	(4,102)

Net interest earnings (2)	6,519	(2,012)	4,507

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2013	2012
Deposit service fees	$11,595	$10,369
Benefit trust, administration, consulting and actuarial fees	9,770	8,973
Wealth management services	3,698	3,132
Other banking services	867	674
Mortgage banking	171	320
Subtotal	26,101	23,468
Gain on sales of investment securities	47,791	0
Loss on debt extinguishments	(47,783)	0
Total noninterest income	$26,109	$23,468

Noninterest income/operating income (FTE basis) (1)	29.5%	28.8%

(1)       For purposes of this ratio noninterest income excludes gains and losses on investment securities and debt extinguishments.
            Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $26.1 million in the first quarter of 2013, an increase of $2.6 million or 11.3% for the quarter in comparison to 2012.  General recurring banking fees of $12.5 million for the first quarter were up $1.4 million or 12.8% as compared to the prior year period.  The addition of new deposit relationships from both acquired and organic growth, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.2 million for the first quarter of 2013 as compared to $0.3 million in the first quarter of 2012, comprised almost entirely from servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio in the past year.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.    There were no residential mortgage loans held for sale at March 31, 2013.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.8 million or 8.9% for the three months ended March 31, 2013 as compared to the prior year period from new customer additions, favorable market conditions and growth from the Company’s metro-New York actuarial and consulting business acquired at the end of 2011.  Wealth management services revenue increased $0.6 million, or 18% for the first quarter as compared to the first quarter of 2012, driven by solid organic growth in trust and asset advisory services, as well as favorable market conditions.

As previously discussed, as part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  In the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  The Company sold $398.7 million of investment securities, realizing $47.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $366.6 million with $47.8 million of early extinguishment costs.  In April 2013 the Company sold an additional $250.1 million of investment securities, realizing approximately $16.1 million of gains and utilized a portion of the proceeds to retire an additional $135.0 million of FHLB borrowings with $15.7 million of early extinguishment costs.  These actions allowed for incremental regulatory capital accretion and a reduction in the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 29.5% for the quarter versus 28.8% for the comparable period of 2012.  The increase is a function of an 11.2 % increase in non-interest income, primarily from the HSBC and First Niagara branch acquisitions as well as strong organic growth at the Company’s benefit administration and wealth management businesses, while net interest income increased at a lesser 7.8% rate due to the declining net interest margin, partially offsetting strong earning asset growth.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2013	2012
Salaries and employee benefits	$30,483	$27,425
Occupancy and equipment	7,065	6,463
Data processing and communications	6,277	5,583
Amortization of intangible assets	1,179	1,086
Legal and professional fees	2,399	2,208
Office supplies and postage	1,495	1,468
Business development and marketing	1,479	1,172
FDIC insurance premiums	1,055	906
Acquisition expenses	0	260
Other	3,120	2,832
Total operating expenses	$54,552	$49,403

Operating expenses(1)/average assets	2.94%	2.92%
Efficiency ratio(2)	60.3%	59.0%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses, and amortization of intangibles.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gain on sales of investment securities and loss on debt extinguishments, net.

As shown in Table 5, first quarter 2013 operating expenses were $54.6 million, an increase of $5.1 million or 10.4% from the prior year level, primarily reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012.  Salaries and employee benefits increased $3.1 million or 11.2%, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.7 million), occupancy and equipment (up $0.6 million), and business development and marketing costs (up $0.3 million), as well as legal and professional fees (up $0.2 million) and FDIC insurance premiums (up $0.2 million).  The aforementioned acquisitions had a significant impact on the increases of each of these expense categories, as well as the higher maintenance costs required to operate the entire branch network in normal winter conditions as compared to the unusually mild weather experienced in the first quarter of 2012.  Additionally, the Company incurred higher marketing and business development costs including concentrated efforts in the Company’s newer and expanded markets.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities and debt extinguishment costs) was 60.3% for the first quarter, 1.3 percentage points unfavorable to the comparable quarter of 2012.  This resulted from operating expenses (as described above) increasing 11.1 % driven by higher costs associated with the new acquired branches, while recurring operating income increased at a lower 8.8% rate, impacted by the declining net interest margin.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased two basis points for the quarter.

Income Taxes

The first quarter effective income tax rate was 29.2%, up from the 28.5% effective tax rate for the comparable period of 2012.  The higher effective tax rate for 2013 was reflective of a proportionally lower level of non-taxable income in the current period.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.45 billion at the end of the first quarter, a decrease of $370.4 million from December 31, 2012 and a decrease of $317.0 million from March 31, 2012.  The book value (excluding unrealized gains) of investments decreased $303.7 million from December 31, 2012 and $303.3 million from March 31, 2012.  In March 2012, the Company purchased approximately $600 million of U.S. Treasury securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings.  After the closing of the branch purchases in the third quarter of 2012, all short-term borrowings were extinguished.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  The Company sold $398.7 million of U.S. Treasury and Agency securities, realizing $47.8 million of gains.  In April the Company sold an additional $250.1 million of investment securities, realizing approximately $16.1 million of gains and retired $135.0 million of FHLB borrowings.  These actions allowed for incremental regulatory capital accretion and a reduction in the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.

With these sales, the overall mix of securities within the portfolio over the last year has changed, with a decrease in the proportion of U.S. Treasury and agency securities and an increase in the proportion of obligations of state and political subdivisions.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2013, the portfolio had a $64.8 million net unrealized gain, a decrease of $13.7 million from the unrealized gain at March 31, 2012 and $66.7 million lower than the unrealized gain at December 31, 2012.  These changes in the unrealized gain are indicative of the recent sales of securities as well as interest rate movements during the respective time periods.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $61.4 million of net unrealized gains as of March 31, 2013.

Table 6: Investment Securities

	March 31, 2013		December 31, 2012		March 31, 2012
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$549,301	$604,730	$548,634	$607,715	$546,636	$594,795
Obligations of state and political subdivisions	62,372	67,327	65,742	71,592	70,987	76,502
Government agency mortgage-backed securities	17,379	18,299	20,578	21,657	32,083	33,779
Corporate debt securities	2,919	2,980	2,924	2,977	2,940	2,910
Other securities	13	13	16	16	27	27
Total held-to-maturity portfolio	631,984	693,349	637,894	703,957	652,673	708,013

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	737,785	769,746	988,217	1,079,257	927,036	976,903
Obligations of state and political subdivisions	618,853	646,693	629,883	662,892	614,466	640,498
Government agency mortgage-backed securities	240,909	253,345	253,013	269,951	294,686	314,077
Pooled trust preferred securities	57,973	47,486	61,979	49,600	67,087	47,385
Government agency collateralized mortgage obligations	28,861	30,636	32,359	33,935	41,726	43,310
Corporate debt securities	24,109	25,288	24,136	25,357	21,495	22,789
Marketable equity securities	351	440	351	402	381	418
Total available-for-sale portfolio	1,708,841	1,773,634	1,989,938	2,121,394	1,966,877	2,045,380

Other Securities:
Federal Home Loan Bank common stock	21,612	21,612	38,111	38,111	46,533	46,533
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	15,451	15,451
Other equity securities	4,840	4,840	5,078	5,078	5,108	5,108
Total other securities	42,502	42,502	59,239	59,239	67,092	67,092

Total investments	$2,383,327	$2,509,485	$2,687,071	$2,884,590	$2,686,642	$2,820,485

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $59.2 million and unrealized losses of $10.5 million at March 31, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of March 31, 2013, an additional 41% - 45% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at March 31, 2013 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2013.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at March 31, 2013.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to, nor is it likely that it will be required to, sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of March 31, 2013 and thus are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of March 31, 2013

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 3/31/13	$17,028	$20,203	$20,742
Fair value at 3/31/13	13,384	17,035	17,067
Unrealized loss at 3/31/13	3,644	3,168	3,675
Rating (Moody’s/Fitch/S&P)	(Ba1/BBB/BB-)	(Baa3/BBB/BB-)	(Baa3/BBB/B)
Number of depository institutions/companies in issuance	58/68	40/47	43/53
Deferrals and defaults as a percentage of collateral	29.2%	26.1%	26.3%
Excess subordination	40.1%	38.6%	38.1%

Loans

As shown in Table 8, loans ended the first quarter at $3.86 billion, up $400.9 million or 12% from one year earlier and consistent with the prior year end.  The growth during the last twelve months was attributable the acquisition of 16 HSBC branches and three First Niagara branches in the third quarter of 2012, as well as strong organic growth during 2012 in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft demand in very competitive market conditions in business lending and declining demand for home equity loans.

Table 8: Loans

(000's omitted)	March 31, 2013		December 31, 2012		March 31, 2012
Consumer mortgage	$1,480,192	38.3%	$1,448,415	37.5%	$1,245,217	36.0%
Business lending	1,222,835	31.7%	1,233,944	31.9%	1,210,773	35.0%
Consumer indirect	639,560	16.6%	647,518	16.8%	542,605	15.7%
Consumer direct	165,649	4.3%	171,474	4.4%	144,428	4.1%
Home equity	353,365	9.1%	364,225	9.4%	317,716	9.2%
Total loans	$3,861,601	100.0%	$3,865,576	100.0%	$3,460,739	100.0%

Consumer mortgages increased $235.0 million from one year ago and increased $31.8 million from December 31, 2012.  Excluding the consumer mortgages acquired from the HSBC and First Niagara acquisitions, consumer mortgages increased $194.3 million from March 31, 2012.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the first quarter of 2013.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $12.1 million from March 31, 2012 and decreased $11.1 million from December 31, 2012, as contractual and other unscheduled principal reductions continued to offset new loan generation.  Excluding the business loans acquired from the HSBC and First Niagara branches, business loans decreased $14.3 million from March 31, 2012.  Customer demand has remained soft in the small and middle market segments the Company operates in due primarily to general economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $118.2 million on a year-over-year basis.  Excluding the consumer installment loans acquired from the HSBC and First Niagara branch acquisitions, the consumer installment loans increased $108.9 million from one year ago.  During the first quarter of 2013 the consumer installment portfolio declined $13.8 million, consistent with seasonal expectations and regional demand characteristics.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets remains stable and favorable.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will enable the Company to maintain its ability to produce solid long-term indirect loan growth.

Home equity loans increased $35.6 million or 11.2% from one year ago.  Excluding the home equity loans acquired from HSBC and First Niagara, the home equity loans decreased $22.2 million from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2013 and 2012 and December 31, 2012.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2013	2012	2012
Nonaccrual loans
Consumer mortgage	$11,331	$11,286	$7,132
Business lending	11,372	13,691	21,779
Consumer indirect	0	0	1
Consumer direct	6	8	0
Home equity	2,097	1,375	1,235
Total nonaccrual loans	24,806	26,360	30,147
Accruing loans 90+ days delinquent
Consumer mortgage	1,666	1,818	2,393
Business lending	123	247	1,162
Consumer indirect	215	73	31
Consumer direct	59	71	63
Home equity	497	539	240
Total accruing loans 90+ days delinquent	2,560	2,748	3,889
Nonperforming loans
Consumer mortgage	12,997	13,104	9,525
Business lending	11,495	13,938	22,941
Consumer indirect	215	73	32
Consumer direct	65	79	63
Home equity	2,594	1,914	1,475
Total nonperforming loans	27,366	29,108	34,036

Other real estate owned (OREO)	6,838	4,788	2,690
Total nonperforming assets	$34,204	$33,896	$36,726

Nonperforming loans / total loans	0.71%	0.75%	0.92%
Nonperforming assets / total loans and other real estate	0.88%	0.88%	0.99%
Delinquent loans (30 days old to nonaccruing) to total loans	1.55%	1.92%	1.78%
Net charge-offs to average loans outstanding (quarterly)	0.14%	0.23%	0.24%
Net charge-offs to average legacy loans outstanding (quarterly)	0.13%	0.19%	0.10%
Loan loss provision to net charge-offs (quarterly)	102%	108%	80%
Legacy loan loss provision to net charge-offs (quarterly) (1)	113%	116%	37%

(1) Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at March 31, 2013 were $34.2 million, a $0.3 million increase versus the level at the end of 2012 and a $2.6 million decrease as compared to the level one year earlier.  Nonperforming loans decreased $1.7 million from year-end 2012 and $6.7 million from March 31, 2012, primarily due to certain large nonperforming loans being classified as other real estate owned (“OREO”) at March 31, 2013.  OREO of $6.8 million increased $2.1 million and $4.1 million from  December 31, 2012 and March 31, 2012, respectively.  The Company is managing 38 OREO properties at March 31, 2013 as compared to 26 OREO properties at December 31, 2012 and 29 OREO properties at March 31, 2012.  Nonperforming loans were 0.71% of total loans outstanding at the end of the first quarter, four and 21 basis points lower than the levels at December 31, 2012 and March 31, 2012, respectively.

Approximately 42% of the nonperforming loans at March 31, 2013 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic slowdown, certain businesses’ financial performance and position deteriorated, and in certain cases have not yet fully recovered, and consequently the level of nonperforming loans remains higher than historical levels.  Approximately 48% of nonperforming loans at March 31, 2012 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time to complete the consumer foreclosure process.  The remaining ten percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 157% at the end of the first quarter, as compared to 148% at year-end 2012 and 132% at March 31, 2012.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.55% at the end of the first quarter, 37 basis points below the 1.92% at year-end 2012 and 23 basis points lower than the 1.78% at March 31, 2012.  The consumer installment, consumer mortgage and home equity loan delinquency ratios at the end of the first quarter decreased in comparison to December 31, 2012 but were higher than the delinquency ratios at March 31, 2012.  The delinquency rate for business lending decreased as compared to both December 31, 2012 and March 31, 2012.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2013	2012
Allowance for loan losses at beginning of period	$42,888	$42,213
Charge-offs:
Consumer mortgage	371	269
Business lending	784	1,565
Consumer indirect	891	1,039
Consumer direct	545	457
Home equity	185	116
Total charge-offs	2,776	3,446
Recoveries:
Consumer mortgage	6	13
Business lending	142	155
Consumer indirect	958	1,042
Consumer direct	298	172
Home equity	4	16
Total recoveries	1,408	1,398
Net charge-offs	1,368	2,048
Provision for loans losses	1,393	1,644
Allowance for loan losses at end of period	$42,913	$41,809

Allowance for loan losses / total loans	1.11%	1.21%
Allowance for legacy loan losses / total legacy loans (1)	1.21%	1.30%
Allowance for loan losses / nonperforming loans	157%	132%
Allowance for legacy loan losses / nonperforming loans (1)	190%	175%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.10%	0.08%
Business lending	0.21%	0.47%
Consumer indirect	-0.04%	0.00%
Consumer direct	0.59%	0.78%
Home equity	0.21%	0.13%
Total loans	0.14%	0.24%

(1) Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 10, net charge-offs during the first quarter of 2013 were $1.4 million, $0.7 million lower than the fourth and first quarters of 2012, respectively.  Net charge-offs for the business lending and the consumer installment portfolio, both direct and indirect, decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer mortgage and home equity portfolios experienced higher levels of net charge-offs in the first quarter of 2013 as compared to the first quarter of 2012.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.14%, 13 basis points and 10 basis points lower than the fourth quarter of 2012 and first quarter of 2012, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $1.4 million in the first quarter, comprised of a $0.9 million provision for legacy loans, a $0.4 million provision for acquired non-impaired loans and a $0.1 million provision for acquired impaired loans.  The combined YTD provision was $0.3 million lower than the equivalent prior year period.  The first quarter 2013 loan loss provision for legacy loans was $0.2 million lower than the level of net charge-offs for the quarter, reflective of the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $42.9 million as of March 31, 2013 increased $1.1 million from the level one year ago.  The increased proportion of lower-risk consumer mortgages, home equity and consumer loans in the portfolio have a major influence on the determination of reserve levels, resulting in an allowance for loan loss to total legacy loans ratio of 1.21% at March 31, 2013, nine basis points lower than March 31, 2012 and consistent with year-end 2012.

As of March 31, 2013, the purchase discount related to the $421 million of remaining non-impaired loan balances acquired from HSBC, First Niagara and Wilber approximated $15.1 million or 3.6% of that portfolio, with an additional $0.9 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 11, average deposits of $5.68 billion in the first quarter were up $827.9 million compared to the first quarter of 2012 and $32.8 million versus the fourth quarter of last year.  Excluding the impact of the HSBC and First Niagara branch acquisitions, average deposits at March 31, 2013 increased $141.8 million or 2.9% from March 31, 2012.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (interest checking, noninterest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.56% in the first quarter of 2012 to 0.28% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average first quarter non-public fund deposits decreased $6.4 million or 0.1% versus the fourth quarter of 2012 and increased $790.6 million or 18% compared to the year earlier period.  Excluding the impact of the HSBC and First Niagara branch acquisition, average non-public fund deposits increased $126.5 million or 2.9% from the first quarter of 2012.  Average public fund deposits in the first quarter increased $39.2 million, or 7.7%, from the fourth quarter 2012 and $37.3 million, or 7.3%, from the first quarter of 2012, primarily due to the HSBC and First Niagara branch acquisitions and normal seasonal fluctuations.  Excluding the impact of the HSBC and First Niagara branch acquisitions, average public fund deposits increased $15.3 million or 3.0% from the first quarter of 2012.  Public fund deposits as a percentage of total deposits decreased from 10.6% in the first quarter 2012 to 9.7% in the current quarter.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2013	2012	2012
Noninterest checking deposits	$1,095,256	$1,098,193	$884,451
Interest checking deposits	1,182,757	1,130,859	945,094
Regular savings deposits	951,988	940,180	678,681
Money market deposits	1,445,292	1,438,139	1,239,045
Time deposits	1,001,093	1,036,169	1,101,242
Total deposits	$5,676,386	$5,643,540	$4,848,513

Nonpublic fund deposits	$5,125,394	$5,131,777	$4,334,784
Public fund deposits	550,992	511,763	513,729
Total deposits	$5,676,386	$5,643,540	$4,848,513

Borrowings

At the end of the first quarter, external borrowings of $463.5 million were $366.6 million or 44% lower than borrowings at December 31, 2012, and were $549.0 million lower than the end of the first quarter of 2012.  Short term borrowings from the Federal Home Loan Bank of New York (“FHLB”) were used to fund the purchase of investment securities during the first half of 2012 as part of the pre-investment of the anticipated liquidity coming from the pending branch acquisitions.  Upon the completion of the HSBC branch acquisition in July of 2012, these additional borrowings were repaid.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $366.6 million of the Company’s existing FHLB borrowings with $47.8 million of early extinguishment costs.  In April 2013, the Company sold additional investment securities and retired $135.0 million of FHLB borrowings with $15.7 million of early extinguishment costs.  These actions allowed for incremental regulatory capital accretion and a reduction in the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  The cost of funds on total borrowings in the first quarter of 3.76% was three basis points below that of the year-earlier period as the benefit from retiring higher rate borrowings was mostly offset by the utilization of very low rate overnight borrowings in the first quarter of 2012.

Shareholders’ Equity

Total shareholders’ equity of $877.3 million at the end of the first quarter declined $25.5 million from the balance at December 31, 2012.  This decrease consisted of a $41.1 million decrease in other comprehensive income, primarily due to the sale of investment securities and dividends declared of $10.7 million, partially offset by net income of $20.2 million, $4.9 million from shares issued under the employee stock plan and $1.2 million from employee stock options earned.  The change in other comprehensive income/(loss) was comprised of a $41.7  million decrease in the after-tax market value adjustment on the available for sale investment portfolio due mostly to the sale of investment securities during the first quarter, partially offset by a positive $0.6 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $36.6 million, as the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, more than offset dividends declared and a lower market value adjustment on investments.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 8.78% at the end of the first quarter, up 38 basis points from year-end 2012 and 59 basis points lower than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2012 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 3.0% while average assets excluding intangibles and the market value adjustment on investments declined 1.4%.  A significant portion of these changes were attributable to the sale of investment securities in the first quarter of 2013 which lowered average assets.  The Tier I leverage ratio decreased as compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 4.4%, while average assets excluding intangibles and the market value adjustment increased at a higher 11.5%, rate driven by the public stock issuance in the first quarter of 2012 in support of the branch acquisition that closed in the third quarter of 2012.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.58% decreased four basis points from December 31, 2012 and 12 basis points versus March 31, 2012.  The decrease in the tangible equity ratio from the prior year was mostly attributable to a smaller increase in tangible equity due to the decrease in the investment market value adjustment as a result of the sale of investment securities, combined with a larger percentage increase in net assets as a result of the branch acquisition in the third quarter of 2012.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2013 was 53.0%, down from 54.3% for the first three months of 2012.  First quarter net income increased 7.5% over the prior year period, while dividends declared increased 5.1%.  The Company’s quarterly dividend per share was raised from $0.26 to $0.27 in July 2012 and the number of common shares outstanding increased 1.4% over the last twelve months.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $361 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2013, the Bank had $330 million of cash and cash equivalents of which $209 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $918 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.4 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2013, this ratio was 19.9% for 30-days and 19.8% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2013, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2013 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Forward-Looking Statements
This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security  of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 33, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 67% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) account for 30% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 3% of the portfolio is comprised of other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2013 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2013
+200 basis points	($847,000)
0 basis points	($481,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding of assets.  In the short term (year 1) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (year 2-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.      Other Information

Item 1.       Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of March 31, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2012 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2013.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2013:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares	Maximum Number of Shares
	Number of	Average	Purchased as Part of	That May Yet be Purchased
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	Under the Plans or Programs
January 1-31, 2013 (1)	18,215	$ 27.36	0	2,000,000
February 1-28, 2013 (1)	0	0.00	0	2,000,000
March 1-31, 2013 (1)	3,728	28.87	0	2,000,000
Total	21,943	$27.62

(1)  The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                       Other Information
Not applicable.

Item 6.                        Exhibits

Exhibit No.                                                                Description

10.1	Employment Agreement, effective January 1, 2013, by and between Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.

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

Community Bank System, Inc.

Date: May 10, 2013	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: May 10, 2013	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer