Form 10-Q
period 2013-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2013-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,240,170 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2013.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2013 and December 31, 2012	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and six months ended June 30, 2013 and 2012	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2013	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2013 and 2012	7

	Notes to the Consolidated Financial Statements
	June 30, 2013	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$148,573	$228,558

Available-for-sale investment securities (cost of $1,708,296 and $1,989,938, respectively)	1,706,304	2,121,394
Held-to-maturity investment securities (fair value of $660,415 and $703,957, respectively)	619,207	637,894
Other securities, at cost	41,001	59,239

Loans held for sale, at fair value	1,153	0

Loans	3,935,998	3,865,576
Allowance for loan losses	(43,473)	(42,888)
Net loans	3,892,525	3,822,688

Goodwill, net	369,703	369,703
Core deposit intangibles, net	12,647	14,492
Other intangibles, net	2,465	2,939
Intangible assets, net	384,815	387,134

Premises and equipment, net	91,142	89,938
Accrued interest and fee receivable	28,492	32,305
Other assets	107,504	117,650

Total assets	$7,020,716	$7,496,800

Liabilities:
Noninterest-bearing deposits	$1,120,683	$1,110,994
Interest-bearing deposits	4,549,447	4,517,045
Total deposits	5,670,130	5,628,039

Borrowings	322,319	728,061
Subordinated debt held by unconsolidated subsidiary trusts	102,085	102,073
Accrued interest and other liabilities	76,151	135,849
Total liabilities	6,170,685	6,594,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 75,000,000 shares authorized; 40,881,188 and
40,421,493 shares issued, respectively	40,881	40,421
Additional paid-in capital	387,133	378,413
Retained earnings	466,848	447,018
Accumulated other comprehensive income	(27,716)	54,334
Treasury stock, at cost (782,173 and 795,560 shares, respectively)	(17,115)	(17,408)
Total shareholders' equity	850,031	902,778

Total liabilities and shareholders' equity	$7,020,716	$7,496,800

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$46,412	$47,077	$93,530	$94,715
Interest and dividends on taxable investments	12,566	17,450	27,782	31,725
Interest and dividends on nontaxable investments	5,162	6,018	10,753	11,616
Total interest income	64,140	70,545	132,065	138,056

Interest expense:
Interest on deposits	2,703	4,380	5,845	9,889
Interest on borrowings	2,375	7,713	8,105	15,113
Interest on subordinated debt held by unconsolidated subsidiary trusts	630	681	1,258	1,374
Total interest expense	5,708	12,774	15,208	26,376

Net interest income	58,432	57,771	116,857	111,680
Provision for loan losses	1,321	2,155	2,714	3,799
Net interest income after provision for loan losses	57,111	55,616	114,143	107,881

Noninterest income:
Deposit service fees	12,345	11,035	23,940	21,404
Other banking services	1,020	896	2,058	1,890
Benefit trust, administration, consulting and actuarial fees	9,397	8,664	19,167	17,637
Wealth management services	4,045	3,101	7,743	6,233
Gain on sales of investment securities	16,008	0	63,799	0
Loss on debt extinguishments	(15,717)	0	(63,500)	0
Total noninterest income	27,098	23,696	53,207	47,164

Noninterest expenses:
Salaries and employee benefits	30,286	26,844	60,769	54,269
Occupancy and equipment	6,750	6,130	13,815	12,593
Data processing and communications	6,600	5,817	13,336	11,417
Amortization of intangible assets	1,140	1,045	2,319	2,131
Legal and professional fees	1,526	1,755	3,466	3,946
Office supplies and postage	1,518	1,382	3,013	2,850
Business development and marketing	1,804	1,876	3,283	3,048
FDIC insurance premiums	945	903	2,000	1,809
Acquisition expenses	0	164	0	424
Other	3,807	3,454	6,927	6,286
Total noninterest expenses	54,376	49,370	108,928	98,773

Income before income taxes	29,833	29,942	58,422	56,272
Income taxes	8,711	8,871	17,059	16,375
Net income	$21,122	$21,071	$41,363	$39,897

Basic earnings per share	$0.53	$0.53	$1.03	$1.02
Diluted earnings per share	$0.52	$0.53	$1.02	$1.01

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$1,012	$925	$2,021	$1,849
Tax effect	(394)	(359)	(784)	(717)
Amortization of actuarial losses included in net periodic pension cost, net	618	566	1,237	1,132

Amortization of prior service cost included in net periodic pension cost, gross	(30)	(243)	(61)	(485)
Tax effect	12	94	24	188
Amortization of prior service cost included in net periodic pension cost, net	(18)	(149)	(37)	(297)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	600	417	1,200	835

Unrealized gains on securities:
Net unrealized holding (losses) gains arising during period, gross	(50,777)	51,397	(69,649)	44,388
Tax effect	19,081	(19,644)	26,179	(17,221)
Net unrealized holding (losses) gains arising during period, net	(31,696)	31,753	(43,470)	27,167

Reclassification adjustment for net gains included in net income, gross	(16,007)	0	(63,799)	0
Tax effect	6,175	0	24,019	0
Reclassification adjustment for gains, net included in net income, net	(9,832)	0	(39,780)	0

Other comprehensive loss related to unrealized gain on available-for-sale securities, net of taxes	(41,528)	31,753	(83,250)	27,167

Other comprehensive (loss)/income, net of tax	(40,928)	32,170	(82,050)	28,002
Net income	21,122	21,071	41,363	39,897
Comprehensive (loss)/income	($19,806)	$53,241	($40,687)	$67,899

	As of
	June 30,	December 31,
	2013	2012
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($43,272)	($45,232)
Tax effect	16,687	17,447
Net unrealized loss for pension and other postretirement obligations	(26,585)	(27,785)

Unrealized (loss)/gain on available-for-sale securities	(1,992)	131,456
Tax effect	861	(49,337)
Net unrealized (loss)/gain on available-for-sale securities	(1,131)	82,119

Accumulated other comprehensive income	($27,716)	$54,334

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2013
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2012	39,625,933	$40,421	$378,413	$447,018	$54,334	($17,408)	$902,778

Net income				41,363			41,363

Other comprehensive loss, net of tax					(82,050)		(82,050)

Cash dividends declared:
Common, $0.54 per share				(21,533)			(21,533)

Common stock issued under
employee stock plan,
including tax benefits of $666	473,082	460	6,613			293	7,366

Stock-based compensation			2,107				2,107

Balance at June 30, 2013	40,099,015	$40,881	$387,133	$466,848	($27,716)	($17,115)	$850,031

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$41,363	$39,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,947	5,551
Amortization of intangible assets	2,319	2,131
Net accretion of premiums and discounts on securities, loans and borrowings	(2,359)	(2,584)
Stock-based compensation	2,107	2,036
Provision for loan losses	2,714	3,799
Amortization of mortgage servicing rights	276	365
Income from bank-owned life insurance policies	(523)	(536)
Gain on sales of investment securities	(63,799)	0
Loss on debt extinguishments	63,500	0
Net loss/(gain) from sale of loans and other assets	187	(82)
Net change in loans held for sale	(1,136)	576
Change in other assets and liabilities	5,134	789
Net cash provided by operating activities	55,730	51,942
Investing activities:
Proceeds from sales of available-for-sale investment securities	672,750	0
Proceeds from maturities of available-for-sale investment securities	113,335	103,709
Proceeds from maturities of held-to-maturity investment securities	24,015	12,602
Proceeds from sale of other investment securities	18,240	1
Purchases of available-for-sale investment securities	(439,448)	(724,530)
Purchases of held-to-maturity investment securities	(4,153)	(106,226)
Purchases of other securities	(2)	(19,123)
Net increase in loans	(72,551)	(94,829)
Purchases of premises and equipment	(7,355)	(4,132)
Net cash provided by (used in) investing activities	304,831	(832,528)
Financing activities:
Net increase in deposits	42,091	115,107
Net change in borrowings, net of payments of $565,142 and $110	(469,242)	429,591
Issuance of common stock	7,366	61,017
Cash dividends paid	(21,427)	(19,825)
Tax benefits from share-based payment arrangements	666	720
Net cash (used in) provided by financing activities	(440,546)	586,610
Change in cash and cash equivalents	(79,985)	(193,976)
Cash and cash equivalents at beginning of period	228,558	324,878
Cash and cash equivalents at end of period	$148,573	$130,902

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,358	$26,775
Cash paid for income taxes	11,768	9,655
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	10,805	10,260
Transfers from loans to other real estate	3,439	1,977

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2013 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

(000s omitted)
Consideration received:
Cash/Total net consideration received	($595,462)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5,510
Loans	160,116
Premises and equipment	4,941
Accrued interest receivable	588
Other assets and liabilities, net	171
Core deposit intangibles	6,521
Deposits	(797,962)
Total identifiable liabilities, net	(620,115)
Goodwill	$24,653

The following is a summary of the loans acquired from HSBC and First Niagara at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-Impaired	Acquired
(000’s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$0	$201,745	$201,745
Contractual cash flows not expected to be collected	0	(3,555)	(3,555)
Expected cash flows at acquisition	0	198,190	198,190
Interest component of expected cash flows	0	(38,074)	(38,074)
Fair value of acquired loans	$0	$160,116	$160,116

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.2 million and $0.4 million in the three and six months ended June 30, 2012, respectively, and have been separately stated in the Consolidated Statements of Income.

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

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, purchase discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchase discounts for loans evaluated collectively for impairment.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans, if any, to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2013.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$539,979	$39,627	$1,786	$577,820	$548,634	$59,081	$0	$607,715
Obligations of state and political subdivisions	61,826	3,196	0	65,022	65,742	5,850	0	71,592
Government agency mortgage-backed securities	14,475	148	0	14,623	20,578	1,079	0	21,657
Corporate debt securities	2,914	23	0	2,937	2,924	53	0	2,977
Other securities	13	0	0	13	16	0	0	16
Total held-to-maturity portfolio	$619,207	$42,994	$1,786	$660,415	$637,894	$66,063	$0	$703,957

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$764,446	$2,553	$9,129	$757,870	$988,217	$91,040	$0	$1,079,257
Obligations of state and political subdivisions	604,692	16,634	10,483	610,843	629,883	33,070	61	662,892
Government agency mortgage-backed securities	232,707	8,697	2,717	238,687	253,013	16,989	51	269,951
Pooled trust preferred securities	56,796	0	9,506	47,290	61,979	0	12,379	49,600
Government agency collateralized mortgage obligations	25,222	1,116	0	26,338	32,359	1,579	3	33,935
Corporate debt securities	24,082	942	226	24,798	24,136	1,265	44	25,357
Marketable equity securities	351	142	15	478	351	94	43	402
Total available-for-sale portfolio	$1,708,296	$30,084	$32,076	$1,706,304	$1,989,938	$144,037	$12,581	$2,121,394

Other Securities:
Federal Home Loan Bank common stock	$20,171			$20,171	$38,111			$38,111
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,780			4,780	5,078			5,078
Total other securities	$41,001			$41,001	$59,239			$59,239

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of June 30, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities/
Total held-to-maturity portfolio	5	$99,373	$1,786	0	$0	$0	5	$99,373	$1,786

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	15	$352,566	$9,129	0	$0	$0	15	$352,566	$9,129
Obligations of state and political subdivisions	314	202,253	10,449	2	908	34	316	203,161	10,483
Government agency mortgage-backed securities	46	57,788	2,717	0	0	0	46	57,788	2,717
Pooled trust preferred securities	0	0	0	3	47,290	9,506	3	47,290	9,506
Corporate debt securities	1	3,012	54	1	2,747	172	2	5,759	226
Government agency collateralized mortgage obligations	4	335	0	1	8	0	5	343	0
Marketable equity securities	0	0	0	1	186	15	1	186	15
Total available-for-sale portfolio	380	615,954	22,349	8	51,139	9,727	388	667,093	32,076
Total investment portfolio	385	$715,327	$24,135	8	$51,139	$9,727	393	$766,466	$33,862

As of December 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$11,503	$61	0	$0	$0	19	$11,503	$61
Pooled trust preferred securities	0	0	0	3	49,600	12,379	3	49,600	12,379
Government agency mortgage-backed securities	8	14,354	51	0	0	0	8	14,354	51
Corporate debt securities	1	2,905	44	0	0	0	1	2,905	44
Government agency collateralized mortgage obligations	4	426	2	2	1,041	1	6	1,467	3
Marketable equity securities	0	0	0	1	158	43	1	158	43
Total available-for-sale/investment portfolio	32	$29,188	$158	6	$50,799	$12,423	38	$79,987	$12,581

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $58.0 million and unrealized losses of $9.5 million at June 30, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of June 30, 2013, an additional 41% - 44% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed as of June 30, 2013 and management concluded that it does not believe any individual unrealized loss represents an other-than-temporary impairment.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management believes the unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are typically general purpose debt obligations of various states and political subdivisions.  The majority of the obligations of state and political subdivisions carry a credit rating of A or better, as well as a secondary level of credit enhancement.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, prior to recovery of the amortized cost.  Thus, management does not believe any individual unrealized loss as of June 30, 2013 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$8,786	$8,860	$35,212	$35,723
Due after one through five years	360,724	390,838	146,830	151,709
Due after five years through ten years	186,760	194,038	769,425	772,445
Due after ten years	48,462	52,056	498,549	480,924
Subtotal	604,732	645,792	1,450,016	1,440,801
Government agency collateralized mortgage obligations	0	0	25,222	26,338
Government agency mortgage-backed securities	14,475	14,623	232,707	238,687
Total	$619,207	$660,415	1,707,945	$1,705,826

During the first quarter of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retirement of a portion of the company’s existing FHLB borrowings.  During the six month period ending June 30, 2013 the Company sold $648.8 million of U.S. Treasury and agency securities, realizing $63.8 million of gains.  The proceeds from those sales were utilized to retire $501.6 million of FHLB borrowings with $63.5 million of associated early extinguishments costs.

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
•
Home equity products - are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms typically of 15 years or less.

The balance of these classes are summarized as follows:

	June 30,	December 31,
(000's omitted)	2013	2012
Consumer mortgage	$1,527,341	$1,448,415
Business lending	1,225,671	1,233,944
Consumer indirect	663,924	647,518
Consumer direct	171,727	171,474
Home equity	347,335	364,225
Gross loans, including deferred origination costs	3,935,998	3,865,576
Allowance for loan losses	(43,473)	(42,888)
Loans, net of allowance for loan losses	$3,892,525	$3,822,688

The outstanding balance related to credit impaired acquired loans was $20.2 million and $22.4 million at June 30, 2013 and December 31, 2012, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2012	$1,770
Accretion recognized, year-to-date	(538)
Net reclassification to accretable from nonaccretable	29
Balance at June 30, 2013	$1,261

 Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2013:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$13,165	$940	$9,715	$23,820	$1,411,350	$1,435,170
Business lending	6,434	66	6,420	12,920	1,003,420	1,016,340
Consumer indirect	8,161	181	0	8,342	649,325	657,667
Consumer direct	1,622	78	5	1,705	158,937	160,642
Home equity	2,070	84	2,132	4,286	265,313	269,599
Total	$31,452	$1,349	$18,272	$51,073	$3,488,345	$3,539,418

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,567	$54	$2,177	$3,798	$0	$88,373	$92,171
Business lending	978	0	2,130	3,108	12,108	194,115	209,331
Consumer indirect	232	0	0	232	0	6,025	6,257
Consumer direct	293	0	0	293	0	10,792	11,085
Home equity	206	36	418	660	0	77,076	77,736
Total	$3,276	$90	$4,725	$8,091	$12,108	$376,381	$396,580
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on currently facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2013			December 31, 2012
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$825,147	$127,461	$952,608	$818,469	$144,869	$963,338
Special mention	108,281	31,246	139,527	92,739	32,328	125,067
Classified	81,625	38,516	120,141	90,035	40,132	130,167
Doubtful	1,287	0	1,287	1,611	0	1,611
Acquired impaired	0	12,108	12,108	0	13,761	13,761
Total	$1,016,340	$209,331	$1,225,671	$1,002,854	$231,090	$1,233,944

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

The following table details the balances in all other loan categories at June 30, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,424,515	$657,486	$160,559	$267,383	$2,509,943
Nonperforming	10,655	181	83	2,216	13,135
Total	$1,435,170	$657,667	$160,642	$269,599	$2,523,078

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$89,940	$6,257	$11,085	$77,282	$184,564
Nonperforming	2,231	0	0	454	2,685
Total	$92,171	$6,257	$11,085	$77,736	$187,249

The following table details the balances in all other loan categories at December 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,334,868	$637,284	$156,187	$274,922	$2,403,261
Nonperforming	10,419	73	79	1,535	12,106
Total	$1,345,287	$637,357	$156,266	$276,457	$2,415,367

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$100,443	$10,161	$15,208	$87,389	$213,201
Nonperforming	2,685	0	0	379	3,064
Total	$103,128	$10,161	$15,208	$87,768	$216,265

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of June 30, 2013 and December 31, 2012 follows:

	June 30,	December 31,
(000’s omitted)	2013	2012
Loans with allowance allocation	$1,990	$1,611
Loans without allowance allocation	1,005	7,798
Carrying balance	2,995	9,409
Contractual balance	4,374	12,804
Specifically allocated allowance	980	800

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

Information regarding troubled debt restructurings as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013						December 31, 2012
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	6	$336	53	$2,541	59	$2,877	3	$160	45	$2,074	48	$2,234
Business lending	10	2,687	1	50	11	2,737	10	3,046	0	0	10	3,046
Consumer indirect	2	10	114	740	116	750	0	0	106	718	106	718
Consumer direct	0	0	36	155	36	155	0	0	19	116	19	116
Home equity	5	39	22	322	27	361	5	70	19	266	24	336
Total	23	$3,072	226	$3,808	249	$6,880	18	$3,276	189	$3,174	207	$6,450

The following table presents information related to loans modified in a TDR during the three and six months ended June 30, 2013.  Of the loans noted in the table below, all but two loans for the three months and six months ended June 30, 2013 were modified due to a Chapter 7 bankruptcy as described previously.  The others were a business loan restructured via an extension of term and a consumer mortgage restructured via an extension of term and a rate concession.  The financial effects of these restructurings were immaterial.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	3	$267	16	$1,269
Business lending	3	290	6	362
Consumer indirect	10	61	21	168
Consumer direct	5	41	14	72
Home equity	2	26	7	123
Total	23	$685	64	$1,994

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,292	$17,557	$9,448	$3,084	$1,683	$2,927	$922	$42,913
Charge-offs	(229)	(280)	(997)	(407)	(135)	0	0	(2,048)
Recoveries	7	102	913	257	8	0	0	1,287
Provision	303	904	5	120	118	(182)	53	1,321
Ending balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473

	Three Months Ended June 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,885	$21,413	$7,938	$3,066	$1,281	$2,770	$456	$41,809
Charge-offs	(150)	(1,662)	(1,134)	(273)	(65)	0	0	(3,284)
Recoveries	4	178	782	182	2	0	0	1,148
Provision	1,574	(1,458)	1,084	248	174	342	191	2,155
Ending balance	$6,313	$18,471	$8,670	$3,223	$1,392	$3,112	$647	$41,828

	Six Months Ended June 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(600)	(1,064)	(1,888)	(952)	(320)	0	0	(4,824)
Recoveries	13	244	1,871	555	12	0	0	2,695
Provision	890	1,090	(220)	148	531	79	196	2,714
Ending balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473

	Six Months Ended June 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(419)	(3,227)	(2,173)	(730)	(181)	0	0	(6,730)
Recoveries	17	333	1,824	354	18	0	0	2,546
Provision	2,064	791	59	309	425	(110)	261	3,799
Ending balance	$6,313	$18,471	$8,670	$3,223	$1,392	$3,112	$647	$41,828

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$38,185	($25,538)	$12,647	$38,958	($24,466)	$14,492
Other intangibles	9,432	(6,967)	2,465	9,432	(6,493)	2,939
Total amortizing intangibles	$47,617	($32,505)	$15,112	$48,390	($30,959)	$17,431

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Jul - Dec 2013	$2,122
2014	3,597
2015	2,804
2016	2,094
2017	1,478
Thereafter	3,017
Total	$15,112

Shown below are the components of the Company’s goodwill at June 30, 2013:

(000’s omitted)	December 31, 2012	Activity	June 30, 2013
Goodwill	$374,527	$0	$374,527
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$369,703	$0	$369,703

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.86%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.92%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$985	$848	$1,970	$1,696	$0	$0	$0	$0
Interest cost	1,028	1,098	2,057	2,197	22	29	44	57
Expected return on plan assets	(2,451)	(2,299)	(4,902)	(4,598)	0	0	0	0
Amortization of unrecognized net loss	1,008	922	2,015	1,844	3	3	6	6
Amortization of prior service cost	14	(37)	29	(74)	(45)	(206)	(90)	(411)
Net periodic benefit cost	$584	$532	$1,169	$1,065	($20)	($174)	($40)	($348)

During July 2013 the Company made a contribution to its defined benefit pension plan of $10.0 million.  No other contributions are required in 2013.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.7 million weighted-average anti-dilutive stock options outstanding for the three and six months ended June 30, 2013, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months June 30, 2012 and approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the six months June 30, 2012 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2013	2012	2013	2012
Net income	$21,122	$21,071	$41,363	$39,897
Income attributable to unvested stock-based compensation awards	(114)	(144)	(189)	(247)
Income available to common shareholders	$21,008	$20,927	$41,174	$39,650

Weighted-average common shares outstanding – basic	39,914	39,324	39,809	38,948
Basic earnings per share	$0.53	$0.53	$1.03	$1.02

Net income	$21,122	$21,071	$41,363	$39,897
Income attributable to unvested stock-based compensation awards	(114)	(144)	(189)	(247)
Income available to common shareholders	$21,008	$20,927	$41,174	$39,650

Weighted-average common shares outstanding – basic	39,914	39,324	39,809	38,948
Assumed exercise of stock options	427	463	445	501
Weighted-average common shares outstanding – diluted	40,341	39,787	40,254	39,449
Diluted earnings per share	$0.52	$0.53	$1.02	$1.01

Cash dividends declared per share	$0.27	$0.26	$0.54	$0.52

Stock Repurchase Program
At its December 2012 meeting, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2013.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no open market treasury stock purchases in 2012 or the first six months of 2013.  There were approximately 22,000 common shares repurchased during the six months ended June 30, 2013 that were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2013	December 31, 2012
Commitments to extend credit	$638,774	$750,178
Standby letters of credit	23,314	24,168
Total	$662,088	$774,346

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of June 30, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$676,865	$81,005	$0	$757,870
Obligations of state and political subdivisions	0	610,843	0	610,843
Government agency mortgage-backed securities	0	238,687	0	238,687
Pooled trust preferred securities	0	0	47,290	47,290
Government agency collateralized mortgage obligations	0	26,338	0	26,338
Corporate debt securities	0	24,798	0	24,798
Marketable equity securities	478	0	0	478
Total available-for-sale investment securities	677,343	981,671	47,290	1,706,304
Forward sales commitments	0	141	0	141
Commitments to originate real estate loans for sale	0	0	(19)	(19)
Mortgage loans held for sale	0	1,153	0	1,153
Total	$677,343	$982,965	$47,271	$1,707,579

	December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$891,803	$187,454	$0	$1,079,257
Obligations of state and political subdivisions	0	662,892	0	662,892
Government agency mortgage-backed securities	0	269,951	0	269,951
Pooled trust preferred securities	0	0	49,600	49,600
Government agency collateralized mortgage obligations	0	33,935	0	33,935
Corporate debt securities	0	25,357	0	25,357
Marketable equity securities	402	0	0	402
Total available-for-sale investment securities/Total	$892,205	$1,179,589	$49,600	$2,121,394

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2013 is approximately $1,167,000.  The unrealized loss on mortgage loans held for sale of approximately $14,000 was recognized in mortgage banking and other income in the consolidated statement of income for the three and six months ended June 30, 2013.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2013			2012
(000's omitted)	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total	Pooled Trust Preferred Securities
Beginning balance	$47,486	$0	$47,486	$47,385
Total gains (losses) included in earnings (1)	47	0	47	96
Total gains included in other comprehensive income(2)	981	0	981	3,800
Principal reductions	(1,224)	0	(1,224)	(2,495)
Commitments to originate real estate loans held for sale, net	0	(19)	(19)	0
Ending balance	$47,290	($19)	$47,271	$48,786

(1)	Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2)	Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

	Six Months Ended June 30,
	2013			2012
(000's omitted)	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total	Pooled Trust Preferred Securities
Beginning balance	$49,600	$0	$49,600	$43,846
Total gains (losses) included in earnings (1)	150	0	150	144
Total gains included in other comprehensive income(2)	2,873	0	2,873	8,367
Principal reductions	(5,333)	0	(5,333)	(3,571)
Commitments to originate real estate loans held for sale, net	0	(19)	(19)	0
Ending balance	$47,290	($19)	$47,271	$48,786

(1)	Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2)	Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	June 30, 2013				December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,990	$1,990	$0	$0	$1,186	$1,186
Other real estate owned	0	0	5,066	5,066	0	0	4,788	4,788
Mortgage servicing rights	0	0	858	858	0	0	1,028	1,028
Total	$0	$0	$7,914	$7,914	$0	$0	$7,002	$7,002

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

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 4% to 53% at June 30, 2013 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.4 million at June 30, 2013 and December 31, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2012 or the six months ended June 30, 2013.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of June 30, 2013 are as follows:

(000's omitted)	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$47,290	Consensus pricing	Weighting of offered quotes	74.8% - 85.5% (81.6%)

Impaired loans	1,990	Fair Value of Collateral	Estimated cost of disposal/market adjustment	11.0% -50.0% (39.0%)

Other real estate owned	5,066	Fair Value of Collateral	Estimated cost of disposal/market adjustment	4.0% - 53.0% (29.7%)

Mortgage servicing rights	858	Discounted cash flow	Weighted average constant prepayment rate	13.6% - 41.4% (37.2%)
			Discount rate	3.27% - 3.97% (3.80%)
			Adequate compensation	$7/loan

Commitments to originate real estate loans for sale	(19)	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,935,998	$3,875,023	$3,865,576	$3,881,354
Financial liabilities:
Deposits	5,670,130	5,674,653	5,628,039	5,635,320
Borrowings	322,319	345,766	728,061	820,377
Subordinated debt held by unconsolidated subsidiary trusts	102,085	102,337	102,073	97,899

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

NOTE L:  DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments have been limited to commitments to originate real estate loans held for sale and forward sales commitments.  The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2013:

	Asset Derivatives
(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other assets	$7,874	$141
Commitments to originate real estate loans for sale	Other assets	$10,481	(19)
Total derivatives			$122

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2013:

		Gain (Loss) recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2013	Six Months Ending June 30, 2013
Forward sales commitments	Mortgage banking and other services	$141	$141
Commitments to originate real estate loans for sale	Mortgage banking and other services	(19)	(19)
Total		$122	$122

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

				Consolidated
(000's omitted)	Banking	Other	Eliminations	Total
Three Months Ended June 30, 2013
Net interest income	$58,379	$53	$0	$58,432
Provision for loan losses	1,321	0	0	1,321
Noninterest income	13,654	14,028	(584)	27,098
Amortization of intangible assets	908	232	0	1,140
Other operating expenses	42,946	10,874	(584)	53,236
Income before income taxes	$26,858	$2,975	$0	$29,833
Assets	$6,995,501	$37,864	($12,649)	$7,020,716
Goodwill	$359,207	$10,496	0	$369,703
Three Months Ended June 30, 2012
Net interest income	$57,730	$41	$0	$57,771
Provision for loan losses	2,155	0	0	2,155
Noninterest income	11,929	12,281	(514)	23,696
Amortization of intangible assets	774	271	0	1,045
Other operating expenses	38,588	10,251	(514)	48,325
Income before income taxes	$28,142	$1,800	$0	$29,942
Assets	$7,141,681	$39,632	($14,982)	$7,166,331
Goodwill	$334,554	$10,496	$0	$345,050
Six Months Ended June 30, 2013
Net interest income	$116,753	$104	$0	$116,857
Provision for loan losses	2,714	0	0	2,714
Noninterest income	26,295	28,102	(1,190)	53,207
Amortization of intangible assets	1,846	473	0	2,319
Other operating expenses	86,177	21,622	(1,190)	106,609
Income before income taxes	$52,311	$6,111	0	$58,422
Six Months Ended June 30, 2012
Net interest income	$111,599	$81	$0	$111,680
Provision for loan losses	3,799	0	0	3,799
Noninterest income	23,292	24,961	(1,089)	47,164
Amortization of intangible assets	1,578	553	0	2,131
Other operating expenses	77,106	20,625	(1,089)	96,642
Income before income taxes	$52,408	$3,864	$0	$56,272

NOTE N:  SUBSEQUENT EVENT

In July 2013, the Company entered into a purchase and assumption agreement to acquire eight branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A.  Under the terms of the agreement, Community Bank will acquire approximately $369 million in deposits at a deposit premium of approximately 2.4% and approximately $1 million of loans.  The transaction is expected to close during the fourth quarter of 2013, subject to regulatory review and approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2013 and 2012, although in some circumstances the first quarter of 2013 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 26.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2013, “second quarter” refers to the quarter ended June 30, 2013, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets, liabilities and shareholders’ equity and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

•
Acquired loans - Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.  Subsequent to the acquisition of acquired impaired loans, GAAP requires the continued estimation of expected cash flows to be received.  This estimation requires numerous assumptions and judgments using internal and third-party credit quality information.  Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.

For acquired loans that are not deemed impaired at acquisition, purchase discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining  purchase discounts for loans evaluated collectively for impairment.  For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

•
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows and evaluation of collateral values on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate curve , and the selection of discount rates that appropriately reflect market and credit risks.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

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

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”), which currently operates in Pennsylvania under the name First Liberty Bank and Trust.  The Company announced in early June that it will rebrand its First Liberty Bank and Trust operations in Pennsylvania to Community Bank, N.A. in the third quarter.  This will provide a uniform brand identification to customers across the Bank’s footprint and achieve greater efficiency in marketing efforts at a time when the Bank has announced the acquisition of eight new branch-banking locations in Northeast Pennsylvania from Bank of America, N.A.

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

Second quarter and June year-to-date net income of $21.1 million and $41.4 million, respectively, was $0.1 million or 0.2% and $1.5 million or 3.7% higher than the respective prior year periods.  Earnings per share were $0.52 and $1.02 for the three and six months ended June 30, 2013, a $0.01 decrease from the second quarter of 2012 and $0.01 higher than the first six months of 2012.  The higher YTD net income was due in large part to higher net interest income that resulted from earning asset growth, generated organically and from the HSBC and First Niagara branch acquisitions, partially offset by a lower net interest margin.  Also contributing to higher net income was a lower provision for loan losses and growth of noninterest income.  Noninterest income was up due to incremental deposit service fees, including those from the HSBC and First Niagara acquisitions, higher debit card-related revenue, higher employee benefits administration and consulting revenues, and solid revenue growth from the wealth management businesses, which benefitted from favorable market conditions and organic growth.  These were partially offset by higher operating expenses due in large part to the additional operating costs from the HSBC and First Niagara acquisitions, as well as a slightly higher effective income tax rate.

Asset quality in the second quarter of 2013 remained stable and favorable in comparison to averages for peer financial organizations.  Second quarter loan net charge-off and nonperforming loan ratios were lower than those experienced in the last six quarters.  The current quarter provision for loan losses was lower than the second quarter of 2012 as a result of these favorable asset quality metrics.  Delinquency ratios for the second quarter of 2013 were lower than the first quarter of 2013 and the four quarters of 2012.  The Company generated year-over-year average loan growth due to the HSBC and First Niagara branch acquisitions and organic loan growth.  During the first half of 2013 the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and the retirement of a portion of the Company’s existing FHLB borrowings.  Average deposits in the second quarter of 2013 were higher than the second quarter of 2012 and the fourth quarter of 2012, driven by the HSBC and First Niagara acquisitions as well as organic deposit growth.

In July 2013, the Company entered into a purchase and assumption agreement to acquire eight branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A.  Under the terms of the agreement, Community Bank will acquire approximately $369 million in deposits at a deposit premium of approximately 2.4%.  The transaction is expected to close during the fourth quarter of 2013, subject to regulatory review and approval.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $21.1 million and $41.4 million, respectively, was consistent with the second quarter of 2012 and increased 3.7% compared to the first six months of 2012.  Earnings per share for the second quarter of $0.52 was $0.01 lower than the EPS generated in the second quarter of 2012 and earnings per share for the first six months of 2013 increased $0.01 from the amount earned in the first half of 2012.

As reflected in Table 1, second quarter net interest income of $58.4 million was up $0.7 million or 1.1% from the comparable prior year period and net interest income for the first six months of 2013 increased $5.2 million or 4.6% over the first half of 2012.  The improvement resulted from a YTD increase in interest-earning assets, primarily due to the HSBC and First Niagara branch acquisitions in the third quarter of 2012 and organic loan growth, as well as the balance sheet restructuring activities completed in the first six months of 2013, partially offset by a lower net interest margin in the first six months of 2013.  The provision for loan losses decreased $0.8 million and $1.1 million as compared to the second quarter and first six months of 2012, respectively, reflective of the lower net charge-offs and the continuation of generally stable and favorable asset quality metrics.

Second quarter and year-to-date noninterest income was $26.8 million and $52.9 million, respectively, up $3.1 million or 13.1% from the second quarter of 2012 and up $5.7 million or 12.2% from the first six months of 2012, primarily due to the HSBC and First Niagara branch acquisitions and organic growth across the franchise.  Contributing to the increase was a $3.0 million increase in revenue generated during the first six months of 2013 from the Company’s benefit trust administration and wealth management groups, principally from new customer additions and favorable market conditions.  During the first half of 2013 the Company sold $648.7 million of investment securities, realizing $63.8 million of gains and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.

Operating expenses of $54.4 million and $108.9 million for the second quarter and June YTD periods increased $5.0 million or 10.1% and $10.2 million or 10.3% from the comparable prior year periods, respectively, reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2013	2012	2013	2012
Net interest income	$58,432	$57,771	$116,857	$111,680
Provision for loan losses	1,321	2,155	2,714	3,799
Noninterest income	26,807	23,696	52,908	47,164
Gain on sales of investment securities, net	16,008	0	63,799	0
Loss on debt extinguishments	(15,717)	0	(63,500)	0
Noninterest expenses	54,376	49,370	108,928	98,773
Income before taxes	29,833	29,942	58,422	56,272
Income taxes	8,711	8,871	17,059	16,375
Net income	$21,122	$21,071	$41,363	$39,897

Diluted weighted average common shares outstanding	40,558	40,057	40,437	39,692
Diluted earnings per share	$0.52	$0.53	$1.02	$1.01

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2013 was $62.1 million, consistent with the same period last year, resulting from a $246.1 million decrease in average interest-bearing liabilities and a two-basis point increase in the net interest margin, offsetting the $50.7 million decrease in second quarter interest-earning assets versus the prior year.  As reflected in Table 3, the second quarter volume decrease from interest-bearing assets combined with the rate decrease on interest-bearing assets had a $7.1 million unfavorable impact on net interest income, while the rate decrease on interest bearing liabilities and the volume decrease on interest bearing liabilities had a $7.1 million favorable impact on net interest income.  June YTD net interest income, as reflected in table 2b, of $124.5 million increased $4.5 million or 3.7% from the year-earlier period.  A $313.8 million increase in interest-earning assets had a greater impact than the $97.9 million increase in average interest-bearing liabilities and a four-basis point decrease in net interest margin.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities had a $19.0 million favorable impact that was partially offset by a $14.5 million unfavorable impact from the decrease in the yield on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the second quarter and YTD periods were $438.1 million and $83.2 million, respectively, lower than the comparable periods of 2012, reflective of the balance sheet restructuring program initiated in the first quarter of 2013.  In April 2013, the Company sold an additional $250.1 million of U.S. Treasury and agency securities, realizing $16.1 million of gains in the second quarter of 2013 and extinguished an additional $135.0 million of FHLB borrowings incurring $15.7 million of early extinguishment costs in the second quarter of 2013.  For the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, realizing $63.8 million of gains.  The proceeds were utilized to retire $501.6 million of FHLB borrowings with $63.5 million of associated early extinguishments costs.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.

Second quarter and June YTD average loan balances increased $387.3 million and $397.0 million, respectively, as compared to the same periods of 2012, due to the approximately $123 million of acquired HSBC and First Niagara loans, and approximately $251 million of organic growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $578.0 million or 14% and $597.5 million or 15% for the quarter and YTD periods, respectively, as a result of the HSBC and First Niagara branch acquisitions and organic growth.  Quarterly and YTD average borrowings decreased $824.0 million and $499.6 million, respectively, reflective of the initiative in the first quarter of 2012 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisitions which were completed in the third quarter of 2012, as well as the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings.

The net interest margin of 3.98% for the second quarter increased two basis points as compared to the second quarter of 2012.  The rates on interest-bearing liabilities decreased 53 basis points, due primarily to a continued decline in rates on interest-bearing deposits.  This was partially offset by a 43-basis point reduction in interest-earning asset yields, reflective of lower yields on loans and investment securities versus last year’s second quarter.  The net interest margin of 3.92% for the first six months of 2013 decreased four basis points from the comparable period of 2012.  The yield on interest-earning assets declined 43 basis points, and the rates on interest-bearing liabilities declined 46 basis points for the first six months of 2013 as compared to the first six months of 2012.  Both the first quarter and YTD net interest margins were positively impacted by the balance sheet restructuring actions previously discussed.

The decrease in the earning-asset yield was attributable to a 36-basis point and a 29-basis point decrease in investment yield, including cash equivalents, for the second quarter and YTD periods, respectively, as compared to the prior year periods partially due to the sale and maturing of higher rate investments being replaced with lower rate investments and cash equivalents.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 63-basis point and 61-basis point decline in the loan yield as compared to the second quarter and YTD periods of 2012, a result of lower rates on fixed-rate new loan volume due to the decline in interest rates to levels below those prevalent in prior periods and certain existing adjustable and fixed-rate loans repricing downward.

The second quarter cost of funds decreased versus the prior year quarter due to a 20-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, partially offset by a 51-basis point increase in the average interest rate paid on external borrowings.  The cost of funds for the first six months of 2013 decreased versus the prior year period due to a 24-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, partially offset by a 37-basis point increase in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2012 and the first six months of 2013 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.  The decrease in deposit rates more than offset higher external borrowing costs that were temporarily reduced in the first half of 2012 by low-rate overnight funding that was replaced with acquired deposits in the third quarter of 2012.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$148,188	$96	0.26%	$10,017	$8	0.34%
Taxable investment securities (1)	1,565,756	12,892	3.30%	2,091,575	17,977	3.46%
Nontaxable investment securities (1)	642,424	8,183	5.11%	692,839	9,540	5.54%
Loans (net of unearned discount)(2)	3,899,744	46,613	4.79%	3,512,427	47,355	5.42%
Total interest-earning assets	6,256,112	67,784	4.35%	6,306,858	74,880	4.78%
Noninterest-earning assets	747,711			751,615
Total assets	$7,003,823			$7,058,473

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,622,221	899	0.10%	$2,957,483	1,561	0.21%
Time deposits	958,985	1,804	0.75%	1,045,730	2,819	1.08%
Borrowings	358,627	3,005	3.36%	1,182,707	8,394	2.85%
Total interest-bearing liabilities	4,939,833	5,708	0.46%	5,185,920	12,774	0.99%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,095,774			907,153
Other liabilities	95,108			102,653
Shareholders' equity	873,108			862,747
Total liabilities and shareholders' equity	$7,003,823			$7,058,473

Net interest earnings		$62,076			$62,106
Net interest spread			3.89%			3.79%
Net interest margin on interest-earning assets			3.98%			3.96%

Fully tax-equivalent adjustment		$3,644			$4,335

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$116,178	$148	0.26%	$130,923	$169	0.26%
Taxable investment securities (1)	1,764,311	28,530	3.26%	1,828,396	32,584	3.58%
Nontaxable investment securities (1)	649,022	17,044	5.30%	653,393	18,410	5.67%
Loans (net of unearned discount)(2)	3,880,341	94,009	4.89%	3,483,333	95,259	5.50%
Total interest-earning assets	6,409,852	139,731	4.40%	6,096,045	146,422	4.83%
Noninterest-earning assets	775,504			742,598
Total assets	$7,185,356			$6,838,643

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,601,246	1,992	0.11%	$2,910,151	3,579	0.25%
Time deposits	979,922	3,853	0.79%	1,073,486	6,310	1.18%
Borrowings	521,649	9,363	3.62%	1,021,241	16,487	3.25%
Total interest-bearing liabilities	5,102,817	15,208	0.60%	5,004,878	26,376	1.06%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,095,517			895,802
Other liabilities	103,652			96,068
Shareholders' equity	883,370			841,895
Total liabilities and shareholders' equity	$7,185,356			$6,838,643

Net interest earnings		$124,523			$120,046
Net interest spread			3.80%			3.77%
Net interest margin on interest-earning assets			3.92%			3.96%

Fully tax-equivalent adjustment		$7,666			$8,366

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

 As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2013			Six months ended June 30, 2013
	versus June 30, 2012			versus June 30, 2012
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$90	($2)	$88	($19)	($2)	($21)
Taxable investment securities	(4,358)	(727)	(5,085)	(1,113)	(2,941)	(4,054)
Nontaxable investment securities	(669)	(688)	(1,357)	(122)	(1,244)	(1,366)
Loans (net of unearned discount)	4,930	(5,672)	(742)	10,237	(11,487)	(1,250)
Total interest-earning assets (2)	(598)	(6,498)	(7,096)	7,288	(13,979)	(6,691)

Interest paid on:
Interest checking, savings and money market deposits	296	(958)	(662)	709	(2,296)	(1,587)
Time deposits	(219)	(796)	(1,015)	(512)	(1,945)	(2,457)
Borrowings	(6,688)	1,299	(5,389)	(8,799)	1,675	(7,124)
Total interest-bearing liabilities (2)	(580)	(6,486)	(7,066)	506	(11,674)	(11,168)

Net interest earnings (2)	(503)	473	(30)	6,110	(1,633)	4,477

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by Benefit Plans Administrative Services, Inc. (“BPAS”)); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2013	2012	2013	2012
Deposit service fees	$12,345	$11,035	$23,940	$21,404
Benefit trust, administration, consulting and actuarial fees	9,397	8,664	19,167	17,637
Wealth management services	4,045	3,101	7,743	6,233
Other banking services	679	662	1,546	1,336
Mortgage banking	341	234	512	554
Subtotal	26,807	23,696	52,908	47,164
Gain on sales of investment securities	16,008	0	63,799	0
Loss on debt extinguishments	(15,717)	0	(63,500)	0
Total noninterest income	$27,098	$23,696	$53,207	$47,164

Noninterest income/operating income (FTE basis) (1)	30.2%	27.6%	29.8%	28.2%

(1)  For purposes of this ratio noninterest income excludes gains and losses on investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $27.1 million in the second quarter of 2013 and $53.2 million for the first half of 2013.  This represents an increase of $3.4 million or 14.4% for the quarter and $6.0 million or 12.8% for the YTD period in comparison to 2012.  General recurring banking fees of $13.4 million for the second quarter and $26.0 million for the first six months of 2013 were up $1.4 million or 12.0% and $2.7 million or 11.6%, respectively, as compared to the prior year periods.  The addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.3 million for the second quarter of 2013 and $0.5 million for the first six months of 2013, comprised primarily of servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio during 2012 and the first quarter of 2013.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.    Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $4.6 million in the second quarter of 2013.  Residential mortgage loans held for sale at June 30, 2013 totaled $1.2 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2013 as compared to the prior year periods from new customer additions, favorable market conditions and growth from the Company’s metro-New York actuarial and consulting business acquired at the end of 2011.  Wealth management services revenue increased $0.9 million or 30% and $1.5 million or 24% for the second quarter and YTD period as compared to the comparable periods of 2012, driven by solid organic growth in trust and asset advisory services, as well as favorable market conditions.

In April 2013, the Company sold an additional $250.1 million of investment securities related to its balance sheet restructuring program initiated in the first quarter of 2013, and extinguished an additional $135.0 million of FHLB borrowings.  The Company realized $16.1 million of gains, and incurred $15.7 million of early extinguishment costs in the second quarter.  For the first six months of 2013, the Company sold $648.7 million of investments securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  As a result of this initiative, the Company’s balance sheet was reduced by approximately 6% during the first half of the year.  Although these transactions were essentially neutral to both year-to-date earnings and total capital, they effectively created over $35 million of incremental regulatory (Tier 1) capital, and are expected to be modestly additive to future net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 30.2% for the quarter and 29.8% for the year-to-date period, versus 27.6% and 28.2% for the comparable periods of 2012.  The increase for the year-to-date period is a function of an 13.1 % increase in non-interest income, primarily from the HSBC and First Niagara branch acquisitions as well as strong organic growth at the Company’s benefit administration and wealth management businesses, while net interest income increased at a lesser 3.6% rate due to the declining net interest margin, partially offsetting strong loan growth.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2013	2012	2013	2012
Salaries and employee benefits	$30,286	$26,844	$60,769	$54,269
Occupancy and equipment	6,750	6,130	13,815	12,593
Data processing and communications	6,600	5,817	13,336	11,417
Amortization of intangible assets	1,140	1,045	2,319	2,131
Legal and professional fees	1,526	1,755	3,466	3,946
Office supplies and postage	1,518	1,382	3,013	2,850
Business development and marketing	1,804	1,876	3,283	3,048
FDIC insurance premiums	945	903	2,000	1,809
Acquisition expenses	0	164	0	424
Other	3,807	3,454	6,927	6,286
Total noninterest expenses	$54,376	$49,370	$108,928	$98,773

Operating expenses(1)/average assets	3.05%	2.74%	2.99%	2.83%
Efficiency ratio(2)	59.9%	56.1%	60.1%	57.5%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gain on sales of investment securities and loss on debt extinguishments, net.

As shown in Table 5, operating expenses were $54.4 million and $108.9 million for the second quarter and YTD periods of 2013, respectively, an increase of $5.0 million or 10.1% and $10.2 million or 10.3% from the prior year periods, primarily reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012.  Salaries and employee benefits increased $3.4 million or 12.8%, and $6.5 million or 12.0% for the second quarter and YTD periods, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.8 million for the quarter and up $1.9 million YTD), occupancy and equipment (up $0.6 million for the quarter and up $1.2 million YTD), business development and marketing (down $0.1 million for the quarter and up $0.2 million YTD), and FDIC insurance premiums (consistent for the quarter and up $0.2 million YTD).  The aforementioned acquisitions had a significant impact on the increases of each of these expense categories, reflecting the additional cost of operating an expanded franchise, including customer service and account processing.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities and debt extinguishment costs) was 59.9% for the second quarter, 3.8 percentage points unfavorable to the comparable quarter of 2012.  This resulted from operating expenses (as described above) increasing 10.5% driven by higher costs associated with the new acquired branches, while recurring operating income increased at a lower 3.6% rate, impacted by the declining net interest margin.  The efficiency ratio of 60.1% for the first half of 2013 increased 2.6 percentage points from a year earlier due to core operating expenses increasing 10.8% while recurring operating income increased at 5.9% rate.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 31 basis points and 16 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 10.5% for the quarter and 10.8% for the year-to-date period, while average assets decreased 0.8% for the quarter and increased 5.1% for the year-to-date period impacted by the balance sheet restructuring.

Income Taxes

The second quarter and YTD effective income tax rate for 2013 was 29.2%, as compared to 29.6% and 29.1% effective tax rates for the comparable periods of 2012, reflective of a consistent level of non-taxable income to total income in the two six month periods.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $2.37 billion at the end of the second quarter, a decrease of $452.0 million from December 31, 2012 and a decrease of $565.4 million from June 30, 2012.  The book value (excluding unrealized gains) of investments decreased $318.6 million from December 31, 2012 and $433.5 million from June 30, 2012.  In March 2012, the Company purchased approximately $600 million of U.S. Treasury securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings.  After the closing of the branch purchases in the third quarter of 2012, all short-term borrowings were extinguished.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  The Company sold $398.7 million of U.S. Treasury and Agency securities, realizing $47.8 million of gains.  In April, the Company sold an additional $250.1 million of investment securities, realizing approximately $16.1 million of gains and retired $135.0 million of FHLB borrowings.  These actions allowed for enhanced regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.

With these sales, the overall mix of securities within the portfolio over the last six months has changed, with a decrease in the proportion of US Treasury and Agency securities and an increase in the proportion of obligations of state and political subdivisions.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At June 30, 2013, the portfolio had a $2.0 million net unrealized loss, a decrease of $131.9 million from the unrealized gain at June 30, 2012 and a $133.4 million decline from the unrealized gain at December 31, 2012.  These changes in the unrealized gain are indicative of the recent sales of securities as well as the recent increase in longer-term interest rates. Although not reflected in the financial results of the Company, the held-to-maturity portfolio had $41.2 million of net unrealized gains as of June 30, 2013.

Table 6: Investment Securities

	June 30, 2013		December 31, 2012		June 30, 2012
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$539,979	$577,820	$548,634	$607,715	$547,294	$609,347
Obligations of state and political subdivisions	61,826	65,022	65,742	71,592	69,669	75,376
Government agency mortgage-backed securities	14,475	14,623	20,578	21,657	27,822	29,491
Corporate debt securities	2,914	2,937	2,924	2,977	2,935	2,938
Other securities	13	13	16	16	27	27
Total held-to-maturity portfolio	619,207	660,415	637,894	703,957	647,747	717,179

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	764,446	757,870	988,217	1,079,257	994,415	1,089,292
Obligations of state and political subdivisions	604,692	610,843	629,883	662,892	685,086	713,232
Government agency mortgage-backed securities	232,707	238,687	253,013	269,951	277,971	298,314
Pooled trust preferred securities	56,796	47,290	61,979	49,600	64,688	48,786
Government agency collateralized mortgage obligations	25,222	26,338	32,359	33,935	38,713	39,910
Corporate debt securities	24,082	24,798	24,136	25,357	14,995	16,231
Marketable equity securities	351	478	351	402	381	382
Total available-for-sale portfolio	1,708,296	1,706,304	1,989,938	2,121,394	2,076,249	2,206,147

Other Securities:
Federal Home Loan Bank common stock	20,171	20,171	38,111	38,111	57,452	57,452
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	15,451	15,451
Other equity securities	4,780	4,780	5,078	5,078	5,121	5,121
Total other securities	41,001	41,001	59,239	59,239	78,024	78,024

Total investments	$2,368,504	$2,407,720	$2,687,071	$2,884,590	$2,802,020	$3,001,350

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $58.0 million and unrealized losses of $9.5 million at June 30, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of June 30, 2013, an additional 41% - 44% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at June 30, 2013 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2013.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at June 30, 2013.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to, nor is it likely that it will be required to, sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of June 30, 2013 and thus are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of June 30, 2013

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 6/30/13	$16,108	$20,112	$20,576
Fair value at 6/30/13	$12,452	$17,238	$17,600
Unrealized loss at 6/30/13	$3,656	$2,874	$2,976
Rating (Moody’s/Fitch/S&P)	(A3/BBB/BB-)	(A2/BBB/BB-)	(A3/BBB/B)
Number of depository institutions/companies in issuance	61/68	40/47	43/52
Deferrals and defaults as a percentage of collateral	30.2%	26.1%	25.2%
Excess subordination	41.4%	38.9%	38.6%

Loans

As shown in Table 8, loans ended the second quarter at $3.94 billion, up $374.3 million or 10.5% from one year earlier and up $70.4 million or 1.8% from the end of 2012.  The growth during the last twelve months was attributable the acquisition of 16 HSBC branches and three First Niagara branches in the third quarter of 2012, as well as strong organic growth in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft demand in a very competitive business lending market and declining demand for home equity loans.

Table 8: Loans

(000's omitted)	June 30, 2013		December 31, 2012		June 30, 2012
Consumer mortgage	$1,527,341	38.8%	$1,448,415	37.5%	$1,289,155	36.2%
Business lending	1,225,671	31.1%	1,233,944	31.9%	1,216,309	34.2%
Consumer indirect	663,924	16.9%	647,518	16.8%	591,249	16.6%
Consumer direct	171,727	4.4%	171,474	4.4%	154,402	4.3%
Home equity	347,335	8.8%	364,225	9.4%	310,555	8.7%
Total loans	$3,935,998	100.0%	$3,865,576	100.0%	$3,561,670	100.0%

Consumer mortgages increased $238.2 million from one year ago and increased $78.9 million from December 31, 2012.  Excluding the consumer mortgages acquired from the HSBC and First Niagara acquisitions, consumer mortgages increased $199.9 million from June 30, 2012.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the first quarter of 2013 and sold $4.6 million in the secondary market during the second quarter of 2013.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $9.4 million from June 30, 2012 and decreased $8.3 million from December 31, 2012, as contractual and other unscheduled principal reductions continued to offset new loan generation.  Excluding the business loans acquired from the HSBC and First Niagara branches, business loans decreased $15.2 million from June 30, 2012.  Customer demand has remained soft and competition high in the small and middle market segments the Company operates in due primarily to general economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $90.0 million on a year-over-year basis.  Excluding the consumer installment loans acquired from the HSBC and First Niagara branch acquisitions, the consumer installment loans increased $82.2 million or 11.0% from one year ago.  During the first quarter of 2013 the consumer installment portfolio declined $13.8 million, consistent with seasonal expectations and regional demand characteristics, then increased $30.4 million in the second quarter of 2013.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets remains stable and favorable.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will enable the Company to maintain its ability to produce solid long-term indirect loan growth.

Home equity loans increased $36.8 million or 11.8% from one year ago.  Excluding the home equity loans acquired from HSBC and First Niagara, the home equity loans decreased $15.8 million from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2013 and 2012 and December 31, 2012.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2013	2012	2012
Nonaccrual loans
Consumer mortgage	$11,892	$11,286	$7,481
Business lending	8,550	13,691	19,746
Consumer indirect	0	0	1
Consumer direct	5	8	0
Home equity	2,550	1,375	1,343
Total nonaccrual loans	22,997	26,360	28,571
Accruing loans 90+ days delinquent
Consumer mortgage	994	1,818	2,883
Business lending	66	247	138
Consumer indirect	181	73	38
Consumer direct	78	71	36
Home equity	120	539	342
Total accruing loans 90+ days delinquent	1,439	2,748	3,437
Nonperforming loans
Consumer mortgage	12,886	13,104	10,364
Business lending	8,616	13,938	19,884
Consumer indirect	181	73	39
Consumer direct	83	79	36
Home equity	2,670	1,914	1,685
Total nonperforming loans	24,436	29,108	32,008

Other real estate owned (OREO)	5,066	4,788	2,899
Total nonperforming assets	$29,502	$33,896	$34,907

Nonperforming loans / total loans	0.62%	0.75%	0.90%
Nonperforming assets / total loans and other real estate	0.75%	0.88%	0.98%
Delinquent loans (30 days old to nonaccruing) to total loans	1.50%	1.92%	1.71%
Net charge-offs to average loans outstanding (quarterly)	0.08%	0.23%	0.24%
Net charge-offs to average legacy loans outstanding (quarterly)	0.07%	0.19%	0.16%
Loan loss provision to net charge-offs (quarterly)	173%	108%	101%
Legacy loan loss provision to net charge-offs (quarterly) (1)	210%	116%	180%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at June 30, 2013 were $29.5 million, a $4.4 million decrease versus the level at the end of 2012 and a $5.4 million decrease as compared to one year earlier.  Nonperforming loans decreased $4.7 million from year-end 2012 and were down $7.6 million from June 30, 2012, primarily due to certain large nonperforming loans being classified as other real estate owned (“OREO”) at June 30, 2013.  OREO of $5.1 million increased $0.3 million and $2.2 million from December 31, 2012 and June 30, 2012, respectively.  The Company is managing 33 OREO properties at June 30, 2013 as compared to 26 OREO properties at December 31, 2012 and 22 OREO properties at June 30, 2012.  Nonperforming loans were 0.62% of total loans outstanding at the end of the second quarter, 13 and 28 basis points lower than the levels at December 31, 2012 and June 30, 2012, respectively.

Approximately 35% of the nonperforming loans at June 30, 2013 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic slowdown, certain businesses’ financial performance and position deteriorated, and in certain cases have not yet fully recovered, and consequently the level of nonperforming business loans remains higher than historical levels.  Approximately 53% of nonperforming loans at June 30, 2013 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time to complete the consumer foreclosure process.  The remaining 12 percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 178% at the end of the second quarter, as compared to 147% at year-end 2012 and 131% at June 30, 2012.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.50% at the end of the second quarter, 42 basis points below the 1.92% at year-end 2012 and 21 basis points lower than the 1.71% at June 30, 2012.  The delinquency rate for business lending decreased as compared to both December 31, 2012 and June 30, 2012.  The consumer installment, consumer mortgage and home equity loan delinquency ratios at the end of the second quarter decreased in comparison to December 31, 2012 but were higher than the delinquency ratios at June 30, 2012.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$42,913	$41,809	$42,888	$42,213
Charge-offs:
Consumer mortgage	229	150	600	419
Business lending	280	1,662	1,064	3,227
Consumer indirect	997	1,134	1,888	2,173
Consumer direct	407	273	952	730
Home equity	135	65	320	181
Total charge-offs	2,048	3,284	4,824	6,730
Recoveries:
Consumer mortgage	7	4	13	17
Business lending	102	178	244	333
Consumer indirect	913	782	1,871	1,824
Consumer direct	257	182	555	354
Home equity	8	2	12	18
Total recoveries	1,287	1,148	2,695	2,546
Net charge-offs	761	2,136	2,129	4,184
Provision for loans losses	1,321	2,155	2,714	3,799
Allowance for loan losses at end of period	$43,473	$41,828	$43,473	$41,828

Allowance for loan losses / total loans	1.10%	1.17%	1.10%	1.17%
Allowance for legacy loan losses / total legacy loans (1)	1.19%	1.28%	1.19%	1.28%
Allowance for loan losses / nonperforming loans	178%	131%	178%	131%
Allowance for legacy loan losses / nonperforming loans (1)	215%	161%	215%	161%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.06%	0.05%	0.08%	0.06%
Business lending	0.06%	0.49%	0.13%	0.48%
Consumer indirect	0.05%	0.25%	0.01%	0.13%
Consumer direct	0.35%	0.24%	0.47%	0.50%
Home equity	0.14%	0.08%	0.18%	0.10%
Total loans	0.08%	0.24%	0.11%	0.24%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 10, net charge-offs during the second quarter of 2013 were $0.8 million, $1.4 million lower than the equivalent 2012 period.  Net charge-offs for the six months ended June 30, 2013 were $2.1 million, $2.1 million lower than the first six months of 2012.  Second quarter net charge-offs for the business lending and the consumer indirect installment portfolio decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer mortgage, consumer direct installment and home equity portfolios experienced higher levels of net charge-offs in the second quarter of 2013 as compared to the second quarter of 2012.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.08%, 19 basis points and 16 basis points lower than the fourth quarter and second quarter of 2012, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $1.3 million in the second quarter and was $0.8 million below the equivalent prior year period.  The second quarter 2013 loan loss provision was $0.6 million higher than the level of net charge-offs for the quarter, reflective of the growth in the portfolio and the continuation of generally stable and favorable asset quality metrics.  The $2.7 million provision for loan losses for the first half of 2013 was comprised of a $2.4 million provision for legacy loans, a $0.1 million provision for acquired non-impaired loans and a $0.2 million provision for acquired impaired loans.  The combined YTD provision was $1.1 million lower than the equivalent prior year period.  The allowance for loan losses of $43.5 million as of June 30, 2013 increased $1.6 million from the level one year ago.  The increased proportion of lower-risk consumer mortgages and home equity loans in the portfolio have a major influence on the determination of reserve levels, resulting in an allowance for loan loss to total legacy loans ratio of 1.19% at June 30, 2013, nine basis points lower than June 30, 2012 and two basis points lower than year-end 2012.

As of June 30, 2013, the purchase discount related to the $399 million of remaining non-impaired loan balances acquired from HSBC, First Niagara and Wilber National Bank approximated $14.3 million or 3.6% of that portfolio, with an additional $1.0 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 11, average deposits of $5.68 billion in the second quarter were up $766.6 million compared to the second quarter of 2012 and increased $33.4 million versus the fourth quarter of last year.  Excluding the impact of the HSBC and First Niagara branch acquisitions, average quarterly deposits at June 30, 2013 increased $81.7 million or 1.7% from the second quarter of 2012.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.44% in the second quarter of 2012 to 0.24% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average second quarter non-public fund deposits decreased slightly versus the fourth quarter of 2012 and increased $740.5 million or 17% compared to the year earlier period.  Excluding the impact of the HSBC and First Niagara branch acquisition, average non-public fund deposits increased $79.8 million or 1.8% from the second quarter of 2012.  Average public fund deposits in the second quarter increased $37.5 million, or 7.3%, from the fourth quarter 2012 and $26.1 million, or 5.0%, from the second quarter of 2012, primarily due to the HSBC and First Niagara branch acquisitions and normal seasonal fluctuations.  Excluding the impact of the HSBC and First Niagara branch acquisitions, average public fund deposits increased $1.8 million or 0.4% from the second quarter of 2012.  Public fund deposits as a percentage of total deposits decreased from 10.7% in the second quarter 2012 to 9.7% in the current quarter.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2013	2012	2012
Noninterest checking deposits	$1,095,774	$1,098,193	$907,153
Interest checking deposits	1,211,417	1,130,859	988,993
Regular savings deposits	978,815	940,180	707,127
Money market deposits	1,431,989	1,438,139	1,261,363
Time deposits	958,985	1,036,169	1,045,730
Total deposits	$5,676,980	$5,643,540	$4,910,366

Nonpublic fund deposits	$5,127,693	$5,131,777	$4,387,175
Public fund deposits	549,287	511,763	523,191
Total deposits	$5,676,980	$5,643,540	$4,910,366

Borrowings

At the end of the second quarter external borrowings of $424.4 million were $405.7 million or 49% lower than borrowings at December 31, 2012, and were $835.5 million lower than the end of the second quarter of 2012.  Short term borrowings from the FHLB were used to fund the purchase of investment securities during the first half of 2012 as part of the pre-investment of the anticipated liquidity coming from the pending branch acquisitions.  Upon the completion of the HSBC branch acquisition in July of 2012, these additional borrowings were repaid.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $366.6 million of the Company’s existing FHLB borrowings with $47.8 million of early extinguishment costs in the first quarter of 2013.  In April 2013, the Company sold additional investment securities and retired $135.0 million of FHLB borrowings with $15.7 million of early extinguishment costs.  These actions enhanced the Company’s  regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  The cost of funds on total borrowings in the second quarter of 3.36% was 51 basis points higher than the year-earlier period due to the utilization of very low rate overnight borrowings in the second quarter of 2012.

Shareholders’ Equity

Total shareholders’ equity of $850.0 million at the end of the second quarter declined $52.7 million from the balance at December 31, 2012.  This decrease consisted of an $82.1 million decrease in other comprehensive income, primarily due to the sale of investment securities and an increase in long-term interest rates, and dividends declared of $21.5 million, partially offset by net income of $41.4 million, $7.4 million from shares issued under the employee stock plan and $2.1 million from employee stock options earned.  The change in other comprehensive income/(loss) was comprised of a $83.2 million decrease in the after-tax market value adjustment on the available for sale investment portfolio due mostly to the sale of investment securities during the first quarter and higher long-term interest rates, partially offset by a positive $1.2 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity decreased by $35.0 million, as a lower market value adjustment on investments and dividends declared more than offset the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.43% at the end of the second quarter, up 103 basis points from year-end 2012 and 45 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2012 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 4.6% while average assets excluding intangibles and the market value adjustment on investments declined 0.3%.  A significant portion of these changes were attributable to the sale of investment securities in the first half of 2013 which lowered average assets.  The Tier I leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 5.7%, while average assets excluding intangibles and the market value adjustment decreased 5.8%, due to the sale of investment securities in the first half of 2013.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.43% decreased 19 basis points from December 31, 2012 and 66 basis points versus June 30, 2012.  The decrease in the tangible equity ratio from the prior year was mostly attributable to a proportionally larger decrease in tangible equity than the decline in asset levels due to a significant reduction of investment market value adjustment as a result of the sale of investment securities and higher interest rates.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2013 was 52.1%, up from 51.3% for the first six months of 2012.  Net income increased 3.7% over the prior year period, while dividends declared increased 5.2%.  The Company’s quarterly dividend per share was raised from $0.26 to $0.27 in July 2012 and the number of common shares outstanding increased 1.6% over the last twelve months.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $322 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2013, the Bank had $149 million of cash and cash equivalents of which $7 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $918 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.3 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2013, this ratio was 18.0% for 30-days and 18.0% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2013, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2013 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 37, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 68% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) account for 30% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 2% of the portfolio is comprised of other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2013 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2013
+200 basis points	($4,429,000)
0 basis points	($574,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding of assets.  In the short term (year 1) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (year 2-5), the growth in NII improves in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of June 30, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the second quarter of 2013:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares	Maximum Number of Shares
	Number of	Average	Purchased as Part of	That May Yet be Purchased
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	Under the Plans or Programs
April 1-30, 2013 (1)	0	$ 0.00	0	2,000,000
May 1-31, 2013 (1)	360	29.72	0	2,000,000
June 1-30, 2013 (1)	0	0.0	0	2,000,000
Total	360	$29.72

(1) The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to an employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

3.1	Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on May 14, 2013.

31.1
 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
    Act of 2002. (2)

32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	XBRL Instance Document. (3)
101.SCH	XBRL Taxonomy Extension Schema Document. (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (3)

(1) Filed herewith.
(2) Furnished herewith.
(3)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: August 9, 2013	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: August 9, 2013	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer