Form 10-Q
period 2013-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2013-11-08
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,356,426 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2013.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2013 and December 31, 2012	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and nine months ended September 30, 2013 and 2012	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2013	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2013 and 2012	7

	Notes to the Consolidated Financial Statements
	September 30, 2013	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$174,205	$228,558

Available-for-sale investment securities (cost of $1,852,496 and $1,989,938, respectively)	1,848,652	2,121,394
Held-to-maturity investment securities (fair value of $656,688 and $703,957, respectively)	617,910	637,894
Other securities, at cost	52,012	59,239

Loans held for sale, at fair value	945	0

Loans	4,025,455	3,865,576
Allowance for loan losses	(44,083)	(42,888)
Net loans	3,981,372	3,822,688

Goodwill, net	369,703	369,703
Core deposit intangibles, net	11,772	14,492
Other intangibles, net	2,260	2,939
Intangible assets, net	383,735	387,134

Premises and equipment, net	91,826	89,938
Accrued interest and fee receivable	27,729	32,305
Other assets	123,631	117,650

Total assets	$7,302,017	$7,496,800

Liabilities:
Noninterest-bearing deposits	$1,158,013	$1,110,994
Interest-bearing deposits	4,529,320	4,517,045
Total deposits	5,687,333	5,628,039

Borrowings	567,116	728,061
Subordinated debt held by unconsolidated subsidiary trusts	102,091	102,073
Accrued interest and other liabilities	79,798	135,849
Total liabilities	6,436,338	6,594,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,078,215 and
40,421,493 shares issued, respectively	41,078	40,421
Additional paid-in capital	392,549	378,413
Retained earnings	477,568	447,018
Accumulated other comprehensive (loss) income	(28,401)	54,334
Treasury stock, at cost (782,173 and 795,560 shares, respectively)	(17,115)	(17,408)
Total shareholders' equity	865,679	902,778

Total liabilities and shareholders' equity	$7,302,017	$7,496,800

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$47,606	$48,590	$141,136	$143,305
Interest and dividends on taxable investments	13,394	16,762	41,176	48,487
Interest and dividends on nontaxable investments	5,132	6,042	15,885	17,658
Total interest income	66,132	71,394	198,197	209,450

Interest expense:
Interest on deposits	2,530	4,402	8,375	14,291
Interest on borrowings	2,368	7,535	10,473	22,648
Interest on subordinated debt held by unconsolidated subsidiary trusts	633	682	1,891	2,056
Total interest expense	5,531	12,619	20,739	38,995

Net interest income	60,601	58,775	177,458	170,455
Provision for loan losses	2,093	2,643	4,807	6,442
Net interest income after provision for loan losses	58,508	56,132	172,651	164,013

Noninterest income:
Deposit service fees	12,703	12,057	36,643	33,461
Other banking services	1,671	1,405	3,729	3,295
Benefit trust, administration, consulting and actuarial fees	9,397	8,912	28,564	26,549
Wealth management services	3,823	3,194	11,566	9,427
Gain on sales of investment securities	0	291	63,799	291
Loss on debt extinguishments	0	0	(63,500)	0
Total noninterest income	27,594	25,859	80,801	73,023

Noninterest expenses:
Salaries and employee benefits	30,448	28,126	91,217	82,395
Occupancy and equipment	6,448	6,541	20,263	19,134
Data processing and communications	6,998	6,085	20,334	17,502
Amortization of intangible assets	1,089	1,212	3,408	3,343
Legal and professional fees	1,897	1,703	5,363	5,650
Office supplies and postage	1,566	1,345	4,579	4,195
Business development and marketing	1,973	1,312	5,256	4,360
FDIC insurance premiums	923	919	2,923	2,728
Acquisition expenses	71	4,796	71	5,221
Other	3,631	4,046	10,558	10,330
Total noninterest expenses	55,044	56,085	163,972	154,858

Income before income taxes	31,058	25,906	89,480	82,178
Income taxes	9,069	7,539	26,128	23,914
Net income	$21,989	$18,367	$63,352	$58,264

Basic earnings per share	$0.55	$0.46	$1.58	$1.48
Diluted earnings per share	$0.54	$0.46	$1.56	$1.46

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$1,011	$924	$3,032	$2,774
Tax effect	(392)	(359)	(1,176)	(1,076)
Amortization of actuarial losses included in net periodic pension cost, net	619	565	1,856	1,698

Amortization of prior service cost included in net periodic pension cost, gross	(30)	(242)	(91)	(727)
Tax effect	11	94	35	282
Amortization of prior service cost included in net periodic pension cost, net	(19)	(148)	(56)	(445)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	600	417	1,800	1,253

Unrealized gains on securities:
Net unrealized holding (losses) gains arising during period, gross	(1,852)	14,067	(71,501)	58,452
Tax effect	567	(5,325)	26,746	(22,545)
Net unrealized holding (losses) gains arising during period, net	(1,285)	8,742	(44,755)	35,907

Reclassification adjustment for net gains included in net income, gross	0	(291)	(63,799)	(291)
Tax effect	0	102	24,019	102
Reclassification adjustment for net gains included in net income, net	0	(189)	(39,780)	(189)

Other comprehensive loss related to unrealized (loss)gain on available-for-sale securities, net of taxes	(1,285)	8,553	(84,535)	35,718

Other comprehensive (loss)income, net of tax	(685)	8,970	(82,735)	36,971
Net income	21,989	18,367	63,352	58,264
Comprehensive income(loss)	$21,304	$27,337	($19,383)	$95,235

	As of
	September 30,	December 31,
	2013	2012
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($42,292)	($45,232)
Tax effect	16,307	17,447
Net unrealized loss for pension and other postretirement obligations	(25,985)	(27,785)

Unrealized (loss)gain on available-for-sale securities	(3,844)	131,456
Tax effect	1,428	(49,337)
Net unrealized (loss)gain on available-for-sale securities	(2,416)	82,119

Accumulated other comprehensive (loss) income	($28,401)	$54,334

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2013
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2012	39,625,933	$40,421	$378,413	$447,018	$54,334	($17,408)	$902,778

Net income				63,352			63,352

Other comprehensive loss, net of tax					(82,735)		(82,735)

Cash dividends declared:
Common, $0.82 per share				(32,802)			(32,802)

Common stock issued under
employee stock plan,
including tax benefits of $1,183	670,109	657	11,122			293	12,072

Stock-based compensation			3,014				3,014

Balance at September 30, 2013	40,296,042	$41,078	$392,549	$477,568	($28,401)	($17,115)	$865,679

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$63,352	$58,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,058	8,487
Amortization of intangible assets	3,408	3,343
Net accretion of premiums and discounts on securities and borrowings	(4,081)	(4,167)
Stock-based compensation	3,014	2,855
Provision for loan losses	4,807	6,442
Amortization of mortgage servicing rights	409	536
Income from bank-owned life insurance policies	(775)	(833)
Gain on sales of investment securities	(63,799)	(291)
Loss on debt extinguishments	63,500	0
Net loss/(gain) from sale of loans and other assets	248	229
Net change in loans held for sale	(913)	488
Change in other assets and liabilities	(6,297)	12,815
Net cash provided by operating activities	71,931	88,168
Investing activities:
Proceeds from sales of available-for-sale investment securities	711,540	5,378
Proceeds from maturities of available-for-sale investment securities	158,849	144,958
Proceeds from maturities of held-to-maturity investment securities	27,074	20,517
Proceeds from sale of other investment securities	7,229	275
Purchases of available-for-sale investment securities	(666,841)	(745,074)
Purchases of held-to-maturity investment securities	(5,298)	(107,317)
Purchases of other securities	(2)	(14)
Net increase in loans	(163,491)	(187,154)
Cash received from acquisition, net of cash paid of $0 and $0	0	600,972
Purchases of premises and equipment, net	(11,226)	(7,103)
Net cash provided by (used in) investing activities	57,834	(274,562)
Financing activities:
Net increase in deposits	59,294	115,422
Net change in borrowings, net of payments of $565,145 and $165	(224,445)	(165)
Issuance of common stock	12,072	63,083
Cash dividends paid	(32,222)	(30,084)
Tax benefits from share-based payment arrangements	1,183	1,013
Net cash (used in) provided by financing activities	(184,118)	149,269
Change in cash and cash equivalents	(54,353)	(37,125)
Cash and cash equivalents at beginning of period	228,558	324,878
Cash and cash equivalents at end of period	$174,205	$287,753

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,935	$39,355
Cash paid for income taxes	19,328	16,217
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	11,279	10,682
Transfers from loans to other real estate	5,024	2,571
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	0	165,885
Fair value of liabilities assumed	0	798,031

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2013 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

In July 2013, Community Bank, N.A. (the “Bank”) entered into a purchase and assumption agreement to acquire eight branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A.  Under the terms of the agreement, Community Bank will acquire approximately $340 million in deposits at a deposit premium of approximately 2.4% and approximately $1 million of loans.  The transaction is expected to close during the fourth quarter of 2013.

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million in the three and nine months ended September 30, 2013 and $4.8 million and $5.2 million in the three and nine months ended September 30, 2012, respectively, and have been separately stated in the Consolidated Statements of Income.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2013.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$540,649	$38,553	$2,717	$576,485	$548,634	$59,081	$0	$607,715
Obligations of state and political subdivisions	61,638	2,863	0	64,501	65,742	5,850	0	71,592
Government agency mortgage-backed securities	12,706	41	1	12,746	20,578	1,079	0	21,657
Corporate debt securities	2,909	39	0	2,948	2,924	53	0	2,977
Other securities	8	0	0	8	16	0	0	16
Total held-to-maturity portfolio	$617,910	$41,496	$2,718	$656,688	$637,894	$66,063	$0	$703,957

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$888,404	$2,824	$13,956	$877,272	$988,217	$91,040	$0	$1,079,257
Obligations of state and political subdivisions	621,802	15,352	11,159	625,995	629,883	33,070	61	662,892
Government agency mortgage-backed securities	238,348	9,191	2,640	244,899	253,013	16,989	51	269,951
Pooled trust preferred securities	56,540	0	5,289	51,251	61,979	0	12,379	49,600
Corporate debt securities	24,055	930	178	24,807	24,136	1,265	44	25,357
Government agency collateralized mortgage obligations	22,996	940	0	23,936	32,359	1,579	3	33,935
Marketable equity securities	351	150	9	492	351	94	43	402
Total available-for-sale portfolio	$1,852,496	$29,387	$33,231	$1,848,652	$1,989,938	$144,037	$12,581	$2,121,394

Other Securities:
Federal Home Loan Bank common stock	$31,187			$31,187	$38,111			$38,111
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,775			4,775	5,078			5,078
Total other securities	$52,012			$52,012	$59,239			$59,239

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater, than twelve months is as follows:

As of September 30, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	5	$99,031	$2,717	0	$0	$0	5	$99,031	$2,717
Government agency mortgage-backed securities	2	1,127	1	0	0	0	2	1,127	1
Total held-to-maturity portfolio	7	$100,158	$2,718	0	$0	$0	7	$100,158	$2,718

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	25	$641,200	$13,956	0	$0	$0	25	$641,200	$13,956
Obligations of state and political subdivisions	314	206,198	11,125	2	904	34	316	207,102	11,159
Government agency mortgage-backed securities	45	61,198	2,508	1	1,555	132	46	62,753	2,640
Pooled trust preferred securities	0	0	0	3	51,251	5,289	3	51,251	5,289
Corporate debt securities	1	3,038	23	1	2,749	155	2	5,787	178
Government agency collateralized mortgage obligations	0	0	0	1	7	0	1	7	0
Marketable equity securities	1	192	9	0	0	0	1	192	9
Total available-for-sale portfolio	386	911,826	27,621	8	56,466	5,610	394	968,292	33,231
Total investment portfolio	393	$1,011,984	$30,339	8	$56,466	$5,610	401	$1,068,450	$35,949

As of December 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$11,503	$61	0	$0	$0	19	$11,503	$61
Government agency mortgage-backed securities	8	14,354	51	0	0	0	8	14,354	51
Pooled trust preferred securities	0	0	0	3	49,600	12,379	3	49,600	12,379
Corporate debt securities	1	2,905	44	0	0	0	1	2,905	44
Government agency collateralized mortgage obligations	4	426	2	2	1,041	1	6	1,467	3
Marketable equity securities	0	0	0	1	158	43	1	158	43
Total available-for-sale/investment portfolio	32	$29,188	$158	6	$50,799	$12,423	38	$79,987	$12,581

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current total par value of $57.7 million and unrealized losses of $5.3 million at September 30, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of September 30, 2013, an additional 41% - 44% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed as of September 30, 2013 and management concluded that it does not believe any individual unrealized loss represents an other-than-temporary impairment.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management believes the unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are typically general purpose debt obligations of various states and political subdivisions.  The majority of the obligations of state and political subdivisions carry a credit rating of A or better, as well as a secondary level of credit enhancement.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, prior to recovery of the amortized cost.  Thus, management does not believe any individual unrealized loss as of September 30, 2013 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$8,413	$8,465	$31,654	$32,117
Due after one through five years	427,267	463,526	148,887	153,709
Due after five years through ten years	121,465	120,742	988,465	987,770
Due after ten years	48,059	51,209	421,795	405,729
Subtotal	605,204	643,942	1,590,801	1,579,325
Government agency collateralized mortgage obligations	0	0	22,996	23,936
Government agency mortgage-backed securities	12,706	12,746	238,348	244,899
Total	$617,910	$656,688	$1,852,145	$1,848,160

During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retirement of a portion of the Company’s existing FHLB borrowings.  During the first half of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, realizing $63.8 million of gains.  The proceeds from those sales were utilized to retire $501.6 million of FHLB borrowings with $63.5 million of associated early extinguishments costs.

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

The balance of these classes are summarized as follows:

	September 30,	December 31,
(000's omitted)	2013	2012
Consumer mortgage	$1,570,607	$1,448,415
Business lending	1,214,796	1,233,944
Consumer indirect	713,310	647,518
Consumer direct	178,496	171,474
Home equity	348,246	364,225
Gross loans, including deferred origination costs	4,025,455	3,865,576
Allowance for loan losses	(44,083)	(42,888)
Loans, net of allowance for loan losses	$3,981,372	$3,822,688

The outstanding balance related to credit impaired acquired loans was $17.6 million and $22.4 million at September 30, 2013 and December 31, 2012, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2012	$1,770
Accretion recognized, year-to-date	(846)
Net reclassification to accretable from nonaccretable	73
Balance at September 30, 2013	$997

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2013:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$15,159	$1,914	$10,026	$27,099	$1,460,227	$1,487,326
Business lending	4,901	5	5,318	10,224	1,015,686	1,025,910
Consumer indirect	9,510	380	14	9,904	698,625	708,529
Consumer direct	1,551	137	4	1,692	167,003	168,695
Home equity	2,064	35	2,003	4,102	270,360	274,462
Total	$33,185	$2,471	$17,365	$53,021	$3,611,901	$3,664,922

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 - 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$930	$57	$1,596	$2,583	$0	$80,698	$83,281
Business lending	405	0	2,387	2,792	9,937	176,157	188,886
Consumer indirect	237	0	0	237	0	4,544	4,781
Consumer direct	290	24	0	314	0	9,487	9,801
Home equity	350	98	365	813	0	72,971	73,784
Total	$2,212	$179	$4,348	$6,739	$9,937	$343,857	$360,533
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2013			December 31, 2012
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$842,417	$118,256	$960,673	$818,469	$144,869	$963,338
Special mention	95,057	30,698	125,755	92,739	32,328	125,067
Classified	86,915	29,995	116,910	90,035	40,132	130,167
Doubtful	1,521	0	1,521	1,611	0	1,611
Acquired impaired	0	9,937	9,937	0	13,761	13,761
Total	$1,025,910	$188,886	$1,214,796	$1,002,854	$231,090	$1,233,944

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

The following table details the balances in all other loan categories at September 30, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,475,386	$708,135	$168,554	$272,424	$2,624,499
Nonperforming	11,940	394	141	2,038	14,513
Total	$1,487,326	$708,529	$168,695	$274,462	$2,639,012

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$81,628	4,781	9,777	73,321	$169,507
Nonperforming	1,653	0	24	463	2,140
Total	$83,281	$4,781	$9,801	$73,784	$171,647

The following table details the balances in all other loan categories at December 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,334,868	$637,284	$156,187	$274,922	$2,403,261
Nonperforming	10,419	73	79	1,535	12,106
Total	$1,345,287	$637,357	$156,266	$276,457	$2,415,367

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$100,443	$10,161	$15,208	$87,389	$213,201
Nonperforming	2,685	0	0	379	3,064
Total	$103,128	$10,161	$15,208	$87,768	$216,265

All loan classes are collectively evaluated for impairment except business lending, as described in Note B.  A summary of individually evaluated impaired loans as of September 30, 2013 and December 31, 2012 follows:

	September 30,	December 31,
(000’s omitted)	2013	2012
Loans with allowance allocation	$1,746	$1,611
Loans without allowance allocation	1,653	7,798
Carrying balance	3,399	9,409
Contractual balance	5,100	12,804
Specifically allocated allowance	654	800

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

Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  Included in the impaired loan balances above was one TDR totaling $1.6 million with a specific reserve of $0.4 million.  TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.

Information regarding troubled debt restructurings as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013						December 31, 2012
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	11	$814	50	$2,291	61	$3,105	3	$160	45	$2,074	48	$2,234
Business lending	7	2,095	3	303	10	2,398	10	3,046	0	0	10	3,046
Consumer indirect	2	10	103	706	105	716	0	0	106	718	106	718
Consumer direct	0	0	31	143	31	143	0	0	19	116	19	116
Home equity	6	67	21	378	27	445	5	70	19	266	24	336
Total	26	$2,986	208	$3,821	234	$6,807	18	$3,276	189	$3,174	207	$6,450

The following table presents information related to loans modified in a TDR during the three and nine months ended September 30, 2013.  Of the loans noted in the table below, all loans for the three months ended September 30, 2013, and all but two loans for nine months ended September 30, 2013, were modified due to a Chapter 7 bankruptcy as described previously.  The others were a business loan restructured via an extension of term and a consumer mortgage restructured via an extension of term and a rate concession.  The financial effects of these restructurings were immaterial.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	6	$384	20	$1,151
Business lending	1	155	4	437
Consumer indirect	5	83	27	253
Consumer direct	2	2	15	67
Home equity	4	148	9	192
Total	18	$772	75	$2,100

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473
Charge-offs	(217)	(1,012)	(1,186)	(348)	(59)	0	(59)	(2,881)
Recoveries	2	375	811	206	4	0	0	1,398
Provision	443	625	1,074	253	95	(500)	103	2,093
Ending balance	$7,601	$18,271	$10,068	$3,165	$1,714	$2,245	$1,019	$44,083

	Three Months Ended September 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$6,313	$18,698	$8,670	$3,223	$1,392	$3,112	$420	$41,828
Charge-offs	(293)	(1,100)	(1,460)	(344)	(39)	0	0	(3,236)
Recoveries	17	454	850	259	2	0	0	1,582
Provision	730	510	1,340	220	40	(390)	193	2,643
Ending balance	$6,767	$18,562	$9,400	$3,358	$1,395	$2,722	$613	$42,817

	Nine Months Ended September 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(817)	(2,075)	(3,075)	(1,300)	(379)	0	(59)	(7,705)
Recoveries	15	619	2,682	761	16	0	0	4,093
Provision	1,333	1,714	855	401	626	(421)	299	4,807
Ending balance	$7,601	$18,271	$10,068	$3,165	$1,714	$2,245	$1,019	$44,083

	Nine Months Ended September 30, 2012
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$4,651	$20,574	$8,960	$3,290	$1,130	$3,222	$386	$42,213
Charge-offs	(712)	(4,327)	(3,633)	(1,074)	(220)	0	0	(9,966)
Recoveries	34	787	2,674	613	20	0	0	4,128
Provision	2,794	1,528	1,399	529	465	(500)	227	6,442
Ending balance	$6,767	$18,562	$9,400	$3,358	$1,395	$2,722	$613	$42,817

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$38,958	($27,186)	$11,772	$38,958	($24,466)	$14,492
Other intangibles	9,442	(7,182)	2,260	9,432	(6,493)	2,939
Total amortizing intangibles	$48,400	($34,368)	$14,032	$48,390	($30,959)	$17,431

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Oct - Dec 2013	$1,034
2014	3,599
2015	2,806
2016	2,096
2017	1,479
Thereafter	3,018
Total	$14,032

Shown below are the components of the Company’s goodwill at September 30, 2013:

(000’s omitted)	December 31, 2012	Activity	September 30, 2013
Goodwill	$374,527	$0	$374,527
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$369,703	$0	$369,703

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.85%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.90%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$985	$848	$2,955	$2,544	$0	$0	$0	$0
Interest cost	1,029	1,098	3,086	3,295	22	29	66	86
Expected return on plan assets	(2,710)	(2,299)	(7,612)	(6,897)	0	0	0	0
Amortization of unrecognized net loss	1,008	922	3,023	2,765	3	3	9	9
Amortization of prior service cost	14	(37)	43	(110)	(45)	(206)	(134)	(617)
Net periodic benefit cost	$326	$532	$1,495	$1,597	($20)	($174)	($59)	($522)

During July 2013, the Company made a contribution to its defined benefit pension plan of $10.0 million.  No other contributions are required in 2013.

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2013 and approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2013, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months September 30, 2012 and approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the nine months September 30, 2012 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2013	2012	2013	2012
Net income	$21,989	$18,367	$63,352	$58,264
Income attributable to unvested stock-based compensation awards	(121)	(125)	(315)	(372)
Income available to common shareholders	21,868	18,242	63,037	57,892

Weighted-average common shares outstanding – basic	40,121	39,384	39,914	39,095
Basic earnings per share	$0.55	$0.46	$1.58	$1.48

Net income	$21,989	$18,367	$63,352	$58,264
Income attributable to unvested stock-based compensation awards	(121)	(125)	(315)	(372)
Income available to common shareholders	21,868	18,242	63,037	57,892

Weighted-average common shares outstanding – basic	40,121	39,384	39,914	39,095
Assumed exercise of stock options	506	486	474	496
Weighted-average common shares outstanding – diluted	40,627	39,870	40,388	39,591

Diluted earnings per share	$0.54	$0.46	$1.56	$1.46
Cash dividends declared per share	$0.28	$0.27	$0.82	$0.79

Stock Repurchase Program
At its December 2012 meeting, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2013.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no open market treasury stock purchases in 2012 or the first nine months of 2013.  There were approximately 24,000 common shares repurchased during the nine months ended September 30, 2013 that were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2013	December 31, 2012
Commitments to extend credit	$758,837	$750,178
Standby letters of credit	24,090	24,168
Total	$782,927	$774,346

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of September 30, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.

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

	September 30, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$862,068	$15,204	$0	$877,272
Obligations of state and political subdivisions	0	625,995	0	625,995
Government agency mortgage-backed securities	0	244,899	0	244,899
Pooled trust preferred securities	0	0	51,251	51,251
Corporate debt securities	0	24,807	0	24,807
Government agency collateralized mortgage obligations	0	23,936	0	23,936
Marketable equity securities	492	0	0	492
Total available-for-sale investment securities	862,560	934,841	51,251	1,848,652
Forward sales commitments	0	(129)	0	(129)
Commitments to originate real estate loans for sale	0	0	268	268
Mortgage loans held for sale	0	945	0	945
Total	$862,560	$935,657	$51,519	$1,849,736

	December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$891,803	$187,454	$0	$1,079,257
Obligations of state and political subdivisions	0	662,892	0	662,892
Government agency mortgage-backed securities	0	269,951	0	269,951
Pooled trust preferred securities	0	0	49,600	49,600
Government agency collateralized mortgage obligations	0	33,935	0	33,935
Corporate debt securities	0	25,357	0	25,357
Marketable equity securities	402	0	0	402
Total available-for-sale investment securities/Total	$892,205	$1,179,589	$49,600	$2,121,394

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2013 is approximately $0.9 million.  The unrealized gain on mortgage loans held for sale of approximately $43,000 was recognized in mortgage banking and other income in the consolidated statement of income for the three and nine months ended September 30, 2013.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2013			2012
(000's omitted)	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total	Pooled Trust Preferred Securities
Beginning balance	$47,290	($19)	$47,271	$48,786
Total gains (losses) included in earnings (1)	16	19	35	32
Total gains included in other comprehensive income(2)	4,217	0	4,217	2,769
Principal reductions	(272)	0	(272)	(750)
Commitments to originate real estate loans held for sale	0	268	268	0
Ending balance	$51,251	$268	$51,519	$50,837

(1)	Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2)	Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

	Nine Months Ended September 30,
	2013			2012
(000's omitted)	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total	Pooled Trust Preferred Securities
Beginning balance	$49,600	$0	$49,600	$43,846
Total gains (losses) included in earnings (1)	166	0	166	176
Total gains included in other comprehensive income(2)	7,090	0	7,090	11,136
Principal reductions	(5,605)	0	(5,605)	(4,321)
Commitments to originate real estate loans held for sale	0	268	268	0
Ending balance	$51,251	$268	$51,519	$50,837

(1)	Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount and are reported in interest and dividends on taxable investments.
(2)	Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains on securities in the Statement of Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	September 30, 2013				December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,746	$1,746	$0	$0	$1,186	$1,186
Other real estate owned	0	0	5,218	5,218	0	0	4,788	4,788
Mortgage servicing rights	0	0	1,011	1,011	0	0	1,028	1,028
Total	$0	$0	$7,975	$7,975	$0	$0	$7,002	$7,002

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

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 11% to 67% at September 30, 2013 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.2 million at September 30, 2013 and December 31, 2012.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2012 or the nine months ended September 30, 2013.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of September 30, 2013 are as follows:

(000's omitted)	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$51,251	Consensus pricing	Weighting of offered quotes	75.6% - 98.1% (88.9%)

Impaired loans	1,746	Fair Value of Collateral	Estimated cost of disposal/market adjustment	11.0%-50.0% (39.0%)

Other real estate owned	5,218	Fair Value of Collateral	Estimated cost of disposal/market adjustment	11.0%-66.7% (29.1%)

Mortgage servicing rights	1,011	Discounted cash flow	Weighted average constant prepayment rate	9.9%-35.4% (31.4%)
			Discount rate	3.4%-4.4% (4.0%)
			Adequate compensation	$7/loan

Commitments to originate real estate loans for sale	268	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,025,455	$3,964,894	$3,865,576	$3,881,354
Financial liabilities:
Deposits	5,687,333	5,690,954	5,628,039	5,635,320
Borrowings	567,116	590,074	728,061	820,377
Subordinated debt held by unconsolidated subsidiary trusts	102,091	109,182	102,073	97,899

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2013:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$6,262	($129)
Commitments to originate real estate loans for sale	Other assets	6,835	268
Total derivatives			$139

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and nine months ended September 30, 2013:

		Gain (Loss) recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending September 30, 2013	Nine Months Ending September 30, 2013
Forward sales commitments	Mortgage banking and other services	($110)	($129)
Commitments to originate real estate loans for sale	Mortgage banking and other services	249	268
Total		$139	$139

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

				Consolidated
(000's omitted)	Banking	Other	Eliminations	Total
Three Months Ended September 30, 2013
Net interest income	$60,566	$35	$0	$60,601
Provision for loan losses	2,093	0	0	2,093
Noninterest income	14,372	13,749	(527)	27,594
Amortization of intangible assets	875	214	0	1,089
Other operating expenses	43,497	10,985	(527)	53,955
Income before income taxes	$28,473	$2,585	$0	$31,058
Assets	$7,276,673	$39,863	($14,519)	$7,302,017
Goodwill	$359,207	10,496	$0	$369,703
Three Months Ended September 30, 2012
Net interest income	$58,730	$45	$0	$58,775
Provision for loan losses	2,643	0	0	2,643
Noninterest income	13,753	12,647	(541)	25,859
Amortization of intangible assets	958	254	0	1,212
Other operating expenses	44,796	10,618	(541)	54,873
Income before income taxes	$24,086	$1,820	$0	$25,906
Assets	$7,546,153	$41,303	($17,083)	$7,570,373
Goodwill	$359,207	$10,496	$0	$369,703
Nine Months Ended September 30, 2013
Net interest income	$177,319	$139	$0	$177,458
Provision for loan losses	4,807	0	0	4,807
Noninterest income	40,667	41,851	(1,717)	80,801
Amortization of intangible assets	2,720	688	0	3,408
Other operating expenses	129,674	32,607	(1,717)	160,564
Income before income taxes	$80,785	$8,695	$0	$89,480
Nine Months Ended September 30, 2012
Net interest income	$170,329	$126	$0	$170,455
Provision for loan losses	6,442	0	0	6,442
Noninterest income	37,045	37,608	(1,630)	73,023
Amortization of intangible assets	2,536	807	0	3,343
Other operating expenses	121,902	31,243	(1,630)	151,515
Income before income taxes	$76,494	$5,684	$0	$82,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2013 and 2012, although in some circumstances the second quarter of 2013 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 27.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2013, “third quarter” refers to the quarter ended September 30, 2013 and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 45.

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

For acquired loans that are not deemed impaired at acquisition, purchase discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchase discounts for loans evaluated collectively for impairment.  For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan

•
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio.  Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows and evaluation of collateral values on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate curve, and the selection of discount rates that appropriately reflect market and credit risks.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

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

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”).  During the third quarter, the Company rebranded its First Liberty Bank and Trust operations in Pennsylvania to Community Bank, N.A.  This provided a uniform brand identification to customers across the Bank’s footprint and allows for greater efficiency in marketing efforts at a time when the Bank has announced the acquisition of eight new branch-banking locations in Northeast Pennsylvania from Bank of America, N.A.

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

On July 20, 2012,  the Bank,  completed its acquisition of 16 retail branches in central, northern and western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consisted primarily of core deposits (checking, savings and money market accounts) and the purchased loans consisted of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. (“First Niagara”), (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.

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

Third quarter and September year-to-date net income of $22.0 million and $63.4 million, respectively, were $3.6 million or 20% and $5.1 million or 8.7% higher than the respective prior year periods.  Earnings per share were $0.54 and $1.56 for the three and nine months ended September 30, 2013, $0.08 and $0.10 higher than the third quarter and first nine months of 2012.  Contributing to the higher YTD net income was higher net interest income that resulted from earning asset growth, generated organically and from the HSBC and First Niagara branch acquisitions, partially offset by a lower net interest margin.  Additionally, the higher net income was a result of a lower provision for loan losses and growth of noninterest income.  Noninterest income was up due to incremental deposit service fees, including those from the HSBC and First Niagara acquisitions, higher debit card-related revenue, higher employee benefits administration and consulting revenues, and solid revenue growth from the wealth management businesses, which benefitted from favorable market conditions and organic growth.  These were offset by higher operating expenses due in large part to the additional operating costs from the HSBC and First Niagara acquisitions, as well as a slightly higher effective income tax rate, partially offset by lower non-recurring acquisition expenses.

Asset quality in the third quarter of 2013 remained stable and favorable in comparison to averages for peer financial organizations.  Third quarter nonperforming loan and delinquency loan ratios were lower than those experienced in the last eight quarters.  The current quarter provision for loan losses was lower than the third quarter of 2012 as a result of these favorable asset quality metrics.  The loan net charge-off  ratio for the third quarter of 2013 was higher than the second quarter of 2013, but was lower than the average net charge-off ratio for the last eight quarters.  The Company generated year-over-year average loan growth due to the HSBC and First Niagara branch acquisitions, as well as organic loan growth.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and the retirement of a portion of the Company’s existing FHLB borrowings.  Average deposits in the third quarter of 2013 were higher than the third quarter of 2012 and the fourth quarter of 2012, driven by the HSBC and First Niagara acquisitions and organic deposit growth.

In July 2013, the Company entered into a purchase and assumption agreement to acquire eight branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. (“B of A”).  Under the terms of the agreement, Community Bank will acquire approximately $340 million in deposits at a deposit premium of approximately 2.4%.  The transaction is expected to close during the fourth quarter of 2013.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $22.0 million and $63.4 million, respectively, increased $3.6 million or 20% and $5.1 million or 8.7%, respectively, as compared to the three and nine month periods of 2012.  Earnings per share for the third quarter of $0.54 was $0.08 higher than the EPS generated in the third quarter of 2012 and earnings per share for the first nine months of 2013 increased $0.10 from the amount earned in the first nine months of 2012.  Included in the 2012 results were $4.8 million or $0.08 earnings per share and $5.2 million or $0.09 earnings per share of acquisition expenses for the three and nine months ended September 30, 2012, respectively.

As reflected in Table 1, third quarter and September YTD net interest income of $60.6 million and $177.5 million, respectively, was up $1.8 million and $7.0 million from the comparable prior year periods.  The improvement resulted from a higher net interest margin, primarily due to the balance sheet restructuring activities completed in the first six months of 2013, along with a year-to-date increase in interest-earning assets, primarily due to organic loan growth as well as the HSBC and First Niagara branch acquisitions in the third quarter of 2012.  The provision for loan losses decreased $0.6 million and $1.6 million as compared to the third quarter and first nine months of 2012, respectively, reflective of lower net charge-off levels and the continuation of generally stable and favorable asset quality metrics.

Third quarter and year-to-date noninterest income was $27.6 million and $80.5 million, respectively, up $2.0 million or 7.9% from the third quarter of 2012 and up $7.8 million or 10.7% from the first nine months of 2012, primarily due to the HSBC and First Niagara branch acquisitions and organic growth across the franchise.  Contributing to the increase was a $4.2 million increase in revenue generated during the first nine months of 2013 from the Company’s benefit trust administration and wealth management groups, principally resulting from new customer additions and favorable market conditions.  During the first half of 2013, the Company sold $648.7 million of investment securities, realizing $63.8 million of gains and utilized the proceeds to retire $501.6 million of FHLB borrowings with $63.5 million of early extinguishment costs.

Operating expenses of $55.0 million and $164.0 million for the third quarter and September YTD periods, respectively, decreased $1.0 million or 1.9% as compared to the third quarter of 2012, and increased $9.1 million or 5.9% from the first nine months of 2012.  Excluding non-recurring acquisition expenses, operating expenses increased $3.7 million or 7.2% and $14.3 million or 9.5% for the quarter and YTD periods, respectively, as compared to the comparable periods of 2012, reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2013	2012	2013	2012
Net interest income	$60,601	$58,775	$177,458	$170,455
Provision for loan losses	2,093	2,643	4,807	6,442
Noninterest income	27,594	25,568	80,502	72,732
Gain on sales of investment securities	0	291	63,799	291
Loss on debt extinguishments	0	0	(63,500)	0
Noninterest expenses	55,044	56,085	163,972	154,858
Income before taxes	31,058	25,906	89,480	82,178
Income taxes	9,069	7,539	26,128	23,914
Net income	$21,989	$18,367	$63,352	$58,264

Diluted weighted average common shares outstanding	40,850	40,139	40,587	39,842
Diluted earnings per share	$0.54	$0.46	$1.56	$1.46

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2013 was $64.3 million, a $1.2 million or 1.9% increase from the same period last year, resulting from a $228.3 million decrease in average interest-bearing liabilities and a 15-basis point increase in the net interest margin, more than offsetting the $156.6 million decrease in third quarter interest-earning assets versus the prior year.  As reflected in Table 3, the third quarter rate decrease on interest bearing liabilities and the volume decrease on interest-bearing liabilities had a $7.1 million favorable impact on net interest income while the volume decrease from interest-bearing assets combined with the rate decrease on interest-bearing assets had a $5.9 million unfavorable impact on net interest income.  September YTD net interest income of $188.9 million, as reflected in table 2b, increased $5.7 million or 3.1% from the year-earlier period, a result of a $155.9 million increase in interest-earning assets and a three basis point increase in net interest margin.  The increase in interest-earning assets, the small decrease in interest bearing liabilities and the lower rate on interest-bearing liabilities had a $23.7 million favorable impact that was partially offset by an $18.0 million unfavorable impact from the decrease in the yield on interest-bearing assets.

Average investments, including cash equivalents, for the third quarter and YTD periods were $434.3 million and $201.1 million, lower than the comparable periods of 2012, respectively, reflective of the balance sheet restructuring program completed in the first half of 2013.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, realizing $63.8 million of gains.  The proceeds were utilized to retire $501.6 million of higher rate FHLB borrowings with $63.5 million of associated early extinguishments costs.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the third quarter of 2013, the Company purchased $200 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.

Third quarter and September YTD average loan balances increased $277.6 million and $357.0 million, respectively, as compared to the same periods of 2012, due to the approximately $123 million of acquired HSBC and First Niagara loans in the third quarter of 2012 and strong organic loan growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $101.4 million or 2.3% and $430.9 million or 10.4% for the quarter and YTD periods, respectively, a result of the HSBC and First Niagara branch acquisitions and organic growth during the first half of 2013.  Quarterly and YTD average borrowings decreased $329.7 million and $442.5 million, respectively, reflective of the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings, partially offset by the initiative in the third quarter of 2013 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisitions in the fourth quarter of 2013.

The net interest margin of 3.94% for the third quarter increased 15 basis points as compared to the third quarter of 2012.  The rates on interest-bearing liabilities decreased 51 basis points, due primarily to the balance sheet restructuring previously discussed, as well as the continued decline in rates paid on interest-bearing deposits.  Incremental yield accretion from the favorable disposition of an acquired impaired commercial relationship increased net interest margin for the third quarter of 2013 by three basis points.  This was partially offset by a 26-basis point reduction in interest-earning asset yields, reflective of lower yields on loans and investment securities versus last year’s third quarter.  The net interest margin of 3.93% for the first nine months of 2013 increased three basis points from the comparable period of 2012.  The yield on interest-earning assets declined 37 basis points, and the rates on interest-bearing liabilities declined 48 basis points for the first nine months of 2013 as compared to the first nine months of 2012.  Year-to-date net interest margin was positively impacted by the balance sheet restructuring activities in the first half of 2013.  Proactive management of deposit funding costs continue to have a positive effect on net interest margin, but have not been able to fully offset declining asset yields.

The decrease in the earning-asset yield was partially attributable to a 15-basis point and a 24-basis point decrease in investment yield, including cash equivalents, for the third quarter and YTD periods, respectively, as compared to the prior year periods, due to the sale and maturing of higher rate investments being replaced with lower rate investments and cash equivalents.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 49-basis point and 57-basis point decline in the loan yield as compared to the third quarter and YTD periods of 2012, respectively, a result of lower yields on fixed-rate new loan volume due to the decline in interest rates to levels below those prevalent in prior periods and certain existing adjustable and fixed-rate loans repricing downward.

The third quarter cost of funds decreased versus the prior year quarter due to an 18-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 154-basis point decrease in the average interest rate paid on external borrowings as a result of the balance sheet restructuring during the first half of 2013.  The cost of funds for the first nine months of 2013 decreased versus the prior year period due to a 21-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 30-basis point decrease in the average interest rate paid on external borrowings.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2012 and the first nine months of 2013 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last twelve months.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$8,644	$5	0.22%	$138,251	$90	0.26%
Taxable investment securities (1)	1,833,355	13,858	3.00%	2,065,121	17,174	3.31%
Nontaxable investment securities (1)	644,728	8,138	5.01%	717,608	9,573	5.31%
Loans (net of unearned discount)(2)	3,985,755	47,859	4.76%	3,708,143	48,889	5.25%
Total interest-earning assets	6,472,482	69,860	4.28%	6,629,123	75,726	4.54%
Noninterest-earning assets	682,314			797,695
Total assets	$7,154,796			$7,426,818

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,591,563	886	0.10%	$3,343,484	1,786	0.21%
Time deposits	919,636	1,644	0.71%	1,066,329	2,616	0.98%
Borrowings	589,065	3,001	2.02%	918,789	8,217	3.56%
Total interest-bearing liabilities	5,100,264	5,531	0.43%	5,328,602	12,619	0.94%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,138,039			1,066,689
Other liabilities	66,255			131,380
Shareholders' equity	850,238			900,147
Total liabilities and shareholders' equity	$7,154,796			$7,426,818

Net interest earnings		$64,329			$63,107
Net interest spread			3.85%			3.60%
Net interest margin on interest-earning assets			3.94%			3.79%

Fully tax-equivalent adjustment		$3,728			$4,332

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$79,939	$153	0.26%	$133,383	$260	0.26%
Taxable investment securities (1)	1,787,579	42,387	3.17%	1,907,880	49,757	3.48%
Nontaxable investment securities (1)	647,575	25,182	5.20%	674,954	27,982	5.54%
Loans (net of unearned discount)(2)	3,915,865	141,868	4.84%	3,558,817	144,148	5.41%
Total interest-earning assets	6,430,958	209,590	4.36%	6,275,034	222,147	4.73%
Noninterest-earning assets	744,100			761,098
Total assets	$7,175,058			$7,036,132

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,597,983	2,879	0.11%	$3,055,649	5,365	0.23%
Time deposits	959,606	5,496	0.77%	1,071,083	8,926	1.11%
Borrowings	544,368	12,364	3.04%	986,842	24,704	3.34%
Total interest-bearing liabilities	5,101,957	20,739	0.54%	5,113,574	38,995	1.02%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,109,847			953,180
Other liabilities	91,049			107,924
Shareholders' equity	872,205			861,454
Total liabilities and shareholders' equity	$7,175,058			$7,036,132

Net interest earnings		$188,851			$183,152
Net interest spread			3.82%			3.71%
Net interest margin on interest-earning assets			3.93%			3.90%

Fully tax-equivalent adjustment		$11,393			$12,697

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	The impact of interest and fees not recognized on nonaccrual loans was immaterial.

 As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	versus September 30, 2012			versus September 30, 2012
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($74)	($11)	($85)	($103)	($4)	($107)
Taxable investment securities	(1,830)	(1,486)	(3,316)	(3,020)	(4,350)	(7,370)
Nontaxable investment securities	(938)	(497)	(1,435)	(1,107)	(1,693)	(2,800)
Loans	3,511	(4,541)	(1,030)	13,718	(15,998)	(2,280)
Total interest-earning assets (2)	(1,759)	(4,107)	(5,866)	5,416	(17,973)	(12,557)

Interest paid on:
Interest checking, savings and money market deposits	124	(1,024)	(900)	825	(3,311)	(2,486)
Time deposits	(327)	(645)	(972)	(857)	(2,573)	(3,430)
Borrowings	(2,372)	(2,844)	(5,216)	(10,225)	(2,115)	(12,340)
Total interest-bearing liabilities (2)	(520)	(6,568)	(7,088)	(89)	(18,167)	(18,256)

Net interest earnings (2)	(1,514)	2,736	1,222	4,569	1,130	5,699

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2013	2012	2013	2012
Deposit service fees	$12,703	$12,057	$36,643	$33,461
Benefit trust, administration, consulting and actuarial fees	9,397	8,912	28,564	26,549
Wealth management services	3,823	3,194	11,566	9,427
Other banking services	1,072	1,277	2,618	2,613
Mortgage banking	599	128	1,111	682
Subtotal	27,594	25,568	80,502	72,732
Gain on sales of investment securities	0	291	63,799	291
Loss on debt extinguishments	0	0	(63,500)	0
Total noninterest income	$27,594	$25,859	$80,801	$73,023

Noninterest income/operating income (FTE basis) (1)	30.0%	28.8%	29.9%	28.4%

(1)  For purposes of this ratio noninterest income excludes gains and losses on investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $27.6 million in the third quarter of 2013 and $80.8 million for the first nine months of 2013.  This represents an increase of $1.7 million or 6.7% for the quarter and $7.8 million or 10.7% for the YTD period in comparison to 2012.  General recurring banking fees of $14.4 million for the third quarter and $40.4 million for the first nine months of 2013 were up $0.9 million or 6.8% and $3.6 million or 9.8%, respectively, as compared to the prior year periods.  The addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.6 million for the third quarter of 2013 and $1.1 million for the first nine months of 2013, comprised primarily of servicing fees, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio during 2012 and the first quarter of 2013.  Effective in the second quarter of 2013, the Company began selling conforming 30 year mortgages in the secondary market.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $17.2 million in the first nine months of 2013.  Residential mortgage loans held for sale at September 30, 2013 totaled $0.9 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.5 million and $2.0 million, respectively, for the three and nine months ended September 30, 2013 as compared to the prior year periods.  This business benefitted from new customer additions, cross-selling of additional products to existing customers and favorable market conditions.  Wealth management services revenue increased $0.6 million or 20% and $2.1 million or 23% for the third quarter and YTD period as compared to the comparable periods of 2012, driven by solid organic growth in trust and asset advisory services, as well as favorable market conditions.

In the first half of 2013, the Company sold $648.7 million of investments securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  As a result of this initiative, the Company’s balance sheet was reduced by approximately 6% during the first half of the year.  Although these transactions were essentially neutral to both year-to-date earnings and total capital, they effectively created over $35 million of incremental regulatory (Tier 1) capital, and are expected to be modestly additive to future net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 30.0% for the quarter and 29.9% for the year-to-date period, versus 28.8% and 28.4% for the comparable periods of 2012.  The increase for the year-to-date period is a function of an 10.7 % increase in non-interest income, primarily from the HSBC and First Niagara branch acquisitions as well as strong organic growth at the Company’s benefit administration and wealth management businesses, while net interest income increased at a lesser 5.3% rate due to a lower level of growth in the balance sheet.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2013	2012	2013	2012
Salaries and employee benefits	$30,448	$28,126	$91,217	$82,395
Occupancy and equipment	6,448	6,541	20,263	19,134
Data processing and communications	6,998	6,085	20,334	17,502
Amortization of intangible assets	1,089	1,212	3,408	3,343
Legal and professional fees	1,897	1,703	5,363	5,650
Office supplies and postage	1,566	1,345	4,579	4,195
Business development and marketing	1,973	1,312	5,256	4,360
FDIC insurance premiums	923	919	2,923	2,728
Acquisition expenses	71	4,796	71	5,221
Other	3,631	4,046	10,558	10,330
Total noninterest expenses	$55,044	$56,085	$163,972	$154,858

Operating expenses(1)/average assets	2.99%	2.68%	2.99%	2.78%
Efficiency ratio(2)	58.6%	56.5%	59.6%	57.2%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gain on sales of investment securities and loss on debt extinguishments, net.

As shown in Table 5, operating expenses were $55.0 million and $164.0 million for the third quarter and YTD periods of 2013, respectively, a decrease of $1.0 million or 1.9% as compared to the third quarter of 2012 and an increase of $9.1 million or 5.9% from the prior YTD period.  Included in operating expenses for the quarter and year-to-date periods of 2013 are $0.1 million of non-recurring expenses related to the acquisition of the B of A branches, as compared to non-recurring expense of $4.8 million and $5.2 million included in the third quarter and year-to-date periods of 2012, respectively, related to the acquisition of the HSBC and First Niagara branches.  Excluding these non-recurring expenses, operating expenses increased $3.7 million or 7.2% and $14.3 million or 9.5% for the quarter and YTD periods, respectively, as compared to the comparable periods of 2012, reflective of additional operating costs associated with the HSBC and First Niagara branch acquisitions completed in the third quarter of 2012 and higher volume based costs associated with revenue growth at the Company’s financial services businesses.

Salaries and employee benefits increased $2.3 million or 8.3%, and $8.8 million or 10.7% for the third quarter and YTD periods, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions, as well as the impact of annual merit increases.  Additional changes to operating expenses can be attributable to higher data processing and communications (up $0.9 million for the quarter and up $2.8 million YTD), occupancy and equipment (down $0.1 million for the quarter and up $1.1 million YTD), and business development and marketing (up $0.7 million for the quarter and up $0.9 million YTD), partially offset by lower non-recurring acquisition costs (down $4.7 million for the quarter and down $5.1 million YTD).  The aforementioned acquisitions had a significant impact on the increases of each of these expense categories, reflecting the additional cost of operating an expanded franchise for the entire period in 2013, including customer service and account processing.  The increase in business development and marketing costs includes the impact of rebranding the Pennsylvania portion of the Company’s franchise during the third quarter of 2013.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities and debt extinguishment costs) was 58.6% for the third quarter, 2.1 percentage points unfavorable to the comparable quarter of 2012.  This resulted from operating expenses (as described above) increasing 7.6% driven by higher costs associated with business expansion, while recurring operating income increased at a lower 3.7% rate, impacted by modest organic growth of deposit balances.  The efficiency ratio of 59.6% for the first nine months of 2013 increased 2.4 percentage points from a year earlier due to core operating expenses increasing 9.7% while recurring operating income increased at 5.3% rate.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 31 basis points and 21 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 7.6% for the quarter and 9.7% for the year-to-date period, while average assets decreased 3.7% for the quarter and increased 2.0% for the year-to-date period impacted by the balance sheet restructuring.

Income Taxes

The third quarter and YTD effective income tax rate for 2013 was 29.2%, as compared to 29.1% effective tax rates for the comparable periods of 2012, reflective of a consistent level of non-taxable income to total income in the two nine-month periods.

Investments

The carrying value of investments (including unrealized gains on available-for-sale securities) was $2.52 billion at the end of the third quarter, a decrease of $300.0 million from December 31, 2012 and a decrease of $376.7 million from September 30, 2012.  The book value (excluding unrealized gains) of investments decreased $164.7 million from December 31, 2012 and $229.2 million from September 30, 2012.  In March 2012, the Company purchased approximately $600 million of U.S. Treasury securities utilizing cash flows from deposit growth, maturing loans and investments and short-term borrowings.  After the closing of the branch purchases in the third quarter of 2012, all short-term borrowings were extinguished.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  During the first half of 2013, the Company sold $648.7 million of U.S. Treasury and Agency securities, realizing $63.8 million of gains that supported the retirement of $501.6 million of FHLB borrowings.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the third quarter of 2013, the Company purchased $200 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.

With these sales, the overall mix of securities within the portfolio over the last nine months has changed, with a decrease in the proportion of US Treasury and Agency securities and an increase in the proportion of obligations of state and political subdivisions.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2013, the portfolio had a $3.8 million net unrealized loss, a decrease of $147.5 million from the unrealized gain at September 30, 2012 and a $135.3 million decline from the unrealized gain at December 31, 2012.  These changes in the unrealized gain(loss) are indicative of the recent sales of securities as well as the recent increase in longer-term interest rates.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had $38.8 million of net unrealized gains as of September 30, 2013.

Table 6: Investment Securities

	September 30, 2013		December 31, 2012		September 30, 2012
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$540,649	$576,485	$548,634	$607,715	$547,962	$611,568
Obligations of state and political subdivisions	61,638	64,501	65,742	71,592	66,484	72,639
Government agency mortgage-backed securities	12,706	12,746	20,578	21,657	24,147	25,606
Corporate debt securities	2,909	2,948	2,924	2,977	2,929	2,985
Other securities	8	8	16	16	18	18
Total held-to-maturity portfolio	617,910	656,688	637,894	703,957	641,540	712,816

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	888,404	877,272	988,217	1,079,257	986,602	1,085,753
Obligations of state and political subdivisions	621,802	625,995	629,883	662,892	672,775	707,321
Government agency mortgage-backed securities	238,348	244,899	253,013	269,951	267,673	288,295
Pooled trust preferred securities	56,540	51,251	61,979	49,600	63,970	50,837
Corporate debt securities	24,055	24,807	24,136	25,357	24,163	25,549
Government agency collateralized mortgage obligations	22,996	23,936	32,359	33,935	35,897	36,975
Marketable equity securities	351	492	351	402	351	374
Total available-for-sale portfolio	1,852,496	1,848,652	1,989,938	2,121,394	2,051,431	2,195,104

Other Securities:
Federal Home Loan Bank common stock	31,187	31,187	38,111	38,111	38,113	38,113
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	15,451	15,451
Other equity securities	4,775	4,775	5,078	5,078	5,077	5,077
Total other securities	52,012	52,012	59,239	59,239	58,641	58,641

Total investments	$2,522,418	$2,557,352	$2,687,071	$2,884,590	$2,751,612	$2,966,561

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $57.7 million and unrealized losses of $5.3 million at September 30, 2013.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of September 30, 2013, an additional 41% - 44% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at September 30, 2013 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2013.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an OTTI did not exist at September 30, 2013.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to, nor is it likely that it will be required to, sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of September 30, 2013 and thus are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change these evaluations.

Table 7: Pooled Trust Preferred Securities as of September 30, 2013

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 9/30/13	$15,983	$20,118	$20,439
Fair value at 9/30/13	14,349	17,979	18,923
Unrealized loss at 9/30/13	1,634	2,139	1,516
Rating (Moody’s/Fitch/S&P)	(A3/A/BB-)	(A2/A/BB-)	(A3/BBB/B)
Number of depository institutions/companies in issuance	61/68	40/47	43/52
Deferrals and defaults as a percentage of collateral	30.2%	26.1%	25.2%
Excess subordination	41.9%	38.9%	39.1%

Loans

As shown in Table 8, loans ended the third quarter at $4.03 billion, up $213.0 million or 5.6% from one year earlier and up $159.9 million or 4.1% from the end of 2012.  The growth during the last twelve months was attributable to strong organic growth in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft demand in a very competitive business lending market and declining demand for home equity loans.

Table 8: Loans

(000's omitted)	September 30, 2013		December 31, 2012		September 30, 2012
Consumer mortgage	$1,570,607	39.0%	$1,448,415	37.5%	$1,390,130	36.4%
Business lending	1,214,796	30.2%	1,233,944	31.9%	1,233,928	32.4%
Consumer indirect	713,310	17.7%	647,518	16.8%	642,196	16.8%
Consumer direct	178,496	4.4%	171,474	4.4%	173,710	4.6%
Home equity	348,246	8.7%	364,225	9.4%	372,493	9.8%
Total loans	$4,025,455	100.0%	$3,865,576	100.0%	$3,812,457	100.0%

Consumer mortgages increased $180.5 million or 13.0% from one year ago and increased $122.2 million or 8.4% from December 31, 2012.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the first quarter of 2013 and sold $17.2 million in the secondary market during the second and third quarters of 2013.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio decreased $19.1 million from both September 30, 2012 and December 31, 2012, as contractual and other unscheduled principal reductions continued to offset new loan generation.  Soft customer demand and highly competitive conditions continue to prevail in the small and middle market segments the Company operates in due primarily to general economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $75.9 million or 9.3% on a year-over-year basis and increased $72.8 million or 8.9% as compared to December 31, 2012.  During the first quarter of 2013 the consumer installment portfolio declined $13.8 million, consistent with seasonal expectations and regional demand characteristics, then increased $30.4 million in the second quarter and $56.2 million in the third quarter of 2013.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets remains stable and favorable.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that continued improvement in the automotive market will enable the Company to maintain its ability to produce solid long-term indirect loan growth.

Home equity loans decreased $24.2 million or 6.5% from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low growth economic conditions.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2013 and 2012 and December 31, 2012.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2013	2012	2012
Nonaccrual loans
Consumer mortgage	$11,622	$11,286	$9,764
Business lending	7,705	13,691	16,122
Consumer indirect	14	0	0
Consumer direct	4	8	0
Home equity	2,368	1,375	1,484
Total nonaccrual loans	21,713	26,360	27,370
Accruing loans 90+ days delinquent
Consumer mortgage	1,971	1,818	2,344
Business lending	5	247	696
Consumer indirect	380	73	141
Consumer direct	161	71	31
Home equity	133	539	137
Total accruing loans 90+ days delinquent	2,650	2,748	3,349
Nonperforming loans
Consumer mortgage	13,593	13,104	12,108
Business lending	7,710	13,938	16,818
Consumer indirect	394	73	141
Consumer direct	165	79	31
Home equity	2,501	1,914	1,621
Total nonperforming loans	24,363	29,108	30,719

Other real estate owned (OREO)	5,218	4,788	3,384
Total nonperforming assets	$29,581	$33,896	$34,103

Nonperforming loans / total loans	0.61%	0.75%	0.81%
Nonperforming assets / total loans and other real estate	0.73%	0.88%	0.89%
Delinquent loans (30 days old to nonaccruing) to total loans	1.48%	1.92%	1.79%
Net charge-offs to average loans outstanding (quarterly)	0.14%	0.23%	0.18%
Net charge-offs to average legacy loans outstanding (quarterly)	0.17%	0.19%	0.21%
Loan loss provision to net charge-offs (quarterly)	147%	108%	160%
Legacy loan loss provision to net charge-offs (quarterly) (1)	126%	116%	119%

(1) Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, nonperforming assets at September 30, 2013 were $29.6 million, a $4.3 million decrease versus the level at the end of 2012 and a $4.5 million decrease as compared to one year earlier.  Nonperforming loans decreased $4.7 million from year-end 2012 and were down $6.4 million from September 30, 2012. Other real estate owned (“OREO”) at September 30, 2013 of $5.2 million increased $0.4 million and $1.8 million from December 31, 2012 and September 30, 2012, respectively.  The Company is managing 39 OREO properties at September 30, 2013 as compared to 26 OREO properties at December 31, 2012 and 24 OREO properties at September 30, 2012.  Nonperforming loans were 0.61% of total loans outstanding at the end of the third quarter, 14 and 20 basis points lower than the levels at December 31, 2012 and September 30, 2012, respectively.

Approximately 32% of the nonperforming loans at September 30, 2013 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of non-performing business loans have continued to decline and are now more consistent with longer-term average results.  Approximately 56% of nonperforming loans at September 30, 2013 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted consumers and businesses alike, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time driven by new regulatory requirements to complete the consumer foreclosure process.  The remaining 12 percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 181% at the end of the third quarter, as compared to 147% at year-end 2012 and 139% at September 30, 2012.

Members of senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.48% at the end of the third quarter, 44 basis points below the 1.92% at year-end 2012 and 31 basis points lower than the 1.79% at September 30, 2012.  The delinquency rate for business lending, consumer mortgage and consumer direct decreased as compared to both December 31, 2012 and September 30, 2012.  The consumer indirect and home equity loan delinquency ratios at the end of the third quarter decreased in comparison to December 31, 2012 but were higher than the delinquency ratio at September 30, 2012.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$43,473	$41,828	$42,888	$42,213
Charge-offs:
Consumer mortgage	217	293	817	712
Business lending	1,071	1,100	2,134	4,327
Consumer indirect	1,186	1,460	3,075	3,633
Consumer direct	348	344	1,300	1,074
Home equity	59	39	379	220
Total charge-offs	2,881	3,236	7,705	9,966
Recoveries:
Consumer mortgage	2	17	15	34
Business lending	375	454	619	787
Consumer indirect	811	850	2,682	2,674
Consumer direct	206	259	761	613
Home equity	4	2	16	20
Total recoveries	1,398	1,582	4,093	4,128
Net charge-offs	1,483	1,654	3,612	5,838
Provision for loans losses	2,093	2,643	4,807	6,442
Allowance for loan losses at end of period	$44,083	$42,817	$44,083	$42,817
Allowance for loan losses / total loans	1.10%	1.12%	1.10%	1.12%
Allowance for legacy loan losses / total legacy loans (1)	1.16%	1.24%	1.16%	1.24%
Allowance for loan losses / nonperforming loans	181%	139%	181%	139%
Allowance for legacy loan losses / nonperforming loans (1)	215%	167%	215%	167%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.05%	0.08%	0.07%	0.07%
Business lending	0.21%	0.21%	0.16%	0.39%
Consumer indirect	0.22%	0.39%	0.08%	0.22%
Consumer direct	0.31%	0.20%	0.41%	0.39%
Home equity	0.06%	0.04%	0.14%	0.08%
Total loans	0.14%	0.18%	0.12%	0.22%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 10, net charge-offs during the third quarter of 2013 were $1.5 million, $0.2 million lower than the equivalent 2012 period.  Net charge-offs for the nine months ended September 30, 2013 were $3.6 million, $2.2 million lower than the first nine months of 2012.  Third quarter net charge-offs for the business lending, consumer mortgage and the consumer indirect portfolio decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer direct and home equity portfolios experienced higher levels of net charge-offs in the third quarter of 2013 as compared to the third quarter of 2012.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2013 was 0.14%, 13 basis points and four basis points lower than the fourth quarter and third quarter of 2012, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $2.1 million in the third quarter, $0.6 million below the equivalent prior year period.  The third quarter 2013 loan loss provision was $0.6 million higher than the level of net charge-offs for the quarter, reflective of the growth in the portfolio and the continuation of generally stable and favorable asset quality metrics.  The $4.8 million provision for loan losses for the first nine months of 2013 was comprised of a $4.6 million provision for legacy loans and a $0.2 million provision for acquired impaired loans.  The combined YTD provision was $1.62 million lower than the equivalent prior year period.  The allowance for loan losses of $44.1 million as of September 30, 2013 increased $1.3 million from the level one year ago.  The increased proportion of lower-risk consumer mortgage loans in the portfolio have a major influence on the determination of reserve levels, resulting in an allowance for loan loss to total legacy loans ratio of 1.16% at September 30, 2013, eight basis points lower than September 30, 2012 and five basis points lower than year-end 2012.

As of September 30, 2013, the purchase discount related to the $364 million of remaining non-impaired loan balances acquired from HSBC, First Niagara and Wilber National Bank approximated $13.3 million or 3.7% of that portfolio, with an additional $1.0 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 11, average deposits of $5.65 billion in the third quarter were up $172.7 million compared to the third quarter of 2012 and increased $5.7 million versus the fourth quarter of last year.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits to decline from 0.40% in the third quarter of 2012 to 0.22% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average third quarter non-public fund deposits were consistent with the fourth quarter of 2012 and increased $160.3 million or 3.2% compared to the year earlier period.  Average public fund deposits for the third quarter increased $4.3 million, or 0.8%, from the fourth quarter 2012 and $12.5 million or 2.5%, from the third quarter of 2012.  Public fund deposits as a percentage of total deposits of 9.1% in the current quarter was consistent with the 9.2% in the third quarter 2012.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2013	2012	2012
Noninterest checking deposits	$1,138,039	$1,098,193	$1,066,689
Interest checking deposits	1,191,928	1,130,859	1,078,544
Regular savings deposits	999,293	940,180	896,789
Money market deposits	1,400,342	1,438,139	1,368,151
Time deposits	919,636	1,036,169	1,066,329
Total deposits	$5,649,238	$5,643,540	$5,476,502

Nonpublic fund deposits	$5,133,202	$5,131,777	$4,972,939
Public fund deposits	516,036	511,763	503,563
Total deposits	$5,649,238	$5,643,540	$5,476,502

Borrowings

At the end of the third quarter, external borrowings of $669.2 million were $160.9 million or 19% lower than borrowings at December 31, 2012, and were $161.0 million lower than the end of the third quarter of 2012.  Short term borrowings from the FHLB were used to fund the purchase of investment securities during the first half of 2012 as part of the pre-investment of the anticipated liquidity coming from the pending branch acquisitions.  Upon the completion of the HSBC branch acquisition in July of 2012, these additional borrowings were repaid.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $501.6 million of the Company’s existing FHLB borrowings with $63.5 million of early extinguishment costs.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the third quarter of 2013, the Company used $200 million of short-term borrowings to purchase U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.  The 2.02% cost of funds on total borrowings in the third quarter was 154 basis points lower than the year-earlier period due to the balance sheet restructuring.

Shareholders’ Equity

Total shareholders’ equity of $865.7 million at the end of the third quarter declined $37.1 million from the balance at December 31, 2012, primarily due to the cost associated with the early retirement of FHLB borrowings during the first half of 2013.  The decrease consisted of an $82.7 million decrease in other comprehensive income, due to the sale of investment securities and an increase in long-term interest rates, and dividends declared of $32.8 million, partially offset by net income of $63.3 million, $12.1 million from shares issued under the employee stock plan and $3.0 million from employee stock options earned.  The change in other comprehensive income/(loss) was comprised of a $84.5 million decrease in the after-tax market value adjustment on the available for sale investment portfolio due mostly to the sale of investment securities during the first half of 2013 and a rise in long-term interest rates, partially offset by a positive $1.8 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity decreased by $38.9 million, as a lower market value adjustment on investments and dividends declared more than offset the issuance of common stock, net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.39% at the end of the third quarter, up 99 basis points from year-end 2012 and 107 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2012 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 8.9% while average assets excluding intangibles and the market value adjustment on investments declined 2.6%.  A significant portion of these changes were attributable to the sale of investment securities in the first half of 2013 which lowered average assets.  The Tier I leverage ratio increased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 11.1%, while average assets excluding intangibles and the market value adjustment decreased 1.5%, due to strong earnings retention and the sale of investment securities in the first half of 2013.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.38% decreased 24 basis points from December 31, 2012 and 16 basis points versus September 30, 2012.  The decrease in the tangible equity ratio from the prior year was mostly attributable to a proportionally larger decrease in tangible equity than the decline in asset levels due to a significant reduction of investment market value adjustment as a result of the sale of investment securities and higher interest rates.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2013 was 51.8%, down from 53.5% for the first nine months of 2012.  Net income increased 8.7% over the prior year period, while dividends declared increased 5.3%.  The Company’s quarterly dividend per share was raised from $0.27 to $0.28 in July 2013 and the number of common shares outstanding increased 1.8% over the last twelve months.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $567 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2013, the Bank had $174 million of cash and cash equivalents of which $16 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $712 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.4 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2013, this ratio was 19.3% for 30-days and 19.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2013, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2013 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 38, the Company has a minimal amount of credit risk in the remainder of its investment portfolio.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 69% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds (excluding the pooled trust preferred securities) account for 29% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 2% of the portfolio is comprised of other investment grade securities and pooled trust preferred securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2013 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2013
+200 basis points	($4,813,000)
0 basis points	($461,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding of assets.  In the short term (year 1-2) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (year 3-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of September 30, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2012 meeting, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2013.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the third quarter of 2013:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares	Maximum Number of Shares
	Number of	Average	Purchased as Part of	That May Yet be Purchased
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	Under the Plans or Programs
July 1-31, 2013	0	$0.00	0	2,000,000
August 1-31, 2013 (1)	753	32.07	0	2,000,000
September 1-30, 2013 (1)	458	29.53	0	2,000,000
Total	1,211	$31.11

(1) The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to an employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

2.1
Purchase and Assumption Agreement, dated as of July 23, 2013, by and between Bank of America, N.A. and Community Bank System, Inc.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k filed on July 26, 2013.

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

Community Bank System, Inc.

Date: November 8, 2013	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: November 8, 2013	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer