Form 10-K
period 2013-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2014-03-03
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value of the common stock, $1.00 par value, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2013 (the registrant’s most recently completed second fiscal quarter): $1,177,067,787.

The number of shares of the common stock, $1.00 par value, outstanding as of the close of business on January 31, 2014: 40,521,881 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 14, 2014 (the "Proxy Statement")
is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns four subsidiaries, Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Harbridge Consulting Group, LLC (“Harbridge”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico; and Hand Benefits & Trust Company (“HB&T”), a provider of Collective Investment Fund administration and institutional trust services.  At December 31, 2013, HB&T owned two subsidiaries, Flex Corp. (“Flex”), a provider of administration, servicing and marketing of various flexible employee benefit programs, which was merged with BPA on January 1, 2014, and Hand Securities, Inc. (“HSI”), an introducing broker dealer.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  As of December 31, 2013, the Bank operates 183 full-service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

Acquisition History (2009-2013)

Bank of America Branches
On December 13, 2013,  the Bank completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. (“B of A”), acquiring approximately $0.9 million in loans and $303 million of deposits.  The assumed deposits consist of $220 million of core deposits (checking, savings and money market accounts) and $83 million of time deposits.  Under the terms of the purchase agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

HSBC and First Niagara Branches
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

CAI Benefits, Inc.
On November 30, 2011, BPAS acquired, in an all-cash transaction, certain assets and liabilities of CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction added valuable service capacity and enhances distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

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

The table below summarizes the Bank’s deposits and market share by the forty-one counties of New York and Pennsylvania in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2013(1)	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share (1)	Branches	ATM's	Cities	Market Position
Lewis	NY	$152,501	67.57%	4	4	3	3
Franklin	NY	261,245	59.02%	9	7	6	6
Hamilton	NY	48,201	56.73%	2	2	2	2
Allegany	NY	214,835	47.99%	9	10	8	8
Cattaraugus	NY	400,594	45.30%	10	11	7	7
Otsego	NY	396,546	39.67%	10	10	6	5
Seneca	NY	186,216	35.85%	4	3	4	3
St. Lawrence	NY	402,847	35.19%	12	9	11	10
Schuyler	NY	51,992	31.18%	1	1	1	1
Yates	NY	88,014	28.37%	3	2	2	1
Clinton	NY	323,965	26.92%	5	8	2	2
Wyoming	PA	122,682	26.37%	4	4	3	3
Jefferson	NY	362,054	25.90%	7	9	6	6
Livingston	NY	164,536	21.46%	5	6	5	4
Chautauqua	NY	306,806	21.46%	13	13	11	8
Essex	NY	112,593	20.16%	4	5	4	4
Steuben	NY	178,626	19.87%	8	7	7	4
Delaware	NY	172,190	17.97%	5	5	5	5
Wayne	NY	129,977	17.67%	3	3	2	2
Ontario	NY	234,459	13.39%	8	13	5	4
Oswego	NY	140,039	11.53%	4	5	4	2
Lackawanna	PA	427,816	8.70%	12	12	8	4
Tioga	NY	34,152	8.56%	2	2	2	1
Luzerne	PA	463,301	8.02%	11	16	8	4
Chemung	NY	78,196	7.87%	2	2	1	0
Schoharie	NY	29,770	7.22%	1	1	1	0
Susquehanna	PA	49,580	6.76%	3	1	3	2
Herkimer	NY	39,520	6.72%	1	1	1	1
Carbon	PA	45,560	4.96%	2	2	2	1
Chenango	NY	31,761	4.75%	2	2	1	1
Cayuga	NY	42,417	4.22%	2	2	2	1
Bradford	PA	46,006	4.20%	2	2	2	1
Washington	NY	17,905	2.72%	1	0	1	1
Warren	NY	32,788	2.22%	1	1	1	1
Oneida	NY	55,944	1.81%	1	1	1	1
Broome	NY	26,217	1.15%	1	1	1	0
Ulster	NY	26,438	0.78%	1	1	1	1
Erie	NY	106,225	0.35%	4	4	3	2
Onondaga	NY	30,279	0.35%	2	3	2	0
Saratoga	NY	12,068	0.33%	1	1	1	0
Tompkins	NY	4,732	0.26%	1	0	1	0
		$6,051,593	6.75%	183	192	147	112

(1) Deposits and Market Share data as of June 30, 2013, the most recent information available from SNL Financial LLC, adjusted for deposits acquired with the Bank of America branch acquisition and branch consolidations occurring after June 30, 2013.

Employees

As of December 31, 2013, the Company employed 1,940 full-time employees, 122 part-time employees and 153 temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders.  Set forth below is a description of the material information governing the laws and regulations applicable to the Company and the Bank.  This summary is not complete and the reader should refer to these laws and regulation for more detailed information.  The Company’s and the Bank’s failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including the imposition of civil money penalties, formal agreements and cease and desist orders.  Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Bureau of Consumer Financial Protection (“CFPB”), and the FDIC.

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies.  Affiliated entities, including BPAS, HB&T, Nottingham, CISI, his and CBNA Insurance are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the Financial Industry Regulatory Authority (“FINRA”), and state securities and insurance regulators.

Federal Bank Holding Company Regulation
The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The BHC Act limits the type of activities in which the Company and its subsidiaries may engage and the types of companies it may acquire or organize.  In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any entity engaged in non-banking activities unless such activities are closely related to banking, as determined by the BHC Act.  In addition, the Company must obtain the prior approval of the FRB to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other entity; or to merge or consolidate with another bank holding company.  As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower.  The Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act (the “GLB Act”)) created, among other things, the “financial holding company,” an entity which may engage in a broader range of activities that are “financial in nature,” including insurance underwriting, securities underwriting and merchant banking.  Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the “umbrella regulator” for such entities.  The Company may seek to become a financial holding company in the future.

Federal Reserve System Regulation
Because the Company is a bank holding company it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits.  The Bank is under similar capital requirements administered by the OCC as discussed below.  FRB policy has historically required a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement.  To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose.  Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

The FRB has established minimum capital requirements for the Company and the Bank.  The FRB capital adequacy guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%.  The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  As of December 31, 2013, the Company’s leverage ratio was 9.29%, its ratio of Tier 1 capital to risk-weighted assets was 16.42%, and its ratio of qualifying total capital to risk-weighted assets was 17.57%.  For additional information on the Company’s capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note P to the Financial Statements.  The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks.  Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRB for achieving capital adequacy.  Such a company’s ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

The FRB also regulates the national supply of bank credit in order to influence general economic conditions.  These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the FRB, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings.  While the Company and the Bank strive to model various interest rate changes and adjust our strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond our control.

The Office of Comptroller of the Currency Regulation
The Bank is supervised and regularly examined by the OCC.  The various laws and regulations administered by the OCC affect the Company’s practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies.  It also affects the Bank’s business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices.  The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment.  Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC.  The Bank is well capitalized under regulatory standards administered by the OCC.  For additional information on our capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note P to the Financial Statements.

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of .20% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2013.

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets minus the average tangible equity of the depository institution, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.  Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets.  The Bank is not affected by the two scorecard system as total assets are below the minimum threshold.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.  FDIC insurance expense totaled $3.8 million, $3.8 million and $3.9 million in 2013, 2012 and 2011, respectively.

Under the Federal Deposit Insurance Act, if the FDIC finds that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, the FDIC may determine that such violation or unsafe or unsound practice or condition require the termination of deposit insurance.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Actwas signed into law, which resulted in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to financial institutions larger than the Company; however, the Dodd-Frank Act does contain numerous other provisions that will affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies are in the process of promulgating these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

The Dodd-Frank Act includes provisions that, among other things:
•
Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor applicable to the size of the DIF.

•	Makes permanent the $250,000 limit on deposits for federal deposit insurance, retroactive to January 1, 2008.
•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Centralizes responsibility for consumer financial protection by creating the CFPB, a new agency that started in July 2011 with responsibility for implementing, examining, and enforcing compliance with federal consumer laws.

•	Restricts the preemption of certain state consumer financial protection laws by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to the Company, going forward will preclude the Company from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.  The Company has not issued any trust preferred securities since May 19, 2010.

•	Requires the OCC to seek to make its capital requirements for national banks countercyclical.
•
Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Amends the Electronic Fund Transfer Act to, among several changes, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increases the authority of the FRB to examine the Company and any of its non-bank subsidiaries.

Further, pursuant to FRB regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit card are limited to a maximum of $.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

On December 10, 2013, the FRB, SEC, OCC, FDIC and Commodity Futures Trading Commission issued the final rules implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) which become effective on April 1, 2014.  The final rules prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account.  The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds.  Banking entities with less than $10 billion in total consolidated assets, which generally have very little or no involvement in prohibited proprietary trading or investment activities in covered funds, do not have any compliance obligations under the final rule if they do not engage in any covered activities other than trading in certain government, agency, State or municipal obligations.

On February 7, 2012, the CFPB issued the final rules implementing Section 1073 of the Dodd-Frank Act to create a comprehensive new system of consumer protections for remittance transfers sent by consumers in the United States to individuals and businesses in foreign countries.  The final rules became effective on October 28, 2013.  The amendments provide new protections, including disclosure requirements, and error resolution and cancellation rights, to consumers who send remittance transfers to other consumers or businesses in a foreign country.  The Bank has adopted policies and procedures to comply with the final foreign remittance transfer rules.

The scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined over time as final regulations are issued and become effective.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that they at a minimum will increase the Company’s and the Bank’s operating and compliance costs.  As continued rules and regulations are issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Basel III
In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.”  In July 2013, the FRB, FDIC and OCC released the final rules implementing Basel III in the United States.  For community banks with less than $15 billion in assets, the new minimum capital requirements are effective on January 1, 2015 and the capital conservation buffer and deductions from CET1 capital (defined below) phase in over time.

The Basel III final capital framework, among other things: introduces as a new capital measure “Common Equity Tier 1,” or “CET1,” specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations.  When fully phased in on January 1, 2019, Basel III requires banks to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent),

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation),

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation),

•
as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter), and

•
provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Banking institutions will be required to meet the following minimum capital ratios based upon the final Basel III rules:

•	4.5 percent CET1 to risk-weighted assets;
•	6.0 percent Tier 1 capital to risk-weighted assets; and
•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.  Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a five-year period (20 percent per year).  The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).  The Company fully expects to be in compliance with the higher Basel III capital standards as they become effective.

Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, GLB Act, the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), and various state law counterparts.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  Because the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act weakens the federal preemption rules that have been applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws.

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

On January 10, 2013, the CFPB issued the final rules implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprises, Federal Housing Administration, and Veterans Administration underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective on January 10, 2014 and the Bank has created policies and procedures to comply with these consumer protection requirements.

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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934, as amended.  In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

Electronic Fund Transfer Act
Effective July 1, 2010, a federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The new rule does not govern overdraft fees on the payment of checks and regular electronic bill payments.  The adoption of this regulation lowered fee income immediately after its effective date.

Community Reinvestment Act of 1977
Under the Community Reinvestment Act of 1977 (“CRA”), the Bank is required to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  Although the Bank must follow the requirements of CRA, it does not limit the Bank’s discretion to develop products and services that are suitable for a particular community or establish lending requirements or programs.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits discrimination in lending practices.  The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice.  The Bank’s latest CRA rating was “Satisfactory”.

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

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of the Company’s various categories of earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposit and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Current levels of market volatility remain higher than historical norms.

From December 2007 through June 2009, the U.S. economy was in recession.  During the last five years, the U.S. economy has experienced modest improvements, however, the capital, credit and financial markets have experienced significant volatility and disruption during the last five years. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, historically unfavorable consumer confidence and spending, and a slow recovery of manufacturing and service business activity.  The U.S. economy continued to experience turmoil (i.e. the uncertainty caused by the “fiscal cliff”, the adoption of The American Taxpayer Relief Act of 2012, and the extension of the debt ceiling) and management does not expect these market conditions to change meaningfully over the short term, and a continuation of these conditions could result in:

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a bank holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing investment management and insurance brokerage service, which industries are also heavily regulated on both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry.  Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

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

The CFPB’s new QM Rule became effective on January 10, 2014.  The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet this definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard.   The QM Rule on qualified mortgages and similar rules could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability

Compliance with new laws and regulations will likely result in additional costs and/or decreases in revenue, which could adversely impact the Company’s results of operations, financial condition or liquidity.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Pursuant to the Dodd-Frank Act, the Federal Reserve adopted a rule, effective as of October 1, 2011, addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  This rule limits interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve.  Although technically the fee caps rule only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Company, may also be impacted due to market reaction.  The Company contracts with large debit card processors and clearing networks with which it could have weaker bargaining power due to the interchange fee limitations.  As a result of the Dodd-Frank Act, the Company expects to earn lower revenues on these types of transactions.

The Company may be subject to more stringent capital requirements.

As discussed above, Basel III and the Dodd-Frank Act require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies.  Under the legislation, the federal banking agencies are required to develop capital requirements that address systemically-risky activities.  The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity.  These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

The Company’s business depends on the creditworthiness of its customers.  The Company  reviews the allowance for loan losses quarterly for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  If the Company’s assumptions prove to be incorrect, the Company’s allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease its net income.  It is possible that over time the allowance for loan losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depends in large part on the level of assets under management and administration.  Market volatility that can lead customers to liquidate investment, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease the Company’s investment management and administration revenues.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2013, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  Any other future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

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

During 2011, certain securities were downgraded, none of which resulted in an impairment charge to the Company.  These downgrades were primarily the result of Standard & Poor’s downgrade of the U.S. government from AAA to AA+.  However, any additional downgrades and credit watches may contribute to further declines in the fair value of these securities.  In addition, the measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement.  Market volatility makes measurement of the fair value even more difficult and subjective.  To the extent that any portion of the unrealized losses in the investment portfolio is determined to be other than temporary, and the loss is related to credit factors, the Company could be required to recognize a charge to earnings in the quarter during which such determination is made.

The Company’s financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the United States, the Company is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, mortgage repurchase liability and reserves related to litigation, among other items.  Certain of the Company’s financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare the Company’s financial statements.  Where quoted market prices are not available, the Company may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment.  Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment.  In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment.  If assumptions or estimates underlying the Company’s financial statements are incorrect, it may experience material losses.

The Company’s information systems may experience an interruption or security breach.

The Company relies heavily on communications and information systems to conduct its business.  The Company may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

The Company may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of FHLB in order to qualify for membership in the Federal Home Loan Bank  system, which enables it to borrow funds under the FHLB advance program.  The carrying value of the Company’s FHLB common stock was $12.1 million as of December 31, 2013.  There are 12 branches of the Federal Home Loan Bank system, including New York.  Several branches have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some Federal Home Loan Bank branches have suspended dividends, cut dividend payments, and have not redeemed excess Federal Home Loan Bank stock that members hold.  The FHLB has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances currently and in the future.  Although most of the severe problems in the Federal Home Loan Bank system have been at the other Federal Home Loan Bank branches, nonetheless, the 12 Federal Home Loan Bank branches are jointly liable for the consolidated obligations of the Federal Home Loan Bank system.  To the extent that one Federal Home Loan Bank branch cannot meet its obligations to pay its share of the system’s debt, other Federal Home Loan Bank branches can be called upon to make any required payments.  Any such adverse effects on the FHLBNY could adversely affect the value of the Company’s investment in its common stock and negatively impact the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 213 properties located in the counties identified in the table on page 5, of which 134 are owned and 79 are under lease arrangements.  In total, the Company operates 183 full-service branches, 15 are other customer service facilities for our financial service subsidiaries and six are utilized for back office operations.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2013 had a net book value of $57.7 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2013, rental fees of $5.1 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  As of December 31, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position.  On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $5 million. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The plaintiff alleges that the notices provided to her in connection with the repossession of her automobile failed to comply with certain requirements of the applicable Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank has filed a motion to dismiss the action on the basis of mootness and contests the allegation that the repossession notices were deficient. The Bank also maintains that the case should not proceed as a class action and will oppose class certification. At this time it is difficult to estimate when the action will be resolved. As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	53
Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	49
Executive Vice President and Chief Financial Officer of the Company.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	57
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	57
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 40,431,318 shares of common stock outstanding on January 31, 2014, held by approximately 3,571 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2013
4th	$40.27	$33.23	$0.28
3rd	$34.71	$31.12	$0.28
2nd	$30.85	$27.64	$0.27
1st	$29.92	$27.60	$0.27

2012
4th	$28.44	$25.66	$0.27
3rd	$29.30	$26.54	$0.27
2nd	$29.38	$25.55	$0.26
1st	$29.13	$26.36	$0.26

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.28 per share for the first quarter of 2014.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2008 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of	Weighted-average	Remaining Available
	Securities to be	Exercise Price	For Future Issuance
	Issued upon	of Outstanding	Under Equity
	Exercise of	Options, Warrants	Compensation Plans
	Outstanding Options,		(excluding securities
Plan Category	Warrants and Rights (1)	and Rights	reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	140,936	$19.45	3,689
2004 Long-term Incentive Plan	2,394,920	$21.68	1,004,545
Equity compensation plans not approved by security holders	0	0	0
Total	2,535,856	$21.56	1,008,234

(1) The number of securities includes unvested restricted stock issued of 260,965.

At its December 2012 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during  a twelve-month period starting January 1, 2013. There were no treasury stock purchases in 2013.    At its December 2013 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during  a twelve-month period starting January 1, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2013:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
October 1-31, 2013	0	$ 0.00	0	2,000,000
November 1-30, 2013	0	0.00	0	2,000,000
December 1-31, 2013 (1)	56	34.08	0	2,000,000
Total	56	$34.08

(1) The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2013.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2013	2012	2011	2010	2009
Income Statement Data:
Loan interest income	$188,197	$192,710	$192,981	$178,703	$185,119
Investment interest income	75,962	88,690	77,988	69,578	63,663
Interest expense	26,065	50,976	61,556	66,597	83,282
Net interest income	238,094	230,424	209,413	181,684	165,500
Provision for loan losses	7,992	9,108	4,736	7,205	9,790
Noninterest income	108,748	98,955	89,283	88,792	83,528
Gain (loss) on investment securities & early retirement of long-term borrowings, net	(6,568)	291	(61)	0	7
Acquisition expenses, litigation settlement, and contract termination charges	2,181	8,247	4,831	1,365	1,621
Other noninterest expenses	219,074	203,510	185,541	175,521	184,557
Income before income taxes	111,027	108,805	103,527	86,385	53,067
Net income	78,829	77,068	73,142	63,320	41,445
Diluted earnings per share (1)	1.94	1.93	2.01	1.89	1.26

Balance Sheet Data:
Cash equivalents	$11,288	$84,415	$203,082	$114,996	$257,812
Investment securities	2,218,725	2,818,527	2,151,370	1,742,324	1,487,127
Loans, net of unearned discount	4,109,083	3,865,576	3,471,025	3,026,363	3,099,485
Allowance for loan losses	(44,319)	(42,888)	(42,213)	(42,510)	(41,910)
Intangible assets	390,499	387,134	360,564	311,714	317,671
Total assets	7,095,864	7,496,800	6,488,275	5,444,506	5,402,813
Deposits	5,896,044	5,628,039	4,795,245	3,934,045	3,924,486
Borrowings	244,010	830,134	830,329	830,484	856,778
Shareholders’ equity	875,812	902,778	774,583	607,258	565,697

Capital and Related Ratios:
Cash dividends declared per share	$1.10	$1.06	$1.00	$0.94	$0.88
Book value per share	21.66	22.78	20.94	18.23	17.25
Tangible book value per share (2)	12.80	13.72	11.85	9.49	8.09
Market capitalization (in millions)	1,604	1,084	1,028	925	633
Tier 1 leverage ratio	9.29%	8.40%	8.38%	8.23%	7.39%
Total risk-based capital to risk-adjusted assets	17.57%	16.20%	15.51%	14.74%	13.03%
Tangible equity to tangible assets (2)	7.68%	7.62%	7.12%	6.14%	5.20%
Dividend payout ratio	56.0%	54.3%	49.3%	49.2%	69.5%
Period end common shares outstanding	40,431	39,626	36,986	33,319	32,800
Diluted weighted-average shares outstanding	40,726	39,927	36,454	33,553	32,992

Selected Performance Ratios:
Return on average assets	1.09%	1.08%	1.18%	1.16%	0.78%
Return on average equity	9.04%	8.82%	10.36%	10.66%	7.46%
Net interest margin	3.91%	3.88%	4.07%	4.04%	3.80%
Noninterest income/operating income (FTE)	30.0%	28.6%	28.4%	31.1%	31.6%
Efficiency ratio (3)	59.3%	57.4%	57.6%	59.4%	65.5%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.08%	1.11%	1.22%	1.40%	1.35%
Nonperforming loans/total loans	0.54%	0.75%	0.85%	0.61%	0.61%
Allowance for loan losses/nonperforming loans	201%	147%	144%	230%	222%
Loan loss provision/net charge-offs	122%	108%	94%	109%	131%
Net charge-offs/average loans	0.17%	0.23%	0.15%	0.21%	0.24%

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

(3) Efficiency ratio provides a ratio of operating expenses to operating income. It excludes intangible amortization, goodwill impairment, acquisition expenses, litigation settlement and contract termination charges from expenses and gains and losses on investment securities & early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the
United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 21 and the Company’s Consolidated Financial Statements and related notes that appear on pages 51 through 92.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2013, “last year” and equivalent terms refer to calendar year 2012, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 48.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include:

•
Acquired loans – Acquired loans are initially recorded at their acquisition date fair values based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans deemed impaired at acquisition are recorded in accordance with ASC 310-30,  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount, which represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized. For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

•
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateral dependent loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 56.

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

On April 8, 2011, the Company acquired The Wilber Corporation, the parent company of Wilber National Bank (“Wilber”), for $103 million in stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branches in the Central, Greater Capital District and Catskills regions of Upstate New York.  The acquisition added approximately $462 million of loans, $297 million of investment securities and $772 million of deposits.

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

On July 20, 2012,  the  Bank completed its acquisition of 16 retail branches in central, northern and western New York from HSBC, acquiring approximately $106 million in loans and $697 million of deposits.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara (who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank) a blended deposit premium of 3.4%, or approximately $24 million.

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

On December 13, 2013,  the Bank  completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from B of A, acquiring approximately $0.9 million in loans and $303 million of deposits.  The assumed deposits consist of $220 million of core deposits (checking, savings and money market accounts) and $83 million of time deposits.  Under the terms of the purchase agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

The Company reported net income for the year ended December 31, 2013 of $78.8 million or 2.3% above 2012’s reported net income of $77.1 million.  Earnings per share of $1.94 for the full year 2013 were $0.01 above the prior year level.  The increase in net income was due to higher revenue from both increased net interest income and higher non-interest income, a lower provision for loan losses, and lower acquisition and litigation settlement expenses.  Offsetting higher revenue was increased operating expenses and a net loss on the sale of investment securities and debt extinguishments.  The 2013 results included $2.2 million or $0.4 per share of acquisition expenses related to the B of A branch acquisition and $6.6 million or $0.12 per share net loss on the sale of investment securities and debt extinguishments.  This compares to the 2012 results which included $5.7 million or $0.10 per share of acquisition expenses related to the HSBC and First Niagara branch acquisitions and a $2.5 million or $0.05 per share litigation settlement charge.  The loss in 2013 on the sale of investment securities and debt extinguishments resulted from the sale of the Company’s portfolio of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the initial announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule.”  The litigation settlement charge in 2012 pertains to the settlement of a class action lawsuit related to the processing of retail debit card transactions and its impact on overdraft fees.

Asset quality remained favorable in 2013, with lower year-end net loan charge-off ratios, non-performing loan ratios and loan delinquency ratios as compared to 2012.  The Company experienced year-over-year growth in average interest-earning assets, reflective of strong organic loan growth and the HSBC and First Niagara branch acquisitions, completed in the third quarter of 2012, partially offset by a balance sheet restructuring in the first half of 2013 whereby certain longer duration investment securities were sold and a portion of the Company existing FHLB borrowings were retired.  Average deposits increased in 2013 as compared to 2012, reflective of the HSBC and First Niagara branch acquisitions and organic growth in core deposits, offset by a reduction in time deposit balances.  Average external borrowings in 2013 decreased from 2012 reflective of the Company’s balance sheet restructuring program during the first half of the year.

During the fourth quarter, the Company announced that its subsidiary, Harbridge, reached an agreement to acquire a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies.  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York marketplace and is expected to add incremental revenue of approximately $1.2 million annually.  The transaction was completed as planned on January 1, 2014.

Net Income and Profitability

Net income for 2013 was $78.8 million, an increase of $1.8 million, or 2.3%, from 2012’s earnings of $77.1 million.  Earnings per share for 2013 were $1.94, up $0.01 from 2012’s earnings per share of $1.93.  The 2013 results included $6.6 million or $0.12 per share net loss on the sale of certain investment securities and debt extinguishments resulting from the sale of the Company’s portfolio of CDO securities in response to the uncertainties created by the December 2013 announcement of the final rules implementing the Volker Rule as well as $2.2 million or $0.04 per share of acquisition expenses related to the B of A branch acquisition in December 2013.  The 2012 results included $5.7 million, or $0.10 per share, of acquisition expenses related principally to the HSBC and First Niagara branch acquisitions, which were completed in the third quarter of 2012, as well as a $2.5 million or $0.05 per share litigation settlement charge.

Net income for 2012 was $77.1 million, up $3.9 million or 5.4% from 2011’s earnings of $73.1 million.  Earnings per share for 2012 were $1.93, down 4.0% from 2011’s earnings per share of $2.01.  The 2012 results included $5.7 million, or $0.10 per share of acquisition expenses principally related to the Company’s acquisition of the HSBC and First Niagara branch acquisitions, as well as a $2.5 million or $0.05 per share litigation settlement charge.  The 2011 results included $4.8 million or $0.09 per share of acquisition expenses, associated with the Wilber acquisition completed in April 2011.  Fully diluted shares outstanding increased 9.5% in 2012 over 2011, due principally to the full-year impact of the shares issued in the Wilber acquisition in early 2011 and the additional shares issued in early 2012 in support of the HSBC and First Niagara branch acquisitions.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2013	2012	2011	2010	2009
Net interest income	$238,094	$230,424	$209,413	$181,684	$165,500
Provision for loan losses	7,992	9,108	4,736	7,205	9,790
Gain on sales of investment securities, net	80,768	291	30	0	7
Loss on debt extinguishments	87,336	0	91	0	0
Noninterest income	108,748	98,955	89,283	88,792	83,528
Acquisition expenses, litigation settlement, and contract termination charges	2,181	8,247	4,831	1,365	1,621
Other noninterest expenses	219,074	203,510	185,541	175,521	184,557
Income before taxes	111,027	108,805	103,527	86,385	53,067
Income taxes	32,198	31,737	30,385	23,065	11,622
Net income	$78,829	$77,068	$73,142	$63,320	$41,445

Diluted weighted average common shares outstanding	40,726	39,927	36,454	33,553	32,992
Diluted earnings per share	$1.94	$1.93	$2.01	$1.89	$1.26

The Company operates in three business segments: banking, employee benefit services and wealth management services.  Employee benefit services, which includes BPAS, Harbridge and HB&T provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Employee benefit services provides services to 3,600 plan sponsors and 350,000 participants, holds $16 billion in assets under custody or administration, employs 235 professionals and operates out of nine offices located throughout the U.S. and Puerto Rico.  Wealth management services activities include trust services provided by the personal trust unit within CBNA, investment and insurance products and services provided by CISI and CBNA Insurance and asset advisory services provided by Nottingham.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses, and municipal enterprises.  In addition to general liquidity and intermediation services, the Banking segment provides treasury management solutions, capital financing products, and payment processing services.  For additional financial information on the Company’s segments, refer to Note T: Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2013 earnings performance are discussed in the remaining sections of this document and are summarized as follows:

Banking
•
As shown in Table 1 above, net interest income increased $7.7 million, or 3.3%, due to a $94.9 million increase in average earning assets and a three-basis point increase in the net interest margin.  Average loans grew $326.5 million due to strong organic growth in the consumer mortgage, consumer indirect, direct and business lending portfolios, as well as loans acquired in the HSBC and First Niagara branch transactions.  Partially offsetting the strong loan growth was a decrease in the average book value of investments, including cash equivalents of $231.6 million or 8.4% due to the balance sheet restructuring in the first half of 2013 and the sale of the CDO portfolio in December in response to the final rules implementing the Volcker Rule.  Average interest-bearing deposits increased $322.9 million or 7.6% due to the HSBC, First Niagara, and B of A branch acquisitions and organic core deposit growth.  Average borrowings decreased $380.4 million or 40% as compared to the prior year, primarily due to the balance sheet restructuring in the first half of 2013.

•
The loan loss provision of $8.0 million decreased $1.1 million or 12%, from the prior year level.  Net charge-offs of $6.6 million decreased by $1.9 million or 22% from 2012, lowering the net charge-off ratio (net charge-offs / total average loans) six basis points to 0.17% for the year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, decreased 21 and 22 basis points, respectively, as of December 31, 2013 as compared to December 31, 2012 and remain well below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 39 through 43.

•
Excluding gain on sale of investment securities and loss on debt extinguishments, banking noninterest income for 2013 of $54.6 million increased by $4.5 million, or 8.9%, from 2012’s level due to both organic and acquired growth.  Fees from banking services were $3.2 million or 7.3%, higher primarily due to higher debit card related revenue and the banking acquisitions completed over the last two years.  Additionally, mortgage banking revenue increased $0.8 million in 2013 and included the recovery of $0.4 million of previously recorded valuation allowances related to mortgage servicing rights.

•
Total banking noninterest expenses, including acquisition expenses, litigation settlement, and contract termination charges increased $7.8 million, or 4.6%, in 2013 to $178.7 million, reflective of acquired and organic growth initiatives and investments in technology infrastructure over the past two years.  Excluding acquisition expenses, litigation settlement, and contract termination charges, banking noninterest expenses increased $13.9 million or 8.5% due in most part to the three acquisitions completed over the last two years.

Employee Benefit Services
•
Employee benefit services revenue for 2013 of $39.5 million increased $2.8 million or 7.5% from the prior year level benefiting from new and expanded customer relationships, along with positive equity market influences.

•
The growth in employee benefit services noninterest expenses for 2013, which totaled $31.7 million, was limited to $0.3 million or 0.9% from the prior year level due to the successful integration of the CAI business acquired in late 2011 and the full year effect of certain operating efficiencies implemented during 2012.

Wealth Management Services
•
Wealth management services revenue for 2013 of $16.3 million increased $2.7 million or 20% from the prior year level due to positive market conditions, as well as additional resources and customers from both organic and acquired growth initiatives.

•	Wealth management services noninterest expenses of $12.5 million increased $1.5 million or 14% from the prior year level to support the acquired and organic revenue growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2013	2012	2011
Return on average assets	1.09%	1.08%	1.18%
Return on average equity	9.04%	8.82%	10.36%
Dividend payout ratio	56.0%	54.3%	49.3%
Average equity to average assets	12.11%	12.22%	11.42%

As displayed in Table 2 above, both the return on average assets and the return on average equity increased in 2013 as compared to 2012 and remained below the 2011 ratios.  The increase in return on average assets was the result of net income increasing at a faster pace than average assets due in large part to noninterest income growth and a lower provision for loan losses.  The increase in return on average equity was due to increased net income while average equity declined primarily due to the balance sheet restructure in the first half of the year and market-related changes in the unrealized gains and losses on the available-for-sale portfolio during the year.  The decrease in return on average assets and return on average equity in 2012 as compared to 2011 was a result of net income growing at a slower pace than average assets and average equity, both of which grew significantly as a result of acquisitions, capital raised to support the transactions, organic growth, higher retained earnings and a significant increase in the unrealized gains on available-for-sale investment securities.  The corresponding net income was negatively impacted by a declining net interest margin and non-recurring costs associated with the acquisitions and the litigation settlement charge in 2012.

The dividend payout ratio for 2013 increased 1.7 percentage points from 2012 as dividends declared increased 5.4% primarily as a result of a 3.8% increase in the dividends declared per share as well as the additional 0.8 million shares issued in conjunction with the employee stock plan, while net income increased at a smaller 2.2% rate from 2012.  The five percentage point increase in the dividend payout ratio in 2012 as compared to 2011 was the result of a 16% increase in dividends declared while net income increased at a slower 5.4% pace.  The increase in the dividends declared was a result of a 6.0% increase in the dividends declared per share as well as the additional 2.1 million shares issued in conjunction with the public stock offering in January 2012 and the 3.4 million shares issued in conjunction with the Wilber acquisition in the second quarter of 2011.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans, investments and interest-bearing cash) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $253.2 million in 2013, up $5.8 million, or 2.4%, from the prior year a result of a $94.9 million increase in average interest-earning assets, a three-basis point increase in net interest margin and a $57.5 million decrease in average interest-bearing liabilities.  As reflected in Table 4, the increase in interest-earning assets, the decrease in interest bearing liabilities and the lower rate on interest-bearing liabilities had a $29.3 million favorable impact that was partially offset by a $23.5 million unfavorable impact from the decrease in the yield on interest-bearing assets.

The net interest margin increased three basis points from 3.88% in 2012 to 3.91% in 2013.  This increase was attributable to a 47-basis point decrease in the cost of interest-bearing liabilities having a greater impact than a 36-basis point decrease in earning-asset yields.  The yield on loans decreased 56 basis points in 2013 to 4.78% from 5.34% in 2012, due to new loan volume carrying lower yields in the current low-rate environment than the loans maturing or being prepaid, as well as certain adjustable rate loans repricing downward.  The yield on investments, including cash equivalents, decreased from 3.80% in 2012 to 3.58% in 2013.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, with an average yield of 2.78%, realizing $63.8 million of gains. The proceeds were utilized to retire $501.6 million of FHLB borrowings with an average cost of 4.15% that had $63.5 million of associated early extinguishments costs.  These actions enhanced the Company’s regulatory capital position, while positively impacting expected future net interest income generation.  During the first nine months of the year, the Company purchased $650 million of U.S. Treasury securities with an average yield of 2.49% in anticipation of the excess funding expected from the pending branch acquisition and certain other expected contractual cash flows.  The cost of funding, including the impact of non-interest checking deposits, decreased 41 basis points during 2013 to 0.42% as compared to 0.83% for 2012.  The decreased cost of funds was reflective of the extinguishment of the higher rate FHLB borrowings previously discussed, as well as continued disciplined deposit pricing, whereby interest rates on essentially all deposit account categories were lowered throughout 2013 and 2012 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits declined 2.9 percentage points in 2013, while the percentage of deposits in non-interest bearing and lower cost checking accounts correspondingly increased.

The net interest margin in 2012 was 3.88%, compared to 4.07% in 2011.  This 19-basis point decrease was primarily attributable to a 51-basis point decrease in the earning-asset yields having a greater impact than a 37-basis point decrease in the cost of interest-bearing liabilities.  The yield on loans decreased 44 basis points in 2012 to 5.34% from 5.78% in 2011, mostly as a result of the low interest rate environment.  The yield on investments, including cash equivalents, decreased from 4.27% in 2011 to 3.80% in 2012, largely a result of the purchase during 2012 of $899 million of U.S. Treasury, obligations of state and political subdivisions and other securities with an average yield of 2.7%.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2011 and 2012 in response to market conditions.  The cost of funding, including the impact of non-interest checking deposits, decreased 31 basis points during 2012 to 0.83% from 1.14% for 2011.

As shown in Table 3, total interest income decreased by $19.1 million, or 6.4% in 2013 in comparison to 2012. Table 4 indicates that higher average earning assets created $4.4 million of incremental interest income, offset by lower yields with a negative impact of $23.5 million.  Average loans increased a total of $326.5 million in 2013, primarily as result of strong organic growth in the consumer mortgage and consumer indirect portfolios, as well as the full year impact of the loans added in the HSBC and First Niagara branch acquisitions in the third quarter of 2012.  Loan interest income and fees decreased $4.7 million or 2.4% in 2013 as compared to 2012, attributable to the 56-basis point decrease in loan yields, partially offset by higher average loan balances.  On an FTE basis, investment interest income, including interest on average cash equivalents of $90.0 million in 2013, was $14.4 million or 13.8% lower than the prior year as a result of a smaller portfolio and a 22-basis point decrease in the investment yield.  Average investments for 2013, including cash equivalents, were $231.6 million lower than 2012, reflective of the balance sheet restructure in the first half of 2013, partially offset by the purchase of U.S. Treasury securities in anticipation of the excess funding expected from the branch acquisition completed in the fourth quarter of 2013.

Total interest income increased by $11.7 million, or 4.1%, in 2012 from 2011’s level.  Table 4 indicates that higher average earning assets contributed a positive $41.4 million variance, offset by lower yields with a negative impact of $29.7 million.  Average loans increased a total of $272.7 million in 2012, primarily as result of strong organic growth in the consumer mortgage and consumer indirect portfolios, as well as loans added in the HSBC and First Niagara branch acquisitions.  Loan interest income and fees decreased slightly in 2012 as compared to 2011, attributable to the 44-basis point decrease in loan yields, partially offset by higher average loan balances.  Investment interest income, including cash equivalents, on an FTE basis of $104.5 million in 2012 was $11.8 million or 12.7% higher than the prior year as a result of a larger portfolio, partially offset by a 47-basis point decrease in the investment yield.  Average investments, including cash equivalents, for 2012 were $576.2 million higher than 2011, reflective of the deployment of excess funding supplied by the HSBC and First Niagara branch acquisitions and organic deposit growth.

Total average funding (deposits and borrowings) in 2013 increased $72.8 million or 1.2%.  Average deposits increased $453.2 million, of which approximately $359.3 million was attributable to the HSBC and First Niagara branch acquisitions, $14.8 million was attributable to the B of A acquisition and the remaining $79.1 million was attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $575.4 million, while time deposits declined $122.2 million year-over-year.  Average external borrowings decreased $380.4 million in 2013 as compared to the prior year, reflective of the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings, partially offset by the initiative in the second and third quarter of 2013 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013.  In 2012, total average funding increased $769.4 million or 14%.  Deposits increased $655.1 million, $345 million due to the HSBC and First Niagara acquisitions, $209 million attributable to the Wilber acquisition and $101 million due to organic growth.  Consistent with the Company’s funding mix objective, average core deposit balances increased $693.8 million, while time deposits were managed downward $38.7 million over the year.  Average external borrowings increased $114.4 million in 2012 as compared to the prior year as the Company pre-invested (and borrowed) during the first half of 2012 a portion of the liquidity ultimately received from the branch acquisitions in the third quarter.

Total interest expense decreased by $24.9 million to $26.1 million in 2013.  As shown in Table 4, lower interest rates on deposits and external borrowings resulted in $24.4 million of this decrease, while lower external borrowing balances, partially offset by higher deposit balances accounted for a decrease of $0.6 million in interest expense.  Interest expense as a percentage of earning assets decreased by 40 basis points to 0.40%.  The rate on interest-bearing deposits decreased 19 basis points to 0.24% due to the reduction of rates in all interest-bearing categories throughout 2012 and 2013 and the previously discussed decline of higher rate time deposit balances.  The rate on external borrowings decreased 76 basis points to 2.70% in 2013 primarily due to the balance sheet restructuring in the first half of 2013 which retired $501.6 million of FHLB borrowings and by the initiative in the second and third quarter of 2013 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013.  Total interest expense decreased by $10.6 million to $51.0 million in 2012 as compared to 2011.  Lower interest rates on interest-bearing liabilities accounted for $18.0 million of this decrease, while the higher interest-bearing liability balances accounted for an increase of $7.4 million in interest expense.  In 2012, the rate on interest-bearing deposits decreased 27 basis points to 0.43% and the rate on external borrowings decreased 79 basis points from 2011 to 3.46%.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2013, 2012 and 2011.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 39.1% in 2013 and 38.8% in 2012 and 2011.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$62,584	$159	0.25%	$126,714	$330	0.26%	$202,885	$503	0.25%
Taxable investment securities (1)	1,806,137	56,646	3.14%	1,939,998	66,857	3.45%	1,398,437	56,982	4.07%
Nontaxable investment securities (1)	645,464	33,242	5.15%	679,119	37,278	5.49%	568,295	35,207	6.20%
Loans (net of unearned discount)(2)	3,954,515	189,172	4.78%	3,628,006	193,841	5.34%	3,355,286	193,951	5.78%
Total interest-earning assets	6,468,700	279,219	4.32%	6,373,837	298,306	4.68%	5,524,903	286,643	5.19%
Noninterest-earning assets	732,347			780,497			659,267
Total assets	$7,201,047			$7,154,334			$6,184,170

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,614,722	3,773	0.10%	$3,169,651	6,895	0.22%	$2,640,239	10,103	0.38%
Time deposits	940,095	6,959	0.74%	1,062,307	11,267	1.06%	1,101,013	16,053	1.46%
Borrowings	567,079	15,333	2.70%	947,454	32,814	3.46%	833,075	35,400	4.25%
Total interest-bearing liabilities	5,121,896	26,065	0.51%	5,179,412	50,976	0.98%	4,574,327	61,556	1.35%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,119,935			989,631			825,277
Other liabilities	86,920			111,051			78,221
Shareholders' equity	872,296			874,240			706,345
Total liabilities and shareholders' equity	$7,201,047			$7,154,334			$6,184,170

Net interest earnings		$253,154			$247,330			$225,087

Net interest spread			3.81%			3.70%			3.84%
Net interest margin on interest-earning assets			3.91%			3.88%			4.07%

Fully tax-equivalent adjustment		$15,060			$16,906			$15,674

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

Table 4: Rate/Volume

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($164)	($7)	($171)	($198)	$25	($173)
Taxable investment securities	(4,433)	(5,778)	(10,211)	19,633	(9,758)	9,875
Nontaxable investment securities	(1,796)	(2,240)	(4,036)	6,372	(4,301)	2,071
Loans (net of unearned discount)	16,600	(21,269)	(4,669)	15,146	(15,256)	(110)
Total interest-earning assets (2)	4,385	(23,472)	(19,087)	41,411	(29,748)	11,663

Interest paid on:
Interest checking, savings and money market deposits	861	(3,983)	(3,122)	1,749	(4,957)	(3,208)
Time deposits	(1,188)	(3,120)	(4,308)	(546)	(4,240)	(4,786)
Borrowings	(11,306)	(6,175)	(17,481)	4,477	(7,063)	(2,586)
Total interest-bearing liabilities (2)	(560)	(24,351)	(24,911)	7,421	(18,001)	(10,580)

Net interest earnings (2)	3,701	2,123	5,824	33,331	(11,088)	22,243

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the personal trust unit within CBNA), investment and insurance products and services (performed by CISI and CBNA Insurance), and asset advisory services (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2013	2012	2011
Employee benefit services	$38,596	$35,946	$31,601
Deposit service charges and fees	28,595	26,840	25,658
Electronic banking	18,480	17,025	14,784
Wealth management services	15,550	12,876	10,697
Other banking revenues	5,854	5,425	4,808
Mortgage banking	1,673	843	1,735
Subtotal	108,748	98,955	89,283
Gain on sales of investment securities, net	80,768	291	30
Loss on debt extinguishments	(87,336)	0	(91)
Total noninterest income	$102,180	$99,246	$89,222

Noninterest income/operating income (FTE basis) (1)	30.0%	28.6%	28.4%

(1) For purposes of this ratio noninterest income excludes gain on sales of investment securities and loss on debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis, plus noninterest income, excluding gain on sales of investment securities and loss on debt extinguishments.

As displayed in Table 5, noninterest income, excluding security gains and losses and debt extinguishments costs, of $108.7 million for 2013 increased by $9.8 million, comprised of growth in revenue from the Company’s financial services businesses,  increased debit card related income, higher banking fees due to the HSBC and First Niagara branch acquisitions and higher mortgage banking income.  Total noninterest income, excluding security gains and losses and debt extinguishments costs, increased by 10.8% to $99.0 million in 2012 as compared to 2011, largely as a result of growth in revenue from the Company’s financial services businesses, primarily from the CAI acquisition completed in December 2011, increased debit card related income, incremental revenue produced by the acquired Wilber trust operations, higher banking fees due to the HSBC, First Niagara and Wilber acquisitions, partially offset by lower mortgage banking income.

Noninterest income as a percent of operating income (FTE basis) was 30.0% in 2013, up 1.4 percentage points from the prior year and up 1.6 percentage points from 2011.  The current year increase was due to a 9.9% increase in noninterest income, primarily the result of solid organic growth in the financial services businesses, the HSBC and First Niagara branch acquisitions and strong growth in debit card related income while net interest income increased at a smaller rate of 4.5%.  The increase from 2011 to 2012 was primarily driven by a 10.8% increase in noninterest income, primarily the result of the HSBC, First Niagara, Wilber and CAI acquisitions and strong growth in debit card related income while net interest income increased at a smaller rate of 9.9%, primarily due to the contracting net interest margin.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which was $52.9 million in 2013, up $3.6 million or 7.4% from the prior year.  The increase was due to the addition of new deposit relationships from both acquired and organic growth, as well as solid growth in debit card-related revenue.  Electronic banking revenue grew $1.5 million due in large part to a continued concerted effort to increase the penetration and utilization of consumer debit cards.  Fees from general banking services were $49.3 million in 2012, up $4.0 million or 8.9% from 2011.  The expansion of core deposit relationships through acquisition and marketing efforts, as well as solid growth in debit card-related revenue more than offset the continuing trend of lower utilization of overdraft protection programs.

In 2013, mortgage banking revenue increased $0.8 million from the income generated in 2012, which was down $0.9 million from 2011, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio from mid-2011 through the first quarter of 2013.  Beginning in the second quarter of 2013, the Company began selling conforming 30 year mortgages in the secondary market.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is a net recovery of $0.4 million in 2013 for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors in 2013, primarily Fannie Mae, totaled $25.2 million as compared to $3.6 million and $43.1 million during 2012 and 2011, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2013 totaled $0.7 million.  The continuation of the level of mortgage noninterest income produced in 2013 will be dependent on market conditions and the trend in long-term interest rates.

As disclosed in Table 5, noninterest income from financial services (revenues from employee benefit services and wealth management services) rose $5.3 million, or 11%, in 2013 to $54.1 million.  Financial services revenue accounted for 50% of total noninterest income in 2013, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  Employee benefit services generated revenue growth of $2.7 million, or 7.4%, in 2013, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.  Employee benefit services, which includes BPAS, Harbridge and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services on a national basis from offices in New Jersey, New York, Pennsylvania, Texas and Puerto Rico.  Employee benefit services revenue of $35.9 million in 2012 was $4.3 million higher than 2011’s results, primarily driven by the CAI acquisition completed in December 2011.

On November 30, 2011, BPAS acquired, in an all-cash transaction, certain assets and liabilities of CAI, a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction added valuable service capacity and enhanced distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.  While not immediately additive to GAAP earnings, the acquisition added approximately $4.2 million in revenue for the 2012 year in the strategically important metropolitan New York marketplace.

Wealth management services revenue increased $2.7 million or 21% in 2013.  Personal trust revenue increased $0.3 million, CISI revenue increased $2.0 million, Nottingham revenue increased $0.3 million and CBNA Insurance revenue increased $0.1 million. The improved revenue generation of the wealth management services was reflective of positive market conditions and additional resources and customers from both organic and acquired growth initiatives.  Wealth management services revenue in 2012 increased $2.2 million or 20% as compared to 2011.  Personal trust revenues increased $1.0 million, in large part due to incremental revenue produced by the acquired Wilber trust operations.  CISI revenues increased $0.8 million, Nottingham revenue increased $0.3 million and CBNA Insurance revenue increased $0.1 million.  The improved revenue generation of the wealth management services in 2012 was reflective of the Wilber acquisition and solid organic growth in trust, and asset management services and investment product sales.

Assets under administration within the Company’s employee benefit services segment increased $10.8 billion to $16.1 billion at year-end 2013 from $5.3 billion at year-end 2012, primarily as a result of additions to the collective investment fund administration business and higher equity market valuations.  Assets under management with the Company’s wealth management services segment increased $0.5 billion to $3.4 billion at year-end 2013 from $2.8 billion at year-end 2012 due to market-driven gains in equity-based assets and the addition of new client assets.  Assets under administration declined $0.2 billion at the employee benefit services segment in 2012 as compared to 2011.  Assets under management increased $0.5 billion for the wealth management businesses at year end 2012 as compared to one year earlier.

In the first half of 2013, the company sold $648.7 million of investment securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  In late December 2013, in response to the uncertainties created by the announcement of the final regulations implementing the Volcker Rule, the Company sold its entire portfolio of bank and insurance trust preferred collateralized debt obligation securities (CDOs), recognizing a $15.4 million loss on the sale.  In conjunction with the liquidation of the trust preferred CDOs, the Company also extinguished $226 million of FHLB advances with $23.8 million of early extinguishment costs and sold $418 million of U.S. Treasury securities previously classified as held to maturity realizing $32.4 million of gains.

Noninterest Expenses

As shown in Table 6, operating expenses increased $9.5 million, or 4.5%, in 2013 to $221.3 million and include non-recurring acquisition expenses as well as incremental operating expenses from the HSBC, First Niagara and B of A acquisitions.  Operating expenses in 2012 were $21.4 million or 11.2% higher than 2011 and include non-recurring acquisition expenses and a litigation settlement charge, as well as incremental operating expenses from the HSBC, First Niagara, CAI and Wilber acquisitions.  Operating expenses (excluding acquisitions expenses, litigation settlement charge and amortization of intangible assets) for 2013 as a percent of average assets were 2.98%, up 20 basis points from 2.78% in 2012 and five basis points higher than the 2.93% in 2011.  The increase in this ratio was due to a 7.9% increase in operating expenses, primarily due to the acquisitions over the last two years, without a corresponding increase in average assets due to the balance sheet restructuring undertaken in the first half of 2013.  The improvement in this ratio in 2012 as compared to 2011 was due to effective management of operating expenses combined with the increase in average assets resulting from the HSBC, First Niagara and Wilber acquisitions.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, litigation settlement charge and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher operating efficiency.  The efficiency ratio for 2013 was 1.9 percentage points higher than the 57.4% ratio for 2012 due to a 7.9% increase in operating expenses, as defined above, being larger than the 4.5% increase in operating income.  The increase in 2013 operating income was comprised of a 2.4% increase in net interest income and a 9.9% increase in noninterest income.  In 2012, the efficiency ratio declined 0.2 percentage points as the 9.8% increase in operating expenses, as defined above, grew at a slower pace than the increase in income comprised of a 9.9% increase in net interest income and a 10.8% increase in noninterest income (excluding net securities gains and debt extinguishments costs).

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2013	2012	2011
Salaries and employee benefits	$121,629	$112,034	$102,278
Occupancy and equipment	27,045	25,799	24,502
Data processing and communications	27,186	23,696	20,525
Amortization of intangible assets	4,469	4,607	4,381
Legal and professional fees	7,008	7,950	5,889
Office supplies and postage	6,122	5,742	5,246
Business development and marketing	6,815	5,919	5,931
FDIC insurance premiums	3,829	3,804	3,920
Acquisition expenses and litigation settlement	2,181	8,247	4,831
Other	14,971	13,959	12,869
Total noninterest expenses	$221,255	$211,757	$190,372

Operating expenses(1) /average assets	2.98%	2.78%	2.93%
Efficiency ratio	59.3%	57.4%	57.6%

(1)Operating expenses are total noninterest expenses excluding acquisition expenses, litigation settlement charge and amortization of intangible assets

Salaries and employee benefits increased $9.6 million or 8.6% in 2013, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions in the third quarter of 2012, 40 employees as a result of the B of A acquisition in late 2013, as well as the impact of annual merit increases and higher incentive payments in 2013 based on the achievement of the Company’s annual business objectives.  Total salaries and employee benefits increased $9.8 million or 9.5% in 2012, primarily due to the HSBC, First Niagara, Wilber and CAI acquisitions and the impact of annual merit increases, partially offset by lower incentive payments in 2012.  Total full-time equivalent staff at the end of 2013 was 1,987 compared to 1,996 at December 31, 2012 and 1,831 at the end of 2011.

Employee medical expenses increased $1.7 million or 20% in 2013 due to a general rise in the cost of medical care, administration and insurance, as well as the additional employees added from the HSBC and First Niagara branch acquisitions in 2012.  Medical expenses increased $0.6 million in 2012, or 7.4%, due primarily to the additional employees added from the Wilber, HSBC and First Niagara acquisitions.  This year’s defined benefit retirement plan expense decreased $0.4 million due to the improved funded status of the pension plan, higher returns on plan assets and the increase in the liability discount rate from 4.1% to 5.0%.  Defined benefit pension expense in 2012 increased $0.5 million due to the additional employees added with the HSBC and First Niagara acquisitions, and the decrease in the liability discount rate from 4.1% to 3.4%, partially offset by higher returns on plan assets.  The 401(k) Plan expense for 2013 increased approximately $0.3 million from 2012 due to additional participants being added as a result of the HSBC and First Niagara acquisitions.  The 401(k) Plan expense increased $0.2 million in 2012 as compared to 2011 due to the additional participants being added as a result of the HSBC, First Niagara and Wilber acquisitions.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges increased $6.0 million, or 6.5%, in 2013, and includes the HSBC and First Niagara branch acquisitions completed in 2012.  Data processing and communication expenses increased $3.5 million or 14.7% over 2012 levels, due to the higher level of electronic transaction processing as well as continued investments in Company-wide technology enhancements.  Legal and professional fees declined $0.9 million in 2013, or 11.8%, and reflected the absence of certain costs incurred in 2012 for a litigation settlement charge partially offset by additional regulatory compliance related activities.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  During 2013, the Company consolidated four of its branch offices.  This realignment reduced market overlap and further strengthened its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive, strategic decision making.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, litigation settlement and contract termination charges increased $8.2 million, or 9.9%, in 2012, and included incremental direct expenses related to the retail branches acquired from HSBC, First Niagara and Wilber.

Acquisition expenses and litigation settlement charges totaled $2.2 million in 2013, down $6.1 million from the costs incurred in the prior year.  Acquisition expenses for 2013 totaled $2.2 million and related primarily to the acquisition of the B of A branches.
Acquisition expenses for 2012 totaled $5.7 million and were associated with the acquisition of the HSBC and First Niagara branches.  Additionally, 2012 included a charge of $2.5 million from the settlement of a class action lawsuit related to the processing of retail debit card transactions and its impact on overdraft fees.  The Company had considerable affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for shareholders when measured against the cost and the staff resources required for litigation.  Acquisition expenses and litigation settlement charges in 2012 were $3.4 million higher than the costs incurred in the prior year.  Acquisition expenses and contract termination charges totaled $4.8 million in 2011 and were primarily associated with the Wilber acquisition which closed in April 2011.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 74.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2013 was 29.0%, compared to 29.2% in 2012, reflective of generally similar proportional levels of income from both fully taxable and non-taxable sources.  The effective tax rate for 2012 was ten basis points lower than the 29.3% rate reported in 2011.

Capital

Shareholders’ equity ended 2013 at $875.8 million, down $27.0 million, or 3.0%, from one year earlier.  This decrease reflects an $80.9 million decrease in accumulated other comprehensive income, and common stock dividends declared of $44.1 million.  These decreases were partially offset by net income of $78.8 million, $15.2 million from the issuance of shares through employee stock plans and $4.0 million from stock-based compensation.  The change in other comprehensive income was comprised of a $101.5 million decrease in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) due principally to the sale of investment securities during the 2013 and a rise in long-term interest rates, partially offset by a positive $20.6 million adjustment to the funded status of the Company’s employee retirement plans.  These changes in accumulated other comprehensive income resulted in a net comprehensive loss of $2.1 million in 2013 as compared to net comprehensive income of $102.2 million in 2012.  The primary year-over-year driver of the difference is the changes in unrealized gains and losses on the available-for-sale investment portfolio, much of which resulted from realized gains recorded in 2013.  Excluding accumulated other comprehensive income in both 2013 and 2012, capital rose by $53.9 million, or 6.4%.  Shares outstanding increased by 0.8 million during the year added through employee stock plans.

Shareholders’ equity ended 2012 at $902.8 million, up $128.2 million, or 17%, from one year earlier.  This increase reflects net income of $77.1 million, $54.9 million from common stock issuance, a $25.2 million increase in other comprehensive income, $9.2 million from the issuance of shares through employee stock plans, and $3.7 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $41.9 million.  The change in accumulated other comprehensive income was comprised of a $28.1 million increase in the MVA and a $2.9 million change based on the funded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2012 and 2011, capital rose by $103.0 million, or 14%.  Shares outstanding increased by 2.6 million during the year, comprised of 2.13 million shares added through a public common stock offering in January 2012 in support of the HSBC and First Niagara branch acquisition and 0.5 million added through employee stock plans.

The Company’s ratio of ending Tier 1 capital to quarterly average assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 89 basis points to end the year at 9.29%.  This was the result of a 9.4% increase in Tier 1 capital primarily from the retention of net income generation while fourth quarter average net assets (excludes investment market value adjustment, intangible assets net of related deferred tax liabilities and disallowed mortgage service rights) declined 1.2%, due mostly to the balance sheet restructuring conducted in the first half of 2013.  The tangible equity to tangible assets ratio was 7.68% at the end of 2013 versus 7.62% one year earlier.  The increase was due to common shareholders’ equity decreasing less than tangible assets, as a result of capital generation through retained earnings and reduction of the level of assets as a result of the balance sheet restructure in the first half of the year, the sale of the investments at the end of the year having a higher impact than the decline in market value adjustment due to the rising rate environment.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2013 of $44.1 million represented an increase of 5.4% over the prior year.  This growth was a result of the 0.8 million shares issued through employee stock programs and the $0.04 increase in dividends per share for the year. Dividends per share of $1.10 for 2013 increased from $1.06 in 2012, a result of quarterly dividends per share being raised from $0.27 to $0.28 (a 3.7% increase) in the third quarter of 2013 and from $0.26 to $0.27 (a 3.8% increase) in the third quarter of 2012.  The 2013 increase in quarterly dividends marked the 21st consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 56.0% compared to 54.3% in 2012, and 49.3% in 2011.  The dividend payout ratio increased during 2013 because dividends declared increased 5.4% while net income increased at a lower 2.3% rate.  The payout ratio increased during 2012 because dividends increased 16.1% while net income increased 5.4%.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $142 million were outstanding at December 31, 2013.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2013, the Bank had $150 million of cash and cash equivalents of which $11 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.1 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.3 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2013, this ratio was 16.4% for 30-days and 16.3% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2013, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2013 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s Asset Liability Management Committee (“ALCO Committee”).  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2013 are summarized as follows:

Table 7: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2012	Additions	Amortization	Impairment	December 31, 2013
Banking Segment
Goodwill	$359,207	$5,288	$0	$0	$364,495
Core deposit intangibles	14,492	2,537	3,569	0	13,460
Total Banking Segment	373,699	7,825	3,569	0	377,955
Employee Benefit Services Segment
Goodwill	7,836	0	0	0	7,836
Other intangibles	2,168	0	662	0	1,506
Total BPAS Segment	10,004	0	662	0	9,342
Wealth Management Segment
Goodwill	2,660	0	0	0	2,660
Other intangibles	771	9	238	0	542
Total Other Segment	3,431	9	238	0	3,202

Total	$387,134	$7,834	$4,469	$0	$390,499

Intangible assets at the end of 2013 totaled $390.5 million, an increase of $3.4 million from the prior year-end due to $7.8 million of additional intangible assets arising primarily from the acquisitions of the B of A branches, offset by $4.5 million of amortization during the year.  Intangible assets consist of goodwill and the value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2013 totaled $375.0 million, comprised of $364.5 million related to banking acquisitions and $10.5 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2013 and 2012 and no adjustments were necessary for the banking or financial services businesses.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services businesses acquisitions.

Core deposit intangibles represent the value of non-time deposits acquired in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles arose due to the acquisitions of the trust department of Wilber, CAI, Alliance Benefit Group MidAtlantic, HB&T, Harbridge and the CBNA Insurance Agency.  These assets were determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from seven to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2013	2012	2011	2010	2009
Consumer mortgage	$1,582,058	$1,448,415	$1,214,621	$1,057,332	$1,044,589
Business lending	1,260,364	1,233,944	1,226,439	1,023,286	1,066,730
Consumer indirect	740,002	647,518	556,955	494,529	528,791
Consumer direct	180,139	171,474	149,170	146,575	139,757
Home equity	346,520	364,225	323,840	304,641	319,618
Gross loans	4,109,083	3,865,576	3,471,025	3,026,363	3,099,485
Allowance for loan losses	(44,319)	(42,888)	(42,213)	(42,510)	(41,910)
Loans, net of allowance for loan losses	$4,064,764	$3,822,688	$3,428,812	$2,983,853	$3,057,575
Daily average of total loans	$3,954,515	$3,628,006	$3,355,286	$3,075,030	$3,104,808

As disclosed in Table 8 above, gross loans outstanding of $4.1 billion as of year-end 2013 increased $243.5 million or 6.3% compared to December 31, 2012 as a result strong organic growth in the consumer mortgage, consumer indirect, direct and business lending portfolios.  The low interest rate environment and continued business development efforts contributed to strong organic consumer mortgage, business lending and consumer indirect lending activity during 2013.  The home equity portfolio decreased due primarily to pay downs associated with the high level of mortgage refinancing being conducted in the low interest rate environment, as well as the continued deleveraging activities being undertaken by consumers in the current economic environment.  Gross loans outstanding at December 31, 2012 of $3.9 billion increased $394.6 million or 11.4% compared to December 31, 2011 as a result of the HSBC and First Niagara branch acquisitions in the third quarter of 2012, as well as strong organic growth in the consumer mortgage, consumer indirect and consumer direct portfolios.  Excluding loans acquired from HSBC and First Niagara, loans increased $234.4 million or 6.8% as of year-end 2012 as compared to year-end 2011.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2008 and 2013 was 5.6%, comprised of approximately 2.8% of organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the consumer mortgage segment, which grew at a 8.0% CAGR, driven by robust mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches.  The consumer indirect and direct segment grew at a compounded annual growth rate of 6.3% from 2008 to 2013.  Consumer indirect and direct loans consist of personal loans originated both in the branch network and in automobile, marine and recreational vehicle dealerships.  The business lending segment grew at a compounded annual growth rate of 3.9% driven by acquisitions during the five year period.  The home equity lending segment grew at a compounded annual growth rate of 0.7% from 2008 to 2013, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 69% of loans outstanding at the end of 2013 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2013: commercial real estate (28%), healthcare (11%), restaurant & lodging (11%), general services (8%), agriculture (7%), manufacturing (7%), retail trade (6%), construction (6%), wholesale trade (5%) and motor vehicle and parts dealers (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 7%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (98%) and adjustable rate (2%) residential lending and includes no exposure to Alt-A or other higher-risk mortgage products.  Consumer mortgages increased $133.6 million or 9.2% in 2013.  During 2013, the Company originated and sold an additional $25.2 million of longer-term, fixed-rate residential mortgages, principally to Fannie Mae.  During 2012, the Company originated and sold $3.6 million of residential mortgages. Beginning in the fourth quarter of 2011 through the first quarter of 2013, the Company chose to retain in portfolio the majority of mortgage production.  Consumer mortgage volume has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders have restricted their lending activities in many of the Company’s markets.  Interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage generation.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property, is characterized as the Company’s business lending activity.  The business lending portfolio increased $26.4 million or 2.1% in 2013.  Generating organic growth in this segment has remained challenging primarily due to a prolonged soft economic environment and highly competitive conditions.  Further, the Company proactively managed payout of certain unprofitable loan relationships (principally acquired) during 2012 and to a lesser degree in 2013.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in personnel, technology, and business development resources to further strengthen its capabilities and enhance overall operational efficiencies in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2013:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$322,523	$496,342	$408,383	$1,227,248
Real estate – construction	45,036	0	0	45,036
Total	$367,559	$496,342	$408,383	$1,272,284

Fixed or predetermined interest rates	$101,239	$206,636	$98,827	$406,702
Floating or adjustable interest rates	266,320	289,706	309,556	865,582
Total	$367,559	$496,342	$408,383	$1,272,284

                                                                                       (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $101.1 million or 12% from one year ago.  The volume of new and used vehicles sales to upper-tier credit profile customers in the Company’s primary markets has improved in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  A by-product of the still historically low new vehicle sales rates has been an improvement in used car valuations, where the majority of the Company’s installment lending is concentrated.  Market trends predict moderate vehicle sales increases over the prior year levels and this will create opportunity for the Company to continue to produce solid indirect loan growth.

Home equity loans decreased $17.7 million or 4.9% from one year ago, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred throughout 2012 and continued in 2013 in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging activity that is occurring in response to the continued longer-term slow growth economic conditions.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2013	2012	2011	2010	2009
Nonaccrual loans
Consumer mortgage	$12,560	$11,286	$6,520	$4,737	$4,077
Business lending	4,555	13,691	18,535	9,715	12,103
Consumer indirect	14	0	2	0	54
Consumer direct	4	8	0	0	368
Home equity	2,340	1,375	1,205	926	558
Total nonaccrual loans	19,473	26,360	26,262	15,378	17,160
Accruing loans 90+ days delinquent
Consumer mortgage	1,338	1,818	2,171	2,308	891
Business lending	164	247	399	247	662
Consumer indirect	755	73	32	131	29
Consumer direct	117	71	95	96	33
Home equity	181	539	393	309	135
Total accruing loans 90+ days delinquent	2,555	2,748	3,090	3,091	1,750
Nonperforming loans
Consumer mortgage	13,898	13,104	8,691	7,045	4,968
Business lending	4,719	13,938	18,934	9,962	12,765
Consumer indirect	769	73	34	131	83
Consumer direct	121	79	95	96	401
Home equity	2,521	1,914	1,598	1,235	693
Total nonperforming loans	22,028	29,108	29,352	18,469	18,910

Other real estate (OREO)	5,060	4,788	2,682	2,011	1,429
Total nonperforming assets	$27,088	$33,896	$32,034	$20,480	$20,339

Allowance for loan losses / total loans	1.08%	1.11%	1.22%	1.40%	1.35%
Allowance for legacy loan losses / total legacy loans (1)	1.15%	1.21%	1.36%	1.40%	1.35%
Allowance for loan losses / nonperforming loans	201%	147%	144%	230%	222%
Allowance for legacy loans / nonperforming legacy loans (1)	234%	171%	197%	230%	222%
Nonperforming loans / total loans	0.54%	0.75%	0.85%	0.61%	0.61%
Legacy nonperforming loans / legacy total loans	0.49%	0.71%	0.69%	0.61%	0.61%
Nonperforming assets / total loans and other real estate	0.66%	0.88%	0.92%	0.68%	0.66%
Delinquent loans (30 days old to nonaccruing) to total loans	1.49%	1.92%	1.99%	1.91%	1.48%
Loan loss provision to net charge-offs	122%	108%	94%	109%	131%
Legacy loan loss provision to net charge-offs (1)	134%	116%	86%	109%	131%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2013 at $22.0 million, down approximately $7.1 million from one year earlier.  The ratio of nonperforming loans to total loans at December 31, 2013 decreased 21 basis points from the prior year.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans at the end of 2013 was 0.49%, a decrease of 22 basis points from the prior year.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.66% at year-end 2013, down 22 basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite soft economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At year-end 2013, the Company was managing 46 OREO properties with a value of $5.1 million, as compared to 26 OREO properties with a value of $4.8 million a year earlier.  The increase in OREO balances and the number of properties continue to reflect increases in the time necessary to process residential mortgage foreclosures.

Approximately 63% of nonperforming loans at December 31, 2013 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area did not experience the significant declines in values that other parts of the country encountered in the 2009 to 2011 period.  However, the slow economic recovery conditions and still high unemployment levels have adversely impacted consumers and and have resulted in higher than historically normal nonperforming levels.  Approximately 21% of the nonperforming loans at December 31, 2013 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The decrease in nonperforming loans in the business lending portfolio is primarily related to two large relationships, one of which was foreclosed and currently is included in OREO.  The remaining 16% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 201% at the end of 2013 compared to 147% at year-end 2012 and 144% at December 31, 2011, reflective of the lower level of nonperforming loans.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 234% at the end of 2013, compared to 171% at year-end 2012 and 197% at December 31, 2011.

Members of senior management, special asset officers, and commercial bankers review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring the loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on at least a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized loan portfolio on a monthly basis.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.49% of total loans outstanding, versus 1.92% at the end of 2012.  As of year-end 2013, total delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 0.65%, 1.62%, 2.04% and 1.66%, respectively.  These measures were 1.91%, 1.52%, 2.15% and 1.92%, respectively, as of December 31, 2012.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2013 was 1.50%, as compared to an average of 1.80% in 2012 and 1.64% in 2011, reflective of the underlying economic conditions and the typical delayed impact they have on loan performance characteristics.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments that can be caught up with payments made over the remaining term of the loan or at maturity.  Historically, the Company has had very few TDRs.   During 2012, new regulatory guidance was issued by the OCC addressing the accounting of certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2012 was immaterial.  With this new interpretation, at December 31, 2013 the Company had 47 loans totaling $2.0 million considered to be nonaccruing TDRs and 213 loans totaling $3.4 million considered to be accruing TDRs as compared to 18 loans totaling $3.3 million considered to be nonaccruing TDRs and 189 loans totaling $3.2 million considered to be accruing TDRs at December 31, 2012.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2013	2012	2011	2010	2009

Allowance for loan losses at beginning of period	$42,888	$42,213	$42,510	$41,910	$39,575
Charge-offs:
Consumer mortgage	1,012	1,004	748	583	498
Business lending	3,671	5,654	2,964	3,950	3,324
Consumer indirect	4,544	5,407	4,464	4,279	5,374
Consumer direct	1,954	1,694	1,273	1,719	1,928
Home equity	650	423	265	181	36
Total charge-offs	11,831	14,182	9,714	10,712	11,160
Recoveries:
Consumer mortgage	36	59	30	71	28
Business lending	692	1,295	692	730	374
Consumer indirect	3,488	3,551	3,200	2,569	2,517
Consumer direct	1,034	821	674	730	732
Home equity	20	23	85	7	54
Total recoveries	5,270	5,749	4,681	4,107	3,705

Net charge-offs	6,561	8,433	5,033	6,605	7,455
Provision for loan losses	7,358	8,715	4,350	7,205	9,790
Provision for acquired impaired loans	634	393	386	0	0

Allowance for loan losses at end of period	$44,319	$42,888	$42,213	$42,510	$41,910

Net charge-offs to average loans outstanding:
Consumer mortgage	0.06%	0.07%	0.06%	0.05%	0.04%
Business lending	0.24%	0.36%	0.19%	0.31%	0.28%
Consumer indirect	0.16%	0.31%	0.24%	0.34%	0.54%
Consumer direct	0.52%	0.54%	0.39%	0.68%	0.82%
Home equity	0.18%	0.12%	0.06%	0.06%	-0.01%
Total loans	0.17%	0.23%	0.15%	0.21%	0.24%

As displayed in Table 11 above, total net charge-offs in 2013 were $6.6 million, down $1.9 million from the prior year due to lower charge-offs in the business lending and  consumer indirect portfolios, partially offset by higher levels of net charge-offs in the consumer mortgage, consumer direct and home equity portfolios.  Net charge-offs in 2012 were $3.4 million higher than 2011’s level, due to higher levels of net charge-offs in all portfolios.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2013 was down six basis points from 2012 and was two basis points higher than 2011.  Gross charge-offs as a percentage of average loans was 0.30% in 2013 as compared to 0.39% in 2012 and 0.29% in 2011.  Continued strong recovery efforts were evidenced by recoveries of $5.3 million in 2013, representing 41% of average gross charge-offs for the latest two years, compared to 48% in 2012 and 46% in 2011.

Business loan net charge-offs decreased in 2013, totaling $3.0 million or 0.24% of average business loans outstanding versus $4.4 million or 0.36% in 2012, reflective of the Company’s disciplined risk management and underwriting standards.  Consumer installment loan net charge-offs decreased to $2.0 million this year from $2.7 million in 2012, with a net charge-off ratio of 0.23% in 2013 and 0.36% in 2012.  Higher used automobile valuations benefited consumer installment recovery efforts, which were 67% of average gross charge-offs in 2013, compared to 68% in 2012, and 66% in 2011.  The dollar amount of consumer mortgage net charge-offs increased slightly in 2013, but the net charge-off ratio decreased one basis point to 0.06%.  Home equity net charges offs increased by $0.2 million to $0.6 million in 2013 and the net charge-off ratio increased six basis points to 0.18%.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: business lending, consumer direct, consumer indirect, consumer mortgage and home equity. The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan category (business loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.

The loan loss provision is calculated by subtracting the previous period allowance for loan losses, net of the interim period net charge-offs, from the current required allowance level.  This provision is then recorded in the income statement for that period. Members of senior management and the Audit/Compliance/Risk Management Committee of the Board of Directors review the adequacy of the allowance for loan losses quarterly.  Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses.  During the year ended December 31, 2011, the Company established an allowance for loan losses for acquired impaired loans of $0.4 million for estimated additional losses on certain acquired impaired loans.  In 2013 and 2012, an additional $0.6 million and $0.4 million, respectively, of provision for loan losses related to the acquired impaired loans was recorded.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  During 2013, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.3 million.  During 2012, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.7 million, of which $0.5 million was recorded in the third quarter for loan pools acquired in the third quarter where the net fair value of the pool was deemed greater than its par value at acquisition.

The allowance for loan losses increased to $44.3 million at year-end 2013 from $42.9 million at the end of 2012.  The $1.4 million increase was primarily due to organic loan growth.  The allowance for legacy loan losses increased $1.8 million as growth in the loan portfolio was partially offset by changes in the composition of the loan portfolio from higher risk business loans to lower risk consumer mortgage and consumer indirect loans.  The ratio of the allowance for loan losses to total loans decreased three basis points to 1.08% for year-end 2013 as compared to 1.11% for 2012 and 1.22% for 2011.  The ratio of allowance for loan losses to total legacy loans decreased six basis points to 1.15% for 2013 as compared to 2012.  Management believes the year-end 2013 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $7.0 million in 2013 increased by $0.6 million as a result of management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.20% in 2013 as compared to 0.25% in 2012 and 0.14% in 2011.  The loan loss provision was 122% of net charge-offs this year versus 108% in 2012 and 94% in 2011, reflective of the assessed risk in the portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2013		2012		2011		2010		2009
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$8,994	38.5%	$7,070	37.5%	$4,651	35.0%	$2,451	34.9%	$1,127	33.7%
Business lending	17,507	30.5%	18,013	31.6%	20,574	34.8%	22,326	33.8%	23,577	34.4%
Consumer indirect	10,248	18.0%	9,606	16.7%	8,960	16.1%	9,922	16.4%	10,004	17.1%
Consumer direct	3,181	4.4%	3,303	4.4%	3,290	4.3%	3,977	4.8%	3,660	4.5%
Home equity	1,830	8.4%	1,451	9.4%	1,130	9.3%	689	10.1%	374	10.3%
Acquired impaired loans	530	0.2%	779	0.4%	386	0.5%	0		0
Unallocated	2,029		2,666		3,222		3,145		3,168
Total	$44,319	100.0%	$42,888	100.0%	$42,213	100.0%	$42,510	100.0%	$41,910	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio that is not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $3.2 million at year-end 2011 to $2.7 million at year-end 2012 to $2.0 million at December 31, 2013.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$1,119,935	0.00%	$989,631	0.00%	$825,277	0.00%
Interest checking deposits	1,206,242	0.03%	1,036,249	0.06%	855,693	0.16%
Regular savings deposits	982,519	0.10%	806,310	0.16%	628,394	0.23%
Money market deposits	1,425,961	0.17%	1,327,092	0.38%	1,156,152	0.63%
Time deposits	940,095	0.74%	1,062,307	1.06%	1,101,013	1.46%
Total deposits	$5,674,752	0.19%	$5,221,589	0.35%	$4,566,529	0.57%

As displayed in Table 13 above, total average deposits for 2013 equaled $5.67 billion, up $453.2 million or 8.7% from the prior year.  Excluding the impact of the B of A, HSBC and First Niagara acquisitions, average deposits increased $79.1 million or 1.6% as compared to 2012.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average non-acquired, non-time (“core”) deposit balances grew $262.7 million or 6.8% as compared to 2012 while time deposits balances declined $183.6 million or 18%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment.  Average deposits in 2012 were up $655.1 million or 14% from 2011, comprised of a $693.8 million or 20% increase in core deposits, and a $38.7 million or 3.5% decrease in time deposits.  Excluding the impact of the HSBC, First Niagara and Wilber acquisitions, average deposits increased $222.9 million or 4.9% as compared to 2011.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2013 with an average balance of $5.1 billion, an increase of $424.5 million or 9.0% over the comparable 2012 period.  Excluding the impact of the B of A, HSBC and First Niagara acquisitions, average non-public deposits increased $66.9 million or 1.5% during 2013.  Non-public, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $28.7 million or 5.6% during 2013 to $541.7 million.  Excluding the impact of the B of A, HSBC, and First Niagara acquisitions, average public deposits increased $12.2 million or 2.4% during 2013.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (interest checking, noninterest checking, savings and money market accounts) has increased, while time deposits’ weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers preference for unrestricted accounts in the current low rate environment.  The average balance for time deposit accounts decreased from 23.7% of total average deposits for the fourth quarter of 2011 to 15.5% of total average deposits for the fourth quarter of 2013.  Correspondingly, average core deposit balances have increased from 76.3% for the fourth quarter of 2011 to 84.5% in the fourth quarter of 2013.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 0.24% in 2013, as compared to 0.43% in 2012 and 0.70% in 2011.  The total cost of deposit funding including demand deposits also declined significantly in 2013 to 0.19%, versus 0.35% in 2012, benefiting from the 13% increase in non-interest bearing checking average balances.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2013	2012
Less than three months	$50,233	$44,379
Three months to six months	43,880	48,637
Six months to one year	48,578	62,064
Over one year	63,724	89,845
Total	$206,415	$244,925

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the FHLB and Federal Reserve Bank of New York, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had approximately $102 million in floating-rate subordinated debt outstanding at the end of 2013 that is held by unconsolidated subsidiary trusts.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.  The interest rate swap matured in the fourth quarter of 2011.

As shown in Table 15, year-end 2013 external borrowings totaled $244.0 million, a decrease of $586.1 million from 2012.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $501.6 million of the company’s existing FHLB borrowings with $63.5 million of early extinguishment costs.  These actions enhanced the Company’s regulatory capital position while positively impacting expected future net interest income generation.  During the second and third quarter of 2013, the Company used $300 million of short-term borrowing to purchase U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.  In December, in conjunction with the liquidation of the trust preferred CDOs, the Company extinguished an additional $226 million of FHLB advances with $23.8 million of early extinguishment costs.

External borrowings averaged $567.1 million or 9.1% of total funding sources for all of 2013 as compared to $947.5 million or 15.4% of total funding sources for 2012.  This ratio decreased as the Company early extinguished FHLB advances, partially offset by the use of short term borrowings from the FHLB to fund the purchase of investment securities during the second half of 2013 as part of the pre-investment of the anticipated liquidity coming from the branch acquisitions.  As shown in Table 16 at year-end 2013, the Company had $141.9 million or 58% of external borrowings with remaining terms of one year or less as compared to virtually no external borrowings maturing within one year at December 31, 2012.  The Company had no FHLB borrowings maturing in more than one year as of December 31, 2013.

As displayed in Table 3 on page 29, the overall mix of funding in 2013 has shifted in 2013.  The percentage of funding derived from deposits increased to 90.9% in 2013 from 84.6% in 2012 and 2011.  During 2013 average borrowings decreased 40% while average deposits increased 8.7%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2013	2012	2011
FHLB overnight advance	$141,900	$0	$0
FHLB term advances	0	728,034	728,235
Capital lease obligation	13	27	46
Subordinated debt held by unconsolidated subsidiary trusts	102,097	102,073	102,048
Balance at end of period	$244,010	$830,134	$830,329

Daily average during the year	$567,079	$947,454	$833,075
Maximum month-end balance	830,099	1,259,932	849,815
Weighted-average rate during the year	2.70%	3.46%	4.25%
Weighted-average year-end rate	1.22%	3.81%	3.84%

The following table shows the contractual maturities of various obligations as of December 31, 2013:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
FHLB overnight advance	$141,900	$0	$0	$0	$141,900
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,527	102,527
Capital lease obligation	13	0	0	0	13
Interest on borrowings	2,429	4,852	4,852	38,387	50,520
Operating leases	5,342	9,104	6,941	5,138	26,525
Total	$149,684	$13,956	$11,793	$146,052	$321,485

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2013	2012
Commitments to extend credit	$704,904	$750,178
Standby letters of credit	24,449	24,168
Total	$729,353	$774,346

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

The book value of the Company’s investment portfolio decreased $437.3 million to $2.250 billion at year-end 2013.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  During the first half of 2013, the Company sold $648.7 million of U.S. Treasury and Agency securities, realizing $63.8 million of gains that supported the retirement of $501.6 million of FHLB borrowings.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.

In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, recognizing a $15.5 million loss.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities previously classified as held-to-maturity at a gain of $32.4 million.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification were transferred to the available-for-sale classification prior to December 31, 2013.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.

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

Average investment balances including cash equivalents (book value basis) for 2013 decreased $231.6 million or 8.4% versus the prior year driven by the balance sheet restructure in the first half of the year, partially offset by the third quarter pre-investment strategy of expected liquidity from the B of A branch acquisition, completed in December 2013.  Investment interest income (FTE basis) in 2013 was $14.4 million or 14% lower than the prior year as a result of the lower average balances in the portfolio and because of a 22-basis point decrease in the average investment yield from 3.80% to 3.58%.  During 2013, market interest rates continued to be low, and as a result, cash flows from sales and maturing investments were reinvested at lower interest rates.  The investments sold during the year had a weighted average yield of 2.87% and were partially replaced with investments carrying an average yield of 2.66%.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasuries, U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury and Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are A rated or higher.  The portfolio does not include any private label mortgage-backed securities (MBSs) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions, government agency mortgage-backed securities and other securities.

The net pre-tax market value loss as compared to the book value for the available-for-sale portfolio as of December 31, 2013 was $31.0 million, as compared to a pre-tax market value gain of $131.5 million one year earlier.  This decrease is indicative of the interest rate movements and changing spreads during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2013		2012		2011
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$548,634	$607,715	$448,260	$505,060
Obligations of state and political subdivisions	0	0	65,742	71,592	69,623	74,711
Government agency mortgage-backed securities	0	0	20,578	21,657	35,576	38,028
Corporate debt securities	0	0	2,924	2,977	0	0
Other securities	0	0	16	16	36	36
Total held-to-maturity portfolio	0	0	637,894	703,957	553,495	617,835

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1,252,332	1,212,147	988,217	1,079,257	463,922	520,548
Obligations of state and political subdivisions	665,441	668,982	629,883	662,892	543,527	573,012
Government agency mortgage-backed securities	250,431	254,978	253,013	269,951	310,541	331,379
Pooled trust preferred securities	0	0	61,979	49,600	68,115	43,846
Corporate debt securities	26,932	27,587	24,136	25,357	21,495	22,855
Government agency collateralized mortgage obligations	21,779	22,048	32,359	33,935	45,481	46,943
Marketable equity securities	250	421	351	402	380	390
Total available-for-sale portfolio	2,217,165	2,186,163	1,989,938	2,121,394	1,453,461	1,538,973
Other Securities:
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	15,451	15,451
FHLB common stock	12,053	12,053	38,111	38,111	38,343	38,343
Other equity securities	4,459	4,459	5,078	5,078	5,108	5,108
Total other securities	32,562	32,562	59,239	59,239	58,902	58,902

Total	$2,249,727	$2,218,725	$2,687,071	$2,884,590	$2,065,858	$2,215,710

The following table sets forth as of December 31, 2013, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$7,489	$22,325	$1,222,518	$0	$1,252,332
Obligations of state and political subdivisions	33,313	131,457	227,066	273,605	665,441
Government agency mortgage-backed securities (2)	0	1,520	1,873	247,038	250,431
Corporate debt securities	0	24,043	2,889	0	26,932
Government agency collateralized mortgage obligations (2)	0	0	52	21,727	21,779
Available-for-sale portfolio	$40,802	$179,345	$1,454,398	$542,370	$2,216,915
Weighted-average yield (1)	3.42%	3.01%	2.52%	3.73%	2.87%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 61 for additional accounting pronouncements.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes; (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith;  (9) the ability to maintain and increase market share and control expenses;  (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States;  (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; (14) changes imposed by regulatory agencies to increase the Company’s capital requirements; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 69% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 31% of the total portfolio, of which, 98% carry a minimum rating of A.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the ALCO Committee, which typically meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using December 31, 2013 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2013
+200 basis points	($4,478,000)
0 basis points	($899,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (years 1-2) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years 3-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 0 basis point model, the Bank shows interest rate risk exposure if the yield curve continues to flatten.  Net interest income declines during the first twelve months largely from additional investment cash flows that are assumed to be reinvested at lower rates.  Corresponding deposit rates are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further in this scenario, and thus, the model tests the impact of this lower treasury rate scenario.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors.  While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  Furthermore, the sensitivity analysis does not reflect actions that the ALCO Committee might take in responding to or anticipating changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 51 through 92 of this item.

•	Consolidated Statements of Condition,
December 31, 2013 and 2012

•	Consolidated Statements of Income,
Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements,
December 31, 2013

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2013 and 2012 are contained on page 95.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$149,647	$228,558

Available-for-sale investment securities (cost of $2,217,165 and $1,989,938, respectively)	2,186,163	2,121,394

Held-to-maturity investment securities (fair value of $0 and $703,957, respectively)	0	637,894

Other securities, at cost	32,562	59,239

Loans held for sale, at fair value	728	0

Loans	4,109,083	3,865,576
Allowance for loan losses	(44,319)	(42,888)
Net loans	4,064,764	3,822,688

Goodwill	374,991	369,703
Core deposit intangibles, net	13,460	14,492
Other intangibles, net	2,048	2,939
Intangible assets, net	390,499	387,134

Premises and equipment, net	93,636	89,938
Accrued interest and fees receivable	25,475	32,305
Other assets	152,390	117,650

Total assets	$7,095,864	$7,496,800

Liabilities:
Noninterest-bearing deposits	$1,203,346	$1,110,994
Interest-bearing deposits	4,692,698	4,517,045
Total deposits	5,896,044	5,628,039

Borrowings	141,913	728,061
Subordinated debt held by unconsolidated subsidiary trusts	102,097	102,073
Accrued interest and other liabilities	79,998	135,849
Total liabilities	6,220,052	6,594,022

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,213,491 and
40,421,493 shares issued, respectively	41,213	40,421
Additional paid-in capital	396,528	378,413
Retained earnings	481,732	447,018
Accumulated other comprehensive (loss) income	(26,546)	54,334
Treasury stock, at cost (782,173 and 795,560 shares, respectively)	(17,115)	(17,408)
Total shareholders' equity	875,812	902,778

Total liabilities and shareholders' equity	$7,095,864	$7,496,800

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$188,197	$192,710	$192,981
Interest and dividends on taxable investments	54,995	65,165	55,634
Interest and dividends on nontaxable investments	20,967	23,525	22,354
Total interest income	264,159	281,400	270,969

Interest expense:
Interest on deposits	10,732	18,162	26,156
Interest on borrowings	12,813	30,098	29,599
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,520	2,716	5,801
Total interest expense	26,065	50,976	61,556

Net interest income	238,094	230,424	209,413
Provision for loan losses	7,992	9,108	4,736
Net interest income after provision for loan losses	230,102	221,316	204,677

Noninterest income:
Deposit service fees	49,357	46,064	42,334
Other banking services	5,245	4,069	4,651
Employee benefit services	38,596	35,946	31,601
Wealth management services	15,550	12,876	10,697
Gain on sales of investment securities, net	80,768	291	30
Loss on debt extinguishments	(87,336)	0	(91)
Total noninterest income	102,180	99,246	89,222

Noninterest expenses:
Salaries and employee benefits	121,629	112,034	102,278
Occupancy and equipment	27,045	25,799	24,502
Data processing and communications	27,186	23,696	20,525
Amortization of intangible assets	4,469	4,607	4,381
Legal and professional fees	7,008	7,950	5,889
Office supplies and postage	6,122	5,742	5,246
Business development and marketing	6,815	5,919	5,931
FDIC insurance premiums	3,829	3,804	3,920
Acquisition expenses	2,181	5,747	4,831
Other	14,971	16,459	12,869
Total noninterest expenses	221,255	211,757	190,372

Income before income taxes	111,027	108,805	103,527
Income taxes	32,198	31,737	30,385
Net income	$78,829	$77,068	$73,142

Basic earnings per share	$1.96	$1.95	$2.03
Diluted earnings per share	$1.94	$1.93	$2.01

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2013	2012	2011

Pension and other post retirement obligations:
Amortization of actuarial gains/(losses) included in net periodic pension cost, gross	$35,395	($3,786)	($16,006)
Tax effect	(13,841)	1,469	6,167
Amortization of actuarial gains/(losses) included in net periodic pension cost, net	21,554	(2,317)	(9,839)

Amortization of prior service cost included in net periodic pension cost, gross	(1,502)	(970)	(1,207)
Tax effect	588	376	465
Amortization of prior service cost included in net periodic pension cost, net	(914)	(594)	(742)

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	20,640	(2,911)	(10,581)

Derivative instruments used in cash flow hedging relationships:
Unrealized losses on derivative instruments used in cash flow hedging relationships, gross	$0	$0	3,232
Tax effect	0	0	(1,252)
Unrealized losses on derivative instruments, net	0	0	1,980
Unrealized gains on securities:
Net unrealized holding (losses)/gains arising during period, gross	(79,899)	46,236	75,609
Tax effect	30,385	(17,978)	(28,485)
Net unrealized holding (losses)/gains arising during period, net	(49,514)	28,258	47,124

Reclassification adjustment for net gains included in net income, gross	(80,768)	(291)	(30)
Tax effect	29,756	113	12
Reclassification adjustment for net loss included in net income, net	(51,012)	(178)	(18)

Unrealized holding loss, net related to securities transferred from held-to-maturity to available-for-sale, gross	(1,791)	0	0
Tax effect	797	0	0
Reclassification adjustment for net loss transferred from held-to-maturity to available-for-sale, gross	(994)	0	0

Other comprehensive (loss)/income related to unrealized (loss)/gain on available-for-sale securities, net of taxes	(101,520)	28,080	47,106

Other comprehensive (loss)/income, net of tax	(80,880)	25,169	38,505
Net income	78,829	77,068	73,142
Comprehensive (loss)/income	($2,051)	$102,237	$111,647
	As of December 31,
	2013	2012	2011
Accumulated Other Comprehensive Income By Component:
Unrealized loss for pension and other postretirement obligations	($11,339)	($45,232)	($40,477)
Tax effect	4,194	17,447	15,603
Net unrealized loss for pension and other postretirement obligations	(7,145)	(27,785)	(24,874)

Unrealized (loss)/gain on available-for-sale securities	(31,002)	131,456	85,512
Tax effect	11,601	(49,337)	(31,473)
Net unrealized (loss)/gain on available-for-sale securities	(19,401)	82,119	54,039

Accumulated other comprehensive (loss)/income	($26,546)	$54,334	$29,165

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2011, 2012 and 2013
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2010	33,318,943	$34,131	$225,543	$374,700	($9,340)	($17,776)	$607,258
Net income				73,142			73,142
Other comprehensive income,
net of tax					38,505		38,505
Dividends declared:
Common, $1.00 per share				(36,037)			(36,037)
Common stock issued under
employee stock plan,
including tax benefits of $703	314,665	311	4,947			93	5,351
Stock-based compensation			3,784				3,784
Stock issued for acquisition	3,352,801	3,353	79,227				82,580
Balance at December 31, 2011	36,986,409	37,795	313,501	411,805	29,165	(17,683)	774,583
Net income				77,068			77,068
Other comprehensive income,
net of tax					25,169		25,169
Dividends declared:
Common, $1.06 per share				(41,855)			(41,855)
Common stock issued under
employee stock plan,
including tax benefits of $1,524	509,724	496	8,457			275	9,228
Stock-based compensation			3,668				3,668
Common stock issuance	2,129,800	2,130	52,787				54,917
Balance at December 31, 2012	39,625,933	40,421	378,413	447,018	54,334	(17,408)	902,778
Net income				78,829			78,829
Other comprehensive income
(loss), net of tax					(80,880)		(80,880)
Dividends declared:
Common, $1.10 per share				(44,115)			(44,115)
Common stock issued under
employee stock plan,
including tax benefits of $1,825	805,385	792	14,154			293	15,239
Stock-based compensation			3,961				3,961
Balance at December 31, 2013	40,431,318	$41,213	$396,528	$481,732	($26,546)	($17,115)	$875,812

The accompanying notes are an integral part of the consolidated financial statements.

 COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$78,829	$77,068	$73,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,236	11,482	11,374
Amortization of intangible assets	4,469	4,607	4,381
Net accretion of premiums & discounts on securities, loans and borrowings	(5,959)	(9,379)	(5,373)
Stock-based compensation	3,961	3,668	3,784
Provision for loan losses	7,992	9,108	4,736
Provision for deferred income taxes	7,130	12,032	12,942
Amortization of mortgage servicing rights	529	687	868
Income from bank-owned life insurance policies	(1,066)	(1,121)	(894)
Gain on sales of investment securities, net	(80,768)	(291)	(30)
Loss on debt extinguishments	87,336	0	91
Net loss (gain) on sale of loans and other assets	257	247	(422)
Net change in loans originated for sale	(515)	608	4,047
Change in other assets and liabilities	(11,247)	(292)	(14,268)
Net cash provided by operating activities	103,184	108,424	94,378
Investing activities:
Proceeds from sales of available-for-sale investment securities	713,694	5,378	15,330
Proceeds from sales of held-to-maturity investment securities	450,032	0	0
Proceeds from sales of other securities	26,649	278	1,032
Proceeds from maturities of held-to-maturity investment securities	31,595	28,340	65,062
Proceeds from maturities of available-for-sale investment securities	234,021	215,223	254,368
Purchases of held-to-maturity investment securities	(8,308)	(110,925)	(13,292)
Purchases of available-for-sale investment securities	(923,588)	(752,891)	(353,498)
Purchases of other securities	0	(615)	(2,908)
Net change in loans	(248,962)	(239,174)	16,078
Cash received for acquisitions, net of cash acquired of $291,990, $5,510, and $26,901, respectively	291,980	600,972	4,746
Purchases of premises and equipment	(13,855)	(10,846)	(9,613)
Net cash provided by/(used in) investing activities	553,258	(264,260)	(22,695)
Financing activities:
Net change in deposits	(35,451)	34,832	89,646
Net change in borrowings, net of payments of $815,384, $220 and $25,938	(673,484)	(220)	(19,938)
Issuance of common stock	15,239	64,145	5,351
Cash dividends paid	(43,482)	(40,765)	(34,404)
Tax benefits from share-based payment arrangements	1,825	1,524	703
Net cash (used in)/provided by financing activities	(735,353)	59,516	41,358
Change in cash and cash equivalents	(78,911)	(96,320)	113,041
Cash and cash equivalents at beginning of year	228,558	324,878	211,837
Cash and cash equivalents at end of year	$149,647	$228,558	$324,878
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,141	$51,541	$61,564
Cash paid for income taxes	23,648	16,462	20,810
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	11,332	10,699	9,609
Transfers from loans to other real estate	8,325	5,059	5,186
Transfer of investment securities from held-to-maturity to available-for-sale	198,890	0	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	3,678	165,885	815,824
Fair value of liabilities assumed	303,494	798,031	791,222

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns four subsidiaries, Benefit Plans Administrative Services, LLC (“BPA”), Harbridge Consulting Group, LLC (“Harbrdge”), BPAS Trust Company of Puerto Rico; and Hand Benefits & Trust, Inc. (“HB&T”), which, as of December 31, 2013 owned two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”), which was merged with BPA on January 1, 2014.  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2013, the Bank operated 183 full service branches under the Community Bank, N.A. name throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

The Company is subject to regulations of various governmental agencies.  These regulations can change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  As discussed further in Note D, the Company reclassified its held-to-maturity portfolio to available-for-sale and the Company will not be able to use the held-to-maturity classification for the foreseeable future.  Securities classified as available-for-sale and are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2013.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).  During 2013 the Company sold certain held-to-maturity securities.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.

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

Derivative Financial Instruments
The Company has utilized interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest-bearing liabilities. These derivative instruments, when used, are required to be carried at fair value on the balance sheet.

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

Loans
Loans are stated at unpaid principal balances, net of unearned income.  Mortgage loans held for sale are carried at fair value and are included in loans held for sale on the balance sheet. Fair values for variable rate loans that reprice frequently are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The carrying amount of accrued interest approximates its fair value.

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

Acquired impaired loans
Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30.  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

Acquired non-impaired loans
Acquired loans that do not meet the requirements under ASC 310-30 are considered acquired non-impaired loans. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310- 20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized.

Impaired and Other Nonaccrual Loans
The Company places a loan on nonaccrual status when the loan becomes 90 days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection.  A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible.  This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower’s financial condition.

A loan is considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, or granting a period when interest–only payments can be made with the principal payments and interest caught up over the remaining term of the loan or at maturity.  Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of 12 months to demonstrate that the borrower is able to meet the terms of the modified loan.  If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to 20 years. The initial and ongoing carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, peer volatility indicators, and company-specific risk indicators.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation.  Computer software costs that are capitalized only include external direct costs of obtaining and installing the software.  The Company has not developed any internal use software.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Useful lives range from three to 10 years for equipment; three to seven years for software and hardware; and 10 to 40 years for building and building improvements.  Land improvements are depreciated over 20 years and leasehold improvements are amortized over the shorter of the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset. Maintenance and repairs are charged to expense as incurred.

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2013 and 2012, other real estate amounted to $5.1 million and $4.8 million, respectively, and is included in other assets.

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

Advertising
Advertising costs amounting to approximately $3.0 million, $2.6 million and $2.5 million for the years ending December 31, 2013, 2012 and 2011, respectively, are nondirect response in nature and expensed as incurred.

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

New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  This new guidance clarifies when an in substance repossession or foreclosure occurs, and requires all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable to reclassify the collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE B:  ACQUISITIONS

On December 13, 2013, the Bank completed its acquisition of eight branches in Northern Pennsylvania from Bank of America, N.A. (“B of A”), acquiring approximately $303 million of deposits and $1 million of loans.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing commercial loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 2.4%, or approximately $7.3 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

(000s omitted)	2013	2012	2011
Consideration paid (received):
Community Bank System, Inc. common stock	$0	$0	$82,580
Cash	(291,980)	(595,462)	22,155
Total net consideration paid (received)	(291,980)	(595,462)	104,735
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	5,510	26,901
Investment securities	0	0	297,573
Loans	1,106	160,116	462,334
Premises and equipment	2,549	4,941	6,360
Accrued interest receivable	5	588	2,615
Other assets/(liabilities), net	(18)	171	46,942
Core deposit intangibles	2,537	6,521	4,016
Other intangibles	9	0	1,858
Deposits	(303,456)	(797,962)	(771,554)
Borrowings	0	0	(19,668)
Total identifiable assets (liabilities), net	(297,268)	(620,115)	57,377
Goodwill	$5,288	$24,653	$ 47,358

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

The core deposit intangibles and other intangibles related to the B of A, HSBC, Wilber, and CAI acquisitions are being amortized using an accelerated method over their estimated useful life of approximately eight to ten years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the B of A, First Niagara, HSBC and Wilber acquisitions and to the Employee Benefit Services segment for the CAI acquisition.  The goodwill arising from the Wilber acquisition is not deductible for tax purposes while the goodwill arising from the CAI, B of A branch, HSBC branch and First Niagara branch acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $2.2 million, $5.7 million and $4.8 million during 2013, 2012 and 2011, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the B of A, HSBC and First Niagara acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

During the fourth quarter, the Company announced that its subsidiary, Harbridge, reached an agreement to acquire a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies.  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York.  The transaction was completed as planned on January 1, 2014.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2013				2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$0	$0	$548,634	$59,081	$0	$607,715
Obligations of state and political subdivisions	0	0	0	0	65,742	5,850	0	71,592
Government agency mortgage-backed securities	0	0	0	0	20,578	1,079	0	21,657
Corporate debt securities	0	0	0	0	2,924	53	0	2,977
Other securities	0	0	0	0	16	0	0	16
Total held-to-maturity portfolio	$0	$0	$0	$0	$637,894	$66,063	$0	$703,957

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,252,332	$1,119	$41,304	$1,212,147	$988,217	$91,040	$0	$1,079,257
Obligations of state and political subdivisions	665,441	15,919	12,378	668,982	629,883	33,070	61	662,892
Government agency mortgage-backed securities	250,431	8,660	4,113	254,978	253,013	16,989	51	269,951
Pooled trust preferred securities	0	0	0	0	61,979	0	12,379	49,600
Corporate debt securities	26,932	873	218	27,587	24,136	1,265	44	25,357
Government agency collateralized mortgage obligations	21,779	362	93	22,048	32,359	1,579	3	33,935
Marketable equity securities	250	171	0	421	351	94	43	402
Total available-for-sale portfolio	$2,217,165	$27,104	$58,106	$2,186,163	$1,989,938	$144,037	$12,581	$2,121,394

Other Securities:
Federal Reserve Bank common stock	$16,050			$16,050	$16,050			$16,050
Federal Home Loan Bank common stock	12,053			12,053	38,111			38,111
Other equity securities	4,459			4,459	5,078			5,078
Total other securities	$32,562			$32,562	$59,239			$59,239

The Company undertook a balance sheet restructuring program during the first half of 2013 through the sale of certain longer duration investment securities and retirement of the Company’s existing FHLB term borrowings.  During the first half of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities classified as available-for-sale, realizing $63.8 million of gains.  The proceeds from those sales were utilized to retire FHLB term borrowings.

In December 2013, in response to the issuance of the “Volcker Rule”, the Company sold its entire portfolio of pooled trust preferred securities, realizing a loss of $15.5 million, as well as U.S. Treasury securities with a book value of $417.6 million that were previously classified as held-to-maturity, realizing $32.4 million of gains.  The proceeds from these sales were utilized to retire the remaining FHLB term borrowings.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification, with a book value of $198.9 million, were transferred to the available-for-sale classification prior to December 31, 2013. An unrealized loss of $1.8 million was recorded in accumulated other comprehensive income.  In addition, as a result of the sale of securities classified as held-to-maturity, the Company will not be able to use the held-to-maturity classification for the foreseeable future.

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2013
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	43	$1,181,214	$41,304	0	$0	$0	43	$1,181,214	$41,304
Obligations of state and political subdivisions	302	195,526	11,774	9	4,974	604	311	200,500	12,378
Government agency mortgage-backed securities	43	68,917	3,262	6	8,713	851	49	77,630	4,113
Corporate debt securities	1	3,026	31	1	2,703	187	2	5,729	218
Government agency collateralized mortgage obligations	1	2,601	93	1	7	0	2	2,608	93
Total available-for-sale/investment portfolio	390	$1,451,284	$56,464	17	$16,397	$1,642	407	$1,467,681	$58,106

As of December 31, 2012

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	19	$11,503	$61	0	$0	$0	19	$11,503	$61
Pooled trust preferred securities	0	0	0	3	49,600	12,379	3	49,600	12,379
Government agency mortgage-backed securities	8	14,354	51	0	0	0	8	14,354	51
Corporate debt securities	1	2,905	44	0	0	0	1	2,905	44
Government agency collateralized mortgage obligations	4	426	2	2	1,041	1	6	1,467	3
Marketable equity securities	0	0	0	1	158	43	1	158	43
Total available-for-sale/investment portfolio	32	$29,188	$158	6	$50,799	$12,423	38	$79,987	$12,581

The unrealized losses reported pertaining to securities issued by the U.S. government and its’ sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2013 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$40,802	$41,307
Due after one through five years	177,826	184,053
Due after five years through ten years	1,452,472	1,414,410
Due after ten years	273,605	268,946
Subtotal	1,944,705	1,908,716
Government agency mortgage-backed securities	250,431	254,978
Government agency collateralized mortgage obligations	21,779	22,048
Total	$2,216,915	$2,185,742

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2013	2012	2011
Gross gains on sales of investment securities	$96,258	$350	$349
Gross losses on sales of investment securities	15,490	59	319
Proceeds from the maturities of mortgage-backed securities and CMO's	83,232	109,843	97,224
Purchases of mortgage-backed securities and CMO's	51,194	26,292	253,378

Investment securities with a carrying value of $0.978 billion and $1.176 billion at December 31, 2013 and 2012, respectively, were pledged to collateralize certain deposits and borrowings.

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
commercial property.

•	Consumer indirect - consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct - all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products - are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms of up to 30 years.

The balance of these classes at December 31 are summarized as follows:

(000's omitted)	2013	2012
Consumer mortgage	$1,582,058	$1,448,415
Business lending	1,260,364	1,233,944
Consumer indirect	740,002	647,518
Consumer direct	180,139	171,474
Home equity	346,520	364,225
Gross loans, including net deferred origination costs	4,109,083	3,865,576
Allowance for loan losses	(44,319)	(42,888)
Loans, net of allowance for loan losses	$4,064,764	$3,822,688

The Company had approximately $18.5 million and $16.5 million of net deferred loan origination costs included in gross loans as of December 31, 2013 and 2012, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2013 and 2012.

(000's omitted)	2013	2012
Balance at beginning of year	$8,292	$11,550
New loans	3,643	2,259
Payments	(2,487)	(5,517)
Balance at end of year	$9,448	$8,292

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  As discussed in Note B (Acquisitions), the company acquired loans of $1 million on December 13, 2013 in its Bank of America branch acquisition, $54 million on September 7, 2012 in its acquisition of First Niagara branches, $106 million on July 20, 2012 in its HSBC branch acquisition, and $462 million on April 8, 2011 in its acquisition of Wilber.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2013	2012
Credit impaired acquired loans:
Outstanding principal balance	$13,052	$19,940
Carrying amount	7,090	13,761

Non-impaired acquired loans:
Outstanding principal balance	342,542	449,739
Carrying amount	330,118	433,594

Total acquired loans:
Outstanding principal balance	355,594	469,679
Carrying amount	337,208	447,355

The outstanding balance related to credit impaired acquired loans was $15.5 million and $22.4 million at December 31, 2013 and 2012, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2013	2012
Balance at beginning of year	$ 1,770	$2,610
Accretion recognized	(1,025)	(1,418)
Net reclassification to accretable from nonaccretable	252	578
Balance at end of year	$997	$1,770

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2013:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$16,589	$1,253	$11,097	$28,939	$1,473,320	$1,502,259
Business lending	2,960	164	3,083	6,207	1,079,818	1,086,025
Consumer indirect	11,647	738	14	12,399	723,878	736,277
Consumer direct	1,858	90	4	1,952	169,452	171,404
Home equity	2,635	173	1,867	4,675	271,235	275,910
Total	$35,689	$2,418	$16,065	$54,172	$3,717,703	$3,771,875

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,857	$85	$1,463	$3,405	$0	$76,394	$79,799
Business lending	531	0	1,472	2,003	7,090	165,246	174,339
Consumer indirect	157	17	0	174	0	3,551	3,725
Consumer direct	385	27	0	412	0	8,323	8,735
Home equity	592	8	473	1,073	0	69,537	70,610
Total	$3,522	$137	$3,408	$7,067	$7,090	$323,051	$337,208

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2013			December 31, 2012
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$908,885	$116,271	$1,025,156	$818,469	$144,869	$963,338
Special mention	93,600	24,264	117,864	92,739	32,328	125,067
Classified	83,379	26,714	110,093	90,035	40,132	130,167
Doubtful	161	0	161	1,611	0	1,611
Acquired impaired	0	7,090	7,090	0	13,761	13,761
Total	$1,086,025	$174,339	$1,260,364	$1,002,854	$231,090	$1,233,944

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

The following tables detail the balances in all loan categories except for business lending at December 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,489,909	$735,525	$171,310	$273,870	$2,670,614
Nonperforming	12,350	752	94	2,040	15,236
Total	$1,502,259	$736,277	$171,404	$275,910	$2,685,850

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,251	$3,708	$8,708	$70,129	$160,796
Nonperforming	1,548	17	27	481	2,073
Total	$79,799	$3,725	$8,735	$70,610	$162,869

The following table details the balances in all other loan categories at December 31, 2012:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,334,868	$637,284	$156,187	$274,922	$2,403,261
Nonperforming	10,419	73	79	1,535	12,106
Total	$1,345,287	$637,357	$156,266	$276,457	$2,415,367

Acquired loans (includes loans acquired after January 1, 2009

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$100,443	$10,161	$15,208	$87,389	$213,201
Nonperforming	2,685	0	0	379	3,064
Total	$103,128	$10,161	$15,208	$87,768	$216,265

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of impaired loans, excluding purchased impaired, as of December 31, 2013 and 2012 are summarized as follows:

(000’s omitted)	2013	2012
Loans with reserve	$945	$1,611
Loans without reserve	600	7,798
Carrying balance	1,545	9,409
Contractual balance	1,852	12,804
Specifically allocated allowance	50	800
Average impaired loans	10,729	19,787
Interest income recognized	18	185

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

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  At December 31, 2013 there were no impaired loans that were considered a TDR.

Information regarding troubled debt restructurings as of December 31, 2013 and December 31, 2012 is as follows

	December 31, 2013						December 31, 2012
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	31	$1,682	48	$2,171	79	$3,853	3	$160	45	$2,074	48	$2,234
Business lending	4	162	1	47	5	209	10	3,046	0	0	10	3,046
Consumer indirect	0	0	98	692	98	692	0	0	106	718	106	718
Consumer direct	0	0	46	116	46	116	0	0	19	116	19	116
Home equity	12	202	20	363	32	565	5	70	19	266	24	336
Total	47	$2,046	213	$3,389	260	$5,435	18	$3,276	189	$3,174	207	$6,450

The following table presents information related to loans modified in a TDR during the years ended December 31, 2013 and 2012.  Of the loans noted in the table below, all loans for the year ended December 31, 2012 and all but two loans for the year ended December 31, 2013, were modified due to a Chapter 7 bankruptcy as described previously.  The others were a business loan restructured via an extension of term and a consumer mortgage restructured via an extension of term and a rate concession.  The financial effects of these restructurings were immaterial.

	December 31, 2013		December 31, 2012
(000’s omitted)	#	Amount	#	Amount
Consumer mortgage	31	$1,758	23	$1,176
Business lending	3	183	9	2,709
Consumer indirect	36	327	47	281
Consumer direct	22	75	13	95
Home equity	14	298	12	126
Total	106	$2,641	104	$4,387

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Consumer	Consumer		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Indirect	Direct	Unallocated	Impaired	Total
Balance at December 31, 2011	$4,651	$20,574	$1,130	$8,960	$3,290	$3,222	$386	$42,213
Charge-offs	(1,004)	(5,654)	(423)	(5,407)	(1,694)	0	0	(14,182)
Recoveries	59	1,295	23	3,551	821	0	0	5,749
Provision	3,364	1,798	721	2,502	886	(556)	393	9,108
Balance at December 31, 2012	7,070	18,013	1,451	9,606	3,303	2,666	779	42,888
Charge-offs	(1,012)	(2,788)	(650)	(4,544)	(1,954)	0	(883)	(11,831)
Recoveries	36	692	20	3,488	1,034	0	0	5,270
Provision	2,900	1,590	1,009	1,698	798	(637)	634	7,992
Balance at December 31, 2013	$8,994	$17,507	$1,830	$10,248	$3,181	$2,029	$530	$44,319

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2013	2012
Land and land improvements	$15,714	$15,480
Bank premises	95,275	90,899
Equipment and construction in progress	75,523	73,404
Premises and equipment, gross	186,512	179,783
Accumulated depreciation	(92,876)	(89,845)
Premises and equipment, net	$93,636	$89,938

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,722	($27,262)	$13,460	$38,185	($23,693)	$14,492
Other intangibles	9,441	(7,393)	2,048	9,432	(6,493)	2,939
Total amortizing intangibles	$50,163	($34,655)	$15,508	$47,617	($30,186)	$17,431

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2014	$4,160
2015	3,296
2016	2,515
2017	1,828
2018	1,359
Thereafter	2,350
Total	$15,508

Shown below are the components of the Company’s goodwill at December 31, 2013 and 2012:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2011	Activity	December 31, 2012	Activity	December 31, 2013
Goodwill	$349,874	$24,653	$374,527	$5,288	$379,815
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$345,050	$24,653	$369,703	$5,288	$374,991

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2013	2012
Carrying value before valuation allowance at beginning of period	$1,458	$2,145
Additions	289	0
Amortization	(529)	(687)
Carrying value before valuation allowance at end of period	1,218	1,458
Valuation allowance balance at beginning of period	(430)	(397)
Impairment charges	(111)	(279)
Impairment recoveries	541	246
Valuation allowance balance at end of period	0	(430)
Net carrying value at end of period	$1,218	$1,028
Fair value of MSRs at end of period	$1,495	$1,028
Principal balance of loans sold during the year	$25,179	$3,554
Principal balance of loans serviced for others	$322,030	$367,241
Custodial escrow balances maintained in connection with loans serviced for others	$4,519	$5,011

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2013	2012
Weighted-average contractual life (in years)	19.2	18.8
Weighted-average constant prepayment rate (CPR)	18.0%	34.4%
Weighted-average discount rate	4.5%	3.1%

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2013	2012
Noninterest checking	$1,203,346	$1,110,994
Interest checking	1,289,676	1,151,522
Savings	1,010,196	940,985
Money market	1,466,273	1,409,123
Time	926,553	1,015,415
Total deposits	$5,896,044	$5,628,039

At December 31, 2013 and 2012, time deposits in denominations of $100,000 and greater totaled $206.4 million and $244.9 million, respectively.  The approximate maturities of these time deposits at December 31, 2013 are as follows:

(000's omitted)	Amount
2014	$142,691
2015	20,938
2016	17,880
2017	14,347
2018	8,213
Thereafter	2,346
Total	$206,415

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2013	2012
FHLB overnight advance	$141,900	$0
FHLB term advances	0	728,034
Capital lease obligations	13	27
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $430 and $454, respectively	102,097	102,073
Total borrowings	$244,010	$830,134

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

The Company undertook a balance sheet restructuring program during the first half of 2013 through the sale of certain longer duration investment securities and retirement of the Company’s existing FHLB term advances.  During the first half of 2013, the Company sold securities and utilized the proceeds to retire $501.6 million of FHLB term borrowings with $63.5 million of associated early extinguishments costs.

During December 2013, in response to the issuance of the “Volker Rule”, the Company sold certain  investment securities and utilized the proceeds to retire the remaining $226.4 million FHLB term advances with $23.8 million of associated early extinguishment costs.

Borrowings at December 31, 2013 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2013
January 2, 2014	$141,900	0.40%
February 1, 2015	13	3.25%
July 31, 2031	24,777	3.82%
December 15, 2036	77,320	1.89%
Total	$244,010	1.22%

The weighted-average interest rate on borrowings for the years ended December 31, 2013 and 2012 was 2.70% and 3.46%, respectively.

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

	Issuance	Par	Interest	Maturity	Call
Trust	Date	Amount	Rate	Date	Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.82%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.89%)	12/15/2036	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  The interest rate swap agreement expired December 15, 2011.  Additional interest expense of $3.2 million was recognized in the year ended December 31, 2011 due to the interest rate swap agreement and is included in interest on subordinated debt held by unconsolidated subsidiary trust in the Consolidated Statements of Income.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2013	2012	2011
Current:
Federal	$24,202	$18,875	$17,145
State and other	866	830	375
Deferred:
Federal	5,806	9,051	10,674
State and other	1,324	2,981	2,191
Provision for income taxes	$32,198	$31,737	$30,385

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2013	2012
Allowance for loan losses	$17,246	$16,755
Employee benefits	6,329	6,748
Investment securities	4,882	0
Debt extinguishment	1,215	1,517
Other	1,799	2,292
Deferred tax asset	31,471	27,312

Investment securities	0	58,824
Intangible assets, net	22,095	16,648
Loan origination costs	6,883	6,069
Depreciation	4,838	5,138
Mortgage servicing rights	473	399
Pension	21,735	5,481
Deferred tax liability	56,024	92,559
Net deferred tax liability	($24,553)	($65,247)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(6.3)	(7.1)	(7.1)
State income taxes, net of federal benefit	1.3	2.3	1.6
Other	(1.0)	(1.0)	(0.1)
Effective income tax rate	29.0%	29.2%	29.4%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$70	$133	$98
Changes related to:
Positions taken during the current year	68	35	35
Settlements with taxing authorities	0	(98)	0
Lapse of statutes of limitation	0	0	0
Unrecognized tax benefits at end of year	$138	$70	$133

As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2009 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2010 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2013, the Bank had approximately $114 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at the beginning of year	$123,739	$112,857	$3,051	$3,352
Service cost	3,988	3,392	0	0
Interest cost	4,120	4,393	88	114
Participant contributions		0	608	502
Deferred actuarial loss (gain)	(14,610)	9,352	(301)	(72)
Benefits paid	(6,063)	(6,255)	(1,106)	(845)
Benefit obligation at end of year	111,174	123,739	2,340	3,051
Change in plan assets:
Fair value of plan assets at beginning of year	143,661	126,309	0	0
Actual return of plan assets	25,196	10,992	0	0
Participant contributions	0	0	608	502
Employer contributions	10,622	12,615	498	343
Benefits paid	(6,063)	(6,255)	(1,106)	(845)
Fair value of plan assets at end of year	173,416	143,661	0	0
Over/(Under) funded status at year end	$62,242	$19,922	($2,340)	($3,051)

Amounts recognized in the consolidated balance sheet were:
Other assets	$73,790	$32,135	$0	$0
Other liabilities	(11,548)	(12,213)	(2,340)	(3,051)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) were:
Net loss (gain)	$12,905	$47,321	($25)	$288
Net prior service cost (credit)	797	141	(2,338)	(2,517)
Pre-tax AOCI	13,702	47,462	(2,363)	(2,229)
Taxes	(5,095)	(18,296)	901	848
AOCI at year end	$8,607	$29,166	($1,462)	($1,381)

The benefit obligation for the defined benefit pension plan was $99.6 million and $111.5 million as of December 31, 2013 and 2012, respectively, and the fair value of plan assets as of December 31, 2013 and 2012 was $173.4 million and $143.7 million, respectively.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $11.4 million for 2013 and $12.0 million for 2012, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2013 and $0.2 million for 2012, respectively.  The plan was frozen effective December 31, 2009.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2013	2012	2013	2012
Prior service cost	($46)	$90	$109	$503
Net (gain) loss	(20,513)	2,368	(190)	(51)
Total	($20,559)	$2,458	($81)	$452

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service credit	$5	($179)
Net loss	(308)	1
Total	($303)	($178)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Discount rate	5.00%	3.40%	4.80%	3.20%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2013	2012	2011	2013	2012	2011
Service cost	$3,988	$3,392	$2,959	$0	$0	$0
Interest cost	4,120	4,393	4,497	88	114	153
Expected return on plan assets	(10,149)	(9,196)	(8,097)	0	0	0
Amortization of unrecognized net loss	4,028	3,687	2,362	12	11	8
Amortization of prior service cost	75	(147)	(149)	(179)	(822)	(1,057)
Net periodic benefit cost	$2,062	$2,129	$1,572	($79)	($697)	($896)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.40%	4.10%	4.40%	3.20%	3.90%	4.50%
Expected return on plan assets	7.00%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2014	$6,021	$230
2015	7,396	220
2016	7,882	196
2017	8,110	194
2018	8,132	192
2019-2023	48,507	811

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2013 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$709	$10,231	$0	$10,940
Equity securities:
U.S. large-cap	50,513	0	0	50,513
U.S mid/small cap	19,308	0	0	19,308
CBSI stock	9,913	0	0	9,913
International	33,485	0	0	33,485
	113,219	0	0	113,219

Fixed income securities:
Government securities	7,676	6,814	0	14,490
Investment grade bonds	17,400	0	0	17,400
International bonds	2,712	0	0	2,712
High yield(b)	14,243	0	0	14,243
	42,031	6,814	0	48,845

Other types of investments:
Alternative investments (c)	0	77	0	77

Total (d)	$155,959	$17,122	$0	$173,081

The fair values of the Company’s defined benefit pension plan assets at December 31, 2012 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$410	$19,977	$0	$20,387
Equity securities:
U.S. large-cap	40,547	0	0	40,547
U.S mid/small cap	10,311	0	0	10,311
CBSI stock	11,486	0	0	11,486
International	22,428	0	0	22,428
Commodities (a)	2,735	0	0	2,735
	87,507	0	0	87,507

Fixed income securities:
Government securities	5,383	8,269	0	13,652
Investment grade bonds	10,517	0	0	10,517
High yield(b)	11,516	0	0	11,516
	27,416	8,269	0	35,685

Other types of investments:
Alternative investments (c)	0	82	0	82

Total (d)	$115,333	$28,328	$0	$143,661

(a)	This category includes investments in exchange-traded funds reflecting the performance of an underlying commodity index.
(b)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(c)	This category is comprised of non-traditional investment classes including private equity funds and alternative exchange funds.
(d)	Excludes dividends and interest receivable totaling $335,000 and $352,000 at December 31, 2013 and 2012, respectively.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a contribution to its defined benefit pension plan of $10 million during the third quarter of 2013.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank (“TLNB”), acquired in 2007, participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2012, the Pentegra DB Plan had total assets of $2.8 billion, actuarial present value of accumulated benefits of $3.0 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2013, 2012 and 2011 were $22,000, $53,000 and $131,000, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2013 was 7.50% for the pre-65 participants and 5.80% for the post-65 participants for medical costs and 6.25% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2021, respectively.

Assumed health care cost trend rates impact the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $200 and increase the benefit obligation by $5,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $200 and decrease the benefit obligation by $6,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2013, 2012 and 2011 was $3,215,000, $2,956,000, and $2,752,000, respectively.  Effective January 1, 2010 the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2013, 2012 and 2011 was $650,000, $419,000 and $203,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2013 and 2012, the Company has recorded a liability of $4,238,000 and $4,729,000, respectively.  The (income)/expense recognized under these plans for the years ended December 31, 2013, 2012, and 2011 was ($52,000), $439,000, and $584,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2013 and 2012, there were 153,396 and 146,298 shares credited to the participants’ accounts, for which a liability of $3,424,000 and $3,117,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2013, 2012 and 2011, was $162,000, $148,000, and $125,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 to authorize an additional 900,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2013, the Company has authorization to grant up to 1,008,234 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2011	2,947,215	$21.43
Granted	356,765	28.78
Exercised	(526,141)	18.91
Forfeited	(17,116)	21.47
Outstanding at December 31, 2012	2,760,723	22.86
Granted	369,589	29.79
Exercised	(840,556)	22.70
Forfeited	(14,865)	24.45
Outstanding at December 31, 2013	2,274,891	24.03
Exercisable at December 31, 2013	1,478,489	$22.40

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2013:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted -average Exercise Price
$0.00 – $18.00	176,801	$17.59	5.14	176,801	$17.59
$18.001 – $23.00	742,163	19.59	4.74	588,118	19.75
$23.001 – $28.00	667,072	25.22	4.14	546,370	24.75
$28.001 – $29.00	327,464	28.78	8.22	107,915	28.78
$29.001 – $30.00	361,391	29.79	9.21	59,285	29.79
TOTAL	2,274,891	$24.03	5.81	1,478,489	$22.40

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2013 is 5.8 years and 4.7 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2013 is $35.6 million and $25.5 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  A related income tax benefit was recognized of $1.1 million, $0.8 million and $0.8 million for the 2013, 2012 and 2011 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2013, 2012 and 2011 was approximately $2.0 million, $1.8 million and $2.0 million, respectively.

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

	2013	2012	2011
Weighted-average Fair Value of Options Granted	$6.24	$6.40	$6.69
Assumptions:
Weighted-average expected life (in years)	7.23	7.40	7.72
Future dividend yield	3.90%	3.90%	3.90%
Share price volatility	31.21%	31.79%	32.12%
Weighted-average risk-free interest rate	1.91%	2.34%	3.34%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $3.5 million at December 31, 2013, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.9 years.  The total fair value of stock options vested during 2013, 2012, and 2011 were $2.0 million, $1.7 million and $1.8 million, respectively.

During the 12 months ended December 31, 2013 and 2012, proceeds from stock option exercises totaled $16.0 million and $9.6 million, respectively, and the related tax benefits from exercise were approximately $1.6 million and $1.1 million, respectively.   During the twelve months ended December 31, 2013 and 2012, 680,705 and 479,353 shares, respectively, were issued in connection with stock option exercises.  The total intrinsic value of options exercised during 2013, 2012 and 2011 were $7.9 million, $4.9 million and $2.3 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2013, and changes during the twelve months ended December 31, 2013 and 2012, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2011	269,641	$20.12
Awards	64,705	28.77
Forfeitures	(2,743)	23.19
Vestings	(139,520)	18.76
Unvested at December 31, 2012	192,083	23.98
Awards	142,353	22.13
Forfeitures	(2,896)	25.34
Vestings	(70,575)	22.28
Unvested at December 31, 2013	260,965	$23.42

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million, 0.5 million and 0.6 million weighted-average anti-dilutive stock options outstanding at December 31, 2013, 2012 and 2011, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

(000's omitted, except per share data)	2013	2012	2011
Net income	$78,829	$77,068	$73,142
Income attributable to unvested stock-based compensation awards	(433)	(499)	(553)
Income available to common shareholders	$78,396	$76,569	$72,589

Weighted-average common shares outstanding - basic	40,000	39,192	35,767

Basic earnings per share	$1.96	$1.95	$2.03

Net income	$78,829	$77,068	$73,142
Income attributable to unvested stock-based compensation awards	(433)	(499)	(553)
Income available to common shareholders	$78,396	$76,569	$72,589

Weighted-average common shares outstanding	40,000	39,192	35,767
Assumed exercise of stock options	504	479	415
Weighted-average common shares outstanding – diluted	40,504	39,671	36,182

Diluted earnings per share	$1.94	$1.93	$2.01
Cash dividends declared per share	$1.10	$1.06	$1.00

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

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  At its December 2011 meeting, the Board approved extending the stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  At its December 2012 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2013.   There were no treasury stock purchases in 2013, 2012 or 2011.  At its December 2013 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

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

The contract amount of commitments and contingencies is as follows at December 31:

(000's omitted)	2013	2012
Commitments to extend credit	$704,904	$750,178
Standby letters of credit	24,449	24,168
Total	$729,353	$774,346

The Company has unused lines of credit of $65.0 million at December 31, 2013.  The Company has unused borrowing capacity of approximately $1.2 billion through collateralized transactions with the FHLB and $10.1 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 26, 2013 through January 8, 2014 was $52.8 million, none of which was required to be on deposit with the Federal Reserve Bank of New York as the entire balance was represented by cash on hand.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2013, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, is between $0 and $5million. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The plaintiff alleges that the notices provided to her in connection with the repossession of her automobile failed to comply with certain requirements of Pennsylvania’s Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank has filed a motion to dismiss the action on the basis of mootness and contests the allegation that the repossession notices were deficient. The Bank also maintains that the case should not proceed as a class action and will oppose class certification. At this early stage in the litigation it is difficult to estimate when the action will be resolved. As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $5.1 million, $4.9 million and $4.2 million in 2013, 2012 and 2011, respectively.  The future minimum rental commitments as of December 31, 2013 for all non-cancelable operating leases are as follows:

2014	$5,342
2015	4,662
2016	4,442
2017	3,780
2018	3,161
Thereafter	5,138
Total	$26,525

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2013, that the Company and Bank meet all capital adequacy requirements to which they are                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   subject.

As of December 31, 2013, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  Except in connection with the regulatory approval of the Citizens branch acquisition in November 2008 by the OCC, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.  In connection with the Citizens acquisition, the Bank agreed to an approval condition to maintain capital at the “well-capitalized” level.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2013		2012
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$643,286	$547,464	$588,220	$530,753
Ratio	9.29%	7.93%	8.40%	7.60%
Minimum required amount	$276,918	$276,226	$280,151	$279,524

Tier 1 capital to risk-weighted assets
Amount	$643,286	$547,464	$588,220	$530,753
Ratio	16.42%	14.03%	15.09%	13.66%
Minimum required amount	$156,661	$156,083	$155,904	$155,392

Total core capital to risk-weighted assets
Amount	$687,946	$592,124	$631,409	$573,942
Ratio	17.57%	15.17%	16.20%	14.77%
Minimum required amount	$313,322	$312,166	$311,808	$310,784

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2013	2012
Assets:
Cash and cash equivalents	$83,783	$43,800
Investment securities	3,601	3,587
Investment in and advances to subsidiaries	895,211	961,718
Other assets	8,847	8,613
Total assets	$991,442	$1,017,718

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$13,533	$12,867
Borrowings	102,097	102,073
Shareholders' equity	875,812	902,778
Total liabilities and shareholders' equity	$991,442	$1,017,718

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2013	2012	2011
Revenues:
Dividends from subsidiaries	$66,000	$0	$52,251
Interest and dividends on investments	91	98	87
Other income	9	198	0
Total revenues	66,100	296	52,338
Expenses:
Interest on borrowings	2,520	2,716	5,815
Other expenses	61	155	273
Total expenses	2,581	2,871	6,088

(Loss) Income before tax benefit and equity in undistributed net income of subsidiaries	63,519	(2,575)	46,250
Income tax benefit	862	1,274	2,237
(Loss) Income before equity in undistributed net income of subsidiaries	64,381	(1,301)	48,487
Equity in undistributed net income of subsidiaries	14,448	78,369	24,655
Net income	$78,829	$77,068	$73,142
Comprehensive (loss)/income	($2,051)	$102,237	$111,647

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2013	2012	2011
Operating activities:
Net income	$78,829	$77,068	$73,142
Adjustments to reconcile net income to net cash provided by operating activities
(Gain)/loss on sale of investments	(9)	0	0
Equity in undistributed net income of subsidiaries	(14,448)	(78,369)	(24,655)
Net change in other assets and other liabilities	(221)	(746)	(504)
Net cash provided by (used in) operating activities	64,151	(2,047)	47,983
Investing activities:
Purchase of investment securities	0	(3)	0
Proceeds from sale of investment securities	114	30	2
Repayments from subsidiaries, net	0	0	51
Capital contributions to subsidiaries	0	(20,081)	(102,462)
Net cash provided by (used in) investing activities	114	(20,054)	(102,409)
Financing activities:
Issuance of common stock	19,200	67,813	91,714
Cash dividends paid	(43,482)	(40,765)	(34,404)
Net cash provided by (used in) financing activities	(24,282)	27,048	57,310
Change in cash and cash equivalents	39,983	4,947	2,884
Cash and cash equivalents at beginning of year	43,800	38,853	35,969
Cash and cash equivalents at end of year	$83,783	$43,800	$38,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,521	$2,738	$5,959
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$11,332	$10,699	$9,609

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

	December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,182,261	$29,886	$0	$1,212,147
Obligations of state and political subdivisions	0	668,982	0	668,982
Government agency mortgage-backed securities	0	254,978	0	254,978
Corporate debt securities	0	27,587	0	27,587
Government agency collateralized mortgage obligations	0	22,048	0	22,048
Marketable equity securities	421	0	0	421
Total available-for-sale investment securities	1,182,682	1,003,481	0	2,186,163
Mortgage loans held for sale	0	728	0	728
Commitments to originate real estate loans for sale	0	0	44	44
Forward sales commitments	0	27	0	27
Total	$1,182,682	$1,004,236	$44	$2,186,962

	December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$891,803	$187,454	$0	$1,079,257
Obligations of state and political subdivisions	0	662,892	0	662,892
Government agency mortgage-backed securities	0	269,951	0	269,951
Pooled trust preferred securities	0	0	49,600	49,600
Government agency collateralized mortgage obligations	0	33,935	0	33,935
Corporate debt securities	0	25,357	0	25,357
Marketable equity securities	402	0	0	402
Total available-for-sale investment securities/Total	$892,205	$1,179,589	$49,600	$2,121,394

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2013 is approximately $723,000.  The unrealized gain of $5,000 was recognized in other banking services in the Consolidate Statement of Income for the year ended December 31, 2013.

•
Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages.  As such, these instruments are classified as Level 2 in the fair value hierarchy.

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

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Year Ended December 31,
	2013			2012
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities
Beginning balance	$49,600	$0	$49,600	$43,846
Total gains/(losses) included in earnings (1)(2)	(15,201)	(249)	(15,450)	220
Total gains/(losses) included in other comprehensive income(3)	12,379	0	12,379	11,890
Principal reductions	(5,944)	0	(5,944)	(6,356)
Sales	(40,834)	0	(40,834)	0
Commitments to originate real estate loans held for sale, net	0	293	293	0
Ending balance	$0	$44	$44	$49,600

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount, which are reported in interest and dividends on taxable investments, and the loss realized upon the sale of the securities, which is included in gain on sales of investment securities, net.
(2) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.
(3) Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of unrealized gains/(losses) on available-for sale securities in the Statement of Comprehensive Income.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2013				December 31, 2012
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$600	$0	$600	$0	$0	$1,186	$1,186
Other real estate owned	0	0	5,060	5,060	0	0	4,788	4,788
Mortgage servicing rights	0	0	0	0	0	0	1,028	1,028
Total	$0	$600	$5,060	$5,660	$0	$0	$7,002	$7,002

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.  At December 31, 2013, impaired loans recorded at fair value consisted of one loan that was valued using a purchase offer that did not require an adjustment for estimated costs.  As such, no unobservable inputs were utilized and it was classified as a Level 2 valuation.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are significant, ranging from 11% to 54% at December 31, 2013 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.    In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2013 as the fair value of approximately $1,495,000 exceeded the carrying value of approximately $1,218,000.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2013 or 2012.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2013 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input Range (Weighted Average)

Other real estate owned	5,060	Fair value of collateral	Estimated cost of disposal/market adjustment	11.0% - 54.4% (28.1%)

Commitments to originate real estate loans for sale	44	Discounted cash flow	Embedded servicing value	1%

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2012 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Pooled trust preferred securities	$49,600	Consensus pricing	Weighting of offered quotes	65.3% - 85.1% (78.4%)

Impaired loans	1,186	Fair value of collateral	Estimated cost of disposal/market adjustment	25.0% - 50.0% (27.5%)

Other real estate owned	4,788	Fair value of collateral	Estimated cost of disposal/market adjustment	11.0% - 60.2% (19.9%)

Mortgage servicing rights	1,028	Discounted cash flow	Weighted average constant prepayment rate	1.1% - 39.6% (34.4%)
			Discount rate	2.5% - 3.3% (3.1%)
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,064,764	$4,044,449	$3,822,688	$3,881,354
Financial liabilities:
Deposits	5,896,044	5,898,138	5,628,039	5,635,320
Borrowings	141,913	141,913	728,061	820,377
Subordinated debt held by unconsolidated subsidiary trusts	102,097	109,284	102,073	97,899

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

NOTE S:  DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments have been limited to commitments to originate real estate loans held for sale and forward sales commitments.  The Company does not hold nor issue derivative financial instruments for trading or other speculative purposes.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of December 31, 2013:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$2,508	$27
Commitments to originate real estate loans for sale	Other assets	2,946	44
Total derivatives			$71

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the year ended December 31, 2013:

(000's omitted)	Location	Gain Recognized in the Statement of Income for the Year Ending December 31, 2013
Forward sales commitments	Mortgage banking and other services	$27
Commitments to originate real estate loans for sale	Mortgage banking and other services	44
Total		$71

NOTE T:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes BPAS, Harbridge and HB&T provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by CISI and CBNA Insurance and asset management provided by Nottingham.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
2013
Net interest income	$237,915	$101	$78	$0	$238,094
Provision for loan losses	7,992	0	0	0	7,992
Noninterest income	48,030	39,534	16,265	(1,649)	102,180
Amortization of intangible assets	3,569	662	238	0	4,469
Other operating expenses	175,139	31,049	12,247	(1,649)	216,786
Income before income taxes	$99,245	$7,924	$3,858	$0	$111,027
Assets	$7,070,866	$27,970	$13,259	($16,231)	$7,095,864
Goodwill	$364,495	$7,836	$2,660	$0	$374,991

2012
Net interest income	$230,251	$104	$69	$0	$230,424
Provision for loan losses	9,108	0	0	0	9,108
Noninterest income	50,422	36,781	13,549	(1,506)	99,246
Amortization of intangible assets	3,548	779	280	0	4,607
Other operating expenses	167,332	30,617	10,707	(1,506)	207,150
Income before income taxes	$100,685	$5,489	$2,631	$0	$108,805
Assets	$7,472,628	$30,405	$12,101	($18,334)	$7,496,800
Goodwill	$359,207	$7,836	$2,660	$0	$369,703

2011
Net interest income	$209,302	$60	$51	$0	$209,413
Provision for loan losses	4,736	0	0	0	4,736
Noninterest income	46,921	32,395	11,228	(1,322)	89,222
Amortization of intangible assets	3,393	752	236	0	4,381
Other operating expenses	152,468	25,622	9,223	(1,322)	185,991
Income before income taxes	$95,626	$6,081	$1,820	$0	$103,527
Assets	$6,461,694	$27,446	$11,111	($11,976)	$6,488,275
Goodwill	$334,554	$7,836	$2,660	$0	$345,050

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

In our opinion, the consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
March 3, 2014

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2013 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$60,636	$60,601	$58,432	$58,425	$238,094
Provision for loan losses	3,185	2,093	1,321	1,393	7,992
Net interest income after provision for loan losses	57,451	58,508	57,111	57,032	230,102
Noninterest income	21,379	27,594	27,098	26,109	102,180
Operating expenses	57,283	55,044	54,376	54,552	221,255
Income before income taxes	21,547	31,058	29,833	28,589	111,027
Income taxes	6,070	9,069	8,711	8,348	32,198
Net income	$15,477	$21,989	$21,122	$20,241	$78,829

Basic earnings per share	$0.38	$0.55	$0.53	$0.51	$1.96
Diluted earnings per share	$0.38	$0.54	$0.52	$0.50	$1.94

2012 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$59,969	$58,775	$57,771	$53,909	$230,424
Provision for loan losses	2,666	2,643	2,155	1,644	9,108
Net interest income after provision for loan losses	57,303	56,132	55,616	52,265	221,316
Noninterest income	26,223	25,859	23,696	23,468	99,246
Operating expenses	56,899	56,085	49,370	49,403	211,757
Income before income taxes	26,627	25,906	29,942	26,330	108,805
Income taxes	7,823	7,539	8,871	7,504	31,737
Net income	$18,804	$18,367	$21,071	$18,826	$77,068

Basic earnings per share	$0.47	$0.46	$0.53	$0.49	$1.95
Diluted earnings per share	$0.47	$0.46	$0.53	$0.48	$1.93

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2013 or through the date of this Annual Report on Form 10-K have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or about April 1, 2014 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
                      December 31, 2013 and 2012

-     Consolidated Statements of Income,
      Years ended December 31, 2013, 2012, and 2011

                -     Consolidated Statements of Comprehensive Income,
                      Years ended December 31, 2013, 2012, and 2011

-     Consolidated Statements of Changes in Shareholders' Equity,
                      Years ended December 31, 2013, 2012, and 2011

-     Consolidated Statement of Cash Flows,
                      Years ended December 31, 2013, 2012, and 2011

-     Notes to Consolidated Financial Statements,
                      December 31, 2013

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
                      Years ended December 31, 2013 and 2012 (unaudited)

(2)      Financial statement schedules.  Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

(3)      Exhibits.  The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

2.1
Agreement and Plan of Merger, dated as of August 2, 2006, by and among Community Bank System, Inc., Seneca Acquisition Corp. and ONB Corporation.  Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed on November 8, 2006 (Registration No. 001-13695).

2.2
Agreement and Plan of Merger dated as of April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp, Inc.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 25, 2006 (Registration No. 001-13695).

2.3
Purchase and Assumption Agreement, dated as of June 24, 2008, by and among RBS Citizens, N.A., Community Bank System, Inc., and Community Bank, N.A.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2008 (Registration No. 001-13695).

2.4
Agreement and Plan of Merger, dated as of October 22, 2010, by and among Community Bank System, Inc. and The Wilber Corporation.   Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 25, 2010 (Registration No. 001-13695).

2.5
Assignment, Purchase and Assumption Agreement, dated as of January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 20, 2012 (Registration No. 001-13695).

2.6
Purchase and Assumption Agreement, dated as of January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 20, 2012 (Registration No. 001-13695).

2.7
Assignment, Purchase and Assumption Agreement, dated as of January 19, 2012, by and between Community Bank, N.A. and First Niagara Bank, N.A., as amended as restated as of July 19, 2012.   Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed on July 24, 2012 (Registration No. 001-13695).

2.8
Amendment No. 1 to Purchase and Assumption Agreement, dated as of September 6, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 13, 2012 (Registration No. 001-13695).

2.9
Purchase and Assumption Agreement, dated as of July 23, 2013, by and between Community Bank, N.A. and Bank of America, N.A.  Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on July 26, 2013 (Registration No. 001-13695).

3.1
Certificate of Incorporation of Community Bank System, Inc., as amended.  Incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

3.2
Certificate of Amendment of Certificate of Incorporation of Community Bank System, Inc. Incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q filed on May 7, 2004 (Registration No. 001-13695).

3.3
Certificate of Amendment of Certificate of Incorporation of Community Bank System, Inc. Incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q filed on August 9, 2013 (Registration No. 001-13695).

3.4	Bylaws of Community Bank System, Inc., amended July 18, 2007. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 24, 2007 (Registration No. 001-13695).

4.1
Form of Common Stock Certificate.  Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on September 29, 2008 (Registration No. 333-153403).

10.1
Indenture, dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.2
Amended and Restated Declaration of Trust, dated as of December 8, 2006, among Community Bank System, Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mark E. Tryniski, Scott A. Kingsley, and Joseph J. Lemchak as administrators.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.3
Guarantee Agreement, dated as of December 8, 2006, between Community Bank System, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.4
Employment Agreement, effective January 1, 2012, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on December 30, 2011 (Registration No. 001-13695).(2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

10.6
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

10.7
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.8
Employment Agreement, dated as of October 18, 2013, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.9
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.10
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

10.11
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.12
Employment Agreement, dated as of January 1, 2013, by and among Community Bank System, Inc., Community Bank N.A. and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on May 10, 2013 (Registration No. 001-13695).(2)

10.13
Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.14
Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.15
Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).(2)

10.16
2004 Long-Term Incentive Compensation Program, as to be amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695).(2)

10.17	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.18	Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.19
Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.20
Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.21
Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002.  Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.22
Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011.  Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695).(2)

14.1	Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

21.1	Subsidiaries of Registrant.(1)

23.1	Consent of PricewaterhouseCoopers LLP.(1)

31.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2
Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.(4)

(1) Filed herewith.
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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 3, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March 2014.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
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