Form 10-Q
period 2014-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2014-05-12
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,680,588 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2014.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2014 and December 31, 2013	3

	Consolidated Statements of Income
	Three months ended March 31, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three months ended March 31, 2014 and 2013	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2014	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2014 and 2013	7

	Notes to the Consolidated Financial Statements
	March 31, 2014	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$153,417	$149,647

Available-for-sale investment securities (cost of $2,460,730 and $2,217,165, respectively)	2,470,286	2,186,163

Other securities, at cost	35,935	32,562

Loans held for sale, at fair value	802	728

Loans	4,096,358	4,109,083
Allowance for loan losses	(44,197)	(44,319)
Net loans	4,052,161	4,064,764

Goodwill, net	375,174	374,991
Core deposit intangibles, net	12,548	13,460
Other intangibles, net	2,397	2,048
Intangible assets, net	390,119	390,499

Premises and equipment, net	91,806	93,636
Accrued interest and fee receivable	27,299	25,475
Other assets	175,403	152,390

Total assets	$7,397,228	$7,095,864

Liabilities:
Noninterest-bearing deposits	$1,225,977	$1,203,346
Interest-bearing deposits	4,812,911	4,692,698
Total deposits	6,038,888	5,896,044

Borrowings	217,110	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,103	102,097
Accrued interest and other liabilities	120,991	79,998
Total liabilities	6,479,092	6,220,052

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,440,546 and
41,213,491 shares issued, respectively	41,441	41,213
Additional paid-in capital	402,326	396,528
Retained earnings	492,550	481,732
Accumulated other comprehensive loss	(1,066)	(26,546)
Treasury stock, at cost (782,173 and 782,173 shares, respectively)	(17,115)	(17,115)
Total shareholders' equity	918,136	875,812

Total liabilities and shareholders' equity	$7,397,228	$7,095,864

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Interest and fees on loans	$45,693	$47,118
Interest and dividends on taxable investments	12,470	15,216
Interest and dividends on nontaxable investments	5,076	5,591
Total interest income	63,239	67,925

Interest expense:
Interest on deposits	2,235	3,142
Interest on borrowings	284	5,730
Interest on subordinated debt held by unconsolidated subsidiary trusts	612	628
Total interest expense	3,131	9,500

Net interest income	60,108	58,425
Provision for loan losses	1,000	1,393
Net interest income after provision for loan losses	59,108	57,032

Noninterest income:
Deposit service fees	12,255	11,595
Other banking services	1,190	1,038
Employee benefit services	10,435	9,770
Wealth management services	4,474	3,698
Gain on sales of investment securities	0	47,791
Loss on debt extinguishments	0	(47,783)
Total noninterest income	28,354	26,109

Noninterest expenses:
Salaries and employee benefits	30,740	30,483
Occupancy and equipment	7,691	7,065
Data processing and communications	6,803	6,736
Amortization of intangible assets	1,141	1,179
Legal and professional fees	1,947	1,940
Office supplies and postage	1,551	1,495
Business development and marketing	1,730	1,479
FDIC insurance premiums	1,019	1,055
Acquisition expenses	123	5
Other	3,176	3,115
Total noninterest expenses	55,921	54,552

Income before income taxes	31,541	28,589
Income taxes	9,368	8,348
Net income	$22,173	$20,241

Basic earnings per share	$0.55	$0.51
Diluted earnings per share	$0.54	$0.50
Cash dividends declared per share	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013

Pension and other post retirement obligations:
Amortization of actuarial (losses)/gains included in net periodic pension cost, gross	($77)	$1,010
Tax effect	29	(392)
Amortization of actuarial (losses)/gains included in net periodic pension cost, net	(48)	618

Amortization of prior service cost included in net periodic pension cost, gross	(44)	(30)
Tax effect	17	12
Amortization of prior service cost included in net periodic pension cost, net	(27)	(18)

Other comprehensive (loss)/income related to pension and other post retirement obligations, net of taxes	(75)	600

Unrealized gains on securities:
Net unrealized holding gains/(losses) arising during period, gross	40,558	(18,872)
Tax effect	(15,003)	7,098
Net unrealized holding gains/(losses) arising during period, net	25,555	(11,774)

Reclassification adjustment for net gains included in net income, gross	0	(47,791)
Tax effect	0	17,843
Reclassification adjustment for net loss included in net income, net	0	(29,948)

Other comprehensive income/(loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	25,555	(41,722)

Other comprehensive income/(loss), net of tax	25,480	(41,122)
Net income	22,173	20,241
Comprehensive income/(loss)	$47,653	($20,881)

	March 31,	December 31,
	2014	2013
Accumulated Other Comprehensive Income By Component:
Unrealized loss for pension and other postretirement obligations	($11,461)	($11,339)
Tax effect	4,241	4,194
Net unrealized loss for pension and other postretirement obligations	(7,220)	(7,145)

Unrealized gain/(loss) on available-for-sale securities	9,556	(31,002)
Tax effect	(3,402)	11,601
Net unrealized gain/(loss) on available-for-sale securities	6,154	(19,401)

Accumulated other comprehensive loss	($1,066)	($26,546)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2014
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2013	40,431,318	$41,213	$396,528	$481,732	($26,546)	($17,115)	$875,812

Net income				22,173			22,173

Other comprehensive income, net of tax					25,480		25,480

Cash dividends declared:
Common, $0.28 per share				(11,355)			(11,355)

Common stock issued under
employee stock plan,
including tax benefits of $1,245	227,055	228	4,616				4,844

Stock-based compensation			1,182				1,182

Balance at March 31, 2014	40,658,373	$41,441	$402,326	$492,550	($1,066)	($17,115)	$918,136

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$22,173	$20,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,286	3,007
Amortization of intangible assets	1,141	1,179
Net accretion of premiums and discounts on securities and borrowings	(1,868)	(1,477)
Stock-based compensation	1,182	1,220
Provision for loan losses	1,000	1,393
Amortization of mortgage servicing rights	117	142
Income from bank-owned life insurance policies	(289)	(283)
Gain on sales of investment securities	0	(47,791)
Loss on debt extinguishments	0	47,783
Net (gain)/loss from sale of loans and other assets	(128)	71
Net change in loans held for sale	(7)	2
Change in other assets and liabilities	105	(3,964)
Net cash provided by operating activities	26,712	21,523
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	398,654
Proceeds from maturities of available-for-sale investment securities	19,231	52,802
Proceeds from maturities of held-to-maturity investment securities	0	8,315
Proceeds from maturities of other investment securities	11	0
Proceeds from sale of other investment securities	0	16,737
Purchases of available-for-sale investment securities	(260,923)	(121,665)
Purchases of held-to-maturity investment securities	0	(1,825)
Purchases of other securities	(3,384)	0
Net decrease in loans	11,603	2,607
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(924)	0
Purchases of premises and equipment, net	(1,395)	(2,502)
Net cash (used in)/provided by investing activities	(235,781)	353,123
Financing activities:
Net increase in deposits	142,844	146,785
Net change in borrowings, net of payments of $3 and $414,422	75,197	(414,422)
Issuance of common stock	4,844	4,912
Cash dividends paid	(11,291)	(10,699)
Tax benefits from share-based payment arrangements	1,245	518
Net cash provided by/(used in) financing activities	212,839	(272,906)
Change in cash and cash equivalents	3,770	101,740
Cash and cash equivalents at beginning of period	149,647	228,558
Cash and cash equivalents at end of period	$153,417	$330,298

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,182	$11,719
Cash paid for income taxes	164	4,168
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	11,355	10,735
Transfers from loans to other real estate	763	2,396

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2014 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On January 1, 2014, the Company, through its subsidiary, Harbridge Consulting Group, LLC (“Harbridge”), completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies (“EBS-RMSCO”).  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York market.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On December 13, 2013, Community Bank, N.A. (the “Bank” or “CBNA”) completed its acquisition of eight branches in Northern Pennsylvania from Bank of America, N.A. (“B of A”), acquiring approximately $303 million of deposits and $1 million of loans.  The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing commercial loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 2.4%, or approximately $7.3 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed during 2013 and the first three months of 2014.

(000s omitted)	2014	2013
Consideration paid/(received):
Cash/Total net consideration paid/(received)	$924	($291,980)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Loans	0	1,106
Premises and equipment	0	2,549
Accrued interest receivable	0	5
Other assets and liabilities, net	163	(18)
Other intangibles	578	9
Core deposit intangibles	0	2,537
Deposits	0	(303,456)
Total identifiable assets/( liabilities), net	741	(297,268)
Goodwill	$183	$5,288

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates, which approximated their book values.

The core deposit intangible and other intangibles related to the B of A and EBS-RMSCO acquisitions are being amortized using an accelerated method over their estimated useful lives of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the B of A acquisition and the Employee Benefit Services segment for the EBS-RMSCO acquisition.  The goodwill arising from the B of A branch and the EBS-RMSCO acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million in the three months ended March 31, 2014 and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the B of A and EBS-RMSCO acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and, thus, the amounts would require estimates so significant as to render the disclosure irrelevant.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 56 through 61 of the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  During December 2013 the Company reclassified its held-to-maturity portfolio to available-for-sale and the Company will not be able to use the held-to-maturity classification for the foreseeable future.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2014.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,479,306	$7,582	$20,157	$1,466,731	$1,252,332	$1,119	$41,304	$1,212,147
Obligations of state and political subdivisions	684,713	19,984	5,571	699,126	665,441	15,919	12,378	668,982
Government agency mortgage-backed securities	248,785	9,086	3,021	254,850	250,431	8,660	4,113	254,978
Corporate debt securities	26,899	794	136	27,557	26,932	873	218	27,587
Government agency collateralized mortgage obligations	20,777	812	0	21,589	21,779	362	93	22,048
Marketable equity securities	250	183	0	433	250	171	0	421
Total available-for-sale portfolio	$2,460,730	$38,441	$28,885	$2,470,286	$2,217,165	$27,104	$58,106	$2,186,163

Other Securities:
Federal Reserve Bank common stock	$16,050			$16,050	$16,050			$16,050
Federal Home Loan Bank common stock	15,436			15,436	12,053			12,053
Other equity securities	4,449			4,449	4,459			4,459
Total other securities	$35,935			$35,935	$32,562			$32,562

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater than, twelve months is as follows:

As of March 31, 2014

		Less than 12 Months		12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	34	$840,063	$20,157	0	$0	$0	34	$840,063	$20,157
Obligations of state and political subdivisions	211	139,641	4,355	31	15,923	1,216	242	155,564	5,571
Government agency mortgage-backed securities	38	65,142	2,250	8	9,981	771	46	75,123	3,021
Corporate debt securities	0	0	0	1	2,737	136	1	2,737	136
Government agency collateralized mortgage obligations	0	0	0	1	6	0	1	6	0
Total available-for-sale/investment portfolio	283	$1,044,846	$26,762	41	$28,647	$2,123	324	$1,073,493	$28,885

As of December 31, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	43	$1,181,214	$41,304	0	$0	$0	43	$1,181,214	$41,304
Obligations of state and political subdivisions	302	195,526	11,774	9	4,974	604	311	200,500	12,378
Government agency mortgage-backed securities	43	68,917	3,262	6	8,713	851	49	77,630	4,113
Corporate debt securities	1	3,026	31	1	2,703	187	2	5,729	218
Government agency collateralized mortgage obligations	1	2,601	93	1	7	0	2	2,608	93
Total available-for-sale/investment portfolio	390	$1,451,284	$56,464	17	$16,397	$1,642	407	$1,467,681	$58,106

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2014 represents OTTI.

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$61,273	$62,343
Due after one through five years	164,805	169,923
Due after five years through ten years	1,677,793	1,670,155
Due after ten years	287,047	290,993
Subtotal	2,190,918	2,193,414
Government agency mortgage-backed securities	248,785	254,850
Government agency collateralized mortgage obligations	20,777	21,589
Total	$2,460,480	$2,469,853

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 15 – 30 years in contractual term, secured by first liens on real property.
•	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	March 31,	December 31,
(000's omitted)	2014	2013
Consumer mortgage	$1,579,322	$1,582,058
Business lending	1,246,070	1,260,364
Consumer indirect	755,849	740,002
Consumer direct	174,357	180,139
Home equity	340,760	346,520
Gross loans, including deferred origination costs	4,096,358	4,109,083
Allowance for loan losses	(44,197)	(44,319)
Loans, net of allowance for loan losses	$4,052,161	$4,064,764

The outstanding balance related to credit impaired acquired loans was $14.2 million and $15.5 million at March 31, 2014 and December 31, 2013, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2013	$997
Accretion recognized, year-to-date	(203)
Net reclassification to accretable from nonaccretable	90
Balance at March 31, 2014	$884

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$8,924	$953	$12,605	$22,482	$1,479,605	$1,502,087
Business lending	5,440	54	3,119	8,613	1,070,832	1,079,445
Consumer indirect	7,550	680	13	8,243	744,818	753,061
Consumer direct	1,196	53	3	1,252	165,332	166,584
Home equity	1,359	86	2,015	3,460	269,469	272,929
Total	$24,469	$1,826	$17,755	$44,050	$3,730,056	$3,774,106

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$891	$143	$1,828	$2,862	$0	$74,373	$77,235
Business lending	1,278	0	1,618	2,896	6,143	157,586	166,625
Consumer indirect	130	2	0	132	0	2,656	2,788
Consumer direct	283	6	0	289	0	7,484	7,773
Home equity	539	0	468	1,007	0	66,824	67,831
Total	$3,121	$151	$3,914	$7,186	$6,143	$308,923	$322,252
(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2013:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$16,589	$1,253	$11,097	$28,939	$1,473,320	$1,502,259
Business lending	2,960	164	3,083	6,207	1,079,818	1,086,025
Consumer indirect	11,647	738	14	12,399	723,878	736,277
Consumer direct	1,858	90	4	1,952	169,452	171,404
Home equity	2,635	173	1,867	4,675	271,235	275,910
Total	$35,689	$2,418	$16,065	$54,172	$3,717,703	$3,771,875

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,857	$85	$1,463	$3,405	$0	$76,394	$79,799
Business lending	531	0	1,472	2,003	7,090	165,246	174,339
Consumer indirect	157	17	0	174	0	3,551	3,725
Consumer direct	385	27	0	412	0	8,323	8,735
Home equity	592	8	473	1,073	0	69,537	70,610
Total	$3,522	$137	$3,408	$7,067	$7,090	$323,051	$337,208
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2014			December 31, 2013
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$900,083	$109,175	$1,009,258	$908,885	$116,271	$1,025,156
Special mention	98,874	24,672	123,546	93,600	24,264	117,864
Classified	80,362	26,635	106,997	83,379	26,714	110,093
Doubtful	126	0	126	161	0	161
Acquired impaired	0	6,143	6,143	0	7,090	7,090
Total	$1,079,445	$166,625	$1,246,070	$1,086,025	$174,339	$1,260,364

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 - 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,488,529	$752,368	$166,528	$270,828	$2,678,253
Nonperforming	13,558	693	56	2,101	16,408
Total	$1,502,087	$753,061	$166,584	$272,929	$2,694,661

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$75,264	$2,786	$7,767	$67,363	$153,180
Nonperforming	1,971	2	6	468	2,447
Total	$77,235	$2,788	$7,773	$67,831	$155,627

The following table details the balances in all other loan categories at December 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,489,909	$735,525	$171,310	$273,870	$2,670,614
Nonperforming	12,350	752	94	2,040	15,236
Total	$1,502,259	$736,277	$171,404	$275,910	$2,685,850

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$78,251	$3,708	$8,708	$70,129	$160,796
Nonperforming	1,548	17	27	481	2,073
Total	$79,799	$3,725	$8,735	$70,610	$162,869

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of March 31, 2014 and December 31, 2013 follows:

	March 31,	December 31,
(000’s omitted)	2014	2013
Loans with allowance allocation	$1,543	$945
Loans without allowance allocation	0	600
Carrying balance	1,543	1,545
Contractual balance	1,851	1,852
Specifically allocated allowance	176	50

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

During 2012, clarified guidance was issued by the OCC addressing the accounting for certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this clarified guidance, loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2014 and 2013 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  At March 31, 2014, there were no impaired loans that were considered a TDR.

Information regarding troubled debt restructurings as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014						December 31, 2013
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	37	$1,918	43	$1,878	80	$3,796	31	$1,682	48	$2,171	79	$3,853
Business lending	5	300	1	46	6	346	4	162	1	47	5	209
Consumer indirect	0	0	91	651	91	651	0	0	98	692	98	692
Consumer direct	0	0	42	113	42	113	0	0	46	116	46	116
Home equity	10	226	16	316	26	542	12	202	20	363	32	565
Total	52	$2,444	193	$3,004	245	$5,448	47	$2,046	213	$3,389	260	$5,435

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2014 and 2013.  Of the loans noted in the table below, all but two loans for the three months ended March 31, 2014, and no loans for the three months ended March 31 2013, were modified due to a Chapter 7 bankruptcy as described previously.  The two exceptions were a business loan restructured via an extension of term and a consumer mortgage restructured via an extension of term and a rate concession.  The financial effects of these restructurings were immaterial.

	Three Month Ended March 31, 2014		Three Month Ended March 31, 2013
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	11	$533	13	$1,002
Business lending	4	192	3	72
Consumer indirect	12	112	11	107
Consumer direct	2	10	9	31
Home equity	1	30	5	97
Total	30	$877	41	$1,309

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(167)	(120)	(1,427)	(492)	(129)	0	(13)	(2,348)
Recoveries	41	171	796	212	6	0	0	1,226
Provision	413	(512)	969	186	111	149	(316)	1,000
Ending balance	$9,281	$17,046	$10,586	$3,087	$1,818	$2,178	$201	$44,197

	Three Months Ended March 31, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(371)	(784)	(891)	(545)	(185)	0	0	(2,776)
Recoveries	6	142	958	298	4	0	0	1,408
Provision	587	186	(225)	28	413	261	143	1,393
Ending balance	$7,292	$17,557	$9,448	$3,084	$1,683	$2,927	$922	$42,913

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($27,778)	$12,548	$40,326	($26,866)	$13,460
Other intangibles	10,019	(7,622)	2,397	9,441	(7,393)	2,048
Total amortizing intangibles	$50,345	($35,400)	$14,945	$49,767	($34,259)	$15,508

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr - Dec 2014	$3,146
2015	3,408
2016	2,612
2017	1,908
2018	1,424
Thereafter	2,447
Total	$14,945

Shown below are the components of the Company’s goodwill at December 31, 2013 and March 31, 2014:

(000’s omitted)	December 31, 2013	Activity	March 31, 2014
Goodwill	$379,815	$183	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$374,991	$183	$375,174

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.82%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.88%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  No contributions to the defined benefit pension plan are required or planned for 2014.

The net periodic benefit cost for the three months ended March 31, 2014 and 2013 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2014	2013	2014	2013
Service cost	$882	$985	$0	$0
Interest cost	1,318	1,029	27	22
Expected return on plan assets	(2,980)	(2,451)	0	0
Amortization of unrecognized net loss	(77)	1,007	0	3
Amortization of prior service cost	1	14	(45)	(45)
Net periodic benefit cost	($856)	$584	($18)	($20)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.04 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2014, compared to approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months March 31, 2013 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2014	2013
Net income	$22,173	$20,241
Income attributable to unvested stock-based compensation awards	(99)	(79)
Income available to common shareholders	$22,074	$20,162

Weighted-average common shares outstanding – basic	40,458	39,703
Basic earnings per share	$0.55	$0.51

Net income	$22,173	$20,241
Income attributable to unvested stock-based compensation awards	(99)	(79)
Income available to common shareholders	$22,074	$20,162

Weighted-average common shares outstanding – basic	40,458	39,703
Assumed exercise of stock options	512	463
Weighted-average common shares outstanding – diluted	40,970	40,166
Diluted earnings per share	$0.54	$0.50

Stock Repurchase Program
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
There were no open market treasury stock purchases in 2013 or the first three months of 2014.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2014	December 31, 2013
Commitments to extend credit	$728,223	$704,904
Standby letters of credit	24,333	24,449
Total	$752,556	$729,353

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, is between $0 and $5 million. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The plaintiff alleges that the notices provided to her in connection with the repossession of her automobile failed to comply with certain requirements of Pennsylvania’s Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank contests the allegation that the repossession notices were deficient and intends to oppose class certification.  The Bank has also asserted counterclaims for breach of contract and set-off against plaintiff, individually and as representative of the putative class, and has filed a motion to dismiss the action on the basis of mootness.  In response, Plaintiff has moved to dismiss the Bank’s counterclaims on the grounds that the Court lacks subject matter jurisdiction.  The parties’ motions to dismiss are currently pending before the Court.   As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

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

	March 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,437,219	$29,512	$0	$1,466,731
Obligations of state and political subdivisions	0	699,126	0	699,126
Government agency mortgage-backed securities	0	254,850	0	254,850
Corporate debt securities	0	27,557	0	27,557
Government agency collateralized mortgage obligations	0	21,589	0	21,589
Marketable equity securities	433	0	0	433
Total available-for-sale investment securities	1,437,652	1,032,634	0	2,470,286
Mortgage loans held for sale	0	802	0	802
Commitments to originate real estate loans for sale	0	0	67	67
Forward sales commitments	0	9	0	9
Total	$1,437,652	$1,033,445	$67	$2,471,164

	December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,182,261	$29,886	$0	$1,212,147
Obligations of state and political subdivisions	0	668,982	0	668,982
Government agency mortgage-backed securities	0	254,978	0	254,978
Corporate debt securities	0	27,587	0	27,587
Government agency collateralized mortgage obligations	0	22,048	0	22,048
Marketable equity securities	421	0	0	421
Total available-for-sale investment securities	1,182,682	1,003,481	0	2,186,163
Mortgage loans held for sale	0	728	0	728
Commitments to originate real estate loans for sale	0	0	44	44
Forward sales commitments	0	27	0	27
Total	$1,182,682	$1,004,236	$44	$2,186,962

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2014 is approximately $0.8 million.  The unrealized gain on mortgage loans held for sale of approximately $0.02 million was recognized in mortgage banking and other income in the consolidated statement of income for the three months ended March 31, 2014.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:
	Three Months Ended March 31,
	2014	2013
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Pooled Trust Preferred Securities
Beginning balance	$44	$49,600
Total (losses)/gains included in earnings (1)(3)	(44)	103
Total gains included in other comprehensive income(2)	0	1,892
Principal reductions	0	(4,109)
Commitments to originate real estate loans held for sale, net	67	0
Ending balance	$67	$47,486

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount, which are reported in interest and dividends on taxable investments.
(2) Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of net unrealized gains/(losses) on available-for sale securities in the Statement of Comprehensive Income.
(3) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	March 31, 2014				December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$420	$420	$0	$600	$0	$600
Other real estate owned	0	0	4,914	4,914	0	0	5,060	5,060
Total	$0	$0	$5,334	$5,334	$0	$600	$5,060	$5,660

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 5% to 69% at March 31, 2014 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at March 31, 2014 as the fair value of mortgage servicing rights of approximately $1.6 million exceeded the carrying value of approximately $1.1 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2013 or thus far in 2014.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of March 31, 2014 are as follows:

(000's omitted)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Impaired loans	$420	Fair Value of Collateral	Estimated cost of disposal/market adjustment	12.0%-50.0% (23.1%)

Other real estate owned	4,914	Fair Value of Collateral	Estimated cost of disposal/market adjustment	4.6%-69.2% (25.7%)

Commitments to originate real estate loans for sale	67	Discounted cash flow	Embedded servicing value	1%

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2013 are as follows:

(000's omitted)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$5,060	Fair value of collateral	Estimated cost of disposal/market adjustment	11.0% - 54.4% (28.1%)

Commitments to originate real estate loans for sale	44	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,052,161	$4,041,417	$4,064,764	$4,044,449
Financial liabilities:
Deposits	6,038,888	6,039,766	5,896,044	5,898,138
Borrowings	217,110	217,110	141,913	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,103	99,265	102,097	109,284

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

Borrowings have been classified as a Level 2 valuation.  The fair value of FHLB overnight advances is the amount payable on demand at the reporting date.  Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings, and are immaterial as of the reporting dates.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2014:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other assets	$3,874	$9
Commitments to originate real estate loans for sale	Other assets	4,064	67
Total derivatives			$76

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three months ended March 31, 2014:

(000's omitted)	Location	Gain recognized in the Statement of Income for the Three Months Ending March 31, 2014
Forward sales commitments	Mortgage banking and other services	($18)
Commitments to originate real estate loans for sale	Mortgage banking and other services	23
Total		$5

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes Benefit Plans Administrative Services, Inc. (“BPAS”), Harbridge and Hand Benefit & Trust Company (“HB&T”) provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management provided by Nottingham Advisors, Inc.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Net interest income	$60,063	$23	$22	$0	$60,108
Provision for loan losses	1,000	0	0	0	1,000
Noninterest income	13,444	10,721	4,663	(474)	28,354
Amortization of intangible assets	912	172	57	0	1,141
Other operating expenses	43,711	8,297	3,246	(474)	54,780
Income before income taxes	$27,884	$2,275	$1,382	$0	$31,541
Assets	$7,370,190	$30,719	$14,383	($18,064)	$7,397,228
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended March 31, 2013
Net interest income	$58,374	$31	$20	$0	$58,425
Provision for loan losses	1,393	0	0	0	1,393
Noninterest income	12,641	10,026	3,893	(451)	26,109
Amortization of intangible assets	937	176	66	0	1,179
Other operating expenses	43,231	7,614	2,979	(451)	53,373
Income before income taxes	$25,454	$2,267	$868	$0	$28,589
Assets	$7,196,264	$32,091	$13,044	($20,326)	$7,221,073
Goodwill	$359,207	$7,836	$2,660	$0	$369,703

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2014 and 2013, although in some circumstances the fourth quarter of 2013 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2014, “first quarter” refers to the quarter ended March 31, 2014 and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 41.

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

Acquired loans deemed impaired at acquisition are recorded in accordance with ASC 310-30.  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount, which represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 56-61 of the most recent Form 10-K (fiscal year ended December 31, 2013) filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”).  During the third quarter of 2013, the Company rebranded its First Liberty Bank and Trust operations in Pennsylvania to Community Bank, N.A.  This provided a uniform brand identification to customers across the Bank’s footprint and allowed for greater efficiency in marketing efforts in conjunction with the Bank announcing the acquisition of eight new branch-banking locations in Northeast Pennsylvania from Bank of America, N.A. (“B of A”).

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; net interest margins; noninterest income; operating expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of acquisition activities.

On December 13, 2013, the Company completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from B of A, acquiring approximately $0.9 million in loans and $303 million of deposits.  The assumed deposits consist of $220 million of core deposits (checking, savings and money market accounts) and $83 million of time deposits.  Under the terms of the agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

On January 1, 2014, Harbridge completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies. This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York marketplace and is expected to add incremental revenue of approximately $1.2 million annually.

First quarter net income of $22.2 million increased $1.9 million or 9.5% as compared to the first quarter of 2013, while earnings per share for the quarter of $0.54 were $0.04 or 8.0% higher than the first quarter of the prior year.  The higher net income was due to higher net interest income that resulted from earning asset growth, generated organically and from the B of A branch acquisitions, and a higher net interest margin.  Also contributing to the higher net income was a lower provision for loan losses and growth of noninterest income due to incremental deposit service fees, including those from the B of A branch acquisitions, higher debit card-related revenue, higher employee benefit services revenue and solid revenue growth from the wealth management businesses.  These were partially offset by higher operating expenses due in large part to the additional operating costs from the B of A branch acquisitions, as well as a higher effective income tax rate.

Asset quality in the first quarter of 2014 remained stable and favorable in comparison to averages for peer financial organizations.  First quarter net charge-off ratio and delinquency loan ratios were lower than those experienced in the last eight quarters.  The current quarter provision for loan losses was lower than the first quarter of 2013 primarily as a result of lower net charge-off levels.  The nonperforming loan ratio for the first quarter of 2014 was higher than the fourth quarter of 2013, but was lower than the seven quarters proceeding that period.  The Company generated an increase in year-over-year average loan balances due to strong organic loan growth.  Average deposits in the first quarter of 2014 were higher than the first quarter of 2013 and the fourth quarter of 2013, driven by the B of A branch acquisitions and organic core deposit growth.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $22.2 million was up $1.9 million or 9.5% as compared to the first quarter of 2013.  Earnings per share of $0.54 for the first quarter were $0.04 higher than the EPS generated in the first quarter of 2013.   As reflected in Table 1, first quarter net interest income of $60.1 million, was up $1.7 million or 2.9% from the comparable prior year period.  The improvement resulted from a higher net interest margin, primarily due to the balance sheet restructuring activities completed during 2013, along with a year-over-year increase in interest-earning assets, primarily due to organic loan growth. The provision for loan losses decreased $0.4 million as compared to the first quarter 2013, reflective of lower net charge-off levels and the continuation of generally stable and favorable asset quality metrics.

First quarter noninterest income was $28.4 million, up $2.3 million or 8.6% from the first quarter of 2013, primarily due to the B of A branch acquisitions and organic growth across the franchise.  Contributing to the increase was a $1.4 million increase in revenue generated during the first quarter of 2014 in comparison to the equivalent prior year period from the Company’s employee benefit services and wealth management groups, principally resulting from new customer additions and favorable market conditions.  During the first quarter of 2013, the Company sold $398.7 million of investment securities, realizing $47.8 million of gains and utilized the proceeds to retire $366.6 million of FHLB borrowings with $47.8 million of early extinguishment costs.

Operating expenses of $55.9 million for the first quarter increased $1.4 million or 2.5% from the comparable prior year period, reflective of the additional operating costs associated with the B of A branch acquisitions completed in the fourth quarter of 2013, as well as higher weather-related facility maintenance and utility costs in the first quarter of this year, in comparison to last year.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2014	2013
Net interest income	$60,108	$58,425
Provision for loan losses	1,000	1,393
Noninterest income	28,354	26,101
Gain on sales of investment securities	0	47,791
Loss on debt extinguishments	0	(47,783)
Noninterest expenses	55,921	54,552
Income before taxes	31,541	28,589
Income taxes	9,368	8,348
Net income	$22,173	$20,241

Diluted weighted average common shares outstanding	41,152	40,321
Diluted earnings per share	$0.54	$0.50

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2014 was $63.9 million, a $1.5 million or 2.4% increase from the same period last year, resulting from a $128.3 million decrease in average interest-bearing liabilities and an eight-basis point increase in the net interest margin, and a $16.6 million increase in first quarter interest-earning assets versus the prior year.  As reflected in Table 3, the first quarter rate decrease on interest bearing liabilities, the volume decrease in interest-bearing liabilities combined with the volume increase in interest bearing assets had a $6.6 million favorable impact on net interest income while the rate decrease from interest-bearing assets had a $5.1 million unfavorable impact on net interest income.

Average investments, including cash equivalents, for the first quarter were $222.5 million lower than the comparable period of 2013,  reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the CDO portfolio and certain Treasury securities at the end of 2013.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, using the proceeds to retire $501.6 million of higher rate FHLB borrowings.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.  In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities previously classified as held-to-maturity.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  In the first quarter of 2014, the Company purchased another $225 million of U.S. Treasury securities.

First quarter average loan balances increased $239.1 million as compared to the same period of 2013, due to strong organic loan growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $155.6 million or 3.4% for the quarter, a result of the B of A branch acquisition in the fourth quarter of 2013 and organic growth during the first half of 2013.  Quarterly average borrowings decreased $283.9 million reflective of the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings as well as the extinguishment of $226.4 million of FHLB term advances in December 2013.

The net interest margin of 3.94% for the first quarter increased eight basis points as compared to the first quarter of 2013.  The rates on interest-bearing liabilities decreased 48 basis points, due primarily to the balance sheet restructuring previously discussed, as well as the continued decline in rates paid on interest-bearing deposits.  This was partially offset by a 31-basis point reduction in interest-earning asset yields, reflective of lower yields on loans and investment securities versus last year’s first quarter.  Net interest margin was positively impacted by the balance sheet restructuring activities in 2013.  Proactive management of deposit funding costs continue to have a positive effect on margin results, but have not been able to fully offset declining asset yields.

The decrease in the earning-asset yield was partially attributable to a 23-basis point decrease in investment yield, including cash equivalents, for the first quarter as compared to the prior year period, due to the sale and maturing of higher rate investments being replaced with lower rate investments.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 43-basis point decline in the loan yield as compared to the first quarter of 2013, a result of lower yields on fixed-rate new loan volume due to the decline in interest rates to levels below those prevalent in prior periods and certain existing longer-term adjustable rate loans repricing downward.

The first quarter cost of funds decreased versus the prior year quarter due to a nine-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 286-basis point decrease in the average interest rate paid on external borrowings as a result of the balance sheet restructuring conducted during 2013.  The decreases in the cost of funds were reflective of disciplined deposit pricing, whereby interest rates on all categories of deposit accounts were lowered throughout 2013 in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last several quarters.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 39.1% and 38.79% in 2014 and 2013, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$9,782	$6	0.25%	$83,812	$53	0.26%
Taxable investment securities (1)	1,833,296	12,969	2.87%	1,965,073	15,637	3.23%
Nontaxable investment securities (1)	638,975	8,119	5.15%	655,694	8,861	5.48%
Loans (net of unearned discount)(2)	4,099,827	45,979	4.55%	3,860,722	47,396	4.98%
Total interest-earning assets	6,581,880	67,073	4.13%	6,565,301	71,947	4.44%
Noninterest-earning assets	751,202			803,605
Total assets	$7,333,082			$7,368,906

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,832,905	902	0.10%	$3,580,037	1,093	0.12%
Time deposits	903,841	1,333	0.60%	1,001,093	2,049	0.83%
Borrowings	402,549	896	0.90%	686,483	6,358	3.76%
Total interest-bearing liabilities	5,139,295	3,131	0.25%	5,267,613	9,500	0.73%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,197,922			1,095,256
Other liabilities	89,078			112,291
Shareholders' equity	906,787			893,746
Total liabilities and shareholders' equity	$7,333,082			$7,368,906

Net interest earnings		$63,942			$62,447

Net interest spread			3.88%			3.71%
Net interest margin on interest-earning assets			3.94%			3.86%

Fully tax-equivalent adjustment		$3,834			$4,022

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended March 31, 2014
	versus March 31, 2013
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	($47)	$0	($47)
Taxable investment securities	(1,005)	(1,663)	(2,668)
Nontaxable investment securities	(222)	(520)	(742)
Loans	2,829	(4,246)	(1,417)
Total interest-earning assets (2)	182	(5,056)	(4,874)

Interest paid on:
Interest checking, savings and money market deposits	73	(264)	(191)
Time deposits	(185)	(531)	(716)
Borrowings	(1,925)	(3,537)	(5,462)
Total interest-bearing liabilities (2)	(226)	(6,143)	(6,369)

Net interest earnings (2)	$158	$1,337	$1,495

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by Benefit Plans Administrative Services, Inc. (“BPAS”)); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2014	2013
Deposit service charges and fees	$12,255	$11,595
Employee benefit services	10,435	9,770
Wealth management services	4,474	3,698
Other banking revenues	906	867
Mortgage banking	284	171
Subtotal	28,354	26,101
Gain on sales of investment securities	0	47,791
Loss on debt extinguishments	0	(47,783)
Total noninterest income	$28,354	$26,109

Noninterest income/operating income (FTE basis) (1)	30.7%	29.5%

(1)  For purposes of this ratio noninterest income excludes gains and losses on investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $28.4 million in the first quarter of 2014, an increase of $2.2 million or 8.6% in comparison to the same quarter of 2013.  General recurring banking fees of $13.2 million for the first quarter were up $0.7 million or 5.6% as compared to the prior year period.  This growth was driven by the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue that more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.3 million for the first quarter of 2014 as compared to $0.2 million in the first quarter of 2013.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $3.9 million in the first quarter of 2014.  Residential mortgage loans held for sale at March 31, 2014 totaled $0.8 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.7 million or 6.8% for the three months ended March 31, 2014 as compared to the prior year period.  This business benefitted from new customer additions, favorable market conditions and additional service offerings.  Wealth management services revenue increased $0.8 million or 21% for the first quarter as compared to the first quarter of 2013, driven by solid organic growth in trust and asset advisory services, as well as favorable market conditions.

In the first quarter of 2013, the company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  The Company sold $398.7 million of investments securities, realizing $47.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $366.6 million with $47.8 million of early extinguishment costs.  These actions improved the Company’s regulatory capital position, and positively impacted net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 30.7% for the quarter versus 29.5% for the comparable period of 2013.  The increase is a function of an 8.6 % increase in non-interest income, primarily from the B of A branch acquisitions as well as strong organic growth at the Company’s employee benefit services and wealth management businesses, while net interest income increased at a lesser 2.9% rate due to a lower level of growth in the interest-bearing balance sheet.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2014	2013
Salaries and employee benefits	$30,740	$30,483
Occupancy and equipment	7,691	7,065
Data processing and communications	6,803	6,736
Amortization of intangible assets	1,141	1,179
Legal and professional fees	1,947	1,940
Office supplies and postage	1,551	1,495
Business development and marketing	1,730	1,479
FDIC insurance premiums	1,019	1,055
Acquisition expenses	123	5
Other	3,176	3,115
Total noninterest expenses	$55,921	$54,552

Operating expenses(1)/average assets	3.02%	2.94%
Efficiency ratio(2)	59.2%	60.3%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gains and losses on investment securities and debt extinguishments.

As shown in Table 5, operating expenses were $55.9 million for the first quarter, an increase of $1.4 million or 2.5% from the prior year level, primarily reflective of additional operating cost associated with the eight branches acquired from B of A in December of 2013.  Salaries and employee benefits increased $0.3 million or 0.8% for the first quarter of 2014 as compared to the first quarter of 2013.  Merit-based personnel cost increases were offset by lower retirement plan costs related to the combination of strong plan asset performance and slightly higher pension discount rates.  Additional changes to operating expenses can be attributable to higher occupancy and equipment (up $0.6 million), data processing and communications (up $0.1 million), and business development and marketing (up $0.3 million).  The aforementioned acquisitions had a significant impact on the increases of each of these expense categories, reflecting the additional cost of operating an expanded franchise.  Additionally contributing to the higher occupancy and equipment costs were higher weather-related maintenance and utility costs for the first quarter of 2014 as compared to the first quarter of 2013.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gain/(loss) on investment securities and debt extinguishment costs) was 59.2% for the first quarter, 1.1 percentage points favorable to the comparable quarter of 2013.  This resulted from operating income increasing 4.2% driven by a higher net interest margin and solid growth in noninterest income, while operating expenses (as described above) increased at a lower 2.4% rate.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased eight basis points for the quarter as operating expenses (as defined above) increased 2.4% for the quarter, while average assets decreased 0.5% versus the prior year quarter due to the balance sheet restructuring activities.

Income Taxes

The first quarter 2014 effective income tax rate was 29.7%, as compared to 29.2% effective tax rate for the comparable period of 2013, reflective of a lower level of non-taxable income to total income in the current quarter as compared to the prior year.

Investments

The carrying value of investments (including unrealized gains on available-for-sale securities) was $2.51 billion at the end of the first quarter, an increase of $287.5 million from December 31, 2013 and an increase of $58.1 million from March 31, 2013.  The book value (excluding unrealized gains) of investments increased $246.9 million from December 31, 2013 and $113.3 million from March 31, 2013.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  During the first half of 2013, the Company sold $648.7 million of U.S. Treasury and Agency securities, realizing $63.8 million of gains that supported the retirement of $501.6 million of FHLB borrowings.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.

In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, recognizing a $15.5 million loss.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities, previously classified as held-to-maturity, at a gain of $32.4 million.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification were transferred to the available-for-sale classification prior to December 31, 2013.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.  During the first quarter of 2014, the Company purchased another $225 million of U.S. Treasury securities.

With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions and pooled trust preferred securities.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2014, the portfolio had a $9.6 million net unrealized gain, an increase of $40.6 million from the unrealized loss at December 31, 2013 and a $55.2 million decline from the unrealized gain at March 31, 2013.  These changes in the unrealized gain (loss) are indicative of the recent sales of securities as well as the recent increase in longer-term interest rates.

Table 6: Investment Securities

	March 31, 2014		December 31, 2013		March 31, 2013
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$0	$0	$549,301	$604,730
Obligations of state and political subdivisions	0	0	0	0	62,372	67,327
Government agency mortgage-backed securities	0	0	0	0	17,379	18,299
Corporate debt securities	0	0	0	0	2,919	2,980
Other securities	0	0	0	0	13	13
Total held-to-maturity portfolio	0	0	0	0	631,984	693,349

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1,479,306	1,466,731	1,252,332	1,212,147	737,785	769,746
Obligations of state and political subdivisions	684,713	699,126	665,441	668,982	618,853	646,693
Government agency mortgage-backed securities	248,785	254,850	250,431	254,978	240,909	253,345
Pooled trust preferred securities	0	0	0	0	57,973	47,486
Corporate debt securities	26,899	27,557	26,932	27,587	24,109	25,288
Government agency collateralized mortgage obligations	20,777	21,589	21,779	22,048	28,861	30,636
Marketable equity securities	250	433	250	421	351	440
Total available-for-sale portfolio	2,460,730	2,470,286	2,217,165	2,186,163	1,708,841	1,773,634

Other Securities:
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Federal Home Loan Bank common stock	15,436	15,436	12,053	12,053	21,612	21,612
Other equity securities	4,449	4,449	4,459	4,459	4,840	4,840
Total other securities	35,935	35,935	32,562	32,562	42,502	42,502

Total investments	$2,496,665	$2,506,221	$2,249,727	$2,218,725	$2,383,327	$2,509,485

Loans

As shown in Table 7, loans ended the first quarter at $4.10 billion, up $234.8 million or 6.1% from one year earlier and down $12.7 million or 0.3% from the end of 2013.  The growth during the last twelve months was attributable to strong organic growth in the consumer mortgage and the consumer indirect installment portfolios, partially offset by the continued soft demand in a very competitive business lending market and declining demand for home equity loans.  The slight decline during the first quarter was due to continued soft demand in business lending and seasonal declines in the consumer mortgage, home equity and consumer direct portfolios, partially offset by growth in the consumer indirect portfolio.

Table 7: Loans

(000's omitted)	March 31, 2014		December 31, 2013		March 31, 2013
Consumer mortgage	$1,579,322	38.6%	$1,582,058	38.5%	$1,480,192	38.3%
Business lending	1,246,070	30.4%	1,260,364	30.7%	1,222,835	31.7%
Consumer indirect	755,849	18.4%	740,002	18.0%	639,560	16.6%
Consumer direct	174,357	4.3%	180,139	4.4%	165,649	4.3%
Home equity	340,760	8.3%	346,520	8.4%	353,365	9.1%
Total loans	$4,096,358	100.0%	$4,109,083	100.0%	$3,861,601	100.0%

Consumer mortgages increased $99.1 million or 6.7% from one year ago and decreased $2.7 million or 0.2% from December 31, 2013.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgage volume has slowed during the first quarter of 2014 as the market opportunities for refinancing have declined.  The consumer real estate portfolio does not include exposure to Alt-A or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the first quarter of 2013 and sold $3.8 million in the secondary market during the first quarter of 2014.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $23.2 million from March 31, 2013 and decreased $14.3 million from December 31, 2013, as contractual and other unscheduled principal reductions continued to offset new loan generation in certain periods.  Soft customer demand and highly competitive conditions continue to prevail in the small and middle market segments the Company operates in due primarily to general economic conditions.  Further, the Company proactively managed payout of certain unprofitable acquired loan relationships during the last year.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $125.0 million or 16% on a year-over-year basis and increased $10.1 million or 1.1% as compared to December 31, 2013.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has remained stable in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predict moderate vehicle sales increases over the prior year levels and this will create opportunity for the Company to continue to produce solid indirect loan growth.

Home equity loans decreased $12.6 million or 3.6% from one year ago and decreased $5.8 million or 1.7% from December 31, 2013, in part due to home equity loans being paid off or down as part of the high level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2014 and 2013 and December 31, 2013.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2014	2013	2013
Nonaccrual loans
Consumer mortgage	$14,433	$12,560	$11,331
Business lending	4,737	4,555	11,372
Consumer indirect	13	14	0
Consumer direct	3	4	6
Home equity	2,483	2,340	2,097
Total nonaccrual loans	21,669	19,473	24,806
Accruing loans 90+ days delinquent
Consumer mortgage	1,096	1,338	1,666
Business lending	54	164	123
Consumer indirect	682	755	215
Consumer direct	59	117	59
Home equity	86	181	497
Total accruing loans 90+ days delinquent	1,977	2,555	2,560
Nonperforming loans
Consumer mortgage	15,529	13,898	12,997
Business lending	4,791	4,719	11,495
Consumer indirect	695	769	215
Consumer direct	62	121	65
Home equity	2,569	2,521	2,594
Total nonperforming loans	23,646	22,028	27,366

Other real estate owned (OREO)	4,914	5,060	6,838
Total nonperforming assets	$28,560	$27,088	$34,204

Nonperforming loans / total loans	0.58%	0.54%	0.71%
Nonperforming assets / total loans and other real estate	0.70%	0.66%	0.88%
Delinquent loans (30 days old to nonaccruing) to total loans	1.25%	1.49%	1.55%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.29%	0.14%
Net charge-offs to average legacy loans outstanding (quarterly)	0.12%	0.21%	0.13%
Loan loss provision to net charge-offs (quarterly)	89%	108%	102%
Legacy loan loss provision to net charge-offs (quarterly) (1)	121%	130%	113%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at March 31, 2014 were $28.6 million, a $1.5 million increase versus the level at the end of 2013 and a $5.6 million decrease as compared to one year earlier.  Nonperforming loans increased $1.6 million from year-end 2013 and were down $3.7 million from March 31, 2013. Other real estate owned (“OREO”) at March 31, 2014 of $4.9 million decreased $0.1 million and $1.9 million from December 31, 2013 and March 31, 2013, respectively.  The Company is managing 47 OREO properties at March 31, 2014 as compared to 46 OREO properties at December 31, 2013 and 38 OREO properties at March 31, 2013.  The OREO properties at March 31, 2014 are comprised of 12 commercial real estate properties and 35 residential properties, as compared to 13 commercial properties and 25 residential properties at March 31, 2013.  Nonperforming loans were 0.58% of total loans outstanding at the end of the first quarter, four basis points higher than the level at December 31, 2013 and 13 basis points lower than the level at March 31, 2013.

Approximately 20% of the nonperforming loans at March 31, 2014 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans have continued to decline and are now more consistent with the Company’s longer-term average results.  Approximately 66% of nonperforming loans at March 31, 2014 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process driven by new regulatory requirements.  The remaining 14% of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 187% at the end of the first quarter, as compared to 201% at year-end 2013 and 157% at March 31, 2013.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.25% at the end of the first quarter, 24 basis points below the 1.49% at year-end 2013 and 30 basis points lower than the 1.55% at March 31, 2013.  The delinquency rate for consumer mortgage, consumer indirect, consumer direct and home equity decreased as compared to both December 31, 2013 and March 31, 2013.  The business lending delinquency ratio at the end of the first quarter increased in comparison to December 31, 2013 but was lower than the delinquency ratio at March 31, 2013.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2014	2013
Allowance for loan losses at beginning of period	$44,319	$42,888
Charge-offs:
Consumer mortgage	167	371
Business lending	133	784
Consumer indirect	1,427	891
Consumer direct	492	545
Home equity	129	185
Total charge-offs	2,348	2,776
Recoveries:
Consumer mortgage	41	6
Business lending	171	142
Consumer indirect	796	958
Consumer direct	212	298
Home equity	6	4
Total recoveries	1,226	1,408
Net charge-offs	1,122	1,368
Provision for loans losses	1,000	1,393
Allowance for loan losses at end of period	$44,197	$42,913
Allowance for loan losses / total loans	1.08%	1.11%
Allowance for legacy loan losses / total legacy loans (1)	1.15%	1.21%
Allowance for loan losses / nonperforming loans	187%	157%
Allowance for legacy loan losses / nonperforming loans (1)	222%	190%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.03%	0.10%
Business lending	-0.01%	0.21%
Consumer indirect	0.35%	-0.04%
Consumer direct	0.63%	0.59%
Home equity	0.15%	0.21%
Total loans	0.11%	0.14%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2014 were $1.1 million, $1.8 million and $0.2 million lower than the fourth and first quarters of 2013, respectively.  First quarter net charge-offs for the business lending, consumer mortgage and the home equity portfolios decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer indirect and consumer direct portfolios experienced higher levels of net charge-offs in the first quarter of 2014 as compared to the first quarter of 2013.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2014 was 0.11%, 18 and three basis points lower than the fourth quarter and first quarter of 2013, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $1.0 million in the first quarter, comprised of a $1.3 million provision for legacy loans and a $0.3 million reversal of provision for acquired impaired loans.  The combined provision was $0.4 million below the equivalent prior year period.  The first quarter 2014 loan loss provision for legacy loans was $0.2 million higher than the level of net charge-offs for the quarter, reflective of the growth in certain loan categories and the continuation of generally stable and favorable asset quality metrics.    The allowance for loan losses of $44.2 million as of March 31, 2014 increased $1.3 million from the level one year ago.  The increased proportion of lower-risk consumer mortgage loans in the portfolio have a major influence on the determination of reserve levels, resulting in an allowance for loan loss to total legacy loans ratio of 1.15% at March 31, 2014, six basis points lower than March 31, 2013 and consistent with the level at year-end 2013.

As of March 31, 2014, the purchase discount related to the $328 million of remaining non-impaired loan balances acquired from HSBC, First Niagara and Wilber National Bank approximated $11.8 million or 3.6% of that portfolio, with an additional $0.2 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $5.93 billion in the first quarter were up $258.3 million compared to the first quarter of 2013 and increased $238.2 million versus the fourth quarter of last year.  Excluding the impact of the B of A branch acquisitions, average quarterly deposits at March 31, 2014 decreased $40.1 million or 0.7% from the first quarter of 2013.   The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulting in the quarterly cost of interest-bearing deposits to decline from 0.28% in the first quarter of 2013 to 0.19% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average first quarter non-public fund deposits increased $190.9 million or 3.7% versus the fourth quarter of 2013 and increased $211.0 million or 4.1% compared to the year earlier period.  Excluding the impact of the B of A branch acquisitions, average non-public deposits decreased $86.5 million or 1.7% from the first quarter of 2013.  Average public fund deposits for the first quarter increased $47.3 million, or 8.6%, from the fourth quarter 2013 and $47.2 million or 8.6%, from the first quarter of 2013.  Excluding the impact of the B of A branch acquisitions, average public fund deposits increased $46.4 million or 8.4% from the first quarter of 2013.  Public fund deposits as a percentage of total deposits increased from 9.7% in the first quarter of 2013 to 10.1% in the first quarter 2013.

Table 10: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2014	2013	2013
Noninterest checking deposits	$1,197,922	$1,149,873	$1,095,256
Interest checking deposits	1,309,909	1,238,414	1,182,757
Regular savings deposits	1,022,516	999,274	951,988
Money market deposits	1,500,480	1,426,707	1,445,292
Time deposits	903,841	882,196	1,001,093
Total deposits	$5,934,668	$5,696,464	$5,676,386

Nonpublic fund deposits	$5,336,432	$5,145,532	$5,125,394
Public fund deposits	598,236	550,932	550,992
Total deposits	$5,934,668	$5,696,464	$5,676,386

Borrowings

At the end of the first quarter, external borrowings of $319.2 million were $75.2 million or 31% higher than borrowings at December 31, 2013, and were $144.3 million or 31% lower than the end of the first quarter of 2013.  Short term borrowings from the FHLB were used to fund the purchase of investment securities during the first quarter of 2014.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first quarter of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $366.6 million of the Company’s existing FHLB borrowings with $47.8 million of early extinguishment costs.  During the remainder of 2013, the Company retired an additional $362 million of FHLB borrowing with $39.6 million of early extinguishment costs.  These actions improved the Company’s regulatory capital position and positively impacted net interest income generation.  The 0.90% cost of funds on total borrowings in the first quarter was 286 basis points lower than the year-earlier period due to the balance sheet restructuring.

Shareholders’ Equity

Total shareholders’ equity of $918.1 million at the end of the first quarter increased $42.3 million from the balance at December 31, 2013.  This increase consisted of a $25.5 million increase in other comprehensive income, net income of $22.2 million, $4.8 million from shares issued under the employee stock plan and $1.2 million from employee stock options earned, partially offset by dividends declared of $11.4 million.  The change in other comprehensive income/(loss) was comprised of a $25.6 million increase in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a negative $0.1 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $40.8 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans and the issuance of common stock more than offset a lower market value adjustment on investments and dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.48% at the end of the first quarter, up 19 basis points from year-end 2013 and 70 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2013 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 2.7%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased at a slower 0.7% pace.  The Tier I leverage ratio increased as compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 9.1%, while average assets excluding intangibles and the market value adjustment increased 0.6%, due to strong earnings retention and the balance sheet restructuring that occurred in 2013.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 7.97% increased 29 basis points from December 31, 2013 and 39 basis points versus March 31, 2013.  The increase in the tangible equity ratio from the prior year was mostly attributable to a proportionally larger increase in tangible equity than the increase in tangible asset levels due to income generation and the balance sheet restructuring conducted in 2013.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2014 was 51.2%, down from 53.0% for the first three months of 2013.  Net income increased 9.5% over the prior year period, while dividends declared increased 5.8%.  The Company’s quarterly dividend per share was raised from $0.27 to $0.28 in July 2013 and the number of common shares outstanding increased 1.7% over the last twelve months.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management role.  The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $217 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2014, the Bank had $153 million of cash and cash equivalents of which $13 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.0 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $65 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2014, this ratio was 19.5% for 30-days and 19.4% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2014, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2014 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 71% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 29% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2014 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at March 31, 2014
+200 basis points	($5,728,000)
0 basis points	($660,000)

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

In the 0 basis point model, the Bank shows interest rate risk exposure if the yield curve continues to flatten.  Net interest income declines during the first twelve months largely from additional investment cash flows that are assumed to repay short term advances.  Corresponding deposit rates are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term Treasury rates could potentially fall further in this scenario, and thus, the model tests the impact of this lower Treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is : (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, is between $0 and $5 million. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The plaintiff alleges that the notices provided to her in connection with the repossession of her automobile failed to comply with certain requirements of Pennsylvania’s Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank contests the allegation that the repossession notices were deficient and intends to oppose class certification.  The Bank has also asserted counterclaims for breach of contract and set-off against plaintiff, individually and as representative of the putative class, and has filed a motion to dismiss the action on the basis of mootness.  In response, Plaintiff has moved to dismiss the Bank’s counterclaims on the grounds that the Court lacks subject matter jurisdiction.  The parties’ motions to dismiss are currently pending before the Court.   As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2013 meeting, the Company’s Board of Directors approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2014:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares	Maximum Number of Shares
	Number of	Average	Purchased as Part of	That May Yet be Purchased
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	Under the Plans or Programs
January 1-31, 2014 (1)	13,750	$39.67	0	2,000,000
February 1-28, 2014 (1)	237	33.85	0	2,000,000
March 1-31, 2014 (1)	8,512	36.44	0	2,000,000
Total	22,499	$38.39

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.(3)

(1) Filed herewith.
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

Community Bank System, Inc.

Date: May 12, 2014	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: May 12, 2014	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer