Form 10-Q
period 2014-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2014-08-08
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,693,859 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2014.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and six months ended June 30, 2014 and 2013	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2014	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2014 and 2013	7

	Notes to the Consolidated Financial Statements
	June 30, 2014	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$161,903	$149,647

Available-for-sale investment securities (cost of $2,447,745 and $2,217,165, respectively)	2,493,766	2,186,163

Other securities, at cost	40,653	32,562

Loans held for sale, at fair value	720	728

Loans	4,147,803	4,109,083
Allowance for loan losses	(44,615)	(44,319)
Net loans	4,103,188	4,064,764

Goodwill, net	375,174	374,991
Core deposit intangibles, net	11,666	13,460
Other intangibles, net	2,178	2,048
Intangible assets, net	389,018	390,499

Premises and equipment, net	90,999	93,636
Accrued interest and fees receivable	24,791	25,475
Other assets	156,305	152,390

Total assets	$7,461,343	$7,095,864

Liabilities:
Noninterest-bearing deposits	$1,257,223	$1,203,346
Interest-bearing deposits	4,714,072	4,692,698
Total deposits	5,971,295	5,896,044

Borrowings	319,408	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,109	102,097
Accrued interest and other liabilities	113,516	79,998
Total liabilities	6,506,328	6,220,052

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,464,041 and
41,213,491 shares issued, respectively	41,464	41,213
Additional paid-in capital	403,831	396,528
Retained earnings	504,860	481,732
Accumulated other comprehensive income/(loss)	21,842	(26,546)
Treasury stock, at cost (776,091 and 782,173 shares, respectively)	(16,982)	(17,115)
Total shareholders' equity	955,015	875,812

Total liabilities and shareholders' equity	$7,461,343	$7,095,864

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$46,073	$46,412	$91,766	$93,530
Interest and dividends on taxable investments	12,772	12,566	25,242	27,782
Interest and dividends on nontaxable investments	5,264	5,162	10,340	10,753
Total interest income	64,109	64,140	127,348	132,065

Interest expense:
Interest on deposits	2,068	2,703	4,303	5,845
Interest on borrowings	254	2,375	537	8,105
Interest on subordinated debt held by unconsolidated subsidiary trusts	617	630	1,229	1,258
Total interest expense	2,939	5,708	6,069	15,208

Net interest income	61,170	58,432	121,279	116,857
Provision for loan losses	1,900	1,321	2,900	2,714
Net interest income after provision for loan losses	59,270	57,111	118,379	114,143

Noninterest income:
Deposit service fees	13,172	12,345	25,427	23,940
Other banking services	1,608	1,020	2,798	2,058
Employee benefit services	10,448	9,397	20,883	19,167
Wealth management services	4,438	4,045	8,912	7,743
Gain on sales of investment securities	0	16,008	0	63,799
Loss on debt extinguishments	0	(15,717)	0	(63,500)
Total noninterest income	29,666	27,098	58,020	53,207

Noninterest expenses:
Salaries and employee benefits	30,409	30,286	61,149	60,769
Occupancy and equipment	6,916	6,750	14,608	13,815
Data processing and communications	7,251	6,600	14,054	13,336
Amortization of intangible assets	1,101	1,140	2,242	2,319
Legal and professional fees	1,507	1,526	3,454	3,466
Office supplies and postage	1,647	1,518	3,198	3,013
Business development and marketing	1,930	1,804	3,660	3,283
FDIC insurance premiums	947	945	1,966	2,000
Acquisition expenses	0	0	123	5
Other	3,456	3,807	6,632	6,922
Total noninterest expenses	55,164	54,376	111,086	108,928

Income before income taxes	33,772	29,833	65,313	58,422
Income taxes	10,096	8,711	19,463	17,059
Net income	$23,676	$21,122	$45,850	$41,363

Basic earnings per share	$0.58	$0.53	$1.13	$1.03
Diluted earnings per share	$0.57	$0.52	$1.11	$1.02
Cash dividends declared per share	$0.28	$0.27	$0.56	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	($77)	$1,012	($156)	$2,021
Tax effect	31	(394)	61	(784)
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	(46)	618	(95)	1,237

Amortization of prior service cost included in net periodic pension cost, gross	(44)	(30)	(87)	(61)
Tax effect	17	12	34	24
Amortization of prior service cost included in net periodic pension cost, net	(27)	(18)	(53)	(37)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	(73)	600	(148)	1,200

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gain/(loss) arising during period, gross	36,465	(50,777)	77,023	(69,649)
Tax effect	(13,484)	19,081	(28,487)	26,179
Net unrealized holding gain/(loss) arising during period, net	22,981	(31,696)	48,536	(43,470)

Reclassification adjustment for net gains included in net income, gross	0	(16,008)	0	(63,799)
Tax effect	0	6,176	0	24,019
Reclassification adjustment for net gains included in net income, net	0	(9,832)	0	(39,780)

Other comprehensive gain/(loss) related to unrealized gain/(loss) on available-for-sale securities, net of taxes	22,981	(41,528)	48,536	(83,250)

Other comprehensive income/(loss), net of tax	22,908	(40,928)	48,388	(82,050)
Net income	23,676	21,122	45,850	41,363
Comprehensive income/(loss)	$46,584	($19,806)	$94,238	($40,687)

	As of
	June 30, 2014	December 31, 2013
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($11,582)	($11,339)
Tax effect	4,289	4,194
Net unrealized loss for pension and other postretirement obligations	(7,293)	(7,145)

Unrealized gain/(loss) on available-for-sale securities	46,021	(31,002)
Tax effect	(16,886)	11,601
Net unrealized gain/(loss) on available-for-sale securities	29,135	(19,401)

Accumulated other comprehensive income /(loss)	$21,842	($26,546)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2014
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income/(Loss)	Stock	Total

Balance at December 31, 2013	40,431,318	$41,213	$396,528	$481,732	($26,546)	($17,115)	$875,812

Net income				45,850			45,850

Other comprehensive income, net of tax					48,388		48,388

Cash dividends declared:
Common, $0.56 per share				(22,722)			(22,722)

Common stock issued under
employee stock plan,
including tax benefits of $1,435	256,632	251	5,215			133	5,599

Stock-based compensation			2,088				2,088

Balance at June 30, 2014	40,687,950	$41,464	$403,831	$504,860	$21,842	($16,982)	$955,015

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income	$45,850	$41,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,526	5,947
Amortization of intangible assets	2,242	2,319
Net accretion of premiums and discounts on securities and borrowings	(3,708)	(2,359)
Stock-based compensation	2,088	2,107
Provision for loan losses	2,900	2,714
Amortization of mortgage servicing rights	228	276
Income from bank-owned life insurance policies	(511)	(523)
Gain on sales of investment securities	0	(63,799)
Loss on debt extinguishments	0	63,500
Net (gain)/loss from sale of loans and other assets	(202)	187
Net change in loans held for sale	148	(1,136)
Change in other assets and liabilities	560	5,134
Net cash provided by operating activities	56,121	55,730
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	672,750
Proceeds from maturities of available-for-sale investment securities	67,557	113,335
Proceeds from maturities of held-to-maturity investment securities	0	24,015
Proceeds from maturities of other investment securities	14	0
Proceeds from sale of other investment securities	0	18,240
Purchases of available-for-sale investment securities	(294,417)	(439,448)
Purchases of held-to-maturity investment securities	0	(4,153)
Purchases of other securities	(8,105)	(2)
Net increase in loans	(41,324)	(72,551)
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(924)	0
Purchases of premises and equipment, net	(3,827)	(7,355)
Net cash (used in)/provided by investing activities	(281,026)	304,831
Financing activities:
Net increase in deposits	75,251	42,091
Net change in borrowings, net of payments of $5 and $565,142	177,495	(469,242)
Issuance of common stock	5,599	7,366
Cash dividends paid	(22,619)	(21,427)
Tax benefits from share-based payment arrangements	1,435	666
Net cash provided by/(used in) financing activities	237,161	(440,546)
Change in cash and cash equivalents	12,256	(79,985)
Cash and cash equivalents at beginning of period	149,647	228,558
Cash and cash equivalents at end of period	$161,903	$148,573

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,178	$18,358
Cash paid for income taxes	11,464	11,768
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	11,434	10,805
Transfers from loans to other real estate	1,550	3,439

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2014 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed during 2013 and the first six months of 2014.

(000’s omitted)	2014	2013
Consideration paid/(received):
Cash/Total net consideration paid/(received)	$924	($291,980)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Loans	0	1,106
Premises and equipment	0	2,549
Accrued interest receivable	0	5
Other assets and liabilities, net	163	(18)
Other intangibles	578	9
Core deposit intangibles	0	2,537
Deposits	0	(303,456)
Total identifiable assets/( liabilities), net	741	(297,268)
Goodwill	$183	$5,288

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million in the six months ended June 30, 2014 and have been separately stated in the Consolidated Statements of Income.  There were no merger and acquisition integration-related expenses for the three months ended June 30, 2014.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  During December 2013, the Company reclassified its held-to-maturity portfolio to available-for-sale and the Company will not be able to use the held-to-maturity classification for the foreseeable future.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2014.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  This new guidance clarifies when an “in substance” repossession or foreclosure occurs, and requires all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable to reclassify the collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2016.  The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,474,230	$20,605	$7,835	$1,487,000	$1,252,332	$1,119	$41,304	$1,212,147
Obligations of state and political subdivisions	684,302	25,012	2,056	707,258	665,441	15,919	12,378	668,982
Government agency mortgage-backed securities	242,443	10,476	1,779	251,140	250,431	8,660	4,113	254,978
Corporate debt securities	26,867	699	88	27,478	26,932	873	218	27,587
Government agency collateralized mortgage obligations	19,653	820	0	20,473	21,779	362	93	22,048
Marketable equity securities	250	167	0	417	250	171	0	421
Total available-for-sale portfolio	$2,447,745	$57,779	$11,758	$2,493,766	$2,217,165	$27,104	$58,106	$2,186,163

Other Securities:
Federal Home Loan Bank common stock	$20,157			$20,157	$12,053			$12,053
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,446			4,446	4,459			4,459
Total other securities	$40,653			$40,653	$32,562			$32,562

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater than, twelve months is as follows:

As of June 30, 2014

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	1	$23,680	$20	14	$314,400	$7,815	15	$338,080	$7,835
Obligations of state and political subdivisions	30	20,417	55	118	72,814	2,001	148	93,231	2,056
Government agency mortgage-backed securities	3	7,675	204	28	42,319	1,575	31	49,994	1,779
Corporate debt securities	0	0	0	1	2,770	88	1	2,770	88
Government agency collateralized mortgage obligations	0	0	0	1	6	0	1	6	0
Total available-for-sale/investment portfolio	34	$51,772	$279	162	$432,309	$11,479	196	$484,081	$11,758

As of December 31, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	43	$1,181,214	$41,304	0	$0	$0	43	$1,181,214	$41,304
Obligations of state and political subdivisions	302	195,526	11,774	9	4,974	604	311	200,500	12,378
Government agency mortgage-backed securities	43	68,917	3,262	6	8,713	851	49	77,630	4,113
Corporate debt securities	1	3,026	31	1	2,703	187	2	5,729	218
Government agency collateralized mortgage obligations	1	2,601	93	1	7	0	2	2,608	93
Total available-for-sale/investment portfolio	390	$1,451,284	$56,464	17	$16,397	$1,642	407	$1,467,681	$58,106

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2014 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$51,055	$51,919
Due after one through five years	233,311	240,810
Due after five years through ten years	1,607,975	1,626,370
Due after ten years	293,058	302,637
Subtotal	2,185,399	2,221,736
Government agency mortgage-backed securities	242,443	251,140
Government agency collateralized mortgage obligations	19,653	20,473
Total	$2,447,495	$2,493,349

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	June 30,	December 31,
(000's omitted)	2014	2013
Consumer mortgage	$1,580,584	$1,582,058
Business lending	1,247,129	1,260,364
Consumer indirect	797,297	740,002
Consumer direct	183,448	180,139
Home equity	339,345	346,520
Gross loans, including deferred origination costs	4,147,803	4,109,083
Allowance for loan losses	(44,615)	(44,319)
Loans, net of allowance for loan losses	$4,103,188	$4,064,764

The outstanding balance related to credit impaired acquired loans was $13.4 million and $15.5 million at June 30, 2014 and December 31, 2013, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2013	$997
Accretion recognized, year-to-date	(384)
Net reclassification to accretable from nonaccretable	120
Balance at June 30, 2014	$733

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$11,065	$930	$12,381	$24,376	$1,481,382	$1,505,758
Business lending	3,104	579	3,788	7,471	1,083,583	1,091,054
Consumer indirect	8,658	153	12	8,823	786,344	795,167
Consumer direct	1,112	29	3	1,144	175,433	176,577
Home equity	1,852	122	1,963	3,937	269,751	273,688
Total	$25,791	$1,813	$18,147	$45,751	$3,796,493	$3,842,244

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,120	$36	$1,941	$3,097	$0	$71,729	$74,826
Business lending	32	0	1,419	1,451	5,599	149,025	156,075
Consumer indirect	52	1	0	53	0	2,077	2,130
Consumer direct	135	0	0	135	0	6,736	6,871
Home equity	516	80	484	1,080	0	64,577	65,657
Total	$1,855	$117	$3,844	$5,816	$5,599	$294,144	$305,559
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2014			December 31, 2013
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$910,318	$104,479	$1,014,797	$908,885	$116,271	$1,025,156
Special mention	102,219	20,228	122,447	93,600	24,264	117,864
Classified	78,517	25,769	104,286	83,379	26,714	110,093
Doubtful	0	0	0	161	0	161
Acquired impaired	0	5,599	5,599	0	7,090	7,090
Total	$1,091,054	$156,075	$1,247,129	$1,086,025	$174,339	$1,260,364

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 - 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,492,447	$795,002	$176,545	$271,603	$2,735,597
Nonperforming	13,311	165	32	2,085	15,593
Total	$1,505,758	$795,167	$176,577	$273,688	$2,751,190

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$72,849	$2,129	$6,871	$65,093	$146,942
Nonperforming	1,977	1	0	564	2,542
Total	$74,826	$2,130	$6,871	$65,657	$149,484

The following table details the balances in all other loan categories at December 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,489,909	$735,525	$171,310	$273,870	$2,670,614
Nonperforming	12,350	752	94	2,040	15,236
Total	$1,502,259	$736,277	$171,404	$275,910	$2,685,850

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$78,251	$3,708	$8,708	$70,129	$160,796
Nonperforming	1,548	17	27	481	2,073
Total	$79,799	$3,725	$8,735	$70,610	$162,869

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of June 30, 2014 and December 31, 2013 follows:

	June 30,	December 31,
(000’s omitted)	2014	2013
Loans with allowance allocation	$945	$945
Loans without allowance allocation	420	600
Carrying balance	1,365	1,545
Contractual balance	1,796	1,852
Specifically allocated allowance	50	50

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans are considered to be impaired.  As a result, the determination of the amount of allowance for loan losses related to impaired loans for each portfolio segment within TDRs is the same as detailed previously.

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”) in 2012 addressing the accounting for certain loans that have been discharged in Chapter 7 bankruptcy, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2014 and 2013 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  At June 30, 2014, there were no impaired loans that were considered a TDR.

Information regarding TDRs as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014						December 31, 2013
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	45	$2,198	38	$1,812	83	$4,010	31	$1,682	48	$2,171	79	$3,853
Business lending	8	638	2	95	10	733	4	162	1	47	5	209
Consumer indirect	0	0	76	614	76	614	0	0	98	692	98	692
Consumer direct	0	0	40	98	40	98	0	0	46	116	46	116
Home equity	13	286	17	358	30	644	12	202	20	363	32	565
Total	66	$3,122	173	$2,977	239	$6,099	47	$2,046	213	$3,389	260	$5,435

The following table presents information related to loans modified in a TDR during the three and six months ended June 30, 2014.  Of the loans noted in the table below, all but two loans for the three and six months ended June 30, 2014 were modified due to a Chapter 7 bankruptcy as described previously.  The two exceptions were business loans restructured via granting a waiver of payments for a period of time.  The financial effects of these restructurings were immaterial.

	Three Month Ended June 30, 2014		Six Month Ended June 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	8	$420	19	$941
Business lending	4	391	8	580
Consumer indirect	9	96	18	201
Consumer direct	1	2	3	11
Home equity	4	126	5	155
Total	26	$1,035	53	$1,888

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$9,281	$17,046	$10,586	$3,087	$1,818	$2,178	$201	$44,197
Charge-offs	(364)	(385)	(1,435)	(420)	(246)	0	(7)	(2,857)
Recoveries	12	100	1,005	226	32	0	0	1,375
Provision	446	(208)	1,198	405	256	(166)	(31)	1,900
Ending balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615

	Three Months Ended June 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,292	$17,557	$9,448	$3,084	$1,683	$2,927	$922	$42,913
Charge-offs	(229)	(280)	(997)	(407)	(135)	0	0	(2,048)
Recoveries	7	102	913	257	8	0	0	1,287
Provision	303	904	5	120	118	(182)	53	1,321
Ending balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473

	Six Months Ended June 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(531)	(505)	(2,862)	(912)	(375)	0	(20)	(5,205)
Recoveries	53	271	1,801	438	38	0	0	2,601
Provision	859	(720)	2,167	591	367	(17)	(347)	2,900
Ending balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615

	Six Months Ended June 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(600)	(1,064)	(1,888)	(952)	(320)	0	0	(4,824)
Recoveries	13	244	1,871	555	12	0	0	2,695
Provision	890	1,090	(220)	148	531	79	196	2,714
Ending balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($28,660)	$11,666	$40,326	($26,866)	$13,460
Other intangibles	10,019	(7,841)	2,178	9,441	(7,393)	2,048
Total amortizing intangibles	$50,345	($36,501)	$13,844	$49,767	($34,259)	$15,508

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Jul - Dec 2014	$2,045
2015	3,408
2016	2,612
2017	1,908
2018	1,424
Thereafter	2,447
Total	$13,844

Shown below are the components of the Company’s goodwill at December 31, 2013 and June 30, 2014:

(000’s omitted)	December 31, 2013	Activity	June 30, 2014
Goodwill	$379,815	$183	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$374,991	$183	$375,174

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.80%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.88%)	12/15/2036	Par

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

The net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$882	$985	$1,765	$1,970	$0	$0	$0	$0
Interest cost	1,318	1,028	2,635	2,057	24	22	51	44
Expected return on plan assets	(2,980)	(2,451)	(5,961)	(4,902)	0	0	0	0
Amortization of unrecognized net loss	(77)	1,008	(153)	2,015	(3)	3	(3)	6
Amortization of prior service cost	1	14	2	29	(45)	(45)	(90)	(90)
Net periodic benefit cost	($856)	$584	($1,712)	$1,169	($24)	($20)	($42)	($40)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2014, and approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2014, compared to approximately 0.7 million weighted-average anti-dilutive stock options outstanding for the three and six months ended June 30, 2013 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2014	2013	2014	2013
Net income	$23,676	$21,122	$45,850	$41,363
Income attributable to unvested stock-based compensation awards	(123)	(114)	(221)	(189)
Income available to common shareholders	$23,553	$21,008	$45,629	$41,174

Weighted-average common shares outstanding – basic	40,574	39,914	40,517	39,809
Basic earnings per share	$0.58	$0.53	$1.13	$1.03

Net income	$23,676	$21,122	$45,850	$41,363
Income attributable to unvested stock-based compensation awards	(123)	(114)	(221)	(189)
Income available to common shareholders	$23,553	$21,008	$45,629	$41,174

Weighted-average common shares outstanding – basic	40,574	39,914	40,517	39,809
Assumed exercise of stock options	484	427	497	445
Weighted-average common shares outstanding – diluted	41,058	40,341	41,014	40,254
Diluted earnings per share	$0.57	$0.52	$1.11	$1.02

Stock Repurchase Program
At its December 2013 meeting, the Company’s Board of Directors (the “Board”) approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no open market treasury stock purchases in 2013 or the first six months of 2014.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2014	December 31, 2013
Commitments to extend credit	$706,390	$704,904
Standby letters of credit	24,253	24,449
Total	$730,643	$729,353

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimatable or considered probable , beyond the existing recorded liability, is between $0 and $5 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The complaint, as amended, alleges that the notices provided by the Bank in connection with the repossession of plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank was named in a separate action filed on May 29, 2014 containing similar allegations in which the plaintiff also seeks to pursue the action as a class action. The related complaint is also pending in the United States District Court for the Middle District of Pennsylvania. The Bank contests the allegations in the actions that the repossession notices were deficient and intends to assert various legal defenses and oppose class certification in both cases.  In response, the Bank has also asserted counterclaims for breach of contract and set-off against plaintiffs, individually and as representatives of the putative class, in both actions and has filed a motion to dismiss the initial action. Plaintiffs have further filed various motions which are pending before the Court. As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

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

	June 30, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,465,293	$21,707	$0	$1,487,000
Obligations of state and political subdivisions	0	707,258	0	707,258
Government agency mortgage-backed securities	0	251,140	0	251,140
Corporate debt securities	0	27,478	0	27,478
Government agency collateralized mortgage obligations	0	20,473	0	20,473
Marketable equity securities	417	0	0	417
Total available-for-sale investment securities	1,465,710	1,028,056	0	2,493,766
Mortgage loans held for sale	0	720	0	720
Commitments to originate real estate loans for sale	0	0	142	142
Forward sales commitments	0	(11)	0	(11)
Total	$1,465,710	$1,028,765	$142	$2,494,617

	December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,182,261	$29,886	$0	$1,212,147
Obligations of state and political subdivisions	0	668,982	0	668,982
Government agency mortgage-backed securities	0	254,978	0	254,978
Corporate debt securities	0	27,587	0	27,587
Government agency collateralized mortgage obligations	0	22,048	0	22,048
Marketable equity securities	421	0	0	421
Total available-for-sale investment securities	1,182,682	1,003,481	0	2,186,163
Mortgage loans held for sale	0	728	0	728
Commitments to originate real estate loans for sale	0	0	44	44
Forward sales commitments	0	27	0	27
Total	$1,182,682	$1,004,236	$44	$2,186,962

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2014 is approximately $0.7 million.  The unrealized gain on mortgage loans held for sale of approximately $0.02 million was recognized in mortgage banking and other income in the consolidated statement.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2014	2013
	Commitments		Commitments
	to Originate	Pooled Trust	to Originate
	Real Estate	Preferred	Real Estate
(000's omitted)	Loans for Sale	Securities	Loans for Sale	Total
Beginning balance	$67	$47,486	$0	$47,486
Total (losses)/gains included in earnings (1)(3)	(67)	47	0	47
Total gains included in other comprehensive income(2)	0	981	0	981
Principal reductions	0	(1,224)	0	(1,224)
Commitments to originate real estate loans held for sale, net	142	0	(19)	(19)
Ending balance	$142	$47,290	($19)	$47,271

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount, which are reported in interest and dividends on taxable investments
(2) Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of net unrealized gains/(losses) on available-for sale securities in the Statement of Comprehensive Income.

(3) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

	Six Months Ended June 30,
	2014	2013
	Commitments		Commitments
	to Originate	Pooled Trust	to Originate
	Real Estate	Preferred	Real Estate
(000's omitted)	Loans for Sale	Securities	Loans for Sale	Total
Beginning balance	$44	$49,600	$0	$49,600
Total (losses)/gains included in earnings (1)(3)	(111)	150	0	150
Total gains included in other comprehensive income(2)	0	2,873	0	2,873
Principal reductions	0	(5,333)	0	(5,333)
Commitments to originate real estate loans held for sale, net	209	0	(19)	(19)
Ending balance	$142	$47,290	($19)	$47,271

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

Assets and liabilities measured on a non-recurring basis:

	June 30, 2014				December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$420	$420	$0	$600	$0	$600
Other real estate owned	0	0	4,281	4,281	0	0	5,060	5,060
Total	$0	$0	$4,701	$4,701	$0	$600	$5,060	$5,660

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 10% to 69% at June 30, 2014 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at June 30, 2014 as the fair value of mortgage servicing rights of approximately $1.4 million exceeded the carrying value of approximately $1.1 million.

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

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis are as follows:

(000's omitted)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$420	Fair Value of Collateral	Estimated cost of disposal/market adjustment	12.0%-50.0% (42.7%)

Other real estate owned	4,281	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0%-69.2% (28.5%)

Commitments to originate real estate loans for sale	142	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,103,188	$4,144,790	$4,064,764	$4,044,449
Financial liabilities:
Deposits	5,971,295	5,971,668	5,896,044	5,898,138
Borrowings	319,408	319,408	141,913	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,109	96,029	102,097	109,284

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2014:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$4,673	($11)
Commitments to originate real estate loans for sale	Other assets	5,921	142
Total derivatives			$131

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2014:

		Gain/(Loss) Recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2014	Six Months Ending June 30, 2014
Forward sales commitments	Mortgage banking and other services	($20)	($38)
Commitments to originate real estate loans for sale	Mortgage banking and other services	75	98
Total, net		$55	$60

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes Benefit Plans Administrative Services, Inc. (“BPAS”) and subsidiaries with nine offices throughout the U.S. and Puerto Rico, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management provided by Nottingham Advisors, Inc.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Net interest income	$61,124	$23	$23	$0	$61,170
Provision for loan losses	1,900	0	0	0	1,900
Noninterest income	14,778	10,677	4,629	(418)	29,666
Amortization of intangible assets	882	171	48	0	1,101
Other operating expenses	43,132	8,198	3,151	(418)	54,063
Income before income taxes	$29,988	$2,331	$1,453	$0	$33,772
Assets	$7,435,282	$27,818	$13,882	($15,639)	$7,461,343
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended June 30, 2013
Net interest income	$58,380	$31	$21	$0	$58,432
Provision for loan losses	1,321	0	0	0	1,321
Noninterest income	13,655	9,618	4,241	(416)	27,098
Amortization of intangible assets	908	175	57	0	1,140
Other operating expenses	42,946	7,610	3,096	(416)	53,236
Income before income taxes	$26,860	$1,864	$1,109	$0	$29,833
Assets	$6,995,501	$25,662	$12,202	($12,649)	$7,020,716
Goodwill	$359,207	$7,836	$2,660	$0	$369,703

Six Months Ended June 30, 2014
Net interest income	$121,188	$46	$45	$0	$121,279
Provision for loan losses	2,900	0	0	0	2,900
Noninterest income	28,223	21,386	9,291	(880)	58,020
Amortization of intangible assets	1,795	342	105	0	2,242
Other operating expenses	86,844	16,482	6,398	(880)	108,844
Income before income taxes	$57,872	$4,608	$2,833	$0	$65,313

Six Months Ended June 30, 2013
Net interest income	$116,753	$64	$40	$0	$116,857
Provision for loan losses	2,714	0	0	0	2,714
Noninterest income	26,295	19,630	8,134	(852)	53,207
Amortization of intangible assets	1,846	349	124	0	2,319
Other operating expenses	86,177	15,208	6,076	(852)	106,609
Income before income taxes	$52,311	$4,137	$1,974	$0	$58,422

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2014 and 2013, although in some circumstances the first quarter of 2014 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 26.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2014, “second quarter” refers to the quarter ended June 30, 2014 and earnings per share (“EPS”) figures refer to diluted EPS.

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

On January 1, 2014, Harbridge completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies.  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York marketplace.

Second quarter and June year-to-date net income of $23.7 million and $45.9 million, respectively, increased $2.6 million or 12.1% and $4.5 million or 10.8% compared to the respective prior year periods.  Earnings per share was $0.57 and $1.11 for the three and six months ended June 30, 2014, $0.05 and $0.09 higher than the comparable 2013 periods.  The higher net income was due to higher net interest income that resulted from earning asset growth, generated organically and from the B of A branch acquisition, and a slightly higher net interest margin for the six month period.  Also contributing to the higher net income were higher noninterest income due to incremental deposit service fees, including those from the B of A branch acquisition, higher debit card-related revenue, higher employee benefit services revenue and solid revenue growth from the wealth management group.  These were partially offset by higher operating expenses due in large part to the additional operating costs from the B of A branch acquisition, a higher provision for loan losses and a higher effective income tax rate.

Asset quality in the second quarter of 2014 remained stable and favorable in comparison to averages for peer financial organizations.  Second quarter nonperforming and delinquency loan ratios were lower than or consistent with those experienced in the first quarter of 2014 and the second quarter of 2013.  The loan net charge-off ratio was higher than the prior year but remains favorable as compared to the prior eight quarter average.  The current quarter provision for loan losses was higher than the second quarter of 2013 primarily as a result of loan growth.  The Company generated an increase in year-over-year average loan balances due to strong organic loan growth.  Average deposits in the second quarter of 2014 were higher than the second quarter of 2013 and the fourth quarter of 2013, driven by the B of A branch acquisition and organic core deposit growth.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $23.7 million and $45.9 million, respectively, was up $2.6 million or 12.1% as compared to the second quarter of 2013 and was up $4.5 million or 10.8% as compared to the first six months of 2013.  Earnings per share of $0.57 for the second quarter were $0.05 higher than the EPS generated in the second quarter of 2013, and earnings per share for the first six months of 2014 increased $0.09 from the amount earned in the first six months of 2013.

As reflected in Table 1, second quarter net interest income of $61.2 million was up $2.7 million or 4.7% from the comparable prior year period and net interest income for the first six months of 2014 increased $4.4 million or 3.8% over the first half of 2013.  The improvement resulted from a year-over-year increase in interest-earning assets, primarily due to organic loan growth and a higher net interest margin for the six month period, aided by the balance sheet restructuring activities completed during 2013.  The provision for loan losses increased $0.6 million and $0.2 million, as compared to the second quarter and first six months of 2013, respectively, reflective of loan growth, a modest increase in net charge-offs and the continuation of generally stable and favorable asset quality metrics.

Second quarter and year-to-date noninterest income was $29.7 million and $58.0 million, respectively, up $2.9 million or 10.7% from the second quarter of 2013 and up $5.1 million or 9.7% from the first six months of 2013, primarily due to the B of A branch acquisition and organic growth across the franchise.  Contributing to the increase was a $2.9 million increase in revenue generated during the first six months of 2014 in comparison to the equivalent prior year period from the Company’s employee benefit services and wealth management groups, principally resulting from new customer generation and favorable market conditions.  During the first six months of 2013, the Company sold $648.7 million of investment securities, realizing $63.8 million of gains and utilized the proceeds to retire $501.6 million of FHLB borrowings with $63.5 million of early extinguishment costs.

Operating expenses of $55.2 million and $111.1 for the second quarter and June YTD periods increased $0.8 million or 1.4% and $2.2 million or 2.0% from the comparable prior year periods, respectively, reflective of the additional operating costs associated with operating a larger enterprise.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2014	2013	2014	2013
Net interest income	$61,170	$58,432	$121,279	$116,857
Provision for loan losses	1,900	1,321	2,900	2,714
Noninterest income	29,666	26,807	58,020	52,908
Gain on sales of investment securities	0	16,008	0	63,799
Loss on debt extinguishments	0	(15,717)	0	(63,500)
Noninterest expenses	55,164	54,376	111,086	108,928
Income before income taxes	33,772	29,833	65,313	58,422
Income taxes	10,096	8,711	19,463	17,059
Net income	$23,676	$21,122	$45,850	$41,363

Diluted weighted average common shares outstanding	41,269	40,558	41,211	40,437
Diluted earnings per share	$0.57	$0.52	$1.11	$1.02

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2014 was $65.1 million, a $3.1 million or 4.9% increase from the same period last year, resulting from a $374.5 million increase in average interest-bearing assets, partially offset by a $200.0 million increase in average interest-bearing liabilities and a four-basis point decrease in the net interest margin as compared to the prior year.  As reflected in Table 3, the second quarter rate decrease on interest bearing liabilities, combined with the volume increase in interest bearing assets had a $6.9 million favorable impact on net interest income while the rate decrease on interest-bearing assets and the volume increase in interest-bearing liabilities had a $3.9 million unfavorable impact on net interest income.  June YTD net interest income, as reflected in table 2b, of $129.1 million increased $4.6 million or 3.7% from the year-earlier period.  A $196.6 million increase in interest-earning assets and two-basis point increase in the net interest margin had a greater impact than the $36.7 million increase in average interest-bearing liabilities.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities had $13.4 million favorable impact that was partially offset by an $8.9 million unfavorable impact from the decrease in the yield on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the second quarter and YTD periods were $152.3 million higher and $34.1 million lower than the comparable periods of 2013, reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s CDO portfolio and certain Treasury securities at the end of 2013 and the purchase of Treasury securities at various times throughout the last 12 months.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, using the proceeds to retire $501.6 million of higher rate FHLB borrowings.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.  In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities previously classified as held-to-maturity.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  In the first quarter of 2014, the Company purchased another $225 million of U.S. Treasury securities.

Second quarter and June YTD average loan balances increased $222.2 million and $230.6 million, respectively, as compared to the same periods of 2013, due to strong organic loan growth, principally in the consumer mortgage and indirect portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $173.4 million or 3.8% for the quarter and $164.6 million or 3.6% for the quarter and YTD periods, respectively, as a result of the B of A branch acquisition in the fourth quarter of 2013 and organic growth during the first half of 2014.  Quarterly average borrowings increased $26.5 million, while YTD average borrowings decreased $127.8 million, reflective of earning-asset growth in 2014 and the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings as well as the extinguishment of $226.4 million of FHLB term advances in December 2013.

The net interest margin of 3.94% for the second quarter decreased four basis points as compared to the second quarter of 2013.  The rates on interest-bearing liabilities decreased 23 basis points, due primarily to the balance sheet restructuring previously discussed, as well as the continued decline in rates paid on interest-bearing deposits.  This was partially offset by a 23-basis point reduction in interest-earning asset yields, reflective of lower yields on loans and investment securities versus last year’s second quarter.  The net interest margin of 3.94% for the first six months of 2014 increased two basis points from the comparable period of 2013.  The yield on interest-earning assets declined 27 basis points, and the rates on interest-bearing liabilities declined 36 basis points for the first six months of 2014 as compared to the first six months of 2013.  Net interest margin was positively impacted by the balance sheet restructuring activities in 2013.  Proactive management of deposit funding costs continue to have a positive effect on margin results, but have not been able to fully offset declining asset yields.

The decrease in the earning-asset yield was partially attributable to a 13-basis point and a 19-basis point decrease in investment yield, including cash equivalents, for the second quarter and YTD periods, respectively, as compared to the prior year periods, due to the sale and maturing of higher rate investments being replaced with lower rate investments.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 28-basis point and a 36-basis point decline in the loan yield as compared to the second quarter and YTD periods of 2013, respectively, a result of yields on fixed-rate new loan volume being below rates on the overall portfolio due to the decline in interest rates to levels below those prevalent in prior periods and certain existing longer-term adjustable rate loans repricing downward.

The second quarter cost of funds decreased versus the prior year quarter due to a seven-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 245-basis point decrease in the average interest rate paid on external borrowings as a result of the balance sheet restructuring completed during 2013.  The cost of funds for the first six months of 2014 decreased versus the prior year period due to an eight-basis point decrease in interest-bearing deposit rates and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 272-point point decrease in the average interest rate paid on external borrowings.  The decrease in the deposit cost of funds was reflective of disciplined deposit pricing, whereby interest rates on all categories of deposit accounts are lower in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last several quarters.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 39.1% and 38.8% in 2014 and 2013, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees, deferred loan costs and accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$9,535	$6	0.23%	$148,188	$96	0.26%
Taxable investment securities (1)	1,839,488	13,276	2.89%	1,565,756	12,892	3.30%
Nontaxable investment securities (1)	659,662	8,433	5.13%	642,424	8,183	5.11%
Loans (net of unearned discount)(2)	4,121,976	46,366	4.51%	3,899,744	46,613	4.79%
Total interest-earning assets	6,630,661	68,081	4.12%	6,256,112	67,784	4.35%
Noninterest-earning assets	776,490			747,711
Total assets	$7,407,151			$7,003,823

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,892,323	894	0.09%	$3,622,221	899	0.10%
Time deposits	862,313	1,174	0.55%	958,985	1,804	0.75%
Borrowings	385,150	871	0.91%	358,627	3,005	3.36%
Total interest-bearing liabilities	5,139,786	2,939	0.23%	4,939,833	5,708	0.46%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,224,515			1,095,774
Other liabilities	105,318			95,108
Shareholders' equity	937,532			873,108
Total liabilities and shareholders' equity	$7,407,151			$7,003,823

Net interest earnings		$65,142			$62,076

Net interest spread		3.89%				3.89%
Net interest margin on interest-earning assets		3.94%				3.98%

Fully tax-equivalent adjustment	$3,972				$3,644

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$9,658	$12	0.24%	$116,178	$148	0.26%
Taxable investment securities (1)	1,836,409	26,245	2.88%	1,764,311	28,530	3.26%
Nontaxable investment securities (1)	649,376	16,552	5.14%	649,022	17,044	5.30%
Loans (net of unearned discount)(2)	4,110,963	92,346	4.53%	3,880,341	94,009	4.89%
Total interest-earning assets	6,606,406	135,155	4.13%	6,409,852	139,731	4.40%
Noninterest-earning assets	763,915			775,504
Total assets	$7,370,321			$7,185,356

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,862,778	1,796	0.09%	$3,601,246	1,992	0.11%
Time deposits	882,962	2,507	0.57%	979,922	3,853	0.79%
Borrowings	393,801	1,766	0.90%	521,649	9,363	3.62%
Total interest-bearing liabilities	5,139,541	6,069	0.24%	5,102,817	15,208	0.60%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,211,292			1,095,517
Other liabilities	97,243			103,652
Shareholders' equity	922,245			883,370
Total liabilities and shareholders' equity	$7,370,321			$7,185,356

Net interest earnings		$129,086			$124,523

Net interest spread			3.89%			3.80%
Net interest margin on interest-earning assets			3.94%			3.92%

Fully tax-equivalent adjustment		$7,807			$7,666

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended June 30, 2014			Six months ended June 30, 2014
	versus June 30, 2013			versus June 30, 2013
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($81)	($9)	($90)	($128)	($8)	($136)
Taxable investment securities	2,090	(1,706)	384	1,130	(3,415)	(2,285)
Nontaxable investment securities	222	28	250	9	(501)	(492)
Loans	2,579	(2,826)	(247)	5,404	(7,067)	(1,663)
Total interest-earning assets (2)	3,945	(3,648)	297	4,197	(8,773)	(4,576)

Interest paid on:
Interest checking, savings and money market deposits	65	(70)	(5)	138	(334)	(196)
Time deposits	(168)	(462)	(630)	(353)	(993)	(1,346)
Borrowings	207	(2,341)	(2,134)	(1,871)	(5,726)	(7,597)
Total interest-bearing liabilities (2)	222	(2,991)	(2,769)	108	(9,247)	(9,139)

Net interest earnings (2)	3,685	(619)	3,066	3,837	726	4,563

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by Benefit Plans Administrative Services, Inc. (“BPAS”) and its subsidiaries); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2014	2013	2014	2013
Deposit service fees	$13,172	$12,345	$25,427	$23,940
Employee benefit services	10,448	9,397	20,883	19,167
Wealth management services	4,438	4,045	8,912	7,743
Other banking services	1,263	679	2,169	1,546
Mortgage banking	345	341	629	512
Subtotal	29,666	26,807	58,020	52,908
Gain on sales of investment securities	0	16,008	0	63,799
Loss on debt extinguishments	0	(15,717)	0	(63,500)
Total noninterest income	$29,666	$27,098	$58,020	$53,207

Noninterest income/operating income (FTE basis) (1)	31.3%	30.2%	31.0%	29.8%

(1) For purposes of this ratio noninterest income excludes gains and losses on investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on sales of investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $29.7 million in the second quarter of 2014 and $58.0 million for the first half of 2014.  This represents an increase of $2.6 million or 9.5% for the quarter and $4.8 million or 9.0% for the YTD period in comparison to 2013.  General recurring banking revenue of $14.4 million for the second quarter and $27.6 million for the first six months of 2014 were up $1.4 million or 10.8% and $2.1 million or 8.3%, respectively, as compared to the prior year periods.  This growth was driven by the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue that more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.3 million for the second quarter of 2014 and $0.6 million for the first six months of 2014, consistent with the second quarter of 2013 and up $0.1 million as compared to the first six months of 2013.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $5.1 million in the second quarter of 2014 and $8.9 million for the first six months of 2014.  Residential mortgage loans held for sale at June 30, 2014 totaled $0.7 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $1.1 million or 11.2% and $1.7 million or 9.0% for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods.  This business benefited from new customer generation, favorable market conditions and additional service offerings.  Wealth management services revenue increased $0.4 million or 9.7% and $1.2 million or 15.1% for the second quarter and YTD periods, respectively, as compared to the prior year periods, driven by solid organic growth in trust, investment product sales and asset advisory services, as well as favorable market conditions.

In the second quarter of 2013, the Company sold $250.1 million of investment securities related to its balance sheet restructuring program initiated in the first quarter of 2013 and extinguished $135.0 million of FHLB borrowings.  The Company realized $16.1 million of gains and incurred $15.7 million of early extinguishment costs in the second quarter of 2013.  For the first six months of 2013, the Company sold $648.7 million of investments securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  These actions improved the Company’s regulatory capital position and positively impacted net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 31.3% for the quarter and 31.0% for the year-to-date period, versus 30.2% and 29.8% for the comparable periods of 2013.  The increase for the year-to-date period is a function of a 9.7 % increase in non-interest income, primarily from the B of A branch acquisitions as well as strong organic growth at the Company’s employee benefit services and wealth management businesses, while net interest income increased at a lesser 3.7% rate due to a lower level of growth in the interest-bearing balance sheet.

Operating Expenses

Table 5 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.
Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2014	2013	2014	2013
Salaries and employee benefits	$30,409	$30,286	$61,149	$60,769
Occupancy and equipment	6,916	6,750	14,608	13,815
Data processing and communications	7,251	6,600	14,054	13,336
Amortization of intangible assets	1,101	1,140	2,242	2,319
Legal and professional fees	1,507	1,526	3,454	3,466
Office supplies and postage	1,647	1,518	3,198	3,013
Business development and marketing	1,930	1,804	3,660	3,283
FDIC insurance premiums	947	945	1,966	2,000
Acquisition expenses	0	0	123	5
Other	3,456	3,807	6,632	6,922
Total noninterest expenses	$55,164	$54,376	$111,086	$108,928

Operating expenses(1)/average assets	2.93%	3.05%	2.97%	2.99%
Efficiency ratio(2)	57.0%	59.9%	58.1%	60.1%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gains and losses on investment securities and debt extinguishments.

As shown in Table 5, operating expenses were $55.2 million and $111.1 million for the second quarter and YTD periods of 2014, respectively, an increase of $0.8 million or 1.4% and $2.2 million or 2.0% from the prior year periods, respectively, primarily reflective of additional operating costs associated with the eight branches acquired from B of A in December of 2013.  Salaries and employee benefits increased $0.1 million or 0.4% and $0.4 million or 0.6% for the second quarter and YTD periods of 2014, respectively. as compared to the comparable periods of 2013.  Merit-based personnel cost increases were offset by lower defined benefit plan costs of $1.4 million for the quarter and $2.9 million for the YTD period related to the combination of strong plan asset performance and higher pension discount rates.  Additional changes to operating expenses can be attributable to higher occupancy and equipment (up $0.2 million for the quarter and up $0.8 million YTD), data processing and communications (up $0.7 million for both the quarter and YTD), and business development and marketing (up $0.1 million for the quarter and up $0.4 million YTD).  The aforementioned acquisitions had an impact on the increases of each of these expense categories, reflecting the additional cost of operating an expanded franchise.  Additionally contributing to the higher occupancy and equipment costs were higher weather-related maintenance and utility costs for the first quarter of 2014 as compared to the first quarter of 2013.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gains/(losses) on investment securities and debt extinguishment costs) was 57.0% for the second quarter, 2.9 percentage points favorable to the comparable quarter of 2013.  This resulted from operating income increasing 6.7% driven by a higher net interest margin and solid growth in noninterest income, while operating expenses (as described above) increased at a lower 1.6% rate.  The efficiency ratio of 58.1% for the first half of 2014 was 2.0 percentage points favorable as compared to the first 6 months of 2013 due to operating income increasing at a 5.5% rate, while core operating expenses increased at a slower 2.0% rate.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 12 basis points and two basis points versus the prior year quarter and year-to-date periods.  Operating expenses (as defined above) increased 1.6% for the quarter and 2.0% for the year-to-date period, while average assets increased at a faster 5.8% for the quarter and 2.6% for the year-to-date period, impacted by organic loan growth and investment purchases over the past 12 months.

Income Taxes

The second quarter and YTD 2014 effective income tax rates were 29.9% and 29.8%, respectively, as compared to the 29.2% effective tax rate for the comparable periods of 2013, reflective of a higher proportion of income being generated from fully taxable sources.

Investments

The carrying value of investments (including unrealized gains on available-for-sale securities) was $2.53 billion at the end of the second quarter, an increase of $315.7 million from December 31, 2013 and an increase of $167.9 million from June 30, 2013.  The book value (excluding unrealized gains) of investments increased $238.7 million from December 31, 2013 and $119.9 million from June 30, 2013.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and Agency securities, realizing $63.8 million of gains that supported the retirement of $501.6 million of FHLB borrowings.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.

In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, recognizing a $15.5 million loss.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities, previously classified as held-to-maturity, at a gain of $32.4 million.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification were transferred to the available-for-sale classification prior to December 31, 2013.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.  During the first half of 2014, the Company purchased another $225 million of U.S. Treasury securities.

With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions and pooled trust preferred securities.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At June 30, 2014, the portfolio had a $46.0 million net unrealized gain, an increase of $77.0 million from the unrealized loss at December 31, 2013 and a $48.0 million increase from the unrealized loss at June 30, 2013.  These changes in the unrealized gain (loss) are indicative of the sale of securities in 2013 as well as the recent decline in longer-term interest rates.

Table 6: Investment Securities

	June 30, 2014		December 31, 2013		June 30, 2013
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$0	$0	$539,979	$577,820
Obligations of state and political subdivisions	0	0	0	0	61,826	65,022
Government agency mortgage-backed securities	0	0	0	0	14,475	14,623
Corporate debt securities	0	0	0	0	2,914	2,937
Other securities	0	0	0	0	13	13
Total held-to-maturity portfolio	0	0	0	0	619,207	660,415

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1,474,230	1,487,000	1,252,332	1,212,147	764,446	757,870
Obligations of state and political subdivisions	684,302	707,258	665,441	668,982	604,692	610,843
Government agency mortgage-backed securities	242,443	251,140	250,431	254,978	232,707	238,687
Pooled trust preferred securities	0	0	0	0	56,796	47,290
Corporate debt securities	26,867	27,478	26,932	27,587	24,082	24,798
Government agency collateralized mortgage obligations	19,653	20,473	21,779	22,048	25,222	26,338
Marketable equity securities	250	417	250	421	351	478
Total available-for-sale portfolio	2,447,745	2,493,766	2,217,165	2,186,163	1,708,296	1,706,304

Other Securities:
Federal Home Loan Bank common stock	20,157	20,157	12,053	12,053	20,171	20,171
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,446	4,446	4,459	4,459	4,780	4,780
Total other securities	40,653	40,653	32,562	32,562	41,001	41,001

Total investments	$2,488,398	$2,534,419	$2,249,727	$2,218,725	$2,368,504	$2,407,720

Loans

As shown in Table 7, loans ended the second quarter at $4.15 billion, up $211.8 million or 5.4% from one year earlier and up $38.7 million or 0.9% from the end of 2013.  The growth during the last twelve months was attributable to strong organic growth in the consumer mortgage and the consumer indirect and direct installment portfolios, partially offset by the continued soft demand in a very competitive business lending market and declining demand for home equity loans.

Table 7: Loans

(000's omitted)	June 30, 2014		December 31, 2013		June 30, 2013
Consumer mortgage	$1,580,584	38.1%	$1,582,058	38.5%	$1,527,341	38.8%
Business lending	1,247,129	30.1%	1,260,364	30.7%	1,225,671	31.1%
Consumer indirect	797,297	19.2%	740,002	18.0%	663,924	16.9%
Consumer direct	183,448	4.4%	180,139	4.4%	171,727	4.4%
Home equity	339,345	8.2%	346,520	8.4%	347,335	8.8%
Total loans	$4,147,803	100.0%	$4,109,083	100.0%	$3,935,998	100.0%

Consumer mortgages increased $53.2 million or 3.5% from one year ago and decreased $1.5 million or 0.1% from December 31, 2013.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgage volume slowed during the first quarter of 2014 as the market opportunities for refinancing have declined.  Consumer mortgages increased $1.3 million during the second quarter of 2014.  The consumer real estate portfolio does not include exposure to Alt-A or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the half of 2013 and sold $8.9 million in the secondary market during the first half of 2014.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $21.5 million from June 30, 2013 and decreased $13.2 million from December 31, 2013, as contractual and other unscheduled principal reductions continued to offset new loan generation in certain periods.  Soft customer demand and highly competitive conditions continue to prevail in the small and middle market segments the Company operates in due primarily to general economic conditions.  Further, the Company proactively managed payout of certain unprofitable acquired loan relationships during the last year.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $145.1 million or 17% on a year-over-year basis and increased $60.6 million or 6.6% as compared to December 31, 2013.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has remained stable in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predict moderate vehicle sales increases over the prior year levels and this will create opportunity for the Company to continue to produce solid indirect loan growth.

Home equity loans decreased $8.0 million or 2.3% from one year ago and decreased $7.2 million or 2.1% from December 31, 2013, in part due to home equity loans being paid off or down as part of the above average level of mortgage refinancing activity that occurred over the past 12 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2014 and 2013 and December 31, 2013.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2014	2013	2013
Nonaccrual loans
Consumer mortgage	$14,322	$12,560	$11,892
Business lending	5,207	4,555	8,550
Consumer indirect	12	14	0
Consumer direct	3	4	5
Home equity	2,447	2,340	2,550
Total nonaccrual loans	21,991	19,473	22,997
Accruing loans 90+ days delinquent
Consumer mortgage	966	1,338	994
Business lending	579	164	66
Consumer indirect	154	755	181
Consumer direct	29	117	78
Home equity	202	181	120
Total accruing loans 90+ days delinquent	1,930	2,555	1,439
Nonperforming loans
Consumer mortgage	15,288	13,898	12,886
Business lending	5,786	4,719	8,616
Consumer indirect	166	769	181
Consumer direct	32	121	83
Home equity	2,649	2,521	2,670
Total nonperforming loans	23,921	22,028	24,436

Other real estate owned (OREO)	4,281	5,060	5,066
Total nonperforming assets	$28,202	$27,088	$29,502

Nonperforming loans / total loans	0.58%	0.54%	0.62%
Nonperforming assets / total loans and other real estate	0.68%	0.66%	0.75%
Delinquent loans (30 days old to nonaccruing) to total loans	1.24%	1.49%	1.50%
Net charge-offs to average loans outstanding (quarterly)	0.14%	0.29%	0.08%
Net charge-offs to average legacy loans outstanding (quarterly)	0.13%	0.21%	0.07%
Loan loss provision to net charge-offs (quarterly)	128%	108%	173%
Legacy loan loss provision to net charge-offs (quarterly) (1)	155%	130%	210%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at June 30, 2014 were $28.2 million, a $1.1 million increase versus the level at the end of 2013 and a $1.3 million decrease as compared to one year earlier.  Nonperforming loans increased $1.9 million from year-end 2013 and were down $0.5 million from June 30, 2013.  Other real estate owned (“OREO”) at June 30, 2014 of $4.3 million decreased $0.8 million from both December 31, 2013 and June 30, 2013.  The Company is managing 45 OREO properties at June 30, 2014 as compared to 46 OREO properties at December 31, 2013 and 33 OREO properties at June 30, 2013.  The OREO properties at June 30, 2014 are comprised of 12 commercial real estate properties and 33 residential properties, as compared to 14 commercial properties and 19 residential properties at June 30, 2013.  Nonperforming loans were 0.58% of total loans outstanding at the end of the second quarter, four basis points higher than the level at December 31, 2013 and four basis points lower than the level at June 30, 2013.

Approximately 24% of the nonperforming loans at June 30, 2014 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans have continued to decline and are now more consistent with the Company’s longer-term average results.  Approximately 64% of nonperforming loans at June 30, 2014 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process which is driven by new regulatory requirements.  The remaining 12% of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 187% at the end of the second quarter, as compared to 201% at year-end 2013 and 178% at June 30, 2013.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.24% at the end of the second quarter, 25 basis points below the 1.49% at year-end 2013 and 26 basis points lower than the 1.50% at June 30, 2013.  The delinquency rate for consumer mortgage, consumer indirect, and consumer direct loans decreased as compared to both December 31, 2013 and June 30, 2013.  The business lending delinquency ratio at the end of the second quarter increased in comparison to December 31, 2013 but was lower than the delinquency ratio at June 30, 2013.  The home equity delinquency ratio at the end of the second quarter decreased in comparison to December 31, 2013 but was higher than the delinquency ratio at June 30, 2013.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$44,197	$42,913	$44,319	$42,888
Charge-offs:
Consumer mortgage	364	229	531	600
Business lending	392	280	525	1,064
Consumer indirect	1,435	997	2,862	1,888
Consumer direct	420	407	912	952
Home equity	246	135	375	320
Total charge-offs	2,857	2,048	5,205	4,824
Recoveries:
Consumer mortgage	12	7	53	13
Business lending	100	102	271	244
Consumer indirect	1,005	913	1,801	1,871
Consumer direct	226	257	438	555
Home equity	32	8	38	12
Total recoveries	1,375	1,287	2,601	2,695

Net charge-offs	1,482	761	2,604	2,129
Provision for loans losses	1,900	1,321	2,900	2,714

Allowance for loan losses at end of period	$44,615	$43,473	$44,615	$43,473
Allowance for loan losses / total loans	1.08%	1.10%	1.08%	1.10%
Allowance for legacy loan losses / total legacy loans (1)	1.15%	1.19%	1.15%	1.19%
Allowance for loan losses / nonperforming loans	187%	178%	187%	178%
Allowance for legacy loan losses / nonperforming loans (1)	221%	215%	221%	215%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.09%	0.06%	0.06%	0.08%
Business lending	0.09%	0.06%	0.04%	0.13%
Consumer indirect	0.22%	0.05%	0.28%	0.01%
Consumer direct	0.42%	0.35%	0.53%	0.47%
Home equity	0.25%	0.14%	0.20%	0.18%
Total loans	0.14%	0.08%	0.13%	0.11%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2014 were $1.5 million, $0.8 million higher than the second quarter of 2013.  Net charge-offs for the six months ended June 30, 2014 were $2.6 million, $0.5 million higher than the first six months of 2013.  Net charge-offs for the first six months of 2014 for the business lending and consumer mortgage portfolios decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer indirect, consumer direct and home equity portfolios experienced higher levels of net charge-offs in the first six months of 2014 as compared to the first half of 2013.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2014 was 0.14%, 15 basis points lower than the fourth quarter of 2013 and six basis points higher than the second quarter of 2013, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $1.9 million in the second quarter, comprised of a $1.6 million provision for legacy loans and a $0.3 million provision for acquired non-impaired loans.  The combined provision was $0.6 million above the equivalent prior year period.  The second quarter 2014 loan loss provision for legacy loans was $0.4 million higher than the level of net charge-offs for the quarter, reflective of the growth in certain loan categories and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $44.6 million as of June 30, 2014 increased $1.1 million from the level one year ago, reflective of a larger loan portfolio.  The increased proportion of lower-risk consumer mortgage loans in the portfolio have a major influence on the determination of reserve levels, resulting in an allowance for loan loss to total legacy loans ratio of 1.15% at June 30, 2014, four basis points and one basis point lower than June 30, 2013 and December 31, 2013, respectively.

As of June 30, 2014, the purchase discount related to the $311 million of remaining non-impaired loan balances acquired from HSBC, First Niagara and Wilber National Bank approximated $10.9 million or 3.5% of that portfolio, with an additional $0.2 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $5.98 billion in the second quarter were up $302.2 million compared to the second quarter of 2013 and increased $282.7 million versus the fourth quarter of last year.  Excluding the impact of the B of A branch acquisitions, average quarterly deposits at June 30, 2014 increased $6.8 million or 0.1% from the second quarter of 2013.   The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 0.24% in the second quarter of 2013 to 0.17% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average second quarter non-public fund deposits increased $231.0 million or 4.5% versus the fourth quarter of 2013 and increased $248.9 million or 4.9% compared to the year earlier period.  Excluding the impact of the B of A branch acquisitions, average non-public deposits decreased $44.5 million or 0.9% from the second quarter of 2013.  Average public fund deposits for the second quarter increased $51.7 million, or 9.4%, from the fourth quarter 2013 and $53.3 million or 9.7%, from the second quarter of 2013.  Excluding the impact of the B of A branch acquisitions, average public fund deposits increased $51.4 million or 9.4% from the second quarter of 2013.  Public fund deposits as a percentage of total deposits increased from 9.7% in the second quarter of 2013 to 10.1% in the second quarter 2014.

Table 10: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2014	2013	2013
Noninterest checking deposits	$1,224,515	$1,149,873	$1,095,774
Interest checking deposits	1,338,667	1,238,414	1,211,417
Regular savings deposits	1,041,357	999,274	978,815
Money market deposits	1,512,299	1,426,707	1,431,989
Time deposits	862,313	882,196	958,985
Total deposits	$5,979,151	$5,696,464	$5,676,980

Nonpublic fund deposits	$5,376,543	$5,145,532	$5,127,693
Public fund deposits	602,608	550,932	549,287
Total deposits	$5,979,151	$5,696,464	$5,676,980

Borrowings

At the end of the second quarter, external borrowings of $421.5 million were $177.5 million or 73% higher than borrowings at December 31, 2013, and were $2.9 million lower than the end of the second quarter of 2013.  Short term borrowings from the FHLB were used to fund the purchase of investment securities during the first half of 2014.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $501.6 million of the Company’s existing FHLB borrowings with $63.5 million of early extinguishment costs.  These actions combined with the sale of investment securities with offsetting gains improved the Company’s regulatory capital position and positively impacted net interest income generation.  The 0.91% cost of funds on total borrowings in the second quarter was 245 basis points lower than the year-earlier period due to the balance sheet restructuring and a higher level of overnight borrowings.

Shareholders’ Equity

Total shareholders’ equity of $955.0 million at the end of the second quarter increased $79.2 million from the balance at December 31, 2013.  This increase consisted of a $48.4 million increase in other comprehensive income, net income of $45.9 million, $5.6 million from shares issued under the employee stock plan and $2.0 million from employee stock options earned, partially offset by dividends declared of $22.7 million.  The change in other comprehensive income/(loss) was comprised of a $48.5 million increase in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a negative $0.1 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $105.0 million, as net income, a higher market value adjustment on investments, the change in the funded status of the Company’s defined benefit pension and other postretirement plans and the issuance of common stock more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.64% at the end of the second quarter, up 35 basis points from year-end 2013 and 21 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2013 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 5.3%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased at a slower 1.4% pace.  The Tier I leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 8.9% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 6.4%, driven by the B of A branch acquisition and solid organic loan growth.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.44% increased 76 basis points from December 31, 2013 and 101 basis points versus June 30, 2013.  The increase in the tangible equity ratio from the prior year was mostly attributable to a proportionally larger increase in tangible equity than the increase in tangible asset levels due to income generation, a higher investment market value adjustment and the balance sheet restructuring conducted in 2013.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2014 was 49.6%, down from 52.1% for the six months ended June 30, 2013.  June 2014 YTD net income increased 10.8% over the prior year period, while dividends declared increased 5.5%.  The Company’s quarterly dividend per share was raised from $0.27 to $0.28 in July 2013 and the number of common shares outstanding increased 1.5% over the last twelve months.  In July 2014, the Company declared a quarterly cash dividend of $0.30 per share on its common stock.  The dividend will be paid on October 10, 2014 to shareholders of record as of September 15, 2014.  The $0.30 quarterly dividend is a $0.02 per share increase over the $0.28 per share declared in the prior four quarters.  This marks the Company’s 22nd consecutive year of increased dividend payouts to shareholders.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $319 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2014, the Bank had $162 million of cash and cash equivalents of which $6 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $0.9 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.5 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2014, this ratio was 19.3% for 30-days and 19.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2014, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2014 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

•	Asset and liability levels using June 30, 2014 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at June 30, 2014
+200 basis points	($6,663,000)
0 basis points	($848,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimatable or considered probable beyond the existing recorded liability, is between $0 and $5 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank was named a defendant in an action commenced October 30, 2013 which is pending in the United States District Court for the Middle District of Pennsylvania.  The complaint, as amended, alleges that the notices provided by the Bank in connection with the repossession of plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC).  Plaintiff seeks to pursue the action as a class action on behalf of herself and other similarly situated plaintiffs who had their automobiles repossessed and seeks to recover statutory damages under the UCC. The Bank was named in a separate action filed on May 29, 2014 containing similar allegations in which the plaintiff also seeks to pursue the action as a class action. The related complaint is also pending in the United States District Court for the Middle District of Pennsylvania. The Bank contests the allegations in the actions that the repossession notices were deficient and intends to assert various legal defenses and oppose class certification in both cases.  In response, the Bank has also asserted counterclaims for breach of contract and set-off against plaintiffs, individually and as representatives of the putative class, in both actions and has filed a motion to dismiss the initial action. Plaintiffs have further filed various motions which are pending before the Court. As set forth in the preceding paragraph, all current litigation matters, including this action, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2013 meeting, the Company’s Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014 (1)	3,809	$39.91	0	2,000,000
May 1-31, 2014 (1)	64	37.77	0	2,000,000
June 1-30, 2014 (1)	0	0.00	0	2,000,000
Total	3,873	$39.87		2,000,000

(1) The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to an employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

10.1
   Community Bank System, Inc. 2014 Long-Term Incentive Plan.  Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 4, 2014
     (Registration No. 001-13695). (1)

31.1
   Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2
   Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

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

(1) Denotes management contract or compensatory plan or arrangement.
(2) Filed herewith.
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

Community Bank System, Inc.

Date: August 8, 2014	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: August 8, 2014	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer