Form 10-Q
period 2014-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2014-11-07
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,598,363 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2014.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and nine months ended September 30, 2014 and 2013	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2014	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2014 and 2013	7

	Notes to the Consolidated Financial Statements
	September 30, 2014	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$157,500	$149,647

Available-for-sale investment securities (cost of $2,421,718 and $2,217,165, respectively)	2,465,931	2,186,163

Other securities, at cost	40,311	32,562

Loans held for sale, at fair value	726	728

Loans	4,217,244	4,109,083
Allowance for loan losses	(45,273)	(44,319)
Net loans	4,171,971	4,064,764

Goodwill, net	375,174	374,991
Core deposit intangibles, net	10,816	13,460
Other intangibles, net	1,976	2,048
Intangible assets, net	387,966	390,499

Premises and equipment, net	91,762	93,636
Accrued interest and fees receivable	27,564	25,475
Other assets	158,912	152,390

Total assets	$7,502,643	$7,095,864

Liabilities:
Noninterest-bearing deposits	$1,279,052	$1,203,346
Interest-bearing deposits	4,688,279	4,692,698
Total deposits	5,967,331	5,896,044

Borrowings	343,805	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,115	102,097
Accrued interest and other liabilities	123,868	79,998
Total liabilities	6,537,119	6,220,052

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,483,376 and
41,213,491 shares issued, respectively	41,483	41,213
Additional paid-in capital	405,313	396,528
Retained earnings	515,040	481,732
Accumulated other comprehensive income/(loss)	20,670	(26,546)
Treasury stock, at cost (776,091 and 782,173 shares, respectively)	(16,982)	(17,115)
Total shareholders' equity	965,524	875,812

Total liabilities and shareholders' equity	$7,502,643	$7,095,864

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$46,883	$47,606	$138,649	$141,136
Interest and dividends on taxable investments	12,239	13,394	37,481	41,176
Interest and dividends on nontaxable investments	5,165	5,132	15,505	15,885
Total interest income	64,287	66,132	191,635	198,197

Interest expense:
Interest on deposits	1,962	2,530	6,265	8,375
Interest on borrowings	308	2,368	846	10,473
Interest on subordinated debt held by unconsolidated subsidiary trusts	623	633	1,852	1,891
Total interest expense	2,893	5,531	8,963	20,739

Net interest income	61,394	60,601	182,672	177,458
Provision for loan losses	1,747	2,093	4,647	4,807
Net interest income after provision for loan losses	59,647	58,508	178,025	172,651

Noninterest income:
Deposit service fees	13,833	12,703	39,260	36,643
Other banking services	1,867	1,671	4,665	3,729
Employee benefit services	10,755	9,397	31,638	28,564
Wealth management services	4,617	3,823	13,529	11,566
Gain on sales of investment securities	0	0	0	63,799
Loss on debt extinguishments	0	0	0	(63,500)
Total noninterest income	31,072	27,594	89,092	80,801

Noninterest expenses:
Salaries and employee benefits	30,941	30,448	92,090	91,217
Occupancy and equipment	6,617	6,448	21,224	20,263
Data processing and communications	7,475	6,998	21,529	20,334
Amortization of intangible assets	1,051	1,089	3,293	3,408
Legal and professional fees	1,973	1,897	5,427	5,363
Office supplies and postage	1,466	1,566	4,664	4,579
Business development and marketing	1,764	1,973	5,424	5,256
FDIC insurance premiums	952	923	2,918	2,923
Acquisition expenses and litigation settlement	2,800	71	2,923	76
Other	3,772	3,631	10,404	10,553
Total noninterest expenses	58,811	55,044	169,896	163,972

Income before income taxes	31,908	31,058	97,221	89,480
Income taxes	9,537	9,069	29,001	26,128
Net income	$22,371	$21,989	$68,220	$63,352

Basic earnings per share	$0.55	$0.55	$1.67	$1.58
Diluted earnings per share	$0.54	$0.54	$1.65	$1.56
Cash dividends declared per share	$0.30	$0.28	$0.86	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	($79)	$1,011	($235)	$3,032
Tax effect	31	(392)	92	(1,176)
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	(48)	619	(143)	1,856

Amortization of prior service cost included in net periodic pension cost, gross	(43)	(30)	(130)	(91)
Tax effect	17	11	51	35
Amortization of prior service cost included in net periodic pension cost, net	(26)	(19)	(79)	(56)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	(74)	600	(222)	1,800

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gain/(loss) arising during period, gross	(1,808)	(1,852)	75,214	(71,501)
Tax effect	710	567	(27,776)	26,746
Net unrealized holding gain/(loss) arising during period, net	(1,098)	(1,285)	47,438	(44,755)

Reclassification adjustment for net gains included in net income, gross	0	0	0	(63,799)
Tax effect	0	0	0	24,019
Reclassification adjustment for net gains included in net income, net	0	0	0	(39,780)

Other comprehensive gain/(loss) related to unrealized gain/(loss) on available-for-sale securities, net of taxes	(1,098)	(1,285)	47,438	(84,535)

Other comprehensive income/(loss), net of tax	(1,172)	(685)	47,216	(82,735)
Net income	22,371	21,989	68,220	63,352
Comprehensive income/(loss)	$21,199	$21,304	$115,436	($19,383)

	As of
	September 30, 2014	December 31, 2013
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($11,704)	($11,339)
Tax effect	4,336	4,194
Net unrealized loss for pension and other postretirement obligations	(7,368)	(7,145)

Unrealized gain/(loss) on available-for-sale securities	44,214	(31,002)
Tax effect	(16,176)	11,601
Net unrealized gain/(loss) on available-for-sale securities	28,038	(19,401)

Accumulated other comprehensive income /(loss)	$20,670	($26,546)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2014
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income/(Loss)	Stock	Total

Balance at December 31, 2013	40,431,318	$41,213	$396,528	$481,732	($26,546)	($17,115)	$875,812

Net income				68,220			68,220

Other comprehensive income, net of tax					47,216		47,216

Cash dividends declared:
Common, $0.86 per share				(34,912)			(34,912)

Common stock issued under
employee stock plan,
including tax benefits of $1,476	275,967	270	5,712			133	6,115

Stock-based compensation			3,073				3,073

Balance at September 30, 2014	40,707,285	$41,483	$405,313	$515,040	$20,670	($16,982)	$965,524

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$68,220	$63,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,801	9,058
Amortization of intangible assets	3,293	3,408
Net accretion of premiums and discounts on securities and borrowings	(5,643)	(4,081)
Stock-based compensation	3,073	3,014
Provision for loan losses	4,647	4,807
Amortization of mortgage servicing rights	337	409
Income from bank-owned life insurance policies	(760)	(775)
Gain on sales of investment securities	0	(63,799)
Loss on debt extinguishments	0	63,500
Net (gain)/loss from sale of loans and other assets	(344)	248
Net change in loans held for sale	258	(913)
Change in other assets and liabilities	5,448	(6,297)
Net cash provided by operating activities	88,330	71,931
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	711,540
Proceeds from maturities of available-for-sale investment securities	101,228	158,849
Proceeds from maturities of held-to-maturity investment securities	0	27,074
Proceeds from maturities of other investment securities	12	0
Proceeds from sale of other investment securities	0	7,229
Purchases of available-for-sale investment securities	(300,120)	(666,841)
Purchases of held-to-maturity investment securities	0	(5,298)
Purchases of other securities	(7,761)	(2)
Net increase in loans	(111,854)	(163,491)
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(924)	0
Purchases of premises and equipment, net	(7,839)	(11,226)
Net cash (used in)/provided by investing activities	(327,258)	57,834
Financing activities:
Net increase in deposits	71,287	59,294
Net change in borrowings, net of payments of $8 and $565,145	201,892	(224,445)
Issuance of common stock	6,115	12,072
Cash dividends paid	(33,989)	(32,222)
Tax benefits from share-based payment arrangements	1,476	1,183
Net cash provided by/(used in) financing activities	246,781	(184,118)
Change in cash and cash equivalents	7,853	(54,353)
Cash and cash equivalents at beginning of period	149,647	228,558
Cash and cash equivalents at end of period	$157,500	$174,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,079	$23,935
Cash paid for income taxes	19,527	19,328
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	12,255	11,279
Transfers from loans to other real estate	2,111	5,024

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2014 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed during 2013 and the first nine months of 2014:

(000’s omitted)	2014	2013
Consideration paid/(received):
Cash/Total net consideration paid/(received)	$924	($291,980)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Loans	0	1,106
Premises and equipment	0	2,549
Accrued interest receivable	0	5
Other assets and liabilities, net	163	(18)
Other intangibles	578	9
Core deposit intangibles	0	2,537
Deposits	0	(303,456)
Total identifiable assets/(liabilities), net	741	(297,268)
Goodwill	$183	$5,288

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million in the nine months ended September 30, 2014 and have been separately stated in the Consolidated Statements of Income.  There were no merger and acquisition integration-related expenses for the three months ended September 30, 2014.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  During December 2013, the Company reclassified its held-to-maturity portfolio to available-for-sale and the Company will not be able to use the held-to-maturity classification for the foreseeable future.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2014.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,476,678	$17,210	$7,261	$1,486,627	$1,252,332	$1,119	$41,304	$1,212,147
Obligations of state and political subdivisions	662,742	26,621	1,029	688,334	665,441	15,919	12,378	668,982
Government agency mortgage-backed securities	236,819	9,088	1,785	244,122	250,431	8,660	4,113	254,978
Corporate debt securities	26,835	539	87	27,287	26,932	873	218	27,587
Government agency collateralized mortgage obligations	18,394	736	0	19,130	21,779	362	93	22,048
Marketable equity securities	250	181	0	431	250	171	0	421
Total available-for-sale portfolio	$2,421,718	$54,375	$10,162	$2,465,931	$2,217,165	$27,104	$58,106	$2,186,163

Other Securities:
Federal Home Loan Bank common stock	$19,814			$19,814	$12,053			$12,053
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,447			4,447	4,459			4,459
Total other securities	$40,311			$40,311	$32,562			$32,562

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater than, twelve months is as follows:

As of September 30, 2014

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	7	$158,289	$859	10	$230,998	$6,402	17	$389,287	$7,261
Obligations of state and political subdivisions	31	16,009	78	78	49,434	951	109	65,443	1,029
Government agency mortgage-backed securities	8	12,807	47	24	48,830	1,738	32	61,637	1,785
Corporate debt securities	0	0	0	1	2,756	87	1	2,756	87
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	47	$187,105	$984	114	$332,023	$9,178	161	$519,128	$10,162

As of December 31, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	43	$1,181,214	$41,304	0	$0	$0	43	$1,181,214	$41,304
Obligations of state and political subdivisions	302	195,526	11,774	9	4,974	604	311	200,500	12,378
Government agency mortgage-backed securities	43	68,917	3,262	6	8,713	851	49	77,630	4,113
Corporate debt securities	1	3,026	31	1	2,703	187	2	5,729	218
Government agency collateralized mortgage obligations	1	2,601	93	1	7	0	2	2,608	93
Total available-for-sale/investment portfolio	390	$1,451,284	$56,464	17	$16,397	$1,642	407	$1,467,681	$58,106

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2014 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$49,520	$50,144
Due after one through five years	156,732	161,940
Due after five years through ten years	1,691,095	1,710,084
Due after ten years	268,908	280,080
Subtotal	2,166,255	2,202,248
Government agency mortgage-backed securities	236,819	244,122
Government agency collateralized mortgage obligations	18,394	19,130
Total	$2,421,468	$2,465,500

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	September 30,	December 31,
(000's omitted)	2014	2013
Consumer mortgage	$1,598,298	$1,582,058
Business lending	1,251,178	1,260,364
Consumer indirect	841,975	740,002
Consumer direct	186,672	180,139
Home equity	339,121	346,520
Gross loans, including deferred origination costs	4,217,244	4,109,083
Allowance for loan losses	(45,273)	(44,319)
Loans, net of allowance for loan losses	$4,171,971	$4,064,764

The outstanding balance related to credit impaired acquired loans was $7.0 million and $13.1 million at September 30, 2014 and December 31, 2013, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2013	$997
Accretion recognized, year-to-date	(567)
Net reclassification to accretable from nonaccretable	355
Balance at September 30, 2014	$785

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$12,044	$2,074	$12,228	$26,346	$1,499,800	$1,526,146
Business lending	3,567	66	3,005	6,638	1,101,014	1,107,652
Consumer indirect	9,483	115	11	9,609	830,786	840,395
Consumer direct	1,201	20	2	1,223	179,165	180,388
Home equity	2,349	269	2,067	4,685	272,045	276,730
Total	$28,644	$2,544	$17,313	$48,501	$3,882,810	$3,931,311

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$2,303	$53	$2,033	$4,389	$0	$67,763	$72,152
Business lending	134	0	1,421	1,555	5,487	136,484	143,526
Consumer indirect	64	0	0	64	0	1,516	1,580
Consumer direct	148	18	0	166	0	6,118	6,284
Home equity	483	75	556	1,114	0	61,277	62,391
Total	$3,132	$146	$4,010	$7,288	$5,487	$273,158	$285,933
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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2014			December 31, 2013
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$927,154	$95,640	$1,022,794	$908,885	$116,271	$1,025,156
Special mention	104,353	20,567	124,920	93,600	24,264	117,864
Classified	76,145	21,832	97,977	83,379	26,714	110,093
Doubtful	0	0	0	161	0	161
Acquired impaired	0	5,487	5,487	0	7,090	7,090
Total	$1,107,652	$143,526	$1,251,178	$1,086,025	$174,339	$1,260,364

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 - 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,511,844	$840,269	$180,366	$274,394	$2,806,873
Nonperforming	14,302	126	22	2,336	16,786
Total	$1,526,146	$840,395	$180,388	$276,730	$2,823,659

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$70,066	$1,580	$6,266	$61,760	$139,672
Nonperforming	2,086	0	18	631	2,735
Total	$72,152	$1,580	$6,284	$62,391	$142,407

The following table details the balances in all other loan categories at December 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,489,909	$735,525	$171,310	$273,870	$2,670,614
Nonperforming	12,350	752	94	2,040	15,236
Total	$1,502,259	$736,277	$171,404	$275,910	$2,685,850

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$78,251	$3,708	$8,708	$70,129	$160,796
Nonperforming	1,548	17	27	481	2,073
Total	$79,799	$3,725	$8,735	$70,610	$162,869

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of September 30, 2014 and December 31, 2013 follows:

	September 30,	December 31,
(000’s omitted)	2014	2013
Loans with allowance allocation	$945	$945
Loans without allowance allocation	0	600
Carrying balance	945	1,545
Contractual balance	1,003	1,852
Specifically allocated allowance	50	50

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

Information regarding TDRs as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014						December 31, 2013
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	37	$1,796	50	$2,215	87	$4,011	31	$1,682	48	$2,171	79	$3,853
Business lending	7	609	2	93	9	702	4	162	1	47	5	209
Consumer indirect	0	0	81	693	81	693	0	0	98	692	98	692
Consumer direct	0	0	19	80	19	80	0	0	46	116	46	116
Home equity	14	297	14	328	28	625	12	202	20	363	32	565
Total	58	$2,702	166	$3,409	224	$6,111	47	$2,046	213	$3,389	260	$5,435

The following table presents information related to loans modified in a TDR during the three and nine months ended September 30, 2014.  Of the loans noted in the table below, all but two loans for the three and nine months ended September 30, 2014 were modified due to a Chapter 7 bankruptcy as described previously.  The two exceptions were business loans restructured via granting a waiver of payments for a period of time.  The financial effects of these restructurings were immaterial.

	Three Month Ended September 30, 2014		Nine Month Ended September 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	6	$283	22	$1,016
Business lending	0	0	7	556
Consumer indirect	16	165	29	334
Consumer direct	5	7	7	14
Home equity	0	0	5	173
Total	27	$455	70	$2,093

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615
Charge-offs	(203)	(435)	(1,711)	(307)	(74)	0	(10)	(2,740)
Recoveries	14	335	1,025	239	38	0	0	1,651
Provision	268	138	1,231	100	77	(65)	(2)	1,747
Ending balance	$9,454	$16,591	$11,899	$3,330	$1,901	$1,947	$151	$45,273

	Three Months Ended September 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,373	$18,283	$9,369	$3,054	$1,674	$2,745	$975	$43,473
Charge-offs	(217)	(1,012)	(1,186)	(348)	(59)	0	(59)	(2,881)
Recoveries	2	375	811	206	4	0	0	1,398
Provision	443	625	1,074	253	95	(500)	103	2,093
Ending balance	$7,601	$18,271	$10,068	$3,165	$1,714	$2,245	$1,019	$44,083

	Nine Months Ended September 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(734)	(940)	(4,573)	(1,219)	(450)	0	(30)	(7,946)
Recoveries	67	607	2,826	677	76	0	0	4,253
Provision	1,127	(583)	3,398	691	445	(82)	(349)	4,647
Ending balance	$9,454	$16,591	$11,899	$3,330	$1,901	$1,947	$151	$45,273

	Nine Months Ended September 30, 2013
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$7,070	$18,013	$9,606	$3,303	$1,451	$2,666	$779	$42,888
Charge-offs	(817)	(2,075)	(3,075)	(1,300)	(379)	0	(59)	(7,705)
Recoveries	15	619	2,682	761	16	0	0	4,093
Provision	1,333	1,714	855	401	626	(421)	299	4,807
Ending balance	$7,601	$18,271	$10,068	$3,165	$1,714	$2,245	$1,019	$44,083

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($29,510)	$10,816	$40,326	($26,866)	$13,460
Other intangibles	10,019	(8,043)	1,976	9,441	(7,393)	2,048
Total amortizing intangibles	$50,345	($37,553)	$12,792	$49,767	($34,259)	$15,508

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Oct - Dec 2014	$993
2015	3,408
2016	2,612
2017	1,908
2018	1,424
Thereafter	2,447
Total	$12,792

Shown below are the components of the Company’s goodwill at December 31, 2013 and September 30, 2014:

(000’s omitted)	December 31, 2013	Activity	September 30, 2014
Goodwill	$379,815	$183	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$374,991	$183	$375,174

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

The net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$882	$985	$2,647	$2,955	$0	$0	$0	$0
Interest cost	1,318	1,029	3,953	3,086	26	22	76	66
Expected return on plan assets	(2,980)	(2,710)	(8,941)	(7,612)	0	0	0	0
Amortization of unrecognized net loss	(77)	1,008	(230)	3,023	(2)	3	(5)	9
Amortization of prior service cost	1	14	4	43	(45)	(45)	(134)	(134)
Net periodic benefit cost	($856)	$326	($2,567)	$1,495	($21)	($20)	($63)	($59)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2014, and approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2014, compared to approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2013, and approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2013 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2014	2013	2014	2013
Net income	$22,371	$21,989	$68,220	$63,352
Income attributable to unvested stock-based compensation awards	(115)	(121)	(337)	(315)
Income available to common shareholders	22,256	21,868	67,883	63,037

Weighted-average common shares outstanding – basic	40,596	40,121	40,543	39,914
Basic earnings per share	$0.55	$0.55	$1.67	$1.58

Net income	$22,371	$21,989	$68,220	$63,352
Income attributable to unvested stock-based compensation awards	(115)	(121)	(337)	(315)
Income available to common shareholders	22,256	21,868	67,883	63,037

Weighted-average common shares outstanding – basic	40,596	40,121	40,543	39,914
Assumed exercise of stock options	453	506	482	474
Weighted-average common shares outstanding – diluted	41,049	40,627	41,025	40,388
Diluted earnings per share	$0.54	$0.54	$1.65	$1.56

Stock Repurchase Program
At its December 2013 meeting, the Company’s Board of Directors (the “Board”) approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2014.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no open market treasury stock purchases in 2013 or the first nine months of 2014.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2014	December 31, 2013
Commitments to extend credit	$674,401	$704,904
Standby letters of credit	23,892	24,449
Total	$698,293	$729,353

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached a settlement in two class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In both cases, the Bank contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification in both of the cases.  On September 30, 2014, the Bank reached an agreement in principle to settle both actions for $2.8 million in exchange for releases of all claims.  The settlement is subject to final documentation, notice to the class members and Court approval. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter.

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

	September 30, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,465,231	$21,396	$0	$1,486,627
Obligations of state and political subdivisions	0	688,334	0	688,334
Government agency mortgage-backed securities	0	244,122	0	244,122
Corporate debt securities	0	27,287	0	27,287
Government agency collateralized mortgage obligations	0	19,130	0	19,130
Marketable equity securities	431	0	0	431
Total available-for-sale investment securities	1,465,662	1,000,269	0	2,465,931
Mortgage loans held for sale	0	726	0	726
Commitments to originate real estate loans for sale	0	0	170	170
Forward sales commitments	0	(7)	0	(7)
Total	$1,465,662	$1,000,988	$170	$2,466,820

	December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,182,261	$29,886	$0	$1,212,147
Obligations of state and political subdivisions	0	668,982	0	668,982
Government agency mortgage-backed securities	0	254,978	0	254,978
Corporate debt securities	0	27,587	0	27,587
Government agency collateralized mortgage obligations	0	22,048	0	22,048
Marketable equity securities	421	0	0	421
Total available-for-sale investment securities	1,182,682	1,003,481	0	2,186,163
Mortgage loans held for sale	0	728	0	728
Commitments to originate real estate loans for sale	0	0	44	44
Forward sales commitments	0	27	0	27
Total	$1,182,682	$1,004,236	$44	$2,186,962

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  See Note D for further disclosure of the fair value of investment securities.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2014 is approximately $0.7 million.  The unrealized gain on mortgage loans held for sale of approximately $0.02 million was recognized in mortgage banking and other income in the consolidated statement.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2014	2013
	Commitments		Commitments
	to Originate	Pooled Trust	to Originate
	Real Estate	Preferred	Real Estate
(000's omitted)	Loans for Sale	Securities	Loans for Sale	Total
Beginning balance	$142	$47,290	($19)	$47,271
Total (losses)/gains included in earnings (1)(3)	(142)	16	19	35
Total gains included in other comprehensive income(2)	0	4,217	0	4,217
Principal reductions	0	(272)	0	(272)
Commitments to originate real estate loans held for sale, net	170	0	268	268
Ending balance	$170	$51,251	$268	$51,519

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

	Nine Months Ended September 30,
	2014	2013
	Commitments		Commitments
	to Originate	Pooled Trust	to Originate
	Real Estate	Preferred	Real Estate
(000's omitted)	Loans for Sale	Securities	Loans for Sale	Total
Beginning balance	$44	$49,600	$0	$49,600
Total (losses)/gains included in earnings (1)(3)	(253)	166	0	166
Total gains included in other comprehensive income(2)	0	7,090	0	7,090
Principal reductions	0	(5,605)	0	(5,605)
Commitments to originate real estate loans held for sale, net	379	0	268	268
Ending balance	$170	$51,251	$268	$51,519

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

Assets and liabilities measured on a non-recurring basis:

	September 30, 2014				December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$600	$0	$600
Other real estate owned	0	0	3,619	3,619	0	0	5,060	5,060
Total	$0	$0	$3,619	$3,619	$0	$600	$5,060	$5,660

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 10% to 75% at September 30, 2014 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at September 30, 2014 as the fair value of mortgage servicing rights of approximately $1.4 million exceeded the carrying value of approximately $1.1 million.

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

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis are as follows:

(000's omitted)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$3,619	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0%-75.1% (25.9%)
Commitments to originate real estate loans for sale	170	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,171,971	$4,217,967	$4,064,764	$4,044,449
Financial liabilities:
Deposits	5,967,331	5,967,675	5,896,044	5,898,138
Borrowings	343,805	343,805	141,913	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,115	93,435	102,097	109,284

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2014:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$5,024	($7)
Commitments to originate real estate loans for sale	Other assets	7,541	170
Total derivatives , net			$163

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and nine months ended September 30, 2014:

		Gain/(Loss) Recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending September 30, 2014	Nine Months Ending September 30, 2014
Forward sales commitments	Mortgage banking and other services	$4	($34)
Commitments to originate real estate loans for sale	Mortgage banking and other services	28	126
Total, net		$32	$92

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes Benefit Plans Administrative Services, Inc. (“BPAS”) and subsidiaries with offices throughout the U.S. and Puerto Rico, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management provided by Nottingham Advisors, Inc.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended September 30, 2014
Net interest income	$61,350	$21	$23	$0	$61,394
Provision for loan losses	1,747	0	0	0	1,747
Noninterest income	15,700	11,049	4,809	(486)	31,072
Amortization of intangible assets	850	153	48	0	1,051
Other operating expenses	46,837	8,140	3,269	(486)	57,760
Income before income taxes	$27,616	$2,777	$1,515	$0	$31,908
Assets	$7,476,030	$29,605	$14,965	($17,957)	$7,502,643
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended September 30, 2013
Net interest income	$60,566	$16	$19	$0	$60,601
Provision for loan losses	2,093	0	0	0	2,093
Noninterest income	14,372	9,619	3,960	(357)	27,594
Amortization of intangible assets	875	157	57	0	1,089
Other operating expenses	43,497	7,810	3,005	(357)	53,955
Income before income taxes	$28,473	$1,668	$917	$0	$31,058
Assets	$7,276,673	$27,228	$12,635	($14,519)	$7,302,017
Goodwill	$359,207	$7,836	$2,660	$0	$369,703

Nine Months Ended September 30, 2014
Net interest income	$182,537	$67	$68	$0	$182,672
Provision for loan losses	4,647	0	0	0	4,647
Noninterest income	43,922	32,434	14,101	(1,365)	89,092
Amortization of intangible assets	2,644	496	153	0	3,293
Other operating expenses	133,680	24,622	9,666	(1,365)	166,603
Income before income taxes	$85,488	$7,383	$4,350	$0	$97,221

Nine Months Ended September 30, 2013
Net interest income	$177,319	$81	$58	$0	$177,458
Provision for loan losses	4,807	0	0	0	4,807
Noninterest income	40,667	29,249	12,095	(1,210)	80,801
Amortization of intangible assets	2,720	507	181	0	3,408
Other operating expenses	129,674	23,019	9,081	(1,210)	160,564
Income before income taxes	$80,785	$5,804	$2,891	$0	$89,480

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2014 and 2013, although in some circumstances the second quarter of 2014 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 26.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2014, “third quarter” refers to the quarter ended September 30, 2014 and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 44.

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

On December 13, 2013, the Company completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. (“B of A”), acquiring approximately $0.9 million in loans and $303 million of deposits.  The assumed deposits consisted of $220 million of core deposits (checking, savings and money market accounts) and $83 million of time deposits.  Under the terms of the agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

On January 1, 2014, Harbridge Consulting Group, LLC completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies.  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York marketplace.

Third quarter and September year-to-date net income of $22.4 million and $68.2 million, respectively, increased $0.4 million or 1.7% and $4.9 million or 7.7% compared to the respective prior year periods.  Earnings per share was $0.54 and $1.65 for the three and nine months ended September 30, 2014, respectively, consistent with the third quarter of 2013 and $0.09 higher than the first nine months of 2013.  The higher net income was due to higher net interest income that resulted from earning asset growth, generated organically and from the B of A branch acquisition, partially offset by a lower net interest margin for the three and nine month periods.  Also contributing to the higher net income were higher noninterest income due to incremental deposit service fees, including those from the B of A branch acquisition, higher debit card-related revenue, higher employee benefit services revenue, solid revenue growth from the wealth management group, as well as a lower provision for loan losses.  These were partially offset by higher operating expenses, due in large part to the additional operating costs from the B of A branch acquisition, and a higher effective income tax rate.  Third quarter 2014’s results include a $2.8 million litigation settlement charge, or $0.05 per share after-tax.  Excluding acquisition and the litigation settlement charge, operating earnings per share for the quarter and year-to-date periods were $0.59 and $1.70, respectively.

Asset quality in the third quarter of 2014 remained stable and favorable in comparison to averages for peer financial organizations.  Third quarter net charge-off and nonperforming loan ratios were lower than those experienced in the second quarter of 2014 and the third quarter of 2013.  The loan delinquency ratio was higher than the second quarter of 2014 but remains favorable as compared to the third quarter of 2013.  The current quarter provision for loan losses was lower than the second quarter of 2014 and the third quarter of 2013, reflective of lower levels of net charge-offs and improved non-performing loan ratios.  The Company generated an increase in year-over-year average loan balances due to strong organic loan growth.  Average deposits in the third quarter of 2014 were higher than the third quarter of 2013 and the fourth quarter of 2013, driven by the B of A branch acquisition and organic core deposit growth.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $22.4 million and $68.2 million, respectively, was up $0.4 million or 1.71% as compared to the third quarter of 2013 and was up $4.9 million or 7.7% as compared to the first nine months of 2013.  Earnings per share of $0.54 for the third quarter was consistent with the EPS generated in the third quarter of 2013, and earnings per share for the first nine months of 2014 increased $0.09 from the amount earned in the first nine months of 2013.

As reflected in Table 1, third quarter net interest income of $61.4 million was up $0.8 million or 1.3% from the comparable prior year period, and net interest income for the first nine months of 2014 increased $5.2 million or 2.9% over the first nine months of 2013.  The improvement resulted from a year-over-year increase in average interest-earning assets, primarily due to organic loan growth, partially offset by a lower net interest margin for the three and nine month periods as compared to the comparable prior year periods.  The provision for loan losses decreased $0.3 million and $0.2 million, as compared to the third quarter and first nine months of 2013, respectively, reflective of loan growth, a decline in quarterly net charge-offs and an improved non-performing and delinquency loan ratios.

Third quarter and year-to-date noninterest income was $31.1 million and $89.1 million, respectively, up $3.5 million or 12.6% from the third quarter of 2013 and up $8.6 million or 10.7% from the first nine months of 2013, primarily due to the B of A branch acquisition and organic growth across the franchise.  Contributing to the increase was a $5.0 million increase in revenue generated during the first nine months of 2014 in comparison to the equivalent prior year period from the Company’s employee benefit services and wealth management groups, principally resulting from new customer generation and favorable financial market conditions.  During the first nine months of 2013, the Company sold $648.7 million of investment securities, realizing $63.8 million of gains and utilized the proceeds to retire $501.6 million of FHLB borrowings with $63.5 million of early extinguishment costs.

Operating expenses of $58.8 million and $169.9 for the third quarter and September YTD periods increased $3.8 million or 6.8% and $5.9 million or 3.6% from the comparable prior year periods, respectively, reflective of the additional operating costs associated with operating a larger enterprise.  Included in third quarter 2014 operating expenses is a $2.8 million litigation settlement charge pertaining to class action lawsuits involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  The Company contests the allegations and asserted affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for the shareholders when measured against the risks and resources required for litigation.  The settlement is subject to final court approval.  Excluding the litigation settlement charge, operating expenses for the quarter and year-to-date periods were $56.0 and $167.1, respectively, an increase of $1.0 million or 1.8% from the third quarter of 2013 and an increase of $3.1 million or 1.9% as compared to the first nine months of 2013.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2014	2013	2014	2013
Net interest income	$61,394	$60,601	$182,672	$177,458
Provision for loan losses	1,747	2,093	4,647	4,807
Noninterest income	31,072	27,594	89,092	80,502
Gain on sales of investment securities	0	0	0	63,799
Loss on debt extinguishments	0	0	0	(63,500)
Noninterest expenses	58,811	55,044	169,896	163,972
Income before income taxes	31,908	31,058	97,221	89,480
Income taxes	9,537	9,069	29,001	26,128
Net income	$22,371	$21,989	$68,220	$63,352

Diluted weighted average common shares outstanding	41,260	40,850	41,227	40,587
Diluted earnings per share	$0.54	$0.54	$1.65	$1.56

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2014 was $65.3 million, a $1.0 million or 1.5% increase from the same period last year, resulting from a $192.7 million increase in average interest-bearing assets partially offset by a five-basis point decrease in the net interest margin.  As reflected in Table 3, the third quarter rate decrease on interest bearing liabilities, combined with the volume increase in interest bearing assets had a $4.7 million favorable impact on net interest income, while the rate decrease on interest-bearing assets had a $3.7 million unfavorable impact on net interest income.  As presented in table 2b, September YTD net interest income of $194.4 million increased $5.6 million or 2.9% from the year-earlier period.  A $195.3 million increase in interest-earning assets had a greater impact than the $23.7 million increase in average interest-bearing liabilities and a one-basis point decrease in the net interest margin.  The increase in interest-earning assets and the lower rate on interest-bearing liabilities and an increased proportion of funding from non-interest bearing deposits had an $18.1 million favorable impact that was partially offset by a $12.6 million unfavorable impact from the decrease in the yield on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments, including cash equivalents, for the third quarter and YTD periods were $1.8 million and $23.2 million lower than the comparable periods of 2013, respectively, reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s collateralized debt obligation (“CDO”) portfolio and certain Treasury securities at the end of 2013, partially offset by the purchase of Treasury securities at various times throughout the last 12 months.  During the first nine months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, using the proceeds to retire $501.6 million of higher rate FHLB borrowings.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.  In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred CDO securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities previously classified as held-to-maturity.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  In the first quarter of 2014, the Company purchased another $225 million of U.S. Treasury securities.

Third quarter and September YTD average loan balances increased $194.5 million or 4.9% and $218.5 million or 5.6%, respectively, as compared to the same periods of 2013, due principally to strong organic loan growth in the consumer mortgage and indirect loan portfolios.  In comparison to the prior year, total average interest-bearing deposits were up $160.0 million or 3.5% for the quarter and $163.0 million or 3.6% for the YTD period, as a result of the B of A branch acquisition in the fourth quarter of 2013 and organic growth during the first half of 2014.  Quarterly average borrowings decreased $162.0 million while YTD average borrowings decreased $139.4 million, reflective of earning-asset growth in 2014 and the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings as well as the extinguishment of $226.4 million of FHLB term advances in December 2013.

The net interest margin of 3.89% for the third quarter decreased five basis points as compared to the third quarter of 2013.  The rates on interest-bearing liabilities decreased 20 basis points, due primarily to the balance sheet restructuring previously discussed, as well as the continued decline in rates paid on interest-bearing deposits.  In addition, the margin was positively impacted by average quarterly non-interest bearing deposit balances growing $143.6 million from the previous year and YTD balances increasing $125.1 million due to the B of A acquisition and solid organic growth.  This was partially offset by a 22-basis point reduction in interest-earning asset yields, reflective of lower yields on loans and investment securities versus last year’s third quarter.  The net interest margin of 3.92% for the first nine months of 2014 decreased one basis point from the comparable period of 2013.  The yield on interest-earning assets declined 26 basis points and the rates on interest-bearing liabilities declined 31 basis points for the first nine months of 2014 as compared to the first nine months of 2013.  Net interest margin was positively impacted by the balance sheet restructuring activities in 2013.  Proactive management of deposit funding costs continue to have a positive effect on margin results, but have not been able to fully offset declining asset yields.

The decrease in the earning-asset yield was partially attributable to a 15-basis point and a 18-basis point decrease in investment yield, including cash equivalents, for the third quarter and YTD periods, respectively, as compared to the prior year periods, due to the sale and maturing of higher rate investments being replaced with lower rate instruments.  Additionally, contributing to the decrease in earning-asset yield for the quarter was a 28-basis point and a 33-basis point decline in the loan yield as compared to the third quarter and YTD periods of 2013, respectively, a result of yields on fixed-rate new loan volume being below rates on the overall portfolio due to the decline in interest rates to levels below those prevalent in prior periods and certain existing longer-term adjustable rate loans repricing downward.

The third quarter cost of funds decreased versus the prior year quarter due to a five-basis point decrease in interest-bearing deposit rates, and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 115-basis point decrease in the average interest rate paid on external borrowings as a result of the balance sheet restructuring completed during 2013.  The cost of funds for the first nine months of 2014 decreased versus the prior year period due to an seven-basis point decrease in interest-bearing deposit rates and a higher proportion of funding being supplied from low and noninterest bearing deposits, as well as a 215-basis point decrease in the average interest rate paid on external borrowings.  The decrease in the deposit cost of funds was reflective of disciplined deposit pricing, whereby interest rates on all categories of deposit accounts are lower in response to market conditions.  Additionally, the proportion of customer deposits held in higher cost time deposits has continued to decline over the last several quarters.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$8,225	$4	0.17%	$8,644	$5	0.22%
Taxable investment securities (1)	1,834,590	12,745	2.76%	1,833,355	13,858	3.00%
Nontaxable investment securities (1)	642,114	8,274	5.11%	644,728	8,138	5.01%
Loans (net of unearned discount)(2)	4,180,283	47,187	4.48%	3,985,755	47,859	4.76%
Total interest-earning assets	6,665,212	68,210	4.06%	6,472,482	69,860	4.28%
Noninterest-earning assets	792,197			682,314
Total assets	$7,457,409			$7,154,796

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,848,511	899	0.09%	$3,591,563	886	0.10%
Time deposits	822,705	1,063	0.51%	919,636	1,644	0.71%
Borrowings	427,051	931	0.87%	589,065	3,001	2.02%
Total interest-bearing liabilities	5,098,267	2,893	0.23%	5,100,264	5,531	0.43%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,281,626			1,138,039
Other liabilities	118,032			66,255
Shareholders' equity	959,484			850,238
Total liabilities and shareholders' equity	$7,457,409			$7,154,796

Net interest earnings		$65,317			$64,329

Net interest spread			3.83%			3.85%
Net interest margin on interest-earning assets			3.89%			3.94%

Fully tax-equivalent adjustment		$3,923			$3,728

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Quarterly Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$9,175	$15	0.22%	$79,939	$153	0.26%
Taxable investment securities (1)	1,835,797	38,991	2.84%	1,787,579	42,387	3.17%
Nontaxable investment securities (1)	646,928	24,826	5.13%	647,575	25,182	5.20%
Loans (net of unearned discount)(2)	4,134,324	139,532	4.51%	3,915,865	141,868	4.84%
Total interest-earning assets	6,626,224	203,364	4.10%	6,430,958	209,590	4.36%
Noninterest-earning assets	773,446			744,100
Total assets	$7,399,670			$7,175,058

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,857,970	2,695	0.09%	$3,597,983	2,879	0.11%
Time deposits	862,656	3,570	0.55%	959,606	5,496	0.77%
Borrowings	405,006	2,698	0.89%	544,368	12,364	3.04%
Total interest-bearing liabilities	5,125,632	8,963	0.23%	5,101,957	20,739	0.54%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,234,995			1,109,847
Other liabilities	104,249			91,049
Shareholders' equity	934,794			872,205
Total liabilities and shareholders' equity	$7,399,670			$7,175,058

Net interest earnings		$194,401			$188,851

Net interest spread			3.87%			3.82%
Net interest margin on interest-earning assets			3.92%			3.93%

Fully tax-equivalent adjustment		$11,729			$11,393

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	versus September 30, 2013			versus September 30, 2013
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$0	($1)	($1)	($120)	($18)	($138)
Taxable investment securities	9	(1,122)	(1,113)	1,119	(4,515)	(3,396)
Nontaxable investment securities	(33)	169	136	(25)	(331)	(356)
Loans	2,273	(2,945)	(672)	7,671	(10,007)	(2,336)
Total interest-earning assets (2)	2,041	(3,691)	(1,650)	6,237	(12,463)	(6,226)

Interest paid on:
Interest checking, savings and money market deposits	61	(48)	13	198	(382)	(184)
Time deposits	(160)	(421)	(581)	(514)	(1,412)	(1,926)
Borrowings	(673)	(1,397)	(2,070)	(2,571)	(7,095)	(9,666)
Total interest-bearing liabilities (2)	(2)	(2,636)	(2,638)	96	(11,872)	(11,776)

Net interest earnings (2)	1,899	(911)	988	5,729	(179)	5,550

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2014	2013	2014	2013
Deposit service fees	$13,833	$12,703	$39,260	$36,643
Employee benefit services	10,755	9,397	31,638	28,564
Wealth management services	4,617	3,823	13,529	11,566
Other banking services	1,503	1,072	3,672	2,618
Mortgage banking	364	599	993	1,111
Subtotal	31,072	27,594	89,092	80,502
Gain on sales of investment securities	0	0	0	63,799
Loss on debt extinguishments	0	0	0	(63,500)
Total noninterest income	$31,072	$27,594	$89,092	$80,801

Noninterest income/operating income (FTE basis) (1)	32.2%	30.0%	31.4%	29.9%

(1)For purposes of this ratio noninterest income excludes gains and losses on sales of investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on sales of investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $31.1 million in the third quarter of 2014 and $89.1 million for the first nine months of 2014.  This represents an increase of $3.5 million or 12.6% for the quarter and $8.3 million or 10.3% for the YTD period in comparison to 2013.  General recurring banking revenue (deposit service fees and other banking services) of $15.3 million for the third quarter and $42.9 million for the first nine months of 2014 were up $1.6 million or 11.3% and $3.7 million or 9.4%, respectively, as compared to the prior year periods.  This growth was driven by the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue and the annual dividend from retail insurance programs that more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income totaled $0.4 million for the third quarter of 2014 and $1.0 million for the first nine months of 2014, down $0.2 million and $0.1 million as compared to the third quarter and first nine months of 2013, respectively.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $6.5 million in the third quarter of 2014 and $15.4 million for the first nine months of 2014.  Residential mortgage loans held for sale at September 30, 2014 totaled $0.7 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $1.4 million or 14.5% and $3.1 million or 10.8% for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods.  This business benefited from new customer generation, favorable market conditions and additional service offerings.  Wealth management services revenue increased $0.8 million or 21% and $2.0 million or 17% for the third quarter and YTD periods, respectively, as compared to the prior year periods, driven by solid organic growth in trust, investment product sales and asset advisory services, as well as favorable market conditions.

For the first nine months of 2013, the Company sold $648.7 million of investments securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  These actions improved the Company’s regulatory capital position and positively impacted net interest income generation.

The ratio of noninterest income to total income (FTE basis) was 32.2% for the quarter and 31.4% for the year-to-date period, versus 30.0% and 29.9%, respectively, for the comparable periods of 2013.  The increase for the year-to-date period is a function of a 10.7 % increase in non-interest income, primarily from the B of A branch acquisitions as well as strong organic growth at the Company’s employee benefit services and wealth management businesses, while net interest income increased at a lesser 2.9% rate due to a lower level of growth in the interest-bearing balance sheet.

Operating Expenses

Table 5 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.
Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2014	2013	2014	2013
Salaries and employee benefits	$30,941	$30,448	$92,090	$91,217
Occupancy and equipment	6,617	6,448	21,224	20,263
Data processing and communications	7,475	6,998	21,529	20,334
Amortization of intangible assets	1,051	1,089	3,293	3,408
Legal and professional fees	1,973	1,897	5,427	5,363
Office supplies and postage	1,466	1,566	4,664	4,579
Business development and marketing	1,764	1,973	5,424	5,256
FDIC insurance premiums	952	923	2,918	2,923
Acquisition expenses and litigation settlement	2,800	71	2,923	76
Other	3,772	3,631	10,404	10,553
Total noninterest expenses	$58,811	$55,044	$169,896	$163,972

Operating expenses(1)/average assets	2.92%	2.99%	2.96%	2.99%
Efficiency ratio(2)	57.0%	58.6%	57.7%	59.6%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles and litigation settlement.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gains and losses on investment securities and debt extinguishments.

As shown in Table 5, operating expenses were $58.8 million and $169.9 million for the third quarter and YTD periods of 2014, respectively, an increase of $3.8 million or 6.8% and $5.9 million or 3.6% from the prior year periods, respectively.  Included in third quarter 2014 operating expenses is a $2.8 million litigation settlement charge.  Excluding the litigation settlement charge, operating expenses for the quarter and year-to-date periods were $56.0 million and $167.1 million, respectively, an increase of $1.0 million or 1.8% from the third quarter of 2013 and an increase of $3.1 million or 1.9% as compared to the first nine months of 2013, primarily reflective of additional operating costs associated with the eight branches acquired from B of A in December of 2013.  Salaries and employee benefits increased $0.5 million or 1.6% and $0.9 million or 1.0% for the third quarter and YTD periods of 2014, respectively as compared to the comparable periods of 2013.  Merit-based personnel cost increases were offset by lower defined benefit plan costs of $1.0 million for the quarter and $3.3 million for the YTD period related to the combination of strong plan asset performance and higher pension discount rates.  Additional changes to operating expenses can be attributable to higher occupancy and equipment (up $0.2 million for the quarter and up $1.0 million YTD), and data processing and communications (up $0.5 million for the quarter and $1.2 million YTD).  The aforementioned acquisitions had an impact on the increases of each of these expense categories, reflecting the additional cost of operating an expanded franchise.  Additionally contributing to the higher occupancy and equipment costs were higher weather-related maintenance and utility costs for the first quarter of 2014 as compared to the first quarter of 2013.  The litigation settlement charge pertains to class action lawsuits involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  The Company contests the allegations and asserted affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for the shareholders when measured against the risks and resources required for litigation.  The settlement is subject to final court approval.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization, acquisition expenses and litigation settlement charge divided by the sum of net interest income (FTE) and noninterest income excluding gains/(losses) on investment securities and debt extinguishment costs) was 57.0% for the third quarter, 1.6 percentage points favorable to the comparable quarter of 2013.  This improvement resulted from operating income increasing 4.9%, driven by solid growth in noninterest income and net interest income, while operating expenses (as described above) increased at a lower 2.0% rate.  The efficiency ratio of 57.7% for the first nine of 2014 was 1.9 percentage points favorable as compared to the first nine months of 2013 due to operating income increasing at a 5.3% rate, while core operating expenses increased at a slower 2.0% rate.  Operating expenses, excluding intangible amortization, acquisition expenses and litigation settlement, as a percentage of average assets decreased seven basis points and three basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 2.0% for the quarterly and year-to-date periods, while average assets increased at a faster 4.2% pace for the quarter and 3.1% for the year-to-date period, benefitting from  the B of A acquisition and organic loan growth.

Income Taxes

The third quarter and YTD 2014 effective income tax rates were 29.9% and 29.8%, respectively, as compared to the 29.2% effective tax rate for both of the comparable periods of 2013, reflective of a higher proportion of income being generated from fully taxable sources.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.51 billion at the end of the third quarter, an increase of $287.5 million from December 31, 2013 and a decrease of $12.3 million from September 30, 2013.  The book value (excluding unrealized gains and losses) of investments increased $212.3 million from December 31, 2013 and decreased $60.4 million from September 30, 2013.  As part of the ongoing asset/liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired a portion of the Company’s existing FHLB borrowings.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and Agency securities, realizing $63.8 million of gains that supported the retirement of $501.6 million of FHLB borrowings.  These actions enhanced the Company’s regulatory capital position and reduced the expected duration of the investment portfolio, while positively impacting expected future net interest income generation.  During the second and third quarters of 2013, the Company purchased $525 million of U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition and certain other expected cash flows.

In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance trust preferred CDO securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, recognizing a $15.5 million loss.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities, previously classified as held-to-maturity, at a gain of $32.4 million.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification were transferred to the available-for-sale classification prior to December 31, 2013.  As a result of the transaction, the Company will not be able to use the held-to-maturity classification for the foreseeable future.  During the first nine months of 2014, the Company purchased another $225 million of U.S. Treasury securities.

With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions and pooled trust preferred securities.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2014, the portfolio had a $44.2 million net unrealized gain, an increase of $75.2 million from the unrealized loss at December 31, 2013 and a $48.1 million increase from the unrealized loss at September 30, 2013.  These changes in the unrealized gain (loss) are indicative of the sale of securities in 2013 as well as the recent decline in longer-term interest rates.

Table 6: Investment Securities

	September 30, 2014		December 31, 2013		September 30, 2013
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$0	$0	$540,649	$576,485
Obligations of state and political subdivisions	0	0	0	0	61,638	64,501
Government agency mortgage-backed securities	0	0	0	0	12,706	12,746
Corporate debt securities	0	0	0	0	2,909	2,948
Other securities	0	0	0	0	8	8
Total held-to-maturity portfolio	0	0	0	0	617,910	656,688

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1,476,678	1,486,627	1,252,332	1,212,147	888,404	877,272
Obligations of state and political subdivisions	662,742	688,334	665,441	668,982	621,802	625,995
Government agency mortgage-backed securities	236,819	244,122	250,431	254,978	238,348	244,899
Pooled trust preferred securities	0	0	0	0	56,540	51,251
Corporate debt securities	26,835	27,287	26,932	27,587	24,055	24,807
Government agency collateralized mortgage obligations	18,394	19,130	21,779	22,048	22,996	23,936
Marketable equity securities	250	431	250	421	351	492
Total available-for-sale portfolio	2,421,718	2,465,931	2,217,165	2,186,163	1,852,496	1,848,652

Other Securities:
Federal Home Loan Bank common stock	19,814	19,814	12,053	12,053	31,187	31,187
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,447	4,447	4,459	4,459	4,775	4,775
Total other securities	40,311	40,311	32,562	32,562	52,012	52,012

Total investments	$2,462,029	$2,506,242	$2,249,727	$2,218,725	$2,522,418	$2,557,352

Loans

As shown in Table 7, loans ended the third quarter at $4.22 billion, up $191.8 million or 4.8% from one year earlier and up $108.2 million or 2.6% from the end of 2013.  The growth during the last twelve months was attributable to strong organic growth in the consumer indirect and direct installment portfolios and moderate growth in consumer mortgage and business lending balances, partially offset by the continued soft demand for home equity loans.

Table 7: Loans

(000's omitted)	September 30, 2014		December 31, 2013		September 30, 2013
Consumer mortgage	$1,598,298	37.9%	$1,582,058	38.5%	$1,570,607	39.0%
Business lending	1,251,178	29.7%	1,260,364	30.7%	1,214,796	30.2%
Consumer indirect	841,975	20.0%	740,002	18.0%	713,310	17.7%
Consumer direct	186,672	4.4%	180,139	4.4%	178,496	4.4%
Home equity	339,121	8.0%	346,520	8.4%	348,246	8.7%
Total loans	$4,217,244	100.0%	$4,109,083	100.0%	$4,025,455	100.0%

Consumer mortgages increased $27.7 million or 1.8% from one year ago and increased $16.2 million or 1.0% from December 31, 2013.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgage volume has slowed during 2014 as the market opportunities for refinancing have declined. The consumer real estate portfolio does not include exposure to Alt-A or other higher-risk mortgage products.  The Company chose to retain in portfolio almost all of mortgage production in the first half of 2013 and sold $15.4 million in the secondary market during the first nine months of 2014.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $36.4 million from September 30, 2013 and decreased $9.2 million from December 31, 2013, as contractual and other unscheduled principal reductions continued to offset new loan generation in certain periods.  Soft customer demand and highly competitive conditions continue to prevail in the small and middle market segments the Company operates in due primarily to general economic conditions.  Further, the Company proactively managed payout of certain unprofitable acquired loan relationships during the last few years.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $136.8 million or 15% on a year-over-year basis and increased $108.5 million or 11.8% as compared to December 31, 2013.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has grown in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predict moderate vehicle sales increases over the prior year levels and this should create opportunity for the Company to continue to produce indirect loan growth.

Home equity loans decreased $9.1 million or 2.6% from one year ago and decreased $7.4 million or 2.1% from December 31, 2013, in part due to home equity loans being paid off or down as part of the above average level of mortgage refinancing activity that occurred over the past 24 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that is occurring in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2014 and 2013 and December 31, 2013.

Table 8: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2014	2013	2013
Nonaccrual loans
Consumer mortgage	$14,261	$12,560	$11,622
Business lending	4,426	4,555	7,705
Consumer indirect	11	14	14
Consumer direct	2	4	4
Home equity	2,623	2,340	2,368
Total nonaccrual loans	21,323	19,473	21,713
Accruing loans 90+ days delinquent
Consumer mortgage	2,127	1,338	1,971
Business lending	66	164	5
Consumer indirect	115	755	380
Consumer direct	38	117	161
Home equity	344	181	133
Total accruing loans 90+ days delinquent	2,690	2,555	2,650
Nonperforming loans
Consumer mortgage	16,388	13,898	13,593
Business lending	4,492	4,719	7,710
Consumer indirect	126	769	394
Consumer direct	40	121	165
Home equity	2,967	2,521	2,501
Total nonperforming loans	24,013	22,028	24,363

Other real estate owned (OREO)	3,619	5,060	5,218
Total nonperforming assets	$27,632	$27,088	$29,581

Nonperforming loans / total loans	0.57%	0.54%	0.61%
Nonperforming assets / total loans and other real estate	0.65%	0.66%	0.73%
Delinquent loans (30 days old to nonaccruing) to total loans	1.32%	1.49%	1.48%
Net charge-offs to average loans outstanding (quarterly)	0.10%	0.29%	0.15%
Net charge-offs to average legacy loans outstanding (quarterly)	0.11%	0.21%	0.17%
Loan loss provision to net charge-offs (quarterly)	160%	108%	147%
Legacy loan loss provision to net charge-offs (quarterly) (1)	160%	130%	126%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at September 30, 2014 were $27.6 million, a $0.5 million increase versus the level at the end of 2013 and a $1.9 million decrease as compared to one year earlier.  Nonperforming loans increased $2.0 million from year-end 2013 and were down $0.4 million from September 30, 2013.  Other real estate owned (“OREO”) at September 30, 2014 of $3.6 million decreased $1.4 million from December 31, 2013 and decreased $1.6 million from September 30, 2013.  The Company is managing 36 OREO properties at September 30, 2014 as compared to 46 OREO properties at December 31, 2013 and 39 OREO properties at September 30, 2013.  The OREO properties at September 30, 2014 are comprised of 9 commercial real estate properties and 27 residential properties, as compared to 13 commercial properties and 26 residential properties at September 30, 2013.  Nonperforming loans were 0.57% of total loans outstanding at the end of the third quarter, three basis points higher than the level at December 31, 2013 and four basis points lower than the level at September 30, 2013.

Approximately 19% of the nonperforming loans at September 30, 2014 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans have continued to decline and are now below the Company’s longer-term average results as a proportion of total business loans.  Approximately 68% of nonperforming loans at September 30, 2014 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process which is driven by new regulatory requirements.  The remaining 13% of nonperforming loans relate to consumer installment and home equity loans with home equity non-performing loan levels being driven by the same factors identified for consumer mortgage.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 189% at the end of the third quarter, as compared to 201% at year-end 2013 and 181% at September 30, 2013.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.32% at the end of the third quarter, 17 basis points below the 1.49% at year-end 2013 and 16 basis points lower than the 1.48% at September 30, 2013.  The business lending delinquency ratio at the end of the third quarter was consistent with the level at December 31, 2013 and was lower than the level at September 30, 2013. The delinquency rate for consumer direct and consumer indirect loans decreased as compared to both December 31, 2013 and September 30, 2013.  The delinquency ratio for consumer mortgages was lower than the level at December 31, 2013, but slightly higher than the level one year ago.  The home equity delinquency ratio at the end of the third quarter increased in comparison to both December 31, 2013 and September 30, 2013.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$44,615	$43,473	$44,319	$42,888
Charge-offs:
Consumer mortgage	203	217	734	817
Business lending	445	1,071	970	2,134
Consumer indirect	1,711	1,186	4,573	3,075
Consumer direct	307	348	1,219	1,300
Home equity	74	59	450	379
Total charge-offs	2,740	2,881	7,946	7,705
Recoveries:
Consumer mortgage	14	2	67	15
Business lending	335	375	607	619
Consumer indirect	1,025	811	2,826	2,682
Consumer direct	239	206	677	761
Home equity	38	4	76	16
Total recoveries	1,651	1,398	4,253	4,093

Net charge-offs	1,089	1,483	3,693	3,612
Provision for loans losses	1,747	2,093	4,647	4,807

Allowance for loan losses at end of period	$45,273	$44,083	$45,273	$44,083
Allowance for loan losses / total loans	1.07%	1.10%	1.07%	1.10%
Allowance for legacy loan losses / total legacy loans (1)	1.14%	1.16%	1.14%	1.16%
Allowance for loan losses / nonperforming loans	189%	181%	189%	181%
Allowance for legacy loan losses / nonperforming loans (1)	226%	215%	226%	215%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.05%	0.05%	0.06%	0.07%
Business lending	0.03%	0.21%	0.04%	0.16%
Consumer indirect	0.33%	0.22%	0.30%	0.08%
Consumer direct	0.14%	0.31%	0.39%	0.41%
Home equity	0.04%	0.06%	0.15%	0.14%
Total loans	0.10%	0.15%	0.12%	0.12%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2014 were $1.1 million, $0.4 million lower than the third quarter of 2013.  Net charge-offs for the nine months ended September 30, 2014 were $3.7 million, $0.1 million higher than the first nine months of 2013.  Net charge-offs for the first nine months of 2014 for the business lending and consumer mortgage portfolios decreased as compared to the equivalent prior year period.  Net charge-offs for the consumer indirect, consumer direct and home equity portfolios experienced higher levels of net charge-offs in the first nine months of 2014 as compared to the first nine months of 2013.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2014 was 0.10%, 19 basis points lower than the fourth quarter of 2013 and five basis points lower than the third quarter of 2013, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

Provision for loan losses was $1.7 million in the third quarter, and all of it was associated with legacy loans.  The provision was $0.3 million lower than the equivalent prior year period.  The third quarter 2014 loan loss provision was $0.7 million higher than the level of net charge-offs for the quarter, reflective of the growth in certain loan categories and the continuation of generally stable and favorable asset quality metrics.  The allowance for loan losses of $45.3 million as of September 30, 2014 increased $1.2 million from the level one year ago, reflective of a larger loan portfolio.  The increased proportion of lower-risk consumer loans in the portfolio, along with lower net charge off ratios have resulted in an allowance for loan loss to total legacy loans ratio of 1.14% at September 30, 2014, two basis points lower than September 30, 2013 and December 31, 2013.

As of September 30, 2014, the purchase discount related to the $290 million of remaining non-impaired loan balances acquired from HSBC Bank USA, N.A., First Niagara Bank, N.A. and Wilber National Bank approximated $9.7 million or 3.3% of that portfolio, with an additional $0.2 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $5.95 billion in the third quarter were up $303.6 million compared to the third quarter of 2013 and increased $256.4 million versus the fourth quarter of last year.  The mix of average deposits has been changing throughout the last several years.  The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 0.22% in the third quarter of 2013 to 0.17% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average third quarter non-public fund deposits increased $241.1 million or 4.7% versus the fourth quarter of 2013 and increased $253.4 million or 4.9% compared to the year earlier period.  Average public fund deposits for the third quarter increased $15.3 million, or 2.8%, from the fourth quarter of 2013 and $50.2 million or 9.7%, from the third quarter of 2013.  Public fund deposits as a percentage of total deposits increased from 9.1% in the third quarter of 2013 to 9.5% in the third quarter 2014.

Table 10: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2014	2013	2013
Noninterest checking deposits	$1,281,626	$1,149,873	$1,138,039
Interest checking deposits	1,331,239	1,238,414	1,191,928
Regular savings deposits	1,048,057	999,274	999,293
Money market deposits	1,469,215	1,426,707	1,400,342
Time deposits	822,705	882,196	919,636
Total deposits	$5,952,842	$5,696,464	$5,649,238

Nonpublic fund deposits	$5,386,604	$5,145,532	$5,133,202
Public fund deposits	566,238	550,932	516,036
Total deposits	$5,952,842	$5,696,464	$5,649,238

Borrowings

At the end of the third quarter, external borrowings of $445.9 million were $201.9 million or 83% higher than borrowings at December 31, 2013, and were $223.3 million lower than the end of the third quarter of 2013.  Short term borrowings from the FHLB were used to fund the purchase of investment securities during the first nine months of 2014.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $501.6 million of the Company’s existing FHLB borrowings with $63.5 million of early extinguishment costs.  These actions combined with the sale of investment securities with offsetting gains improved the Company’s regulatory capital position and positively impacted net interest income generation.  During the second and third quarter of 2013, the Company used $300 million of short-term borrowings to purchase U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.  In December, in conjunction with the liquidation of the trust preferred CDOs, the Company extinguished an additional $226 million of FHLB advances with $23.8 million of early extinguishment costs.  The 0.87% cost of funds on total borrowings in the third quarter was 115 basis points lower than the year-earlier period due to the balance sheet restructuring and a higher level of overnight borrowings.

Shareholders’ Equity

Total shareholders’ equity of $965.5 million at the end of the third quarter increased $89.7 million from the balance at December 31, 2013.  This increase consisted of a $47.2 million increase in other comprehensive income, net income of $68.2 million, $6.1 million from shares issued under the employee stock plan and $3.1 million from employee stock options earned, partially offset by dividends declared of $34.9 million.  The change in other comprehensive income/(loss) was comprised of a $47.4 million increase in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a negative $0.2 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $99.8 million, as net income, a higher market value adjustment on investments, the change in the funded status of the Company’s defined benefit pension and other postretirement plans and the issuance of common stock more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.79% at the end of the third quarter, up 50 basis points from year-end 2013 and 40 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2013 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 7.4%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased at a slower 1.9% pace.  The Tier I leverage ratio increased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income increased 7.9% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 3.5%, driven by the B of A branch acquisition and solid organic loan growth.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.57% increased 89 basis points from December 31, 2013 and 119 basis points versus September 30, 2013.  The increase in the tangible equity ratio from the prior year was mostly attributable to a proportionally larger increase in tangible equity than the increase in tangible asset levels due to income generation, a higher investment market value adjustment and the balance sheet restructuring conducted in 2013.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2014 was 51.2%, down from 51.8% for the nine months ended September 30, 2013.  September 2014 YTD net income increased 7.7% over the prior year period, while dividends declared increased 6.4%.  The Company’s quarterly dividend per share was raised from $0.28 to $0.30 in July 2014 and the number of common shares outstanding increased 1.0% over the last twelve months.  This marks the Company’s 22nd consecutive year of increased dividend payouts to shareholders.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $344 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2014, the Bank had $157 million of cash and cash equivalents of which $18 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $822 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.5 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2014, this ratio was 19.7% for 30-days and 19.5% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2014, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2014 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 72% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 28% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2014 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at September 30, 2014
+200 basis points	($5,819,000)
0 basis points	($652,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimatable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached a settlement in two class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In both cases, the Bank contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification in both of the cases.  On September 30, 2014, the Bank reached an agreement in principle to settle both actions for $2.8 million in exchange for releases of all claims.  The settlement is subject to final documentation, notice to the class members and Court approval. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter.

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

The following table presents stock purchases made during the third quarter of 2014:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	0	$ 0.00	0	2,000,000
August 1-31, 2014 (1)	349	35.96	0	2,000,000
September 1-30, 2014	0	0.00	0	2,000,000
Total	349	$35.96		2,000,000

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

Community Bank System, Inc.

Date: November 7, 2014	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: November 7, 2014	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer