Form 10-K
period 2014-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2015-03-02
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-13695

(Exact name of registrant as specified in its charter)

Delaware		16-1213679
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York		13214-1883
(Address of principal executive offices)		(Zip Code)
(315) 445-2282
(Registrant's telephone number, including area code)

Securities registered pursuant of Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, Par Value $1.00 per share		New York Stock Exchange

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2014 (the registrant’s most recently completed second fiscal quarter): $1,406,975,318.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2015: 40,792,708 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 20, 2015 (the "Proxy Statement")
is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns four subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Harbridge Consulting Group, LLC (“Harbridge”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker dealer.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  As of December 31, 2014, the Bank operates 182 full-service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank headquartered in Oneida, NY for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement the Company’s existing non-banking service capacity in the insurance, benefits administration and wealth management businesses.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $800 million of assets, including loans of $370 million and $690 million of deposits.  The acquisition is expected to close during the third quarter of 2015, pending both customary regulatory and Oneida shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2015.

Acquisition History (2010-2014)

EBS-RMSCO, Inc.
On January 1, 2014, the Company, through its Harbridge subsidiary, completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies (“EBS-RMSCO”).  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York market and added $1.2 million of incremental revenue in 2014.

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

Banking
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

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, CISI, Nottingham and CBNA Insurance, the Company operates a wealth management, retirement planning, higher educational planning, fiduciary, risk management, and wealth protection business.  Through a third party broker-dealer relationship, the Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

Segment Information

The Company has identified three operating business segments:  Banking, Employee Benefit Services, and Wealth Management.  Information about the Company’s business segments is included in Note T of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

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

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2014(1)	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share (1)	Branches	ATM's	Cities	Market Position
Lewis	NY	$164,915	72.03%	4	4	3	3
Franklin	NY	233,642	56.94%	8	6	6	6
Hamilton	NY	50,677	55.01%	2	2	2	2
Allegany	NY	249,209	51.31%	9	10	8	8
Cattaraugus	NY	387,929	42.90%	10	11	7	6
Seneca	NY	219,590	39.20%	4	3	4	3
Otsego	NY	355,218	36.67%	10	10	6	5
St. Lawrence	NY	399,003	36.40%	12	9	11	10
Schuyler	NY	49,715	27.55%	1	1	1	1
Clinton	NY	333,606	26.87%	4	7	2	2
Jefferson	NY	366,379	26.60%	7	9	6	6
Yates	NY	86,885	26.07%	3	2	2	1
Wyoming	PA	128,849	25.99%	4	4	3	3
Chautauqua	NY	316,539	21.99%	13	12	11	8
Essex	NY	135,816	21.73%	5	5	4	4
Livingston	NY	164,112	20.40%	5	6	5	4
Steuben	NY	180,604	19.67%	8	7	7	4
Delaware	NY	163,535	17.07%	5	5	5	5
Wayne	NY	126,234	16.17%	3	3	2	2
Ontario	NY	234,970	13.23%	8	13	5	3
Oswego	NY	162,122	12.89%	4	5	4	3
Tioga	NY	35,906	9.07%	2	2	2	1
Lackawanna	PA	412,446	7.97%	12	11	8	4
Luzerne	PA	456,629	7.83%	11	15	8	3
Herkimer	NY	43,828	7.58%	1	1	1	1
Chemung	NY	74,810	7.22%	2	2	1	0
Susquehanna	PA	51,458	6.80%	3	1	3	2
Schoharie	NY	25,636	6.29%	1	1	1	0
Carbon	PA	43,205	4.86%	2	2	2	1
Bradford	PA	49,027	4.32%	2	2	2	1
Cayuga	NY	40,735	3.98%	2	2	2	1
Chenango	NY	28,510	3.72%	2	2	1	1
Washington	NY	18,156	2.65%	1	0	1	1
Warren	NY	32,205	2.19%	1	1	1	1
Oneida	NY	58,214	1.86%	1	1	1	1
Broome	NY	28,753	1.21%	1	1	1	0
Ulster	NY	25,757	0.76%	1	1	1	1
Onondaga	NY	30,395	0.34%	2	4	2	0
Erie	NY	102,663	0.30%	4	4	3	2
Tompkins	NY	4,772	0.27%	1	0	1	0
Saratoga	NY	7,256	0.20%	1	1	1	0
		$6,079,910	6.46%	182	188	147	110

(1) Deposits and Market Share data as of June 30, 2014, the most recent information available from
SNL Financial LLC, adjusted for branch consolidations occurring after June 30, 2014.

Employees

As of December 31, 2014, the Company employed 1,920 full-time employees, 136 part-time employees and 126 temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders.  Set forth below is a description of the material information governing the laws and regulations applicable to the Company and the Bank.  This summary is not complete and the reader should refer to these laws and regulations for more detailed information.  The Company’s and the Bank’s failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including the imposition of civil money penalties, formal agreements and cease and desist orders.  Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states and jurisdictions in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC.

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies.  Affiliated entities, including BPAS, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, HSI and CBNA Insurance are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

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

The FRB has established minimum capital requirements for the Company and the Bank.  The FRB capital adequacy guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%.  The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  As of December 31, 2014, the Company’s leverage ratio was 9.96%, its ratio of Tier 1 capital to risk-weighted assets was 17.27%, and its ratio of qualifying total capital to risk-weighted assets was 18.42%.  For additional information on the Company’s capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note P to the Financial Statements.  The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks.  Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRB for achieving capital adequacy.  Such a company’s ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

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

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2014.

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

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.  FDIC insurance expense totaled $3.9 million, $3.8 million and $3.8 million in 2014, 2013 and 2012, respectively.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to financial institutions larger than the Company; however, the Dodd-Frank Act does contain numerous other provisions that affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies are in the process of promulgating these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

The Dodd-Frank Act includes provisions that, among other things applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to the Company, going forward will preclude the Company from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.  The Company has not issued any trust preferred securities since May 19, 2010.

Pursuant to FRB regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of $.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

On December 10, 2013, the FRB, SEC, OCC, FDIC and Commodity Futures Trading Commission issued the final rules implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) which became effective on April 1, 2014.  The final rules prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account.  The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds.  Banking entities with less than $10 billion in total consolidated assets, which generally have very little or no involvement in prohibited proprietary trading or investment activities in covered funds, do not have any compliance obligations under the final rule if they do not engage in any covered activities other than trading in certain government, agency, State or municipal obligations.

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

The scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined over time as final regulations are issued and become effective.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that they at a minimum will increase the Company’s and the Bank’s operating and compliance costs.  As rules and regulations continue to be issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

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

The Basel III final capital framework, among other things: introduces as a new capital measure “Common Equity Tier 1,” or “CET1,” specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations.  When fully phased in on January 1, 2019, Basel III requires banks to maintain:

●
a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent);

●
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

●
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation);

●
as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

●
provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Banking institutions will be required to meet the following minimum capital ratios based upon the final Basel III rules:

●	4.5 percent CET1 to risk-weighted assets;
●	6.0 percent Tier 1 capital to risk-weighted assets; and
●	8.0 percent Total capital to risk-weighted assets.

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

Consumer Protection Laws
In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, GLB Act, the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), and various state law counterparts.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  Because the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act weakens the federal preemption rules that have been applicable to national banks and gives attorneys general for the states certain powers to enforce federal consumer protection laws.  Further, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in any unfair, deceptive, or abusive acts or practice (“UDAAP”).  A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial, and reputational consequences.

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

USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  The USA Patriot Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with the provision of the Act.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution.  The Company has approved policies and procedures that are designed to comply with the USA Patriot Act and its regulations.

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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934, as amended.  In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

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

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of the Company’s various categories of earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a bank holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

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

The Dodd-Frank Act also established the CFPB and authorizes it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company is subject to the regulations promulgated by the CFPB, which will focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.

The CFPB’s QM Rule became effective on January 10, 2014.  The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet this definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard.   The QM Rule on qualified mortgages and similar rules could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.

Compliance with new laws and regulations will likely result in additional costs and/or decreases in revenue, which could adversely impact the Company’s results of operations, financial condition or liquidity.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Pursuant to the Dodd-Frank Act, the Federal Reserve adopted a rule, effective as of October 1, 2011, addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  This rule limits interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve.  Although technically the fee caps rule only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Company, may also be impacted due to market reaction.  The Company contracts with large debit card processors and clearing networks with which it could have weaker bargaining power due to the interchange fee limitations.  As a result of the Dodd-Frank Act, the Company continues to expect to earn lower revenues on these types of transactions.

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

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive.  The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet.  The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price.  Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms.  These developments could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity.  The Company may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits.  Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2014, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

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

The Company relies heavily on communications and information systems to conduct its business.  The Company may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

The Company may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of FHLB in order to qualify for membership in the Federal Home Loan Bank system, which enables it to borrow funds under the FHLB advance program.  The carrying value of the Company’s FHLB common stock was $19.6 million as of December 31, 2014.  There are 12 branches of the Federal Home Loan Bank system, including New York.  Statutorily, to the extent that one Federal Home Loan Bank branch cannot meet its obligations to pay its share of the system’s debt, other Federal Home Loan Bank branches can be called upon to make any required payments.  Any such adverse effects on the FHLBNY could adversely affect the value of the Company’s investment in its common stock and negatively impact the Company’s results of operations.

The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of acquired companies). In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s ultimate losses may be higher than the amounts accrued for legal loss contingencies, which could adversely affect the Company’s financial condition and results of operations.

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

Trading activity in the Company’s common stock could result in material price fluctuations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of other factors including, but not limited to:
●	Changes in securities analysts’ expectations of financial performance;
●	Volatility of stock market prices and volumes;
●	Incorrect information or speculation;
●	Changes in industry valuations;
●	Variations in operating results from general expectations;
●	Actions taken against the Company by various regulatory agencies;
●	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
●
Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, oil prices, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and

●	Severe weather, natural disasters, acts of war or terrorism and other external events

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 205 properties located in the counties identified in the table on page 5, of which 132 are owned and 73 are under lease arrangements.  With respect to the Banking segment, the Company operates 182 full-service branches and six facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates nine customer service facilities, all of which are leased.  With respect to the Wealth Management segment, the Company operates eight customer service facilities, seven of which are leased and one is owned.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2014 had a net book value of $58.6 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2014, rental fees of $5.1 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimatable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached an agreement in principle to settle two related class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In both cases, the Bank contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification in both of the cases.  On September 30, 2014, the Bank reached an agreement in principle to settle both actions for $2.8 million in exchange for releases of all claims.  The settlement is subject to final documentation, notice to the class members and Court approval. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter of 2014, and is included in the Other expenses line item in the Consolidated Statements of Income.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	54
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	50
Executive Vice President and Chief Financial Officer.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	58
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	58
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 40,792,708 shares of common stock outstanding on January 31, 2015, held by approximately 3,445 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2014
4th	$38.99	$32.84	$0.30
3rd	$37.29	$33.59	$0.30
2nd	$39.91	$35.27	$0.28
1st	$39.43	$33.74	$0.28

2013
4th	$40.27	$33.23	$0.28
3rd	$34.71	$31.12	$0.28
2nd	$30.85	$27.64	$0.27
1st	$29.92	$27.60	$0.27

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.30 per share for the first quarter of 2015.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2009 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued upon	Weighted-average	For Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
Plan Category	and Rights (1)	and Rights	reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	85,437	$17.41	5,701
2004 Long-term Incentive Plan	2,312,060	23.48	717,755
2014 Long-term Incentive Plan	0	0	1,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,397,497	$23.27	1,723,456

(1) The number of securities includes unvested restricted stock issued of 245,721.

Stock Repurchase Program
At its December 2013 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2014. There were 123,000 treasury stock purchases in 2014.  At its December 2014 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during  a twelve-month period starting January 1, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2014:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
October 1-31, 2014	123,000	$35.51	123,000	1,877,000
November 1-30, 2014	0	0	0	1,877,000
December 1-31, 2014	0	0	0	1,877,000
Total	123,000	$35.51

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2014.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2014	2013	2012	2011	2010
Income Statement Data:
Loan interest income	$185,527	$188,197	$192,710	$192,981	$178,703
Investment interest income	70,693	75,962	88,690	77,988	69,578
Interest expense	11,792	26,065	50,976	61,556	66,597
Net interest income	244,428	238,094	230,424	209,413	181,684
Provision for loan losses	7,178	7,992	9,108	4,736	7,205
Noninterest income	119,020	108,748	98,955	89,283	88,792
Gain (loss) on investment securities & early retirement of long-term borrowings, net	0	(6,568)	291	(61)	0
Acquisition expenses, litigation settlement, and contract termination charges	2,923	2,181	8,247	4,831	1,365
Other noninterest expenses	223,657	219,074	203,510	185,541	175,521
Income before income taxes	129,690	111,027	108,805	103,527	86,385
Net income	91,353	78,829	77,068	73,142	63,320
Diluted earnings per share	2.22	1.94	1.93	2.01	1.89

Balance Sheet Data:
Cash equivalents	$12,870	$11,288	$84,415	$203,082	$114,996
Investment securities	2,512,974	2,218,725	2,818,527	2,151,370	1,742,324
Loans, net of unearned discount	4,236,206	4,109,083	3,865,576	3,471,025	3,026,363
Allowance for loan losses	(45,341)	(44,319)	(42,888)	(42,213)	(42,510)
Intangible assets	386,973	390,499	387,134	360,564	311,714
Total assets	7,489,440	7,095,864	7,496,800	6,488,275	5,444,506
Deposits	5,935,264	5,896,044	5,628,039	4,795,245	3,934,045
Borrowings	440,122	244,010	830,134	830,329	830,484
Shareholders’ equity	987,904	875,812	902,778	774,583	607,258

Capital and Related Ratios:
Cash dividends declared per share	$1.16	$1.10	$1.06	$1.00	$0.94
Book value per share	24.24	21.66	22.78	20.94	18.23
Tangible book value per share (1)	15.63	12.80	13.72	11.85	9.49
Market capitalization (in millions)	1,554	1,604	1,084	1,028	925
Tier 1 leverage ratio	9.96%	9.29%	8.40%	8.38%	8.23%
Total risk-based capital to risk-adjusted assets	18.75%	17.57%	16.20%	15.51%	14.74%
Tangible equity to tangible assets (1)	8.92%	7.68%	7.62%	7.12%	6.14%
Dividend payout ratio	51.6%	56.0%	54.3%	49.3%	49.2%
Period end common shares outstanding	40,748	40,431	39,626	36,986	33,319
Diluted weighted-average shares outstanding	41,232	40,726	39,927	36,454	33,553

Selected Performance Ratios:
Return on average assets	1.23%	1.09%	1.08%	1.18%	1.16%
Return on average equity	9.65%	9.04%	8.82%	10.36%	10.66%
Net interest margin	3.91%	3.91%	3.88%	4.07%	4.04%
Noninterest income/operating income (FTE)	31.4%	30.0%	28.6%	28.4%	31.1%
Efficiency ratio (2)	57.9%	59.3%	57.4%	57.6%	59.4%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.07%	1.08%	1.11%	1.22%	1.40%
Nonperforming loans/total loans	0.56%	0.54%	0.75%	0.85%	0.61%
Allowance for loan losses/nonperforming loans	190%	201%	147%	144%	230%
Loan loss provision/net charge-offs	117%	122%	108%	94%	109%
Net charge-offs/average loans	0.15%	0.17%	0.23%	0.15%	0.21%

 (1) The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance.

(2) Efficiency ratio provides a ratio of operating expenses to operating income.  It excludes intangible amortization, goodwill impairment, acquisition expenses, litigation settlement and contract termination charges from expenses and gains and losses on investment securities & early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control.  Management also believes such information is useful to investors in evaluating Company performance.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 19 and the Company’s Consolidated Financial Statements and related notes that appear on pages 50 through 90.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure.  The term “this year” and equivalent terms refer to results in calendar year 2014, “last year” and equivalent terms refer to calendar year 2013, and all references to income statement results correspond to full-year activity unless otherwise noted.

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

●
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

●
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

●
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities and consequently did not use the held-to-maturity classification in 2014.

●
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

●
Intangible assets – As a result of acquisitions the Company carries goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred.  Should an impairment occur goodwill will be reduced to its carrying value through a charge to earnings.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

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

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest income component of total revenue through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of specific product lines, liquidity and interest rate sensitivity, enhancements to customer products and services and their underlying performance characteristics, technology advancements, market share, peer comparisons, and the performance of acquisition and integration activities.

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

On January 1, 2014, Harbridge Consulting Group, LLC completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies.  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York marketplace and added $1.2 million of incremental revenue in 2014.

The Company reported net income for the year ended December 31, 2014 of $91.4 million, 15.9% above 2013’s reported net income of $78.8 million.  Earnings per share of $2.22 for full year 2014 were $0.28 above the prior year level.  The increase in net income was due to an increase in net interest income, higher noninterest income, the absence of net loss on the sale of investment securities and debt extinguishments, a lower provision for loan losses, and lower acquisition expenses.  Offsetting these positive items were increased operating expenses and a $2.8 million, or $0.05 per share, litigation settlement charge.  The 2013 results included $2.2 million, or $0.04 per share, of acquisition expenses related to the B of A branch acquisition and a $6.6 million, or $0.12 per share, net loss on the sale of investment securities and debt extinguishments.  The litigation settlement charge in 2014 pertains to the settlement of a class action lawsuit involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  The loss in 2013 on the sale of investment securities and debt extinguishments resulted from the sale of the Company’s portfolio of bank and insurance company trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the initial announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule.”

The Company experienced year-over-year growth in average interest-earning assets, reflective of strong organic loan growth and the impact of the B of A branch acquisition completed in the fourth quarter of 2013, partially offset by the continued effects of the balance sheet restructuring that occurred during the first half of 2013, whereby certain longer duration investment securities were sold and a portion of the Company’s existing FHLB borrowings were retired, as well as the sale of certain investments at the end of 2013 in response to “Volcker Rule”, as mentioned in the previous paragraph.  Average deposits increased in 2014 as compared to 2013, reflective of a full year of the deposits acquired in December 2013 as well as organic growth in core deposits, offset by a reduction in time deposit balances.  Average external borrowings in 2014 decreased from 2013 reflective of the Company’s balance sheet restructuring activities undertaken during 2013 and the funding provided by the acquisition.

Asset quality in 2014 remained stable and favorable in comparison to averages for peer financial organizations.  As compared to 2013, net loan charge-off ratios and loan delinquency ratios were modestly improved.  Year-end 2014 nonperforming loan ratios were slightly higher than the 2013 levels but remain favorable.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank headquartered in Oneida, NY for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement the Company’s existing non-banking service capacity in the insurance, benefits administration and wealth management businesses.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $800 million of assets, including loans of $370 million and $690 million of deposits.  The acquisition is expected to close during the third quarter of 2015, pending both customary regulatory and Oneida shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2015.

Net Income and Profitability

Net income for 2014 was $91.4 million, an increase of $12.5 million, or 15.9%, from 2013’s earnings, while earnings per share for 2014 were $2.22, up $0.28 from 2013’s results.  The 2014 results included a $2.8 million ($0.05 per share) litigation settlement charge.  The 2013 results included $6.6 million, or $0.12 per share, net loss on the sale of certain investment securities and debt extinguishments, as well as $2.2 million, or $0.04 per share, of acquisition expenses related to the B of A branch acquisition in December 2013.

Net income for 2013 was $78.8 million, an increase of $1.8 million, or 2.3%, from 2012’s earnings of $77.1 million.  Earnings per share for 2013 were $1.94, up $0.01 from 2012’s earnings per share of $1.93.  The 2013 results included the aforementioned $6.6 million, or $0.12 per share, net loss on the sale of certain investment securities and debt extinguishments and $2.2 million, or $0.04 per share, of acquisition expenses.  The 2012 results included $5.7 million, or $0.10 per share, of acquisition expenses principally related to the Company’s acquisition of the HSBC and First Niagara branch acquisitions, as well as a $2.5 million, or $0.05 per share, litigation settlement charge.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2014	2013	2012	2011	2010
Net interest income	$244,428	$238,094	$230,424	$209,413	$181,684
Provision for loan losses	7,178	7,992	9,108	4,736	7,205
Gain on sales of investment securities, net	0	80,768	291	30	0
Loss on debt extinguishments	0	87,336	0	91	0
Noninterest income	119,020	108,748	98,955	89,283	88,792
Acquisition expenses, litigation settlement, and contract termination charges	2,923	2,181	8,247	4,831	1,365
Other noninterest expenses	223,657	219,074	203,510	185,541	175,521
Income before taxes	129,690	111,027	108,805	103,527	86,385
Income taxes	38,337	32,198	31,737	30,385	23,065
Net income	$91,353	$78,829	$77,068	$73,142	$63,320

Diluted weighted average common shares outstanding	41,232	40,726	39,927	36,454	33,553
Diluted earnings per share	$2.22	$1.94	$1.93	$2.01	$1.89

The Company operates in three business segments: banking, employee benefit services and wealth management services.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses, and municipal enterprises.  In addition to general liquidity and intermediation services, the Banking segment provides treasury management solutions, capital financing products, and payment processing services.  Employee benefit services, consisting of BPAS, Harbridge, and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services on a national basis.  It provides services to 3,600 plan sponsors and 372,000 participants, holds $18 billion in assets under custody or administration, employs 235 professionals and operates out of nine offices located in New York, New Jersey, Pennsylvania, Texas and Puerto Rico.   Wealth management services activities include trust services provided by the personal trust unit of CBNA, investment and insurance products and services provided by CISI and CBNA Insurance, and asset advisory services provided by Nottingham.  For additional financial information on the Company’s segments, refer to Note T: Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2014 earnings performance are discussed in the remaining sections of this document and are summarized as follows:

Banking
●
As shown in Table 1 above, net interest income increased $6.3 million, or 2.7%.  This was the result of a $173.0 million increase in average earning assets while the net interest margin remained consistent with the prior year.  Average loans grew $202.3 million due to solid organic growth in the consumer mortgage, consumer indirect, and consumer direct lending portfolios.  Partially offsetting the loan growth was a $29.3 million, or 1.2%, decrease in the average book value of investments, including cash equivalents, due to the balance sheet restructuring in the first half of 2013 and the sale certain investments in late December 2013.  Average deposits increased $287.9 million, or 5.1%, due to the branch acquisition and organic core deposit growth.  Average borrowings decreased $161.7 million, or 28.5%, as compared to the prior year, primarily due to the balance sheet restructuring and FHLB term advance extinguishments occurring in 2013.

●
The loan loss provision of $7.2 million decreased $0.8 million, or 10.2%, from the prior year level.  Net charge-offs of $6.2 million were $0.4 million, or 6.2%, lower than 2013.  This helped to lower the net charge-off ratio (net charge-offs / total average loans) two basis points to 0.15% for the year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, increased two basis points and decreased five basis points, respectively, as compared to December 31, 2013 levels and remain well below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 38 through 42.

●
Excluding net gain on sales of investment securities and loss on debt extinguishments, banking noninterest income for 2014 of $58.6 million increased by $4.0 million, or 7.3%, from 2013’s level primarily due to the branch acquisitions and organic growth across the franchise.  Fees from banking services were $4.2 million, or 7.9%, higher primarily due to higher debit card-related revenue and a full year of deposit relationships acquired in the B of A branch acquisition.  Additionally, 2014 mortgage banking revenue decreased $0.2 million as 2013 included the recovery of $0.4 million of previously recorded valuation allowances related to mortgage servicing rights.

●
Total banking noninterest expenses, including acquisition expenses, litigation settlement, and contract termination charges increased $3.2 million, or 1.8%, in 2014 to $181.9 million, reflective of acquired and organic growth initiatives and investments in technology infrastructure over the past two years.  Excluding acquisition expenses, litigation settlement, and contract termination charges, banking noninterest expenses increased $2.5 million, or 1.4%, due in most part to the branch acquisitions in late 2013.

Employee Benefit Services
●
Employee benefit services noninterest income for 2014 of $43.7 million was an increase of $4.2 million, or 10.5%, from the prior year level, benefiting from new and expanded customer relationships, along with increased asset-based fee income augmented by favorable financial market conditions.

●
Employee benefit services noninterest expenses for 2014 totaled $33.5 million.  This amounted to an increase from 2013 of $1.8 million, or 5.6%, and was attributable to the support of a higher revenue base including the successful integration of the EBS-RMSCO business acquired January1, 2014.

Wealth Management Services
●
Wealth management services noninterest income for 2014 was $18.6 million, an increase of $2.4 million, or 14.6%, from the prior year level.  The increase was due to positive market conditions, as well as additional resources and customers generated by both organic and acquired growth sources.

●	Wealth management services noninterest expenses of $13.1 million increased $0.6 million, or 4.6%, from 2013 primarily due to increased compensation associated with the revenue growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2014	2013	2012
Return on average assets	1.23%	1.09%	1.08%
Return on average equity	9.65%	9.04%	8.82%
Dividend payout ratio	51.6%	56.0%	54.3%
Average equity to average assets	12.75%	12.11%	12.22%

As displayed in Table 2 above, both the return on average assets and the return on average equity ratios increased in 2014 as compared to 2013.  The increase in return on average assets was the result of a significant increase in net income accomplished without a significant additional investment in assets.  The increase in return on average equity was the result of the increase in net income outpacing the increase in average shareholders’ equity.  The return on average assets and the return on average equity increased in 2013 as compared to 2012.  The increase in return on average assets was the result of net income increasing at a faster pace than average assets due in large part to noninterest income growth and a lower provision for loan losses.  The 2013 increase in return on average equity was due to increased net income while average equity declined primarily due to the balance sheet restructure in the first half of the year and market-related changes in the unrealized gains and losses on the available-for-sale portfolio during the year.

The dividend payout ratio for 2014 decreased 4.4 percentage points from 2013 as net income increased at a 15.9% rate from 2013 while dividends declared increased at a slower 6.8%, as a result of a 5.5% increase in the dividends declared per share as well as an increase in the shares outstanding due to the shares issued in conjunction with the employee stock plan during 2014 and 2013.  The dividend payout ratio for 2013 was an increase of 1.7 percentage points from 2012 as dividends declared increased 5.4%, primarily as a result of a 3.8% increase in the dividends declared per share as well as the additional 0.8 million shares issued in conjunction with the employee stock plan, while net income increased at a smaller 2.2% rate from 2012.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $260.0 million in 2014, up $6.8 million, or 2.7%, from the prior year.  This is a result of a $173.0 million, or 2.7%, increase in average interest-earning assets, a 28 basis point decrease in the average rate on interest-bearing liabilities and a $3.6 million decrease in average interest-bearing liabilities, partially offset by a 23 basis point decline in the average yield on interest-earning assets.  As reflected in Table 4, the favorable impacts of the lower rate on interest-bearing liabilities ($14.3 million), the increase in interest-earning assets ($7.3 million) and the decrease in interest-bearing liabilities ($0.02 million) were partially offset by a $14.8 million unfavorable impact from the decrease in the yield on interest-bearing assets.

The 2014 net interest margin was consistent with the 3.91% in 2013.  This result was attributable to a 28 basis point decrease in the cost of interest-bearing liabilities being offset by the 23 basis point decrease in earning-asset yield.  The yield on loans decreased 29 basis points in 2014 to 4.49% from 4.78% in 2013, due to new loan volume carrying lower yields in the current low-rate environment than the loans maturing or being prepaid, as well as certain adjustable rate loans re-pricing downward.  The yield on investments, including cash equivalents, decreased from 3.58% in 2013 to 3.42% in 2014.  This is reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s collateralized debt obligation (“CDO”) portfolio and certain Treasury securities at the end of 2013 and the purchase of lower-yielding Treasury securities at various times throughout the last 24 months.  The cost of interest-bearing liabilities decreased to 0.23% during 2014 as compared to 0.51% for 2013.  The decreased rate reflects the extinguishment of the higher rate FHLB borrowings in 2013 resulting in the use of lower rate overnight borrowings to cover current liquidity needs, as well as continued disciplined deposit pricing, whereby interest rates on essentially all deposit account categories were lowered throughout 2013 and 2014 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits declined 2.4 percentage points in 2014, while the percentage of deposits in non-interest bearing and lower cost checking accounts correspondingly increased.

The net interest margin in 2013 was 3.91%, compared to 3.88% in 2012.  This three basis point increase was attributable to a 47 basis point decrease in the cost of interest-bearing liabilities having a greater impact than a 36 basis point decrease in earning-asset yields.  The yield on loans decreased 56 basis points in 2013 to 4.78% from 5.34% in 2012, due to new loan volume carrying lower yields in the current low-rate environment than the loans maturing or being prepaid, as well as certain adjustable rate loans re-pricing downward.  The yield on investments, including cash equivalents, decreased from 3.80% in 2012 to 3.58% in 2013.  During the first six months of 2013, the Company sold $648.7 million of U.S. Treasury and agency securities, with an average yield of 2.78%, realizing $63.8 million of gains. The proceeds were utilized to retire $501.6 million of FHLB borrowings with an average cost of 4.15% that had $63.5 million of associated early extinguishments costs.  These actions enhanced the Company’s regulatory capital position, while positively impacting expected future net interest income generation.  During the first nine months of the year, the Company purchased $650 million of U.S. Treasury securities with an average yield of 2.49% in anticipation of the excess funding expected from the pending branch acquisition and certain other expected contractual cash flows.  The cost of funding, including the impact of non-interest checking deposits, decreased 41 basis points during 2013 to 0.42% as compared to 0.83% for 2012.  The decreased cost of funds was reflective of the extinguishment of the higher rate FHLB borrowings previously discussed, as well as continued disciplined deposit pricing, whereby interest rates on essentially all deposit account categories were lowered throughout 2013 and 2012 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits declined 2.9 percentage points in 2013, while the percentage of deposits in non-interest bearing and lower cost checking accounts correspondingly increased.

As shown in Table 3, total FTE-basis interest income decreased by $7.5 million, or 2.7% in 2014 in comparison to 2013. Table 4 indicates that a lower average yield on earning assets had a negative impact of $14.8 million.  This was mostly offset by a higher average earning-asset balance that created $7.3 million of incremental interest income.  Average loans increased a total of $202.3 million in 2014, a result of organic growth in the consumer indirect, business lending, consumer direct, and consumer mortgage portfolios, partially offset by a small decline in the home equity loan portfolio.  FTE-basis loan interest income and fees decreased $2.4 million, or 1.3%, in 2014 as compared to 2013, attributable to the 29 basis point decrease in loan yields, partially offset by higher average balances.  On an FTE basis, 2014 investment interest income, including interest earned on average cash equivalents, of $85.0 million was $5.0 million, or 5.6%, lower than the prior year as a result of a 16 basis point decrease in the yield as well as a decline in the size of the portfolio.  For 2014 average investments, including cash equivalents, were $29.3 million lower than 2013, reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s collateralized debt obligation (“CDO”) portfolio and certain Treasury securities at the end of 2013, partially offset by the purchase of Treasury securities at various times throughout the last 24 months.

Total interest income decreased by $19.1 million, or 6.4%, in 2013 from 2012’s level.  Table 4 indicates that higher average earning assets created $4.4 million of incremental interest income, offset by lower yields with a negative impact of $23.5 million.  Average loans increased a total of $326.5 million in 2013, primarily as result of strong organic growth in the consumer mortgage and consumer indirect portfolios, as well as the full year impact of the loans added in the HSBC and First Niagara branch acquisitions in the third quarter of 2012.  Loan interest income and fees decreased $4.7 million or 2.4% in 2013 as compared to 2012, attributable to the 56-basis point decrease in loan yields, partially offset by higher average loan balances.  On an FTE basis, investment interest income, including interest on average cash equivalents, of $90.0 million in 2013, was $14.4 million, or 13.8%, lower than the prior year as a result of a smaller portfolio and a 22-basis point decrease in the investment yield.  Average investments for 2013, including cash equivalents, were $231.6 million lower than 2012, reflective of the balance sheet restructure in the first half of 2013, partially offset by the purchase of U.S. Treasury securities in anticipation of the excess funding expected from the branch acquisition completed in the fourth quarter of 2013.

Total average funding (deposits and borrowings) in 2014 increased $126.2 million, or 2.0%.  Average deposits increased $287.9 million, of which approximately $240.9 million was attributable to the B of A acquisition with the remaining $47.0 million attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $383.0 million, while time deposits declined $95.1 million year-over-year.  Average external borrowings decreased $161.7 million in 2014 as compared to the prior year, reflective of a full year of the effects of the restructuring program undertaken during the first half of 2013, as well as borrowings being replaced by the liquidity provided by the branch acquisition in December 2013.  In 2013, total average funding increased $72.8 million or 1.2%.  Average deposits increased $453.2 million, of which approximately $359.3 million was attributable to the HSBC and First Niagara branch acquisitions, $14.8 million was attributable to the B of A acquisition and the remaining $79.1 million was attributable to organic deposit growth.  Average core deposit balances increased $575.4 million, while time deposits declined $122.2 million year-over-year.  Average external borrowings decreased $380.4 million in 2013 as compared to the prior year, reflective of the restructuring program in the first half of 2013 which retired $501.6 million of FHLB borrowings, partially offset by the initiative in the second and third quarter of 2013 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013.

Total interest expense decreased by $14.3 million, or 55%, to $11.8 million in 2014.  As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in nearly all of this decrease, while lower external borrowing balances were offset by higher deposit balances.  Interest expense as a percentage of average earning assets decreased 22 basis points to 0.18%.  The rate on interest-bearing deposits decreased seven basis points to 0.17% due to the reduction of rates in all interest-bearing categories throughout 2013 and 2014 and the change in deposit mix with a lower proportion of time deposits products.  The rate on external borrowings decreased 181 basis points to 0.89% in 2014 primarily due to the balance sheet restructuring in the first half of 2013 that retired $501.6 million of higher rate FHLB borrowings and by the initiative in the second and third quarter of 2013 to use lower rate short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013, as well as additional liquidity needs in 2014.  Total interest expense decreased by $24.9 million to $26.1 million in 2013 as compared to 2012.  Lower interest rates on deposits and external borrowings resulted in $24.4 million of this decrease, while lower external borrowing balances, partially offset by higher deposit balances accounted for a decrease of $0.6 million in interest expense.  Interest expense as a percentage of earning assets decreased by 40 basis points to 0.40%.  The rate on interest-bearing deposits decreased 19 basis points to 0.24% due to the reduction of rates in all interest-bearing categories throughout 2012 and 2013 and the previously discussed decline of higher rate time deposit balances.  The rate on external borrowings decreased 76 basis points to 2.70% in 2013 primarily due to the balance sheet restructuring in the first half of 2013 which retired $501.6 million of FHLB borrowings and by the initiative in the second and third quarter of 2013 to use short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2014, 2013 and 2012.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.7% in 2014 and 39.1% in 2013 and 38.8% in 2012.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet
	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$9,701	$21	0.21%	$62,584	$159	0.25%	$126,714	$330	0.26%
Taxable investment securities (1)	1,834,430	52,268	2.85%	1,806,137	56,646	3.14%	1,939,998	66,857	3.45%
Nontaxable investment securities (1)	640,737	32,737	5.11%	645,464	33,242	5.15%	679,119	37,278	5.49%
Loans (net of unearned discount)(2)	4,156,840	186,727	4.49%	3,954,515	189,172	4.78%	3,628,006	193,841	5.34%
Total interest-earning assets	6,641,708	271,753	4.09%	6,468,700	279,219	4.32%	6,373,837	298,306	4.68%
Noninterest-earning assets	782,195			732,347			780,497
Total assets	$7,423,903			$7,201,047			$7,154,334

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$3,867,818	3,614	0.09%	$3,614,722	3,773	0.10%	$3,169,651	6,895	0.22%
Time deposits	845,035	4,576	0.54%	940,095	6,959	0.74%	1,062,307	11,267	1.06%
Borrowings	405,411	3,602	0.89%	567,079	15,333	2.70%	947,454	32,814	3.46%
Total interest-bearing liabilities	5,118,264	11,792	0.23%	5,121,896	26,065	0.51%	5,179,412	50,976	0.98%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,249,807			1,119,935			989,631
Other liabilities	109,206			86,920			111,051
Shareholders' equity	946,626			872,296			874,240
Total liabilities and shareholders' equity	$7,423,903			$7,201,047			$7,154,334

Net interest earnings		$259,961			$253,154			$247,330

Net interest spread			3.86%			3.81%			3.70%
Net interest margin on interest-earning assets			3.91%			3.91%			3.88%

Fully tax-equivalent adjustment		$15,533			$15,060			$16,906

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

Table 4: Rate/Volume
	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	($115)	($23)	($138)	($164)	($7)	($171)
Taxable investment securities	875	(5,253)	(4,378)	(4,433)	(5,778)	(10,211)
Nontaxable investment securities	(243)	(262)	(505)	(1,796)	(2,240)	(4,036)
Loans (net of unearned discount)	9,410	(11,855)	(2,445)	16,600	(21,269)	(4,669)
Total interest-earning assets (2)	7,336	(14,802)	(7,466)	4,385	(23,472)	(19,087)

Interest paid on:
Interest checking, savings and money market deposits	253	(412)	(159)	861	(3,983)	(3,122)
Time deposits	(652)	(1,731)	(2,383)	(1,188)	(3,120)	(4,308)
Borrowings	(3,496)	(8,235)	(11,731)	(11,306)	(6,175)	(17,481)
Total interest-bearing liabilities (2)	(18)	(14,255)	(14,273)	(560)	(24,351)	(24,911)

Net interest earnings (2)	$6,772	$35	$6,807	$3,701	$2,123	$5,824

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the personal trust unit within CBNA), investment and insurance products and services (performed by CISI and CBNA Insurance), and investment advisory services (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2014	2013	2012
Employee benefit services	$42,580	$38,596	$35,946
Deposit service charges and fees	29,379	28,595	26,840
Electronic banking	21,156	18,480	17,025
Wealth management services	17,870	15,550	12,876
Other banking revenues	6,576	5,854	5,425
Mortgage banking	1,459	1,673	843
Subtotal	119,020	108,748	98,955
Gain on sales of investment securities, net	0	80,768	291
Loss on debt extinguishments	0	(87,336)	0
Total noninterest income	$119,020	$102,180	$99,246

Noninterest income/operating income (FTE basis) (1)	31.4%	30.0%	28.6%

(1) For purposes of this ratio noninterest income excludes gain on sales of investment securities and loss on debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis, plus noninterest income, excluding gain on sales of investment securities and loss on debt extinguishments.

As displayed in Table 5, noninterest income, excluding security gains and losses and debt extinguishments costs, of $119.0 million for 2014 increased $10.3 million, or 9.4%.  The increase was a result of growth in revenue from the Company’s financial services businesses, increased debit card-related income, and higher banking fees due to the B of A branch acquisition.  Total noninterest income, excluding security gains and losses and debt extinguishments costs, increased by $9.8 million to $108.7 million in 2013 as compared to 2012, comprised of growth in revenue from the Company’s financial services businesses,  increased debit card related income, higher banking fees due to the HSBC and First Niagara branch acquisitions and higher mortgage banking income.

Noninterest income as a percent of operating income (FTE basis) was 31.4% in 2014, up 1.4 percentage points from the prior year.  The current year increase was due to the 9.4% increase in noninterest income mentioned above, while net interest income (FTE basis) increased at a lower rate of 2.7%.  The increase from 2012 to 2013 of 1.4 percentage points was driven by a 9.9% increase in noninterest income, primarily the result of solid organic growth in the financial services businesses, the HSBC and First Niagara branch acquisitions and strong growth in debit card related income while net interest income increased at a smaller rate of 4.5%.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which amounted to $57.1 million in 2014, up $4.2 million, or 7.9%, from the prior year.  The increase was driven by the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue and the annual dividend from retail insurance programs that more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.  Electronic banking revenue grew $2.7 million due in large part to a continued concerted effort to increase the penetration and utilization of consumer debit and credit cards.  Fees from general banking services were $52.9 million in 2013, up $3.6 million, or 7.4%, from 2012.  The increase was due to the addition of new deposit relationships from both acquired and organic growth, as well as solid growth in debit card-related revenue.

In 2014, mortgage banking revenue decreased $0.2 million from the revenue generated in 2013, which was up $0.8 million from 2012, reflective of the decision to hold a majority of secondary market eligible mortgages in portfolio from mid-2011 through the first quarter of 2013.  Beginning in the second quarter of 2013, the Company began selling conforming 30 year mortgages in the secondary market.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in 2013’s mortgage banking revenue is a net impairment recovery of $0.4 million for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, in 2014 totaled $25.7 million as compared to $25.2 million and $3.6 million during 2013 and 2012, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2014 and 2013 totaled $1.0 million and $0.7 million, respectively.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

As disclosed in Table 5, noninterest income from financial services (revenues from employee benefit services and wealth management services) increased $6.3 million, or 11.6%, in 2014 to $60.5 million.  In 2014 financial services revenue accounted for 51% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  Employee benefit services generated revenue growth of $4.0 million, or 10.3%, in 2014 driven by a combination of new client generation, expanded service offerings, the EBS-RMSCO acquisition and an increase in asset-based revenue.  Employee benefit services revenue of $38.6 million in 2013 was $2.7 million higher than 2012’s results, primarily driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.

Wealth management services revenue increased $2.3 million, or 14.9%, in 2014.  Personal trust revenue increased $0.4 million, CISI revenue increased $1.6 million, Nottingham revenue increased $0.3 million, and CBNA Insurance revenue increased a nominal amount. The improved revenue generation of the wealth management services was driven by solid organic growth in trust, investment product sales and asset advisory services, as well as favorable market conditions.  Wealth management services revenue in 2013 increased $2.7 million, or 21%, as compared to 2012.  Personal trust revenue increased $0.3 million, CISI revenue increased $2.0 million, Nottingham revenue increased $0.3 million and CBNA Insurance revenue increased $0.1 million. The improved revenue generation of the wealth management services was reflective of positive market conditions and additional resources and customers from both organic and acquired growth initiatives.

Assets under administration within the Company’s employee benefit services segment increased $2.1 billion to $18.2 billion at the end of 2014 from $16.1 billion at year-end 2013, primarily as a result of additions to the collective investment fund administration business and higher equity market valuations.  Assets under management with the Company’s wealth management services segment increased $0.2 billion to $3.6 billion at the end of 2014 from $3.4 billion at year-end 2013 due to market-driven gains in equity-based assets and the addition of new client assets.  Assets under administration increased $10.8 billion for the employee benefit services segment in 2013 as compared to 2012 as a result of additions to the collective investment fund administration business and higher equity market valuations.  Assets under management increased $0.5 billion for the wealth management businesses at year end 2013 as compared to one year earlier due to market-driven gains in equity-based assets and the addition of new client assets.

In the first half of 2013, the company sold $648.7 million of investment securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  In late December 2013, in response to the uncertainties created by the announcement of the final regulations implementing the Volcker Rule, the Company sold its entire portfolio of bank and insurance trust preferred collateralized debt obligation securities (CDOs), recognizing a $15.4 million loss on the sale.  In conjunction with the liquidation of the trust preferred CDOs, the Company also extinguished $226 million of FHLB advances with $23.8 million of early extinguishment costs and sold $418 million of U.S. Treasury securities previously classified as held-to-maturity, realizing $32.4 million of gains.  There were no sales of investments or debt extinguishments in 2014.

Noninterest Expenses

As shown in Table 6, noninterest expenses increased $5.3 million, or 2.4%, in 2014 to $226.6 million and include a litigation settlement charge of $2.8 million and non-recurring acquisition expenses of $0.1 million, as well as incremental operating expenses from the B of A branch acquisition.  Noninterest expenses of $221.3 million in 2013 were $9.5 million, or 4.5%, higher than 2012 and include non-recurring acquisition expenses as well as incremental operating expenses from the HSBC, First Niagara and B of A acquisitions.  Operating expenses (excluding acquisitions expenses, litigation settlement charge and amortization of intangible assets) as a percent of average assets for 2014 was 2.95%, down three basis points from 2.98% in 2013 and 17 basis points higher than the 2.78% in 2012.  The decrease in this ratio for 2014 was due to a 2.2% increase in operating expenses, primarily a result of expanded operations due to the B of A acquisition, while average assets grew by 3.1% due to organic loan growth.  The increase in this ratio in 2013 was due to a 7.9% increase in operating expenses, primarily due to the acquisitions over the last two years, without a corresponding increase in average assets due to the balance sheet restructuring undertaken in the first half of 2013.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, litigation settlement charge and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are correlated to higher operating efficiency.  The efficiency ratio for 2014 was 1.4 percentage points lower than the 59.3% ratio for 2013 due to a 2.2% increase in operating expenses, as defined above, being smaller than the 4.7% increase in operating income.  The increase in 2014 operating income was comprised of a 2.7% increase in net interest income and a 9.4% increase in noninterest income.  In 2013, the efficiency ratio was 1.9 percentage points higher than 2012 as the 7.9% increase in operating expenses, as defined above, grew at a faster pace than the 4.5% increase in operating income, comprised of a 2.4% increase in net interest income and a 9.9% increase in noninterest income (excluding net securities gains and debt extinguishments costs).

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2014	2013	2012
Salaries and employee benefits	$123,077	$121,629	$112,034
Occupancy and equipment	27,948	27,045	25,799
Data processing and communications	29,294	27,186	23,696
Amortization of intangible assets	4,287	4,469	4,607
Legal and professional fees	7,247	7,008	7,950
Office supplies and postage	6,270	6,122	5,742
Business development and marketing	7,125	6,815	5,919
FDIC insurance premiums	3,899	3,829	3,804
Acquisition expenses and litigation settlement	2,923	2,181	8,247
Other	14,510	14,971	13,959
Total noninterest expenses	$226,580	$221,255	$211,757

Operating expenses(1) /average assets	2.95%	2.98%	2.78%
Efficiency ratio	57.9%	59.3%	57.4%
(1)Operating expenses are total noninterest expenses excluding acquisition expenses, litigation settlement charges and amortization of intangible assets

Salaries and employee benefits increased $1.4 million, or 1.2%, in 2014 primarily due to the addition of approximately 40 employees as a result of the B of A acquisition in late 2013, as well as the impact of annual merit increases and higher incentive payments in 2014 based on the achievement of the Company’s annual business objectives, partially offset by lower pension related costs.  Total salaries and employee benefits increased $9.6 million, or 8.6%, in 2013, primarily due to the addition of approximately 145 employees from the HSBC and First Niagara branch acquisitions in the third quarter of 2012, 40 employees as a result of the B of A acquisition in late 2013, as well as the impact of annual merit increases and higher incentive payments in 2013 based on the achievement of the Company’s annual business objectives.  Total full-time equivalent staff at the end of 2014 was 1,945 compared to 1,987 at December 31, 2013 and 1,996 at the end of 2012.

Employee medical expenses decreased $0.8 million, or 8.3%, in 2014 due primarily to a lower level of claims experienced in 2014.  Medical expenses increased $1.7 million in 2013, or 20%, due to a general rise in the cost of medical care, administration and insurance, as well as the additional employees added from the HSBC and First Niagara branch acquisitions in 2012.  This year’s defined benefit retirement plan expense decreased $4.7 million due to the strong asset performance and the increase in the actuarial assumption for liability discount rate from 4.1% to 5.0%.  Defined benefit pension expense in 2013 decreased $0.4 million due to the improved funded status of the pension plan, higher returns on plan assets and the increase in the liability discount.  The 401(k) Plan expense for 2014 increased approximately $0.2 million from 2013 due principally to additional participants being added as a result of the 2013 branch acquisition.  The 401(k) Plan expense increased $0.3 million in 2013 as compared to 2012 due to additional participants being added as a result of the HSBC and First Niagara acquisitions.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges increased $3.1 million, or 3.2%, in 2014, and reflects the additional cost of operating an expanded franchise due to the B of A branch acquisition completed in December 2013.  Data processing and communication expenses increased $2.1 million, or 7.8%, over 2013 levels, due to the higher volume of electronic transaction processing, as well as continued investments in Company-wide technology enhancements.  Business development and marketing increased $0.3 million, or 4.6%, in 2014 and reflects the Company’s investment to expand its exposure and strengthen its market share.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, litigation settlement, and contract termination charges, increased $6.0 million, or 6.5%, in 2013, and includes a full year of costs from the HSBC and First Niagara branch acquisitions completed in 2012.

Acquisition expenses and litigation settlement charges totaled $2.9 million in 2014, up $0.7 million from similar costs incurred in the prior year, comprised of $0.1 million of acquisition expenses related to the EBS-RMSCO acquisition and a $2.8 million litigation settlement charge pertaining to class action lawsuits involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  The Company contests the allegations and asserted affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for the shareholders when measured against the risks and resources required for litigation.  The settlement is subject to final court approval.  Acquisition expenses for 2013 totaled $2.2 million and related primarily to the acquisition of the B of A branches.  Acquisition expenses for 2012 totaled $5.7 million and were associated with the acquisition of the HSBC and First Niagara branches.  Additionally, 2012 included a charge of $2.5 million from the settlement of a class action lawsuit related to the processing of retail debit card transactions and its impact on overdraft fees.  The Company had considerable affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for shareholders when measured against the cost and the staff resources required for litigation.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  The Company consolidated six of its branch offices during the second half of 2014 and four of its branch offices in 2013.  This realignment reduced market overlap, further strengthened its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive, strategic decision making.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 72.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2014 was 29.6%, compared to 29.0% in 2013, reflective of higher proportional levels of income being generated from fully taxable sources.  The effective tax rate for 2013 was two basis points lower than the 29.2% rate reported in 2012, reflective of generally similar proportional levels of income from both fully taxable and nontaxable sources.

Shareholders’ Equity

Shareholders’ equity ended 2014 at $987.9 million, up $112.1 million, or 12.8%, from one year earlier.  This increase reflects net income generation of $91.4 million, a $57.3 million increase in accumulated other comprehensive income, $9.9 million from the issuance of shares through employee stock plans, and $4.0 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $47.1 million and net treasury share purchases of $3.3 million.  The change in other comprehensive income was comprised of a $66.8 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) due principally to a decrease in long-term interest rates, partially offset by a negative $9.6 million adjustment to the funded status of the Company’s employee retirement plans due primarily to a decrease in the discount rate used to calculated the Company’s liability related to its pension obligations at December 31, 2014 to 4.5%.  These changes in accumulated other comprehensive income contributed to net comprehensive income of $148.6 million in 2014 as compared to a net comprehensive loss of $2.1 million in 2013.  Excluding accumulated other comprehensive income in both 2014 and 2013, capital rose by $54.8 million, or 6.1%.  Shares outstanding increased by 0.3 million during the year as shares issued from employee stock plan activity exceeded share repurchase activity.

Shareholders’ equity ended 2013 at $875.8 million, down $27.0 million, or 3.0%, from one year earlier.  This decrease reflects an $80.9 million decrease in accumulated other comprehensive income and common stock dividends declared of $44.1 million.  These decreases were partially offset by net income of $78.8 million, $15.2 million from the issuance of shares through employee stock plans and $4.0 million from stock-based compensation.  The change in other comprehensive income was comprised of a $101.5 million decrease in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) due principally to the sale of investment securities during the 2013 and a rise in long-term interest rates, partially offset by a positive $20.6 million adjustment to the funded status of the Company’s employee retirement plans.  These changes in accumulated other comprehensive income resulted in a net comprehensive loss of $2.1 million in 2013 as compared to net comprehensive income of $102.2 million in 2012.  The primary year-over-year driver of the difference was the change in unrealized gains and losses on the available-for-sale investment portfolio, much of which resulted from realizing gains in 2013.  Excluding accumulated other comprehensive income in both 2013 and 2012, capital rose by $53.9 million, or 6.4%.  Shares outstanding increased by 0.8 million during the year added through employee stock plans.

The Company’s ratio of ending Tier 1 capital to quarterly average assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 67 basis points to end the year at 9.96%.  This was the result of a 9.6% increase in Tier 1 capital, due primarily to the retention of net income, while fourth quarter average net assets (excludes investment market value adjustment, intangible assets net of related deferred tax liabilities and disallowed mortgage service rights) increased at a slower 2.3% rate.  The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 8.92% at the end of 2014 versus 7.68% one year earlier.  The increase was due to common shareholders’ equity increasing at a faster pace than tangible assets, a result of capital growth through income generation and the increase in MVA due to lower year-end interest rates.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2014 of $47.1 million represented an increase of 6.8% over the prior year.  This growth was a result of an increase in outstanding shares due to issuances related to employee stock programs and a $0.06 increase in dividends per share for the year. Dividends per share for 2014 of $1.16 represents a 5.5% increase from the $1.10 in 2013, a result of quarterly dividends per share being increased from $0.28 to $0.30 (a 7.1% increase) during the third quarter of 2014 and from $0.27 to $0.28 (a 3.7% increase) in the third quarter of 2013.  The 2014 increase in quarterly dividends marked the 22nd consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 51.6% compared to 56.0% in 2013, and 54.3% in 2012.  The dividend payout ratio decreased during 2014 because dividends declared increased 6.8% while net income increased at a 15.9% rate.  The payout ratio increased during 2013 because dividends declared increased 5.4% while net income increased at a lower 2.3% rate.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired when needed.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB advances, of which $338 million were outstanding at December 31, 2014.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2014, the Bank had $138 million of cash and cash equivalents of which $13 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $845 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.4 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2014, this ratio was 18.6% for 30-days and 18.5% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2014, there was more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2014 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2014 are summarized as follows:

Table 7: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2013	Additions	Amortization	Impairment	December 31, 2014
Banking Segment
Goodwill	$364,495	$0	$ 0	$ 0	$364,495
Core deposit intangibles	13,460	0	3,437	0	10,023
Total Banking Segment	377,955	0	3,437	0	374,518
Employee Benefit Services Segment
Goodwill	7,836	183	0	0	8,019
Other intangibles	1,506	549	648	0	1,407
Total Employee Benefit Services Segment	9,342	732	648	0	9,426
Wealth Management Segment
Goodwill	2,660	0	0	0	2,660
Other intangibles	542	29	202	0	369
Total Wealth Management Segment	3,202	29	202	0	3,029

Total	$390,499	$761	$4,287	$ 0	$386,973

Intangible assets at the end of 2014 totaled $387.0 million, a decrease of $3.5 million from the prior year-end due to $4.3 million of amortization during the year, partially offset by $0.8 million of additional intangible assets arising primarily from the EBS-RMSCO acquisition.  Intangible assets consist of goodwill and the value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2014 totaled $375.2 million, comprised of $364.5 million related to banking acquisitions and $10.7 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2014 and 2013 and no adjustments were necessary for the banking or financial services businesses.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2014	2013	2012	2011	2010
Consumer mortgage	$1,613,384	$1,582,058	$1,448,415	$1,214,621	$1,057,332
Business lending	1,262,484	1,260,364	1,233,944	1,226,439	1,023,286
Consumer indirect	833,968	740,002	647,518	556,955	494,529
Consumer direct	184,028	180,139	171,474	149,170	146,575
Home equity	342,342	346,520	364,225	323,840	304,641
Gross loans	4,236,206	4,109,083	3,865,576	3,471,025	3,026,363
Allowance for loan losses	(45,341)	(44,319)	(42,888)	(42,213)	(42,510)
Loans, net of allowance for loan losses	$4,190,865	$4,064,764	$3,822,688	$3,428,812	$2,983,853
Daily average of total gross loans	$4,156,840	$3,954,515	$3,628,006	$3,355,286	$3,075,030

As disclosed in Table 8 above, gross loans outstanding of $4.2 billion as of December 31, 2014 increased $127.1 million, or 3.1%, compared to December 31, 2013 as a result of organic growth in the consumer mortgage, consumer indirect, direct and business lending portfolios attributable to the low interest rate environment and continued business development efforts, partially offset by the continued soft demand for home equity loans.  Gross loans outstanding at December 31, 2013 of $4.1 billion increased $243.5 million, or 6.3%, compared to December 31, 2012 as a result of strong organic growth in the consumer mortgage, consumer indirect and consumer direct portfolios.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2009 and 2014 was 6.4%, comprised of approximately 5.0% of organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the consumer mortgage portfolio, which grew at a 9.1% CAGR.  The consumer indirect and direct segment grew at a compounded annual growth rate of 8.8% from 2009 to 2014.  The business lending segment grew at a compounded annual growth rate of 3.4% driven by acquisitions during the five year period.  The home equity lending segment grew at a compounded annual growth rate of 1.4% from 2009 to 2014, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 70% of loans outstanding at the end of 2014 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2014: commercial real estate (24%), healthcare (11%), restaurant & lodging (11%), general services (9%), agriculture (7%), manufacturing (7%), retail trade (8%), construction (5%), wholesale trade (5%) and motor vehicle and parts dealers (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 9%.

The consumer mortgage loans include no exposure to Alt-A or other higher-risk mortgage products and are comprised of fixed (98%) and adjustable rate (2%) residential lending.  Volume in this portion of the Company’s loan portfolio has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgages increased $31.3 million, or 2.0%, in 2014 and does not include $25.7 million of longer-term, fixed-rate residential mortgages that Company originated and sold, principally to Fannie Mae.  During 2013, the Company originated and sold $25.2 million of residential mortgages. Beginning in the fourth quarter of 2011 through the first quarter of 2013, the Company chose to retain in portfolio the majority of mortgage production.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders have restricted their lending activities in many of the Company’s markets.  Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage generation.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property, is characterized as the Company’s business lending activity.  The business lending portfolio increased $2.1 million, or 0.2%, in 2014.  Generating organic growth in this segment has remained challenging primarily due to tepid customer demand and highly competitive conditions, resulting in aggressive underwriting and at times undisciplined pricing by our competitors.  These conditions continue to prevail in the small and middle market segments in which the Company operates and, moving forward, the Company anticipates further headwinds as Money Center banks maneuver to increase market share in this space.  Further, the Company proactively managed payout of certain loan relationships that did not provide an appropriate risk adjusted return.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2014:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$186,282	$422,028	$634,977	$1,243,287
Real estate – construction	25,121	0	0	25,121
Total	$211,403	$422,028	$634,977	$1,268,408

Fixed interest rates	$31,342	$215,524	$115,685	$362,551
Floating or adjustable interest rates	180,061	206,504	519,292	905,857
Total	$211,403	$422,028	$634,977	$1,268,408

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $97.9 million, or 10.6%, from one year ago.  The volume of new and used vehicles sales to upper-tier credit profile customers in the Company’s primary markets has improved in recent periods.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market, including the re-emergence of manufacturer captive financing, has resulted in declining indirect loan yields.  Market trends predict continued vehicle sales increases over the prior year levels and this should create the opportunity for the Company to continue to produce solid indirect loan growth.

Home equity loans decreased $4.2 million, or 1.2%, from one year ago, due primarily to home equity loans being paid off or down as part of the above average level of mortgage refinancing activity that occurred over the past 24 months in the low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging activity that is occurring in response to the continued longer-term slow growth economic conditions.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2014	2013	2012	2011	2010
Nonaccrual loans
Consumer mortgage	$15,323	$12,560	$11,286	$6,520	$4,737
Business lending	2,780	4,555	13,691	18,535	9,715
Consumer indirect	10	14	0	2	0
Consumer direct	20	4	8	0	0
Home equity	2,598	2,340	1,375	1,205	926
Total nonaccrual loans	20,731	19,473	26,360	26,262	15,378
Accruing loans 90+ days delinquent
Consumer mortgage	2,397	1,338	1,818	2,171	2,308
Business lending	350	164	247	399	247
Consumer indirect	82	755	73	32	131
Consumer direct	36	117	71	95	96
Home equity	241	181	539	393	309
Total accruing loans 90+ days delinquent	3,106	2,555	2,748	3,090	3,091
Nonperforming loans
Consumer mortgage	17,720	13,898	13,104	8,691	7,045
Business lending	3,130	4,719	13,938	18,934	9,962
Consumer indirect	92	769	73	34	131
Consumer direct	56	121	79	95	96
Home equity	2,839	2,521	1,914	1,598	1,235
Total nonperforming loans	23,837	22,028	29,108	29,352	18,469

Other real estate (OREO)	1,855	5,060	4,788	2,682	2,011
Total nonperforming assets	$25,692	$27,088	$33,896	$32,034	$20,480

Allowance for loan losses / total loans	1.07%	1.08%	1.11%	1.22%	1.40%
Allowance for legacy loan losses / total legacy loans (1)	1.14%	1.15%	1.21%	1.36%	1.40%
Allowance for loan losses / nonperforming loans	190%	201%	147%	144%	230%
Allowance for legacy loans / nonperforming legacy loans (1)	221%	234%	171%	197%	230%
Nonperforming loans / total loans	0.56%	0.54%	0.75%	0.85%	0.61%
Legacy nonperforming loans / legacy total loans	0.52%	0.49%	0.71%	0.69%	0.61%
Nonperforming assets / total loans and other real estate	0.61%	0.66%	0.88%	0.92%	0.68%
Delinquent loans (30 days old to nonaccruing) to total loans	1.46%	1.49%	1.92%	1.99%	1.91%
Loan loss provision to net charge-offs	117%	122%	108%	94%	109%
Legacy loan loss provision to net charge-offs (1)	125%	134%	116%	86%	109%

(1)Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2014 at $23.8 million, an increase of approximately $1.8 million from one year earlier.  The ratio of nonperforming loans to total loans at December 31, 2014 increased two basis points from the prior year to 0.56%.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans at the end of 2014 was 0.52%, an increase of three basis points from the prior year.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.61% at year-end 2014, down five basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite soft economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2014 OREO was comprised of four commercial real estate properties with a total value of $0.5 million and 29 residential properties with a total value of $1.4 million. This compares to 12 commercial real estate properties with a total value of $3.1 million and 34 residential properties with a total value of $1.9 million at December 31, 2013.  The decrease in OREO balances and the number of properties reflects a general decrease in business lending nonperforming assets and the increased ability to sell properties in 2014, enabling the disposition of one large commercial property.

Approximately 74% of nonperforming loans at December 31, 2014 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that other parts of the country encountered.  However, the continued soft economic conditions and above average unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Additionally, contributing to the increased level of nonperforming consumer mortgages is the greater amount of time required to complete the consumer foreclosure process which is due to new regulatory requirements.  Approximately 13% of the nonperforming loans at December 31, 2014 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has declined primarily as a result of general economic improvements and maintaining strict underwriting standards.  The remaining 13% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 190% at the end of 2014 compared to 201% at year-end 2013 and 147% at December 31, 2012, reflective of the slight increase in the level of nonperforming loans.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 221% at the end of 2014, compared to 234% at year-end 2013 and 171% at December 31, 2012.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.46% of total loans outstanding, versus 1.49% at the end of 2013.  As of year-end 2014, total delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 0.83%, 1.21%, 2.08% and 1.55%, respectively.  These measures were 0.65%, 1.62%, 2.04% and 1.66%, respectively, as of December 31, 2013.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2014 was 1.32%, as compared to an average of 1.50% in 2013 and 1.80% in 2012, reflective of management’s continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession or concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has had very few TDRs.   During 2012, new regulatory guidance was issued by the OCC addressing the accounting of certain loans that have been discharged in Chapter 7 bankruptcy.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of  December 31, 2014 the Company had 68 loans totaling $2.8 million considered to be nonaccruing TDRs and 157 loans totaling $3.2 million considered to be accruing TDRs as compared to 47 loans totaling $2.0 million considered to be nonaccruing TDRs and 213 loans totaling $3.4 million considered to be accruing TDRs at December 31, 2013.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2014	2013	2012	2011	2010

Allowance for loan losses at beginning of period	$44,319	$42,888	$42,213	$42,510	$41,910
Charge-offs:
Consumer mortgage	1,075	1,012	1,004	748	583
Business lending	1,596	3,671	5,654	2,964	3,950
Consumer indirect	6,784	4,544	5,407	4,464	4,279
Consumer direct	1,595	1,954	1,694	1,273	1,719
Home equity	765	650	423	265	181
Total charge-offs	11,815	11,831	14,182	9,714	10,712
Recoveries:
Consumer mortgage	205	36	59	30	71
Business lending	750	692	1,295	692	730
Consumer indirect	3,773	3,488	3,551	3,200	2,569
Consumer direct	846	1,034	821	674	730
Home equity	85	20	23	85	7
Total recoveries	5,659	5,270	5,749	4,681	4,107

Net charge-offs	6,156	6,561	8,433	5,033	6,605
Provision for loan losses	7,497	7,358	8,715	4,350	7,205
Provision for acquired impaired loans	(319)	634	393	386	0

Allowance for loan losses at end of period	$45,341	$44,319	$42,888	$42,213	$42,510

Net charge-offs to average loans outstanding:
Consumer mortgage	0.05%	0.06%	0.07%	0.06%	0.05%
Business lending	0.07%	0.24%	0.36%	0.19%	0.31%
Consumer indirect	0.38%	0.16%	0.31%	0.24%	0.34%
Consumer direct	0.40%	0.52%	0.54%	0.39%	0.68%
Home equity	0.20%	0.18%	0.12%	0.06%	0.06%
Total loans	0.15%	0.17%	0.23%	0.15%	0.21%

As displayed in Table 11 above, total net charge-offs in 2014 were $6.2 million, down $0.4 million from the prior year due to lower net charge-offs in the business lending, consumer mortgage, and consumer direct portfolios, partially offset by higher levels of net charge-offs in the consumer indirect and home equity portfolios.  Net charge-offs in 2013 were $1.9 million lower than 2012’s level, due to lower charge-offs in the business lending and consumer indirect portfolios, partially offset by higher levels of net charge-offs in the consumer mortgage, consumer direct and home equity portfolios.

Due to the significant increases in average loan balances over time as a result of acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends.  The total net charge-off ratio for 2014 was down two basis points from 2013 and eight basis points from 2012.  Gross charge-offs as a percentage of average loans was 0.28% in 2014, as compared to 0.30% in 2013 and 0.39% in 2012, evidencing management’s continued focus on maintaining strict underwriting standards.  Continued strong recovery efforts were evidenced by recoveries of $5.7 million in 2014, representing 48% of average gross charge-offs for the latest two years, compared to 41% in 2013 and 48% in 2012.

Business loan net charge-offs decreased in 2014, totaling $0.8 million, or 0.07% of average business loans outstanding versus $3.0 million, or 0.24% of the average outstandings in 2013, reflective of the Company’s disciplined risk management and underwriting standards.  Consumer installment loan net charge-offs increased to $3.8 million this year from $2.0 million in 2013, with a net charge-off ratio of 0.38% in 2014 and 0.23% in 2013.  This is reflective of the nearly 45% growth in balances since the end of 2011 as well as lower market resale valuations that hindered consumer installment recovery efforts, which, in 2014, were 62% of average gross charge-offs for the latest two years, compared to 67% in 2013, and 68% in 2012.  The dollar amount of consumer mortgage net charge-offs decreased in 2014, with the net charge-off ratio decreasing one basis point to 0.05%.  Home equity net charges offs increased by $0.1 million to $0.7 million in 2014 while the net charge-off ratio increased two basis points to 0.20%.

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

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cashflows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses.  During the year ended December 31, 2014, the Company reversed $0.3 million of its provision for loan losses related to acquired impaired loans as the value received at closure for certain loans was greater than the value they were being carried on the books.  In 2013 and 2012, an additional $0.6 million and $0.4 million, respectively, of provision for loan losses related to the acquired impaired loans was recorded.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  For the 2014 year the Company recorded a provision for loan losses on acquired non-impaired loans of $0.6 million.  During 2013 and 2012, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.3 million and $0.7 million, respectively, with $0.5 million of 2012’s amount being recorded in the third quarter for loan pools acquired in that quarter where the net fair value of the pool was deemed greater than its par value at acquisition.

The allowance for loan losses increased to $45.3 million at the end 2014 from $44.3 million as of year-end of 2013.  The $1.0 million increase was primarily due to organic loan growth.  The allowance for legacy loan losses increased $1.6 million as growth in the loan portfolio was partially offset by changes in the composition of the loan portfolio from higher risk business loans to lower risk consumer mortgage.  The ratio of the allowance for loan losses to total loans decreased one basis point to 1.07% for year-end 2014 as compared to 1.08% for 2013 and 1.11% for 2012.  The ratio of allowance for loan losses to total legacy loans decreased one basis point to 1.14% for 2014 as compared 2013.  Management believes the year-end 2014 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $6.9 million in 2014, which was equal to the prior year, and reflects management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.17% in 2014 as compared to 0.20% in 2013 and 0.25% in 2012.  The loan loss provision was 117% of net charge-offs this year versus 122% in 2013 and 108% in 2012, reflective of the assessed risk in the portfolio.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the end of the years indicated, as well as the percentage of loans in each category to total loans.  This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 12: Allowance for Loan Losses by Loan Type

	2014		2013		2012		2011		2010
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$10,286	38.1%	$8,994	38.5%	$7,070	37.5%	$4,651	35.0%	$2,451	34.9%
Business lending	15,787	29.7%	17,507	30.5%	18,013	31.6%	20,574	34.8%	22,326	33.8%
Consumer indirect	11,544	19.7%	10,248	18.0%	9,606	16.7%	8,960	16.1%	9,922	16.4%
Consumer direct	3,083	4.3%	3,181	4.4%	3,303	4.4%	3,290	4.3%	3,977	4.8%
Home equity	2,701	8.1%	1,830	8.4%	1,451	9.4%	1,130	9.3%	689	10.1%
Acquired impaired loans	173	0.1%	530	0.2%	779	0.4%	386	0.5%	0
Unallocated	1,767		2,029		2,666		3,222		3,145
Total	$45,341	100.0%	$44,319	100.0%	$42,888	100.0%	$42,213	100.0%	$42,510	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio that is not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $2.7 million at year-end 2012 to $2.0 million at year-end 2013 to $1.8 million at December 31, 2014.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

Funding Sources

The Company utilizes a variety of funding sources to support the earning-asset base as well as to achieve targeted growth objectives.  Overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics; deposits of individuals, partnerships and corporations (nonpublic deposits), municipal deposits that are collateralized for amounts not covered by FDIC insurance (public funds), and external borrowings.  The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 13: Average Deposits

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$1,249,807	0.00%	$1,119,935	0.00%	$989,631	0.00%
Interest checking deposits	1,334,745	0.03%	1,206,242	0.03%	1,036,249	0.06%
Regular savings deposits	1,039,173	0.08%	982,519	0.10%	806,310	0.16%
Money market deposits	1,493,900	0.16%	1,425,961	0.17%	1,327,092	0.38%
Time deposits	845,035	0.54%	940,095	0.74%	1,062,307	1.06%
Total deposits	$5,962,660	0.14%	$5,674,752	0.19%	$5,221,589	0.35%

As displayed in Table 13 above, total average deposits for 2014 equaled $5.96 billion, up $287.9 million, or 5.1%, from the prior year.  Excluding the impact of the 2013 branch acquisition, average deposits increased $47.0 million, or 0.8%, as compared to 2013.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average non-acquired, non-time (“core”) deposit balances grew $200.7 million, or 4.2%, as compared to 2013 while non-acquired time deposits balances declined $153.7 million, or 16.4%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment and helped lower the cost of deposits, including the impact of non-interest checking deposits, to 0.14% in 2014 as compared to 0.19% for 2013.  Average deposits in 2013 were up $453.2 million, or 8.7%, from 2012, comprised of a $575.4 million, or 13.8%, increase in core deposits, and a $122.2 million, or 11.5%, decrease in time deposits.  Excluding the impact of the HSBC, and First Niagara acquisitions, average deposits increased $79.1 million, or 1.6%, as compared to 2012.

The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2014 with an average balance of $5.4 billion, an increase of $242.7 million, or 4.7%, over the comparable 2013 period.  Excluding the impact of the 2013 branch acquisition, average nonpublic deposits increased $2.2 million during 2014.  Nonpublic, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.

Full-year average public fund deposits increased $45.2 million, or 8.3%, during 2014 to $587.0 million.  Excluding the impact of the branch acquisition of 2013, average public fund deposits increased $44.8 million, or 8.3%, during 2014.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of external borrowings and thus prices these products based on external borrowing rates.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (interest checking, noninterest checking, savings and money market accounts) has increased, while time deposits’ weighting has decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers’ preference for unrestricted accounts in the current low rate environment.  The average balance for time deposit accounts decreased from 22.7% of total average deposits in the first quarter of 2012 to 13.2% of total average deposits for the fourth quarter of 2014.  Correspondingly, average core deposit balances have increased from 77.3% in the first quarter of 2012 to 86.8% in the fourth quarter of 2014.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest-bearing deposits to decline to 0.17% in 2014, as compared to 0.24% in 2013 and 0.43% in 2012.  The total cost of deposit funding, which includes demand deposits, also declined in 2014 to 0.14%, versus 0.19% in 2013, benefiting from the 11.6% increase in non-interest bearing checking average balances.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2014	2013
Less than three months	$33,106	$50,233
Three months to six months	33,392	43,880
Six months to one year	37,506	48,578
Over one year	65,883	63,724
Total	$169,887	$206,415

Borrowing sources for the Company include the FHLB and Federal Reserve Bank of New York, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $102 million in floating-rate subordinated debt outstanding at the end of 2014 that is held by unconsolidated subsidiary trusts.

As shown in Table 15, year-end 2014 external borrowings totaled $440.1 million, an increase of $196.1 million from the end of 2013.  Short term borrowings from the FHLB were used to fund the purchase of investment securities and cover other liquidity needs during 2014.  As part of the ongoing asset liability management process, the Company had been evaluating the opportunity to restructure certain portions of the balance sheet.  During the first half of 2013, the Company initiated a balance sheet restructuring program through the sale of certain longer duration investment securities and retired $501.6 million of the company’s existing FHLB borrowings with $63.5 million of early extinguishment costs.  These actions enhanced the Company’s regulatory capital position while positively impacting expected future net interest income generation.  During the second and third quarter of 2013, the Company used $300 million of short-term borrowing to purchase U.S. Treasury securities in anticipation of the excess funding expected from the pending branch acquisition in the fourth quarter of 2013.  In December, in conjunction with the liquidation of the trust preferred CDOs and sale of treasury securities, the Company extinguished an additional $226 million of FHLB advances with $23.8 million of early extinguishment costs.

External borrowings averaged $405.4 million, or 6.4% of total funding sources for 2014, as compared to $567.1 million, or 9.1% of total funding sources for 2013.  This ratio decreased as the Company early extinguished FHLB term advances during 2013, partially offset by the use of short-term borrowings from the FHLB to fund the purchase of investment securities and liquidity needs in 2014.  As shown in Table 16 at the end of 2014, the Company had $338.0 million, or 77% of external borrowings, with remaining terms of one year or less as compared to 58% of external borrowings maturing within one year at December 31, 2013.

As displayed in Table 3 on page 28, the overall mix of funding continued to shift in 2014.  The percentage of funding derived from deposits increased to 93.6% in 2014 from 90.9% in 2013 and 84.6% in 2012.  During 2014 average borrowings decreased 28.5% while average deposits increased 5.1%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2014	2013	2012
FHLB overnight advance	$338,000	$141,900	$0
FHLB term advances	0	0	728,034
Capital lease obligation	0	13	27
Subordinated debt held by unconsolidated subsidiary trusts	102,122	102,097	102,073
Balance at end of period	$440,122	$244,010	$830,134

Daily average during the year	$405,411	$567,079	$947,454
Maximum month-end balance	$521,211	$830,099	$1,259,932
Weighted-average rate during the year	0.89%	2.70%	3.46%
Weighted-average year-end rate	0.79%	1.22%	3.81%

The following table shows the contractual maturities of various obligations as of December 31, 2014:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
FHLB overnight advance	$338,000	$0	$0	$0	$338,000
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,527	102,527
Interest on borrowings	2,429	4,846	4,846	35,918	48,039
Purchase commitments	1,868	0	0	0	1,868
Operating leases	5,497	10,002	6,603	3,568	25,670
Total	$347,794	$14,848	$11,449	$142,013	$516,104

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

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2014	2013
Commitments to extend credit	$733,827	$704,904
Standby letters of credit	23,916	24,449
Total	$757,743	$729,353

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

The carrying value of the Company’s investment portfolio increased $294.2 million during 2014 to end the year at $2.51 billion.  The book value (excluding unrealized gains and losses) of available-for-sale investments increased $180.7 million from December 31, 2013.  During 2014, the Company purchased $224.6 million of U.S. Treasury securities at an average yield of 2.40% along with $63.7 million of obligations of state and political subdivisions at an average yield of 5.15% and $22.2 million of government agency mortgage-backed securities at an average rate of 2.83%.  Offsetting these purchases were $137.1 million of maturities, calls and collections.

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

In late December 2013, the Company sold its entire portfolio, $56.2 million, of bank and insurance company issued trust preferred collateralized debt obligation (CDO) securities in response to the uncertainties created by the announcement of the final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, recognizing a $15.5 million loss.  In conjunction with the liquidation of the trust preferred CDOs, the Company extinguished $226.4 million of FHLB term advances and sold $417.6 million of U.S. Treasury securities previously classified as held-to-maturity at a gain of $32.4 million.  The Company also reinvested the net cash proceeds of $246 million created from these transactions into U.S. Treasury securities with similar blended durations to the assets sold in order to mitigate the net interest income impact of the security sales and debt extinguishment.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification were transferred to the available-for-sale classification prior to December 31, 2013.  As a result of the transaction, the Company did not use the held-to-maturity classification in 2014.

Average investment balances including cash equivalents (book value basis) for 2014 decreased $29.3 million, or 1.2%, versus the prior year driven by the balance sheet restructure in the first half of 2013.  Investment interest income (FTE basis) in 2014 was $5.0 million, or 5.6%, lower than the prior year as a result of the lower average balances in the portfolio and because of a 16 basis point decrease in the average investment yield from 3.58% to 3.42%.  During 2014 market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower interest rates.  The investments purchased during 2014 had a weighted average yield of 3.01%.

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

The net pre-tax unrealized market value gain on the available-for-sale investment portfolio as of December 31, 2014 was $75.0 million, as compared to a pre-tax market value loss of $31.0 million one year earlier.  This increase is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2014		2013		2012
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$0	$0	$548,634	$607,715
Obligations of state and political subdivisions	0	0	0	0	65,742	71,592
Government agency mortgage-backed securities	0	0	0	0	20,578	21,657
Corporate debt securities	0	0	0	0	2,924	2,977
Other securities	0	0	0	0	16	16
Total held-to-maturity portfolio	0	0	0	0	637,894	703,957

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1,479,134	1,517,733	1,252,332	1,212,147	988,217	1,079,257
Obligations of state and political subdivisions	645,398	671,903	665,441	668,982	629,883	662,892
Government agency mortgage-backed securities	228,971	237,728	250,431	254,978	253,013	269,951
Pooled trust preferred securities	0	0	0	0	61,979	49,600
Corporate debt securities	26,803	27,091	26,932	27,587	24,136	25,357
Government agency collateralized mortgage obligations	17,330	18,025	21,779	22,048	32,359	33,935
Marketable equity securities	250	445	250	421	351	402
Total available-for-sale portfolio	2,397,886	2,472,925	2,217,165	2,186,163	1,989,938	2,121,394

Other Securities:
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
FHLB common stock	19,553	19,553	12,053	12,053	38,111	38,111
Other equity securities	4,446	4,446	4,459	4,459	5,078	5,078
Total other securities	40,049	40,049	32,562	32,562	59,239	59,239

Total	$2,437,935	$2,512,974	$2,249,727	$2,218,725	$2,687,071	$2,884,590

The following table sets forth as of December 31, 2014, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$20,947	$1,000	$1,457,187	$0	$1,479,134
Obligations of state and political subdivisions	28,441	131,582	238,109	247,266	645,398
Government agency mortgage-backed securities (2)	0	1,110	5,888	221,973	228,971
Corporate debt securities	9,998	13,976	2,829	0	26,803
Government agency collateralized mortgage obligations (2)	0	0	38	17,292	17,330
Available-for-sale portfolio	$59,386	$147,668	$1,704,051	$486,531	$2,397,636
Weighted-average yield (1)	3.59%	2.55%	2.53%	3.62%	2.78%

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

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Notwithstanding this, inflation can directly affect the value of loan collateral, real estate in particular.

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

●	Asset and liability levels using December 31, 2014 as a starting point.

●
There are assumed to be conservative levels of balance sheet growth, low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

●
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

●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2014
+200 basis points	($4,918,000)
0 basis points	($524,000)

The modeled net interest income (NII) decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the re-pricing of corresponding assets.  In the short term (year 1) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years 2-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 50 through 90 of this item.

●	Consolidated Statements of Condition,
December 31, 2014 and 2013

●	Consolidated Statements of Income,
Years ended December 31, 2014, 2013, and 2012

●	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2014, 2013, and 2012

●	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2014, 2013, and 2012

●	Consolidated Statements of Cash Flows,
Years ended December 31, 2014, 2013, and 2012

●	Notes to Consolidated Financial Statements,
December 31, 2014

●	Management’s Report on Internal Control Over Financial Reporting

●	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2014 and 2013 are contained on page 93.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$138,396	$149,647

Available-for-sale investment securities (cost of $2,397,886 and $2,217,165, respectively)	2,472,925	2,186,163

Other securities, at cost	40,049	32,562

Loans held for sale, at fair value	1,042	728

Loans	4,236,206	4,109,083
Allowance for loan losses	(45,341)	(44,319)
Net loans	4,190,865	4,064,764

Goodwill	375,174	374,991
Core deposit intangibles, net	10,023	13,460
Other intangibles, net	1,776	2,048
Intangible assets, net	386,973	390,499

Premises and equipment, net	93,633	93,636
Accrued interest and fees receivable	24,645	25,475
Other assets	140,912	152,390

Total assets	$7,489,440	$7,095,864

Liabilities:
Noninterest-bearing deposits	$1,324,661	$1,203,346
Interest-bearing deposits	4,610,603	4,692,698
Total deposits	5,935,264	5,896,044

Borrowings	338,000	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,122	102,097
Accrued interest and other liabilities	126,150	79,998
Total liabilities	6,501,536	6,220,052

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,606,422 and
41,213,491 shares issued, respectively	41,606	41,213
Additional paid-in capital	409,984	396,528
Retained earnings	525,985	481,732
Accumulated other comprehensive income (loss)	30,720	(26,546)
Treasury stock, at cost (858,701 and 782,173 shares, respectively)	(20,391)	(17,115)
Total shareholders' equity	987,904	875,812

Total liabilities and shareholders' equity	$7,489,440	$7,095,864

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$185,527	$188,197	$192,710
Interest and dividends on taxable investments	50,247	54,995	65,165
Interest and dividends on nontaxable investments	20,446	20,967	23,525
Total interest income	256,220	264,159	281,400

Interest expense:
Interest on deposits	8,191	10,732	18,162
Interest on borrowings	1,124	12,813	30,098
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,477	2,520	2,716
Total interest expense	11,792	26,065	50,976

Net interest income	244,428	238,094	230,424
Provision for loan losses	7,178	7,992	9,108
Net interest income after provision for loan losses	237,250	230,102	221,316

Noninterest income:
Deposit service fees	52,756	49,357	46,064
Other banking services	5,814	5,245	4,069
Employee benefit services	42,580	38,596	35,946
Wealth management services	17,870	15,550	12,876
Gain on sales of investment securities, net	0	80,768	291
Loss on debt extinguishments	0	(87,336)	0
Total noninterest income	119,020	102,180	99,246

Noninterest expenses:
Salaries and employee benefits	123,077	121,629	112,034
Occupancy and equipment	27,948	27,045	25,799
Data processing and communications	29,294	27,186	23,696
Amortization of intangible assets	4,287	4,469	4,607
Legal and professional fees	7,247	7,008	7,950
Office supplies and postage	6,270	6,122	5,742
Business development and marketing	7,125	6,815	5,919
FDIC insurance premiums	3,899	3,829	3,804
Acquisition expenses	123	2,181	5,747
Other expenses	17,310	14,971	16,459
Total noninterest expenses	226,580	221,255	211,757

Income before income taxes	129,690	111,027	108,805
Income taxes	38,337	32,198	31,737
Net income	$91,353	$78,829	$77,068

Basic earnings per share	$2.24	$1.96	$1.95
Diluted earnings per share	$2.22	$1.94	$1.93

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2014	2013	2012

Pension and other post retirement obligations:
Amortization of actuarial (losses)/gains included in net periodic pension cost, gross	($13,904)	$35,395	($3,786)
Tax effect	5,374	(13,841)	1,469
Amortization of actuarial (losses)/gains included in net periodic pension cost, net	(8,530)	21,554	(2,317)

Amortization of prior service cost included in net periodic pension cost, gross	(1,698)	(1,502)	(970)
Tax effect	657	588	376
Amortization of prior service cost included in net periodic pension cost, net	(1,041)	(914)	(594)

Other comprehensive (loss)/income related to pension and other post retirement obligations, net of taxes	(9,571)	20,640	(2,911)

Unrealized gains on securities:
Net unrealized holding gains/(losses) arising during period, gross	106,040	(79,899)	46,236
Tax effect	(39,203)	30,385	(17,978)
Net unrealized holding gains/(losses) arising during period, net	66,837	(49,514)	28,258

Reclassification adjustment for net gains included in net income, gross	0	(80,768)	(291)
Tax effect	0	29,756	113
Reclassification adjustment for net loss included in net income, net	0	(51,012)	(178)

Unrealized holding loss, net related to securities transferred from held-to-maturity to available-for-sale, gross	0	(1,791)	0
Tax effect	0	797	0
Reclassification adjustment for net loss transferred from held-to-maturity to available-for-sale, gross	0	(994)	0

Other comprehensive income/(loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	66,837	(101,520)	28,080

Other comprehensive income/(loss), net of tax	57,266	(80,880)	25,169
Net income	91,353	78,829	77,068
Comprehensive income/(loss)	$148,619	($2,051)	$102,237
	As of December 31,
	2014	2013	2012
Accumulated Other Comprehensive Income By Component:
Unrealized loss for pension and other postretirement obligations	($26,941)	($11,339)	($45,232)
Tax effect	10,225	4,194	17,447
Net unrealized loss for pension and other postretirement obligations	(16,716)	(7,145)	(27,785)

Unrealized gain/(loss) on available-for-sale securities	75,039	(31,002)	131,456
Tax effect	(27,603)	11,601	(49,337)
Net unrealized (loss)/gain on available-for-sale securities	47,436	(19,401)	82,119

Accumulated other comprehensive income/(loss)	$30,720	($26,546)	$54,334

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2012, 2013 and 2014
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2011	36,986,409	$37,795	$313,501	$411,805	$29,165	($17,683)	$774,583
Net income				77,068			77,068
Other comprehensive income, net of tax					25,169		25,169
Dividends declared:
Common, $1.06 per share				(41,855)			(41,855)
Common stock issued under
employee stock plan,
including tax benefits of $1,524	509,724	496	8,457			275	9,228
Stock-based compensation			3,668				3,668
Common stock issuance	2,129,800	2,130	52,787				54,917
Balance at December 31, 2012	39,625,933	40,421	378,413	447,018	54,334	(17,408)	902,778
Net income				78,829			78,829
Other comprehensive loss, net of tax					(80,880)		(80,880)
Dividends declared:
Common, $1.10 per share				(44,115)			(44,115)
Common stock issued under
employee stock plan,
including tax benefits of $1,825	805,385	792	14,154			293	15,239
Stock-based compensation			3,961				3,961
Balance at December 31, 2013	40,431,318	41,213	396,528	481,732	(26,546)	(17,115)	875,812
Net income				91,353			91,353
Other comprehensive income, net of tax					57,266		57,266
Dividends declared:
Common, $1.16 per share				(47,100)			(47,100)
Common stock issued under
employee stock plan,
including tax benefits of $2,068	399,013	393	9,463			133	9,989
Stock-based compensation			3,993				3,993
Treasury stock purchased	(123,000)					(4,368)	(4,368)
Treasury stock sold	40,390					959	959
Balance at December 31, 2014	40,747,721	$41,606	$409,984	$525,985	$30,720	($20,391)	$987,904

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$91,353	$78,829	$77,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,082	12,236	11,482
Amortization of intangible assets	4,287	4,469	4,607
Net accretion/amortization on securities, loans and borrowings	(3,533)	(5,959)	(9,379)
Stock-based compensation	3,993	3,961	3,668
Provision for loan losses	7,178	7,992	9,108
Provision for deferred income taxes	7,461	7,130	12,032
Amortization of mortgage servicing rights	444	529	687
Income from bank-owned life insurance policies	(1,037)	(1,066)	(1,121)
Gain on sales of investment securities, net	0	(80,768)	(291)
Loss on debt extinguishments	0	87,336	0
Net (gain) loss on sale of loans and other assets	(154)	257	247
Net change in loans originated for sale	137	(515)	608
Change in other assets and liabilities	(10)	(11,247)	(292)
Net cash provided by operating activities	123,201	103,184	108,424
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	713,694	5,378
Proceeds from sales of held-to-maturity investment securities	0	450,032	0
Proceeds from maturities of available-for-sale investment securities	137,282	234,021	215,223
Proceeds from maturities of held-to-maturity investment securities	0	31,595	28,340
Proceeds from maturities of other securities	13	26,649	278
Purchases of available-for-sale investment securities	(310,517)	(923,588)	(752,891)
Purchases of held-to-maturity investment securities	0	(8,308)	(110,925)
Purchases of other securities	(7,500)	0	(615)
Net change in loans	(137,207)	(248,962)	(239,174)
Cash received for acquisitions, net of cash acquired of $0, $291,990, and $5,510, respectively	(924)	291,980	600,972
Purchases of premises and equipment, net	(13,376)	(13,855)	(10,846)
Net cash (used in)/provided by investing activities	(332,229)	553,258	(264,260)
Financing activities:
Net change in deposits	39,220	(35,451)	34,832
Net change in borrowings, net of payments of $13, $815,384 and $220	196,087	(673,484)	(220)
Issuance of common stock	9,989	15,239	64,145
Purchases of treasury stock	(4,368)	0	0
Sales of treasury stock	959	0	0
Cash dividends paid	(46,178)	(43,482)	(40,765)
Tax benefits from share-based payment arrangements	2,068	1,825	1,524
Net cash provided by/(used in) financing activities	197,777	(735,353)	59,516
Change in cash and cash equivalents	(11,251)	(78,911)	(96,320)
Cash and cash equivalents at beginning of year	149,647	228,558	324,878
Cash and cash equivalents at end of year	$138,396	$149,647	$228,558
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,937	$30,141	$51,541
Cash paid for income taxes	29,457	23,648	16,462
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	12,254	11,332	10,699
Transfers from loans to other real estate	2,546	8,325	5,059
Transfer of investment securities from held-to-maturity to available-for-sale	0	198,890	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	164	3,678	165,885
Fair value of liabilities assumed	0	303,494	798,031

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns four subsidiaries, Benefit Plans Administrative Services, LLC (“BPA”), Harbridge Consulting Group, LLC (“Harbrdge”), BPAS Trust Company of Puerto Rico; and Hand Benefits & Trust, Inc. (“HB&T”), which owns Hand Securities Inc. (“HSI”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2014, the Bank operated 182 full service branches under the Community Bank, N.A. name throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), First Liberty Service Corp. (“FLSC”), Nottingham Advisors, Inc. (“Nottingham”), Brilie Corporation (“Brilie”), and Western Catskill Realty, LLC (“WCR”).  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.  PFC primarily acts as an investor in residential real estate loans.  TMC provides cash management, investment, and treasury services to the Bank.  CISI provides broker-dealer and investment advisory services.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  Brilie and WCR are inactive companies.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  As discussed further in Note D, during 2013 the Company reclassified its held-to-maturity portfolio to available-for-sale and consequently did not use the held-to-maturity classification in 2014.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2014.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

●
Business lending loans are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral.  The charge-off is recognized when the loss becomes reasonably quantifiable.

●
Consumer installment loans are generally charged-off to the extent outstanding principal balance exceeds the fair value of collateral, and are recognized by the end of the month in which the loan becomes 90 days past due.

●
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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2014 and 2013, other real estate amounted to $1.9 million and $5.1 million, respectively, and is included in other assets.

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

Advertising
Advertising costs amounting to approximately $3.2 million, $3.0 million and $2.6 million for the years ending December 31, 2014, 2013 and 2012, respectively, are nondirect response in nature and expensed as incurred.

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

Subsequent Event
On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank headquartered in Oneida, NY for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement the Company’s existing non-banking service capacity in the insurance, benefits administration and wealth management businesses.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $800 million of assets, including loans of $370 million and $690 million of deposits.  The acquisition is expected to close during the third quarter of 2015, pending both customary regulatory and Oneida shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2015.

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

NOTE B:  ACQUISITIONS

On January 1, 2014, the Company, through its subsidiary, Harbridge Consulting Group, LLC (“Harbridge”), completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies (“EBS-RMSCO”).  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhances the Company’s participation in the Western New York market and added $1.2 million of incremental revenue in 2014.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

(000s omitted)	2014	2013	2012
Consideration paid (received):
Cash/Total net consideration paid (received)	$924	($291,980)	($595,462)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	5,510
Investment securities	0	0	0
Loans	0	1,106	160,116
Premises and equipment	0	2,549	4,941
Accrued interest receivable	0	5	588
Other assets/(liabilities), net	163	(18)	171
Core deposit intangibles	0	2,537	6,521
Other intangibles	578	9	0
Deposits	0	(303,456)	(797,962)
Total identifiable assets (liabilities), net	741	(297,268)	(620,115)
Goodwill	$183	$5,288	$24,653

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

The core deposit intangibles and other intangibles related to the B of A, HSBC, and CAI acquisitions are being amortized using an accelerated method over their estimated useful life of approximately eight to ten years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the B of A, First Niagara, and HSBC acquisitions and to the Employee Benefit Services segment for the CAI acquisition.  The goodwill arising from the CAI, B of A branch, HSBC branch and First Niagara branch acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million, $2.2 million and $5.7 million during 2014, 2013 and 2012, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the B of A, HSBC and First Niagara acquisitions has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2014				2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,479,134	$39,509	$910	$1,517,733	$1,252,332	$1,119	$41,304	$1,212,147
Obligations of state and political subdivisions	645,398	26,749	244	671,903	665,441	15,919	12,378	668,982
Government agency mortgage-backed securities	228,971	9,782	1,025	237,728	250,431	8,660	4,113	254,978
Corporate debt securities	26,803	363	75	27,091	26,932	873	218	27,587
Government agency collateralized mortgage obligations	17,330	695	0	18,025	21,779	362	93	22,048
Marketable equity securities	250	195	0	445	250	171	0	421
Total available-for-sale portfolio	$2,397,886	$77,293	$2,254	$2,472,925	$2,217,165	$27,104	$58,106	$2,186,163

Other Securities:
Federal Home Loan Bank common stock	$19,553			$19,553	$12,053			$12,053
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,446			4,446	4,459			4,459
Total other securities	$40,049			$40,049	$32,562			$32,562

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

In December 2013, in response to the issuance of the “Volcker Rule”, the Company sold its entire portfolio of pooled trust preferred securities, realizing a loss of $15.5 million, as well as U.S. Treasury securities with a book value of $417.6 million that were previously classified as held-to-maturity, realizing $32.4 million of gains.  The proceeds from these sales were utilized to retire the remaining FHLB term borrowings.  As a result of the securities sold from the held-to-maturity classification, the remaining unsold securities within the held-to-maturity classification, with a book value of $198.9 million, were transferred to the available-for-sale classification prior to December 31, 2013. An unrealized loss of $1.8 million was recorded in accumulated other comprehensive income.  In addition, as a result of the sale of securities classified as held-to-maturity, the Company did not use the held-to-maturity classification in 2014.

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2014

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	0	$0	$0	4	$102,363	$910	4	$102,363	$910
Obligations of state and political subdivisions	23	13,413	34	46	26,490	210	69	39,903	244
Government agency mortgage-backed securities	3	5	0	19	34,770	1,025	22	34,775	1,025
Corporate debt securities	1	3,040	1	1	2,755	74	2	5,795	75
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	28	$16,458	$35	71	$166,383	$2,219	99	$182,841	$2,254

As of December 31, 2013

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	43	$1,181,214	$41,304	0	$0	$0	43	$1,181,214	$41,304
Obligations of state and political subdivisions	302	195,526	11,774	9	4,974	604	311	200,500	12,378
Government agency mortgage-backed securities	43	68,917	3,262	6	8,713	851	49	77,630	4,113
Corporate debt securities	1	3,026	31	1	2,703	187	2	5,729	218
Government agency collateralized mortgage obligations	1	2,601	93	1	7	0	2	2,608	93
Total available-for-sale/investment portfolio	390	$1,451,284	$56,464	17	$16,397	$1,642	407	$1,467,681	$58,106

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2014 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$59,386	$60,045
Due after one through five years	146,559	150,631
Due after five years through ten years	1,698,124	1,746,688
Due after ten years	247,266	259,363
Subtotal	2,151,335	2,216,727
Government agency mortgage-backed securities	228,971	237,728
Government agency collateralized mortgage obligations	17,330	18,025
Total	$2,397,636	$2,472,480

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2014	2013	2012
Gross gains on sales of investment securities	$0	$96,258	$350
Gross losses on sales of investment securities	0	15,490	59
Proceeds from the maturities of mortgage-backed securities and CMO's	46,791	83,232	109,843
Purchases of mortgage-backed securities and CMO's	22,234	51,194	26,292

Investment securities with a carrying value of $1.182 billion and $0.978 billion at December 31, 2014 and 2013, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes at December 31 are summarized as follows:

(000's omitted)	2014	2013
Consumer mortgage	$1,613,384	$1,582,058
Business lending	1,262,484	1,260,364
Consumer indirect	833,968	740,002
Consumer direct	184,028	180,139
Home equity	342,342	346,520
Gross loans, including deferred origination costs	4,236,206	4,109,083
Allowance for loan losses	(45,341)	(44,319)
Loans, net of allowance for loan losses	$4,190,865	$4,064,764

The Company had approximately $18.7 million and $18.5 million of net deferred loan origination costs included in gross loans as of December 31, 2014 and 2013, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2014 and 2013.

(000's omitted)	2014	2013
Balance at beginning of year	$9,448	$8,292
New loans	1,647	3,643
Payments	(2,167)	(2,487)
Balance at end of year	$8,928	$9,448

Acquired loans

Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2014	2013
Credit impaired acquired loans:
Outstanding principal balance	$5,957	$11,457
Carrying amount	5,312	7,090

Non-impaired acquired loans:
Outstanding principal balance	276,584	342,542
Carrying amount	267,496	330,118

Total acquired loans:
Outstanding principal balance	282,541	353,999
Carrying amount	272,808	337,208

The outstanding balance related to credit impaired acquired loans was $6.1 million and $13.1 million at December 31, 2014 and 2013, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2014	2013
Balance at beginning of year	$997	$ 1,770
Accretion recognized	(707)	(1,025)
Net reclassification to accretable from nonaccretable	415	252
Balance at end of year	$705	$997

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$13,978	$2,165	$13,201	$29,344	$1,515,057	$1,544,401
Business lending	6,738	350	2,291	9,379	1,115,215	1,124,594
Consumer indirect	10,529	82	10	10,621	822,124	832,745
Consumer direct	1,389	36	2	1,427	177,158	178,585
Home equity	1,802	195	2,172	4,169	278,904	283,073
Total	$34,436	$2,828	$17,676	$54,940	$3,908,458	$3,963,398

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,892	$232	$2,122	$4,246	$0	$64,737	$68,983
Business lending	608	0	489	1,097	5,312	131,481	137,890
Consumer indirect	40	0	0	40	0	1,183	1,223
Consumer direct	174	0	18	192	0	5,251	5,443
Home equity	674	46	426	1,146	0	58,123	59,269
Total	$3,388	$278	$3,055	$6,721	$5,312	$260,775	$272,808

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2014			December 31, 2013
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$949,960	$93,510	$1,043,470	$908,885	$116,271	$1,025,156
Special mention	103,176	18,038	121,214	93,600	24,264	117,864
Classified	71,458	21,030	92,488	83,379	26,714	110,093
Doubtful	0	0	0	161	0	161
Acquired impaired	0	5,312	5,312	0	7,090	7,090
Total	$1,124,594	$137,890	$1,262,484	$1,086,025	$174,339	$1,260,364

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,529,035	$832,653	$178,547	$280,706	$2,820,941
Nonperforming	15,366	92	38	2,367	17,863
Total	$1,544,401	$832,745	$178,585	$283,073	$2,838,804

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$66,629	$1,223	$5,425	$58,797	$132,074
Nonperforming	2,354	0	18	472	2,844
Total	$68,983	$1,223	$5,443	$59,269	$134,918

The following table details the balances in all other loan categories at December 31, 2013:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,489,909	$735,525	$171,310	$273,870	$2,670,614
Nonperforming	12,350	752	94	2,040	15,236
Total	$1,502,259	$736,277	$171,404	$275,910	$2,685,850

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$78,251	$3,708	$8,708	$70,129	$160,796
Nonperforming	1,548	17	27	481	2,073
Total	$79,799	$3,725	$8,735	$70,610	$162,869

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2014 and 2013 is as follows:

(000’s omitted)	2014	2013
Loans with allowance allocation	$0	$945
Loans without allowance allocation	0	600
Carrying balance	0	1,545
Contractual balance	0	1,852
Specifically allocated allowance	0	50
Average impaired loans	0	10,729
Interest income recognized	0	18

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

In accordance with clarified guidance issued by the OCC in 2012, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2012, 2013 and 2014 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2014 and December 31, 2013 is as follows

	December 31, 2014						December 31, 2013
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	49	$2,092	37	$1,770	86	$3,862	31	$1,682	48	$2,171	79	$3,853
Business lending	6	442	3	468	9	910	4	162	1	47	5	209
Consumer indirect	0	0	79	615	79	615	0	0	98	692	98	692
Consumer direct	0	0	25	69	25	69	0	0	46	116	46	116
Home equity	13	218	13	278	26	496	12	202	20	363	32	565
Total	68	$2,752	157	$3,200	225	$5,952	47	$2,046	213	$3,389	260	$5,435

The following table presents information related to loans modified in a TDR during the years ended December 31, 2014 and 2013.  Of the loans noted in the table below, all but three loans for the year ended December 31, 2014 and all but two loans for the year ended December 31, 2013, were modified due to a Chapter 7 bankruptcy as described previously.  Of the three non-Chapter 7 bankruptcy TDRs in 2014 two relate to business loans restructured via granting a waiver of payments for a period of time and one was a business loan that was restructured via an extension of term.  The 2013 non-Chapter 7 bankruptcy TDRs relate to a business loan restructured via an extension of term and a consumer mortgage restructured via an extension of term and a rate concession.  The financial effects of these restructurings were immaterial.

	December 31, 2014		December 31, 2013
(000’s omitted)	#	Amount	#	Amount
Consumer mortgage	22	$949	31	$1,758
Business lending	7	769	3	183
Consumer indirect	33	312	36	327
Consumer direct	14	26	22	75
Home equity	6	145	14	298
Total	82	$2,201	106	$2,641

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Consumer	Consumer		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Indirect	Direct	Unallocated	Impaired	Total
Balance at
December 31, 2012	$7,070	$18,013	$1,451	$9,606	$3,303	$2,666	$779	$42,888
Charge-offs	(1,012)	(2,788)	(650)	(4,544)	(1,954)	0	(883)	(11,831)
Recoveries	36	692	20	3,488	1,034	0	0	5,270
Provision	2,900	1,590	1,009	1,698	798	(637)	634	7,992
Balance at
December 31, 2013	8,994	17,507	1,830	10,248	3,181	2,029	530	44,319
Charge-offs	(1,075)	(1,558)	(765)	(6,784)	(1,595)	0	(38)	(11,815)
Recoveries	205	750	85	3,773	846	0	0	5,659
Provision	2,162	(912)	1,551	4,307	651	(262)	(319)	7,178
Balance at
December 31, 2014	$10,286	$15,787	$2,701	$11,544	$3,083	$1,767	$173	$45,341

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2014	2013
Land and land improvements	$17,722	$15,714
Bank premises	96,754	95,275
Equipment and construction in progress	78,679	75,523
Premises and equipment, gross	193,155	186,512
Accumulated depreciation	(99,522)	(92,876)
Premises and equipment, net	$93,633	$93,636

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($30,303)	$10,023	$40,326	($26,866)	$13,460
Other intangibles	10,019	(8,243)	1,776	9,441	(7,393)	2,048
Total amortizing intangibles	$50,345	($38,546)	$11,799	$49,767	($34,259)	$15,508

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2015	$3,408
2016	2,612
2017	1,908
2018	1,424
2019	1,002
Thereafter	1,445
Total	$11,799

Shown below are the components of the Company’s goodwill at December 31, 2014 and 2013:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2012	Activity	December 31, 2013	Activity	December 31, 2014
Goodwill	$374,527	$5,288	$379,815	$183	$379,998
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$369,703	$5,288	$374,991	$183	$375,174

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2014	2013
Carrying value before valuation allowance at beginning of period	$1,218	$1,458
Additions	315	289
Amortization	(444)	(529)
Carrying value before valuation allowance at end of period	1,089	1,218
Valuation allowance balance at beginning of period	0	(430)
Impairment charges	0	(111)
Impairment recoveries	0	541
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,089	$1,218
Fair value of MSRs at end of period	$1,616	$1,495
Principal balance of loans sold during the year	$25,728	$25,179
Principal balance of loans serviced for others	$302,895	$322,030
Custodial escrow balances maintained in connection with loans serviced for others	$4,320	$4,519

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2014	2013
Weighted-average contractual life (in years)	19.6	19.2
Weighted-average constant prepayment rate (CPR)	12.8%	18.0%
Weighted-average discount rate	3.2%	4.5%

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2014	2013
Noninterest checking	$1,324,661	$1,203,346
Interest checking	1,348,995	1,289,676
Savings	1,032,617	1,010,196
Money market	1,455,991	1,466,273
Time	773,000	926,553
Total deposits	$5,935,264	$5,896,044

At December 31, 2014 and 2013, time deposits in denominations of $100,000 and greater totaled $169.9 million and $206.4 million, respectively.  The approximate maturities of these time deposits at December 31, 2014 are as follows:

(000's omitted)	Amount
2015	$104,004
2016	30,032
2017	18,052
2018	9,387
2019	6,599
Thereafter	1,813
Total	$169,887

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2014	2013
FHLB overnight advance	$338,000	$141,900
Capital lease obligations	0	13
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $405 and $430, respectively	102,122	102,097
Total borrowings	$440,122	$244,010

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

During December 2013, in response to the issuance of the “Volcker Rule”, the Company sold certain investment securities and utilized the proceeds to retire the remaining $226.4 million FHLB term advances with $23.8 million of associated early extinguishment costs.

Borrowings at December 31, 2014 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2014
January 2, 2015	$338,000	0.32%
July 31, 2031	24,802	3.81%
December 15, 2036	77,320	1.89%
Total	$440,122	0.79%

The weighted-average interest rate on borrowings for the years ended December 31, 2014 and 2013 was 0.89% and 2.70%, respectively.

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

	Issuance	Par	Interest	Maturity	Call
Trust	Date	Amount	Rate	Date	Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.81%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.89%)	12/15/2036	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2014	2013	2012
Current:
Federal	$30,006	$24,202	$18,875
State and other	870	866	830
Deferred:
Federal	6,867	5,806	9,051
State and other	594	1,324	2,981
Provision for income taxes	$38,337	$32,198	$31,737

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2014	2013
Allowance for loan losses	$17,476	$17,246
Employee benefits	6,834	6,329
Investment securities	0	4,882
Debt extinguishment	904	1,215
Other, net	10,725	11,701
Deferred tax asset	35,939	41,373

Investment securities	37,527	0
Tax-deductible goodwill	35,842	31,997
Loan origination costs	6,792	6,883
Depreciation	3,722	4,838
Mortgage servicing rights	419	473
Pension	16,845	21,735
Deferred tax liability	101,147	65,926
Net deferred tax liability	($65,208)	($24,553)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(5.4)	(6.3)	(7.1)
State income taxes, net of federal benefit	0.7	1.3	2.3
Other	(0.7)	(1.0)	(1.0)
Effective income tax rate	29.6%	29.0%	29.2%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2014	2013	2012
Unrecognized tax benefits at beginning of year	$138	$70	$133
Changes related to:
Positions taken during the current year	24	68	35
Settlements with taxing authorities	0	0	(98)
Unrecognized tax benefits at end of year	$162	$138	$70

As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.2 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2010 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2010 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2014, the Bank had approximately $121 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at the beginning of year	$111,174	$123,739	$2,340	$3,051
Service cost	3,530	3,988	0	0
Interest cost	5,271	4,120	102	88
Plan amendment	2,091	0	0	0
Participant contributions	0	0	551	608
Deferred actuarial loss (gain)	13,005	(14,610)	55	(301)
Benefits paid	(7,558)	(6,063)	(792)	(1,106)
Benefit obligation at end of year	127,513	111,174	2,256	2,340
Change in plan assets:
Fair value of plan assets at beginning of year	173,416	143,661	0	0
Actual return of plan assets	11,391	25,196	0	0
Participant contributions	0	0	551	608
Employer contributions	616	10,622	241	498
Benefits paid	(7,558)	(6,063)	(792)	(1,106)
Fair value of plan assets at end of year	177,865	173,416	0	0
Over/(Under) funded status at year end	$50,352	$62,242	($2,256)	($2,340)

Amounts recognized in the consolidated balance sheet were:
Other assets	$61,437	$73,790	$0	$0
Other liabilities	(11,085)	(11,548)	(2,256)	(2,340)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) were:
Net loss (gain)	$26,748	$12,905	$36	($25)
Net prior service cost (credit)	2,316	797	(2,159)	(2,338)
Pre-tax AOCI	29,064	13,702	(2,123)	(2,363)
Taxes	(11,033)	(5,095)	808	901
AOCI at year end	$18,031	$8,607	($1,315)	($1,462)

The benefit obligation for the defined benefit pension plan was $116.4 million and $99.6 million as of December 31, 2014 and 2013, respectively, and the fair value of plan assets as of December 31, 2014 and 2013 was $177.9 million and $173.4 million, respectively.  The defined benefit pension plan was amended effective December 31, 2014 to transfer certain obligations from the Company’s non-qualified supplemental pension plan and deferred compensation plan into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $11.0 million for 2014 and $11.4 million for 2013, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2014 and $0.1 million for 2013, respectively.  The plan was frozen effective December 31, 2009.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2014	2013	2014	2013
Prior service cost	$932	($46)	$109	$109
Net (gain) loss	8,492	(20,513)	38	(190)
Total	$9,424	($20,559)	$147	($81)

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service credit	$9	($179)
Net loss	1,447	5
Total	$1,456	($174)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Discount rate	4.50%	5.00%	4.50%	4.80%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2014	2013	2012	2014	2013	2012
Service cost	$3,530	$3,988	$3,392	$0	$0	$0
Interest cost	5,271	4,120	4,393	102	88	114
Expected return on plan assets	(11,922)	(10,149)	(9,196)	0	0	0
Amortization of unrecognized net (gain) loss	(307)	4,028	3,687	(7)	12	11
Amortization of prior service cost	5	75	(147)	(179)	(179)	(822)
Net periodic benefit cost	($3,423)	$2,062	$2,129	($84)	($79)	($697)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	3.40%	4.10%	4.80%	3.20%	3.90%
Expected return on plan assets	7.00%	7.00%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2015	$6,619	$197
2016	6,851	180
2017	7,236	178
2018	7,589	177
2019	8,092	165
2020-2024	45,520	749

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2014 to the RP-2014 Mortality Table for annuitants and non-annuitants, fully generational with projected mortality improvements using Scale MP-2014, with no collar adjustment.  The appropriateness of the assumptions is reviewed annually.

Plan Assets
The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations.  At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds.  The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking.   Asset allocation favors equities, with a target allocation of approximately 60% equity securities and 40% fixed income securities.  In order to diversify the risk within the pension portfolio, the pension committee authorized that up to 15% of the assets may be in alternative investments, which may include hedge funds.  No more than 10% of the portfolio can be in stock of the Company.  Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.  Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2014 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$431	$12,470	$0	$12,901
Equity securities:
U.S. large-cap	51,197	0	0	51,197
U.S mid/small cap	14,026	0	0	14,026
CBSI stock	15,354	0	0	15,354
International	28,891	0	0	28,891
	109,468	0	0	109,468

Fixed income securities:
Government securities	6,491	6,646	0	13,137
Investment grade bonds	21,539	0	0	21,539
International bonds	5,085	0	0	5,085
High yield(a)	7,197	0	0	7,197
	40,312	6,646	0	46,958

Other investments (b)	8,154	70	0	8,224

Total (c)	$158,365	$19,186	$0	$177,551

The fair values of the Company’s defined benefit pension plan assets at December 31, 2013 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$709	$10,231	$0	$10,940
Equity securities:
U.S. large-cap	50,513	0	0	50,513
U.S mid/small cap	19,308	0	0	19,308
CBSI stock	9,913	0	0	9,913
International	33,485	0	0	33,485
	113,219	0	0	113,219

Fixed income securities:
Government securities	7,676	6,814	0	14,490
Investment grade bonds	17,400	0	0	17,400
International bonds	2,712	0	0	2,712
High yield(a)	14,243	0	0	14,243
	42,031	6,814	0	48,845

Other investments (b)	0	77	0	77

Total (c)	$155,959	$17,122	$0	$173,081

(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $314,000 and $335,000 at December 31, 2014 and 2013, respectively.

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

Tupper Lake National Bank (“TLNB”), acquired in 2007, participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2013, the Pentegra DB Plan had total assets of $3.0 billion, actuarial present value of accumulated benefits of $3.0 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2014, 2013 and 2012 were $59,000, $22,000 and $53,000, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2014 was 8.00% for the pre-65 participants and 6.00% for the post-65 participants for medical costs and 9.00% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2024, respectively.

Assumed health care cost trend rates impact the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $100 and increase the benefit obligation by $2,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $100 and decrease the benefit obligation by $2,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2014, 2013 and 2012 was $3,405,000, $3,215,000, and $2,956,000, respectively.  Effective January 1, 2010 the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2014, 2013 and 2012 was $858,000, $650,000 and $419,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2014 and 2013, the Company has recorded a liability of $3,895,000 and $4,238,000, respectively.  The (income)/expense recognized under these plans for the years ended December 31, 2014, 2013, and 2012 was $330,000, ($52,000), and $439,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2014 and 2013, there were 147,934 and 153,396 shares credited to the participants’ accounts, for which a liability of $3,525,000 and $3,424,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2014, 2013 and 2012, was $168,000, $162,000, and $148,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 and May 14, 2014 to authorize an additional 900,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.    As of December 31, 2014, the Company has authorization to grant up to 1,723,456 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2012	2,760,723	$22.86
Granted	369,589	29.79
Exercised	(840,556)	22.70
Forfeited	(14,865)	24.45
Outstanding at December 31, 2013	2,274,891	24.03
Granted	281,603	37.77
Exercised	(380,265)	23.19
Forfeited	(24,453)	28.71
Outstanding at December 31, 2014	2,151,776	$25.92
Exercisable at December 31, 2014	1,396,303	$23.12

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2014:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted -average Exercise Price
$0.00 – $18.00	163,916	$17.60	4.15	163,916	$17.60
$18.001 – $23.00	629,242	19.63	3.72	579,234	19.64
$23.001 – $28.00	433,612	25.55	4.45	355,440	25.16
$28.001 – $29.00	304,939	28.78	7.22	145,582	28.78
$29.001 – $30.00	342,654	29.79	8.21	108,559	29.79
$30.001 – $40.00	277,413	37.77	9.22	43,572	37.77
TOTAL	2,151,776	$25.92	5.82	1,396,303	$23.12

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2014 is 5.8 years and 4.7 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2014 is $26.3 million and $21.0 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.0 million, $2.0 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  A related income tax benefit was recognized of $0.9 million, $1.1 million and $0.8 million for the 2014, 2013 and 2012 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2014, 2013 and 2012 was approximately $2.0 million, $2.0 million and $1.8 million, respectively.

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

	2014	2013	2012
Weighted-average Fair Value of Options Granted	$8.38	$6.24	$6.40
Assumptions:
Weighted-average expected life (in years)	6.50	7.23	7.40
Future dividend yield	3.70%	3.90%	3.90%
Share price volatility	30.71%	31.21%	31.79%
Weighted-average risk-free interest rate	2.69%	1.91%	2.34%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $3.8 million at December 31, 2014, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.8 years.  The total fair value of stock options vested during 2014, 2013, and 2012 were $1.9 million, $2.0 million and $1.7 million, respectively.

During the 12 months ended December 31, 2014 and 2013, proceeds from stock option exercises totaled $9.4 million and $16.0 million, respectively, and the related tax benefits from exercise were approximately $1.6 million and $1.6 million, respectively.   During the twelve months ended December 31, 2014 and 2013, 359,679 and 680,705 shares, respectively, were issued in connection with stock option exercises.  The total intrinsic value of options exercised during 2014, 2013 and 2012 were $5.7 million, $7.9 million and $4.9 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2014, and changes during the twelve months ended December 31, 2014 and 2013, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2012	192,083	$23.98
Awards	142,353	22.13
Forfeitures	(2,896)	25.34
Vestings	(70,575)	22.28
Unvested at December 31, 2013	260,965	23.42
Awards	53,518	37.77
Forfeitures	(4,329)	29.98
Vestings	(64,433)	24.55
Unvested at December 31, 2014	245,721	$26.13

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million, 0.3 million and 0.5 million weighted-average anti-dilutive stock options outstanding at December 31, 2014, 2013 and 2012, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

(000's omitted, except per share data)	2014	2013	2012
Net income	$91,353	$78,829	$77,068
Income attributable to unvested stock-based compensation awards	(456)	(433)	(499)
Income available to common shareholders	$90,897	$78,396	$76,569

Weighted-average common shares outstanding - basic	40,548	40,000	39,192

Basic earnings per share	$2.24	$1.96	$1.95

Net income	$91,353	$78,829	$77,068
Income attributable to unvested stock-based compensation awards	(456)	(433)	(499)
Income available to common shareholders	$90,897	$78,396	$76,569

Weighted-average common shares outstanding	40,548	40,000	39,192
Assumed exercise of stock options	481	504	479
Weighted-average common shares outstanding – diluted	41,029	40,504	39,671

Diluted earnings per share	$2.22	$1.94	$1.93
Cash dividends declared per share	$1.16	$1.10	$1.06

In late January 2012, the Company completed a public common stock offering and raised $57.5 million through the issuance of 2.13 million shares of the Company’s common stock.  The net proceeds of the offering were approximately $54.9 million.  The Company used the capital raised in this offering to support the HSBC and First Niagara branch acquisitions.

Stock Repurchase Program
At its December 2011 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 1,500,000 shares through December 31, 2012.  At its December 2012 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2013.  At its December 2014 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  During 2014 the Company repurchased 123,000 shares of its common stock in open market transactions.  There were no treasury stock purchases in 2013 or 2012.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000's omitted)	2014	2013
Commitments to extend credit	$733,827	$704,904
Standby letters of credit	23,916	24,449
Total	$757,743	$729,353

The Company has unused lines of credit of $25.0 million at December 31, 2014.  The Company has unused borrowing capacity of approximately $0.8 billion through collateralized transactions with the FHLB and $9.8 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 25, 2014 through January 7, 2015 was $64.1 million, with $60.0 million represented by cash on hand and the remaining $4.1 million was required to be on deposit with the Federal Reserve Bank of New York.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2014, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached an agreement in principle to settle two related class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In both cases, the Bank contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification in both of the cases.  On September 30, 2014, the Bank reached an agreement in principle to settle both actions for $2.8 million in exchange for releases of all claims.  The settlement is subject to final documentation, notice to the class members and Court approval. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter of 2014, and is included in the Other expenses line item in the Consolidated Statements of Income.

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $5.3 million, $5.2 million and $4.9 million in 2014, 2013 and 2012, respectively.  The future minimum rental commitments as of December 31, 2014 for all non-cancelable operating leases are as follows:

2015	$5,497
2016	5,363
2017	4,639
2018	3,858
2019	2,745
Thereafter	3,568
Total	$25,670

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2014, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:
	2014		2013
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$705,163	$584,014	$643,286	$547,464
Ratio	9.96%	8.27%	9.29%	7.93%
Minimum required amount	$283,255	$282,517	$276,918	$276,226

Tier 1 capital to risk-weighted assets
Amount	$705,163	$584,014	$643,286	$547,464
Ratio	17.61%	14.64%	16.42%	14.03%
Minimum required amount	$160,214	$159,603	$156,661	$156,083

Total core capital to risk-weighted assets
Amount	$750,942	$629,793	$687,946	$592,124
Ratio	18.75%	15.78%	17.57%	15.17%
Minimum required amount	$320,428	$319,206	$313,322	$312,166

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2014	2013
Assets:
Cash and cash equivalents	$106,957	$83,783
Investment securities	3,622	3,601
Investment in and advances to subsidiaries	984,561	895,211
Other assets	9,608	8,847
Total assets	$1,104,748	$991,442

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$14,722	$13,533
Borrowings	102,122	102,097
Shareholders' equity	987,904	875,812
Total liabilities and shareholders' equity	$1,104,748	$991,442

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2014	2013	2012
Revenues:
Dividends from subsidiaries	$61,100	$66,000	$0
Interest and dividends on investments	88	91	98
Other income	0	9	198
Total revenues	61,188	66,100	296
Expenses:
Interest on borrowings	2,477	2,520	2,716
Other expenses	37	61	155
Total expenses	2,514	2,581	2,871

(Loss) Income before tax benefit and equity in undistributed net income of subsidiaries	58,674	63,519	(2,575)
Income tax benefit	581	862	1,274
(Loss) Income before equity in undistributed net income of subsidiaries	59,255	64,381	(1,301)
Equity in undistributed net income of subsidiaries	32,098	14,448	78,369
Net income	$91,353	$78,829	$77,068
Comprehensive (loss)/income	$148,619	($2,051)	$102,237

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2014	2013	2012
Operating activities:
Net income	$91,353	$78,829	$77,068
Adjustments to reconcile net income to net cash provided by operating activities
(Gain)/loss on sale of investments	0	(9)	0
Equity in undistributed net income of subsidiaries	(32,098)	(14,448)	(78,369)
Net change in other assets and other liabilities	(479)	(221)	(746)
Net cash provided by (used in) operating activities	58,776	64,151	(2,047)
Investing activities:
Purchase of investment securities	0	0	(3)
Proceeds from sale of investment securities	3	114	30
Capital contributions to subsidiaries	0	0	(20,081)
Net cash provided by (used in) investing activities	3	114	(20,054)
Financing activities:
Issuance of common stock	13,982	19,200	67,813
Purchase of treasury stock	(4,368)	0	0
Sale of treasury stock	959	0	0
Cash dividends paid	(46,178)	(43,482)	(40,765)
Net cash provided by (used in) financing activities	(35,605)	(24,282)	27,048
Change in cash and cash equivalents	23,174	39,983	4,947
Cash and cash equivalents at beginning of year	83,783	43,800	38,853
Cash and cash equivalents at end of year	$106,957	$83,783	$43,800

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,473	$2,521	$2,738
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$12,254	$11,332	$10,699

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

	December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,496,667	$21,066	$0	$1,517,733
Obligations of state and political subdivisions	0	671,903	0	671,903
Government agency mortgage-backed securities	0	237,728	0	237,728
Corporate debt securities	0	27,091	0	27,091
Government agency collateralized mortgage obligations	0	18,025	0	18,025
Marketable equity securities	445	0	0	445
Total available-for-sale investment securities	1,497,112	975,813	0	2,472,925
Mortgage loans held for sale	0	1,042	0	1,042
Commitments to originate real estate loans for sale	0	0	185	185
Forward sales commitments	0	(43)	0	(43)
Total	$1,497,112	$976,812	$185	$2,474,109

	December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,182,261	$29,886	$0	$1,212,147
Obligations of state and political subdivisions	0	668,982	0	668,982
Government agency mortgage-backed securities	0	254,978	0	254,978
Corporate debt securities	0	27,587	0	27,587
Government agency collateralized mortgage obligations	0	22,048	0	22,048
Marketable equity securities	421	0	0	421
Total available-for-sale investment securities	1,182,682	1,003,481	0	2,186,163
Mortgage loans held for sale	0	728	0	728
Commitments to originate real estate loans for sale	0	0	44	44
Forward sales commitments	0	27	0	27
Total	$1,182,682	$1,004,236	$44	$2,186,962

The valuation techniques used to measure fair value for the items in the table above are as follows:

●
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  See Note C for further disclosure of the fair value of investment securities.

●
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2014 is approximately $1.0 million.  The unrealized gain on mortgage loans held for sale of approximately $0.07 million was recognized in other banking services in the Consolidated Statement of Income for the year ended December 31, 2014.

●
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

●
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

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

		Year Ended December 31,
	2014	2013
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Pooled Trust Preferred Securities	Commitments to Originate Real Estate Loans for Sale	Total
Beginning balance	$44	$49,600	$0	$49,600
Total (losses)/gains included in earnings (1)(3)	(423)	(15,201)	(249)	(15,450)
Total gains included in other comprehensive income(2)	0	12,379	0	12,379
Principal reductions	0	(5,944)	0	(5,944)
Sales	0	(40,834)	0	(40,834)
Commitments to originate real estate loans held for sale, net	564	0	293	293
Ending balance	$185	$0	$44	$44

(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount, which are reported in interest and dividends on taxable investments
(2) Amounts included in other comprehensive income associated with the pooled trust preferred securities relate to changes in unrealized loss and are reported as a component of net unrealized gains/(losses) on available-for-sale securities in the Statement of Comprehensive Income.
(3) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2014				December 31, 2013
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$600	$0	$600
Other real estate owned	0	0	1,855	1,855	0	0	5,060	5,060
Total	$0	$0	$1,855	$1,855	$0	$600	$5,060	$5,660

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.  At December 31, 2014, there were no impaired loans recorded at fair value.  As such, no unobservable inputs were utilized.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 10% to 78% at December 31, 2014, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.    In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2014 as the fair value of mortgage servicing rights of approximately $1.6 million exceeded the carrying value of approximately $1.1 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2014 or 2013.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2014 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$1,855	Fair value of collateral	Estimated cost of disposal/market adjustment	10.0% - 77.5% (30.6%)

Commitments to originate
real estate loans for sale	185	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,190,865	$4,251,565	$4,064,764	$4,044,449
Financial liabilities:
Deposits	5,935,264	5,935,690	5,896,044	5,898,138
Borrowings	338,000	338,000	141,913	141,913
Subordinated debt held by unconsolidated subsidiary trusts	102,122	85,189	102,097	109,284

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of December 31, 2014:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$3,077	($43)
Commitments to originate real estate loans for sale	Other assets	6,183	185
Total derivatives, net			$142

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the year ended December 31, 2014:

(000's omitted)	Location	Gain/(Loss) Recognized in the Statement of Income for the Year Ending December 31, 2014
Forward sales commitments	Mortgage banking and other services	($69)
Commitments to originate real estate loans for sale	Mortgage banking and other services	141
Total, net		$72

NOTE T:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes BPAS, Harbridge, and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by CISI and CBNA Insurance and asset management provided by Nottingham.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
2014
Net interest income	$244,243	$92	$93	$0	$244,428
Provision for loan losses	7,178	0	0	0	7,178
Noninterest income	58,565	43,701	18,634	(1,880)	119,020
Amortization of intangible assets	3,438	647	202	0	4,287
Other operating expenses	178,472	32,846	12,855	(1,880)	222,293
Income before income taxes	$113,720	$10,300	$5,670	$0	$129,690
Assets	$7,463,379	$31,513	$15,635	($21,087)	$7,489,440
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

2013
Net interest income	$237,915	$101	$78	$0	$238,094
Provision for loan losses	7,992	0	0	0	7,992
Noninterest income	48,030	39,534	16,265	(1,649)	102,180
Amortization of intangible assets	3,569	662	238	0	4,469
Other operating expenses	175,139	31,049	12,247	(1,649)	216,786
Income before income taxes	$99,245	$7,924	$3,858	$0	$111,027
Assets	$7,070,866	$27,970	$13,259	($16,231)	$7,095,864
Goodwill	$364,495	$7,836	$2,660	$0	$374,991

2012
Net interest income	$230,251	$104	$69	$0	$230,424
Provision for loan losses	9,108	0	0	0	9,108
Noninterest income	50,422	36,781	13,549	(1,506)	99,246
Amortization of intangible assets	3,548	779	280	0	4,607
Other operating expenses	167,332	30,617	10,707	(1,506)	207,150
Income before income taxes	$100,685	$5,489	$2,631	$0	$108,805
Assets	$7,472,628	$30,405	$12,101	($18,334)	$7,496,800
Goodwill	$359,207	$7,836	$2,660	$0	$369,703

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

March 2, 2015

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2014 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$61,756	$61,394	$61,170	$60,108	$244,428
Provision for loan losses	2,531	1,747	1,900	1,000	7,178
Net interest income after provision for loan losses	59,225	59,647	59,270	59,108	237,250
Noninterest income	29,928	31,072	29,666	28,354	119,020
Operating expenses	56,684	58,811	55,164	55,921	226,580
Income before income taxes	32,469	31,908	33,772	31,541	129,690
Income taxes	9,336	9,537	10,096	9,368	38,337
Net income	$23,133	$22,371	$23,676	$22,173	$91,353

Basic earnings per share	$0.57	$0.55	$0.58	$0.55	$2.24
Diluted earnings per share	$0.56	$0.54	$0.57	$0.54	$2.22

2013 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$60,636	$60,601	$58,432	$58,425	$238,094
Provision for loan losses	3,185	2,093	1,321	1,393	7,992
Net interest income after provision for loan losses	57,451	58,508	57,111	57,032	230,102
Noninterest income	21,379	27,594	27,098	26,109	102,180
Operating expenses	57,283	55,044	54,376	54,552	221,255
Income before income taxes	21,547	31,058	29,833	28,589	111,027
Income taxes	6,070	9,069	8,711	8,348	32,198
Net income	$15,477	$21,989	$21,122	$20,241	$78,829

Basic earnings per share	$0.38	$0.55	$0.53	$0.51	$1.96
Diluted earnings per share	$0.38	$0.54	$0.52	$0.50	$1.94

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2014 or through the date of this Annual Report on Form 10-K have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or about April 1, 2015 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
                      December 31, 2014 and 2013

-     Consolidated Statements of Income,
      Years ended December 31, 2014, 2013, and 2012

-     Consolidated Statements of Comprehensive Income,
      Years ended December 31, 2014, 2013, and 2012

-     Consolidated Statements of Changes in Shareholders' Equity,
                      Years ended December 31, 2014, 2013, and 2012

-     Consolidated Statement of Cash Flows,
                      Years ended December 31, 2014, 2013, and 2012

-     Notes to Consolidated Financial Statements,
                      December 31, 2014

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
                      Years ended December 31, 2014 and 2013 (unaudited)

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

2.2
Agreement and Plan of Merger, dated as of April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp, Inc.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 25, 2006 (Registration No. 001-13695).

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

10.4
Employment Agreement, effective January 1, 2015, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 2, 2015 (Registration No. 001-13695).(2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

10.6
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

10.7
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.8
Employment Agreement, dated as of October 18, 2013, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.9
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.10
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

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

10.17	2014 Long-Term Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 4, 2014 (Registration No. 001-13695).(2)

10.18	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.19	Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.20
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

10.23
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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 2, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March 2015.

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
James W. Gibson, Jr., Director