Form 10-Q
period 2015-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2015-05-08
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,769,536 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2015.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2015 and December 31, 2014_________________________________________________________________________________	3

	Consolidated Statements of Income
	Three months ended March 31, 2015 and 2014____________________________________________________________________________	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three months ended March 31, 2015 and 2014____________________________________________________________________________	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2015___________________________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2015 and 2014____________________________________________________________________________	7

	Notes to the Consolidated Financial Statements
	March 31, 2015___________________________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations__________________________________________	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk_________________________________________________________________	39

Item 4.	Controls and Procedures____________________________________________________________________________________________	40

Part II.	Other Information

Item 1.	Legal Proceedings_________________________________________________________________________________________________	41

Item 1A.	Risk Factors______________________________________________________________________________________________________	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds__________________________________________________________________	42

Item 3.	Defaults Upon Senior Securities_______________________________________________________________________________________	42

Item 4.	Mine Safety Disclosures_____________________________________________________________________________________________	42

Item 5.	Other Information__________________________________________________________________________________________________	42

Item 6.	Exhibits_________________________________________________________________________________________________________	43

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	March 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$150,533	$138,396

Available-for-sale investment securities (cost of $2,516,351 and $2,397,886, respectively)	2,622,779	2,472,925

Other securities, at cost	33,645	40,049

Loans held for sale, at fair value	1,437	1,042

Loans	4,163,911	4,236,206
Allowance for loan losses	(45,005)	(45,341)
Net loans	4,118,906	4,190,865

Goodwill, net	375,174	375,174
Core deposit intangibles, net	9,284	10,023
Other intangibles, net	1,596	1,776
Intangible assets, net	386,054	386,973

Premises and equipment, net	93,325	93,633
Accrued interest and fees receivable	27,518	24,645
Other assets	141,842	140,912

Total assets	$7,576,039	$7,489,440

Liabilities:
Noninterest-bearing deposits	$1,316,621	$1,324,661
Interest-bearing deposits	4,809,926	4,610,603
Total deposits	6,126,547	5,935,264

Borrowings	195,700	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,128	102,122
Accrued interest and other liabilities	138,262	126,150
Total liabilities	6,562,637	6,501,536

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,756,657 and 41,606,422 shares issued, respectively	41,757	41,606
Additional paid-in capital	413,925	409,984
Retained earnings	536,056	525,985
Accumulated other comprehensive income	48,933	30,720
Treasury stock, at cost (1,032,382 and 858,701 shares, respectively)	(27,269)	(20,391)
Total shareholders' equity	1,013,402	987,904

Total liabilities and shareholders' equity	$7,576,039	$7,489,440

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Interest and fees on loans	$45,591	$45,693
Interest and dividends on taxable investments	12,060	12,470
Interest and dividends on nontaxable investments	4,803	5,076
Total interest income	62,454	63,239

Interest expense:
Interest on deposits	1,800	2,235
Interest on borrowings	200	284
Interest on subordinated debt held by unconsolidated subsidiary trusts	614	612
Total interest expense	2,614	3,131

Net interest income	59,840	60,108
Provision for loan losses	623	1,000
Net interest income after provision for loan losses	59,217	59,108

Noninterest income:
Deposit service fees	12,470	12,255
Other banking services	1,055	1,190
Employee benefit services	11,075	10,435
Wealth management services	4,446	4,474
Total noninterest income	29,046	28,354

Noninterest expenses:
Salaries and employee benefits	31,029	30,740
Occupancy and equipment	7,395	7,691
Data processing and communications	6,990	6,803
Amortization of intangible assets	919	1,141
Legal and professional fees	1,746	1,947
Office supplies and postage	1,580	1,551
Business development and marketing	1,564	1,730
FDIC insurance premiums	989	1,019
Acquisition expenses	395	123
Other	3,341	3,176
Total noninterest expenses	55,948	55,921

Income before income taxes	32,315	31,541
Income taxes	10,018	9,368
Net income	$22,297	$22,173

Basic earnings per share	$0.55	$0.55
Diluted earnings per share	$0.54	$0.54
Cash dividends declared per share	$0.30	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2015	2014

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	$363	($77)
Tax effect	(140)	29
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	223	(48)

Amortization of prior service cost included in net periodic pension cost, gross	(43)	(44)
Tax effect	16	17
Amortization of prior service cost included in net periodic pension cost, net	(27)	(27)

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	196	(75)

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	31,389	40,558
Tax effect	(13,372)	(15,003)
Net unrealized holding gains arising during period, net	18,017	25,555

Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	18,017	25,555

Other comprehensive income, net of tax	18,213	25,480
Net income	22,297	22,173
Comprehensive income	$40,510	$47,653

	As of
	March 31, 2015	December 31, 2014
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($26,621)	($26,941)
Tax effect	10,102	10,225
Net unrealized loss for pension and other postretirement obligations	(16,519)	(16,716)

Unrealized gain on available-for-sale securities	106,428	75,039
Tax effect	(40,976)	(27,603)
Net unrealized gain on available-for-sale securities	65,452	47,436

Accumulated other comprehensive income	$48,933	$30,720

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2015
(In Thousands, Except Per-Share Data)
					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2014	40,747,721	$41,606	$409,984	$525,985	$30,720	($20,391)	$987,904

Net income				22,297			22,297

Other comprehensive income, net of tax					18,213		18,213

Cash dividends declared:				(12,226)			(12,226)
Common, $0.30 per share

Common stock issued under
employee stock plan,
including tax benefits of $696	150,235	151	2,790				2,941

Stock-based compensation			1,151				1,151

Treasury stock purchased	(265,230)					(9,125)	(9,125)

Treasury stock issued to benefit plan	91,549					2,247	2,247

Balance at March 31, 2015	40,724,275	$41,757	$413,925	$536,056	$48,933	($27,269)	$1,013,402

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$22,297	$22,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,247	3,286
Amortization of intangible assets	919	1,141
Net accretion/amortization of premiums and discounts on securities, loans, and borrowings	(595)	(654)
Stock-based compensation	1,151	1,182
Provision for loan losses	623	1,000
Amortization of mortgage servicing rights	104	117
Income from bank-owned life insurance policies	(273)	(289)
Net (gain) loss from sale of loans and other assets	176	(128)
Net change in loans originated for sale	(189)	(7)
Change in other assets and liabilities	(5,446)	105
Net cash provided by operating activities	22,014	27,926
Investing activities:
Proceeds from maturities of available-for-sale investment securities	36,670	19,231
Proceeds from maturities of other investment securities	6,404	11
Purchases of available-for-sale investment securities	(153,211)	(260,923)
Purchases of other securities	0	(3,384)
Net decrease in loans	70,013	10,389
Cash paid for acquisition, net of cash acquired of $0	0	(924)
Purchases of premises and equipment, net	(3,321)	(1,395)
Net cash used in investing activities	(43,445)	(236,995)
Financing activities:
Net increase in deposits	191,283	142,844
Net change in borrowings, net of payments of $0 and $3	(142,300)	75,197
Issuance of common stock	2,941	4,844
Purchases of treasury stock	(9,125)	0
Issuances of treasury stock	2,247	0
Cash dividends paid	(12,174)	(11,291)
Tax benefits from share-based payment arrangements	696	1,245
Net cash provided by financing activities	33,568	212,839
Change in cash and cash equivalents	12,137	3,770
Cash and cash equivalents at beginning of period	138,396	149,647
Cash and cash equivalents at end of period	$150,533	$153,417

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,642	$3,182
Cash paid for income taxes	5,707	164
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	12,306	11,355
Transfers from loans to other real estate	521	763

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2015 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed during 2014:

(000’s omitted)
Consideration paid:
Cash/Total net consideration paid	$924
Recognized amounts of identifiable assets acquired and liabilities assumed:
Other assets	163
Other intangibles	578
Total identifiable assets net	741
Goodwill	$183

The core deposit intangible and other intangibles related to the EBS-RMSCO acquisition is being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the EBS-RMSCO acquisition and is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.4 million and $0.1 million in the three months ended March 31, 2015 and 2014, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the EBS-RMSCO acquisition has not been provided as it would be impracticable to do so.  Historical financial information regarding the acquired branches is not accessible and, thus, the amounts would require estimates so significant as to render the disclosure irrelevant.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration and wealth management.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $800 million of assets, including loans of $370 million and $690 million of deposits.  The acquisition is expected to close during the third quarter of 2015, pending both customary regulatory and Oneida shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2015.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 55 through 60 of the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer installment - direct, consumer installment - indirect, home equity, and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  During December 2013, the Company reclassified its held-to-maturity portfolio to available-for-sale and consequently has not used the held-to-maturity classification since.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2015.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

Retirement Benefits
The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees, officers, and directors.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases, and expected return on plan assets.

New Accounting Pronouncements
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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,606,766	$69,346	$0	$1,676,112	$1,479,134	$39,509	$910	$1,517,733
Obligations of state and political subdivisions	645,979	27,041	311	672,709	645,398	26,749	244	671,903
Government agency mortgage-backed securities	220,279	10,016	769	229,526	228,971	9,782	1,025	237,728
Corporate debt securities	26,770	277	21	27,026	26,803	363	75	27,091
Government agency collateralized mortgage obligations	16,307	673	0	16,980	17,330	695	0	18,025
Marketable equity securities	250	178	2	426	250	195	0	445
Total available-for-sale portfolio	$2,516,351	$107,531	$1,103	$2,622,779	$2,397,886	$77,293	$2,254	$2,472,925

Other Securities:
Federal Home Loan Bank common stock	$13,149			$13,149	$19,553			$19,553
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,446			4,446	4,446			4,446
Total other securities	$33,645			$33,645	$40,049			$40,049

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater than, twelve months is as follows:

As of March 31, 2015
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31	$18,327	$271	3	$1,209	$40	34	$19,536	$311
Government agency mortgage-backed securities	2	2	0	19	34,302	769	21	34,304	769
Corporate debt securities	0	0	0	1	2,792	21	1	2,792	21
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Marketable equity securities	1	99	2	0	0	0	1	99	2
Total available-for-sale/investment portfolio	35	$18,428	$273	24	$38,308	$830	59	$56,736	$1,103

As of December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	0	$0	$0	4	$102,363	$910	4	$102,363	$910
Obligations of state and political subdivisions	23	13,413	34	46	26,490	210	69	39,903	244
Government agency mortgage-backed securities	3	5	0	19	34,770	1,025	22	34,775	1,025
Corporate debt securities	1	3,040	1	1	2,755	74	2	5,795	75
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	28	$16,458	$35	71	$166,383	$2,219	99	$182,841	$2,254

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by GNMA, FNMA and FHLMC which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2015 represents OTTI.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$40,781	$41,170
Due after one through five years	163,322	167,984
Due after five years through ten years	1,834,409	1,914,623
Due after ten years	241,003	252,070
Subtotal	2,279,515	2,375,847
Government agency mortgage-backed securities	220,279	229,526
Government agency collateralized mortgage obligations	16,307	16,980
Total	$2,516,101	$2,622,353

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	March 31,	December 31,
(000's omitted)	2015	2014
Consumer mortgage	$1,605,019	$1,613,384
Business lending	1,239,529	1,262,484
Consumer indirect	804,300	833,968
Consumer direct	176,084	184,028
Home equity	338,979	342,342
Gross loans, including deferred origination costs	4,163,911	4,236,206
Allowance for loan losses	(45,005)	(45,341)
Loans, net of allowance for loan losses	$4,118,906	$4,190,865

The outstanding balance related to credit impaired acquired loans was $5.9 million and $6.1 million at March 31, 2015 and December 31, 2014, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2014	$705
Accretion recognized, year-to-date	(151)
Net reclassification to accretable from nonaccretable	28
Balance at March 31, 2015	$582

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$9,841	$1,105	$13,467	$24,413	$1,514,128	$1,538,541
Business lending	4,779	90	2,731	7,600	1,099,128	1,106,728
Consumer indirect	6,419	51	0	6,470	796,892	803,362
Consumer direct	863	29	2	894	170,276	171,170
Home equity	1,642	50	2,078	3,770	277,685	281,455
Total	$23,544	$1,325	$18,278	$43,147	$3,858,109	$3,901,256

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,671	$210	$1,974	$3,855	$0	$62,623	$66,478
Business lending	939	0	300	1,239	5,280	126,282	132,801
Consumer indirect	29	0	0	29	0	909	938
Consumer direct	80	0	18	98	0	4,816	4,914
Home equity	401	164	414	979	0	56,545	57,524
Total	$3,120	$374	$2,706	$6,200	$5,280	$251,175	$262,655

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2015			December 31, 2014
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$936,556	$90,340	$1,026,896	$949,960	$93,510	$1,043,470
Special mention	100,507	16,785	117,292	103,176	18,038	121,214
Classified	69,665	20,396	90,061	71,458	21,030	92,488
Doubtful	0	0	0	0	0	0
Acquired impaired	0	5,280	5,280	0	5,312	5,312
Total	$1,106,728	$132,801	$1,239,529	$1,124,594	$137,890	$1,262,484

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 - 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2015:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,523,969	$803,311	$171,139	$279,327	$2,777,746
Nonperforming	14,572	51	31	2,128	16,782
Total	$1,538,541	$803,362	$171,170	$281,455	$2,794,528

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$64,294	$938	$4,896	$56,946	$127,074
Nonperforming	2,184	0	18	578	2,780
Total	$66,478	$938	$4,914	$57,524	$129,854

The following table details the balances in all other loan categories at December 31, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,529,035	$832,653	$178,547	$280,706	$2,820,941
Nonperforming	15,366	92	38	2,367	17,863
Total	$1,544,401	$832,745	$178,585	$283,073	$2,838,804

Acquired loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$66,629	$1,223	$5,425	$58,797	$132,074
Nonperforming	2,354	0	18	472	2,844
Total	$68,983	$1,223	$5,443	$59,269	$134,918

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of March 31, 2015 and December 31, 2014 follows:

	March 31,	December 31,
(000’s omitted)	2015	2014
Loans with allowance allocation	$0	$0
Loans without allowance allocation	645	0
Carrying balance	645	0
Contractual balance	645	0
Specifically allocated allowance	0	0

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2015 and 2014 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015						December 31, 2014
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	49	$2,059	36	$1,641	85	$3,700	49	$2,092	37	$1,770	86	$3,862
Business lending	4	307	3	463	7	770	6	442	3	468	9	910
Consumer indirect	0	0	75	649	75	649	0	0	79	615	79	615
Consumer direct	0	0	22	62	22	62	0	0	25	69	25	69
Home equity	13	127	13	271	26	398	13	218	13	278	26	496
Total	66	$2,493	149	$3,086	215	$5,579	68	$2,752	157	$3,200	225	$5,952

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2015 and 2014.  Of the loans noted in the table below, all loans for the three months ended March 31, 2015 and 2014 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Month Ended March 31, 2015		Three Month Ended March 31, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	4	$213	11	$533
Business lending	0	0	4	192
Consumer indirect	7	101	12	112
Consumer direct	1	4	2	10
Home equity	1	15	1	30
Total	13	$333	30	$877

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(443)	(133)	(1,427)	(345)	(66)	0	0	(2,414)
Recoveries	21	82	1,152	193	7	0	0	1,455
Provision	369	(331)	(23)	(52)	21	616	23	623
Ending balance	$10,233	$15,405	$11,246	$2,879	$2,663	$2,383	$196	$45,005

	Three Months Ended March 31, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(167)	(120)	(1,427)	(492)	(129)	0	(13)	(2,348)
Recoveries	41	171	796	212	6	0	0	1,226
Provision	413	(512)	969	186	111	149	(316)	1,000
Ending balance	$9,281	$17,046	$10,586	$3,087	$1,818	$2,178	$201	$44,197

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($31,042)	$9,284	$40,326	($30,303)	$10,023
Other intangibles	10,019	(8,423)	1,596	10,019	(8,243)	1,776
Total amortizing intangibles	$50,345	($39,465)	$10,880	$50,345	($38,546)	$11,799

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr - Dec 2015	$2,489
2016	2,612
2017	1,908
2018	1,424
2019	1,002
Thereafter	1,445
Total	$10,880

Shown below are the components of the Company’s goodwill at December 31, 2014 and March 31, 2015:

(000’s omitted)	December 31, 2014	Activity	March 31, 2015
Goodwill	$379,998	$0	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$375,174	$0	$375,174

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.83%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.92%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  No contributions to the defined benefit pension plan are required or planned for 2015.

The net periodic benefit cost for the three months ended March 31, 2015 and 2014 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2015	2014	2015	2014
Service cost	$831	$882	$0	$0
Interest cost	1,375	1,318	22	27
Expected return on plan assets	(3,042)	(2,980)	0	0
Amortization of unrecognized net loss	366	(77)	(3)	0
Amortization of prior service cost	2	1	(45)	(45)
Net periodic benefit cost	($468)	($856)	($26)	($18)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2015, compared to approximately 0.04 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2014 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2015	2014
Net income	$22,297	$22,173
Income attributable to unvested stock-based compensation awards	(100)	(99)
Income available to common shareholders	22,197	$22,074

Weighted-average common shares outstanding – basic	40,659	40,458
Basic earnings per share	$0.55	$0.55
Net income	$22,297	$22,173
Income attributable to unvested stock-based compensation awards	(100)	(99)
Income available to common shareholders	22,197	$22,074

Weighted-average common shares outstanding – basic	40,659	40,458
Assumed exercise of stock options	405	512
Weighted-average common shares outstanding – diluted	41,064	40,970
Diluted earnings per share	$0.54	$0.54

Stock Repurchase Program
At its December 2014 meeting, the Company’s Board of Directors (the “Board”) approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  During the first three months of 2015 the Company repurchased 265,230 shares of its common stock in open market transactions, compared to 123,000 shares repurchased during 2014.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2015	December 31, 2014
Commitments to extend credit	$786,327	$733,827
Standby letters of credit	22,788	23,916
Total	$809,115	$757,743

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached an agreement in principle to settle the first of two related class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In response to these actions, the Bank has contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification.  On September 30, 2014, the Bank reached an agreement in principle to settle the first action for $2.8 million in exchange for release of all claims of the class members covered by these actions.  A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter of 2014.  In connection with this settlement, on March 25, 2015, the parties executed a settlement agreement and the plaintiff’s counsel filed a motion with the Court for preliminary approval.  The settlement is subject to the Court’s final approval following notice to the class members, including the ability of class members to oppose or opt-out of the settlement.

On March 4, 2015, in connection with the pending merger of Oneida Financial Corp. into Community Bank System, Inc., a purported stockholder of Oneida Financial filed a lawsuit in New York Supreme Court, Oneida County, captioned Paul Parshall v. Richard B. Myers, et al.   On March 13, 2015, another purported stockholder filed a lawsuit in New York Supreme Court, Oneida County, captioned John Solak, v. Richard B. Myers et al.  On April 24, 2015, a third purported shareholder filed a lawsuit in the Circuit Court for Baltimore City, Maryland, captioned Linda Colvin v. Oneida Financial Corp, et al.  These lawsuits are brought on behalf of a putative class of Oneida Financial’s common stockholders and seek an order that they are properly maintainable as class actions.

These complaints name Oneida Financial, Oneida Financial’s directors, and Community Bank System as defendants and generally allege that the Director Defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the Merger, and that Community Bank System and/or Oneida Financial aided and abetted those alleged breaches of fiduciary duty.  The complaints allege that the director Defendants improperly favored Community Bank System and discouraged alternative bids by agreeing to the Merger Agreement’s non-solicitation provision and termination fee provision.  Plaintiffs cite that Community Bank System agreed in the Merger Agreement to appoint two of Oneida’s directors to the boards of Community Bank System and Community Bank, effective upon the closing of the Merger.  The complaints allege that the voting agreements entered into by Oneida Financial’s directors and certain executive officers to vote their shares in favor of the Merger Agreement were improper.  In addition, the complaints allege that the consideration to be received by Oneida Financial common stockholders is unreasonable, inadequate and unfair.  The complaints seek declaratory and injunctive relief to invalidate the Merger Agreement and prevent the consummation of the Merger. The complaints further seek unspecified damages, as well as costs including plaintiffs’ attorneys’ and experts’ fees.

On or about April 10, 2015, plaintiffs in the Parshall and Solak actions filed amended complaints and moved to consolidate the actions and to appoint co-lead interim counsel for the Plaintiffs.  Community Bank did not oppose such motion and answered the amended complaints filed by plaintiffs in these actions.  The parties in these actions have further agreed to an expedited discovery and briefing schedule.

Each of Community Bank System and Oneida Financial believes that the claims asserted are without merit and intends to vigorously defend against these lawsuits.

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

	March 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,676,112	$0	$0	$1,676,112
Obligations of state and political subdivisions	0	672,709	0	672,709
Government agency mortgage-backed securities	0	229,526	0	229,526
Corporate debt securities	0	27,026	0	27,026
Government agency collateralized mortgage obligations	0	16,980	0	16,980
Marketable equity securities	426	0	0	426
Total available-for-sale investment securities	1,676,538	946,241	0	2,622,779
Mortgage loans held for sale	0	1,437	0	1,437
Commitments to originate real estate loans for sale	0	0	152	152
Forward sales commitments	0	(22)	0	(22)
Total	$1,676,538	$947,656	$152	$2,624,346

	December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,496,667	$21,066	$0	$1,517,733
Obligations of state and political subdivisions	0	671,903	0	671,903
Government agency mortgage-backed securities	0	237,728	0	237,728
Corporate debt securities	0	27,091	0	27,091
Government agency collateralized mortgage obligations	0	18,025	0	18,025
Marketable equity securities	445	0	0	445
Total available-for-sale investment securities	1,497,112	975,813	0	2,472,925
Mortgage loans held for sale	0	1,042	0	1,042
Commitments to originate real estate loans for sale	0	0	185	185
Forward sales commitments	0	(43)	0	(43)
Total	$1,497,112	$976,812	$185	$2,474,109

The valuation techniques used to measure fair value for the items in the table above are as follows:

●
Available for sale investment securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  See Note D for further disclosure of the fair value of investment securities.

●
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2015 is approximately $1.4 million.  The unrealized gain on mortgage loans held for sale of approximately $52,000 was recognized in mortgage banking and other income in the consolidated statement.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2015	2014
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$185	$44
Total (losses) included in earnings (1)	(185)	(44)
Commitments to originate real estate loans held for sale, net	152	67
Ending balance	$152	$67

(1)	Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	March 31, 2015				December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Other real estate owned	$0	$0	$1,767	$1,767	$0	$0	$1,855	$1,855

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 10% to 49% at March 31, 2015 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is no valuation allowance at March 31, 2015 as the fair value of mortgage servicing rights of approximately $1.4 million exceeded the carrying value of approximately $1.1 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2014 or thus far in 2015.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis are as follows:
(000's omitted)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,767	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0%-49.2% (23.3%)
Commitments to originate real estate loans for sale	152	Discounted cash flow	Embedded servicing value	1%

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2014 are as follows:
(000's omitted)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,855	Fair value of collateral	Estimated cost of disposal/market adjustment	10.0% - 77.5% (30.6%)
Commitments to originate real estate loans for sale	185	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,118,906	$4,167,605	$4,190,865	$4,251,565
Financial liabilities:
Deposits	6,126,547	6,126,431	5,935,264	5,935,690
Borrowings	195,700	195,700	338,000	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,128	86,116	102,122	85,189

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

Deposits have been classified as a Level 2 valuation.  The fair value of demand deposits, interest-bearing checking deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of time deposit obligations are based on current market rates for similar products.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2015:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$5,236	($22)
Commitments to originate real estate loans for sale	Other assets	5,035	152
Total derivatives, net			$130

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three months ended March 31, 2015:

(000's omitted)	Location	Gain(Loss) recognized in the Statement of Income for the Three Months Ending March 31, 2015
Forward sales commitments	Mortgage banking and other services	$21
Commitments to originate real estate loans for sale	Mortgage banking and other services	(33)
Total, net		($12)

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  Employee benefit services, which includes Benefit Plans Administrative Services, Inc. (“BPAS”) and subsidiaries with offices throughout the U.S. and Puerto Rico, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  Wealth management services activities include trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management provided by Nottingham Advisors, Inc.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Net interest income	$59,785	$29	$26	$0	$59,840
Provision for loan losses	623	0	0	0	623
Noninterest income	13,524	11,353	4,633	(464)	29,046
Amortization of intangible assets	739	133	47	0	919
Other operating expenses	43,819	8,451	3,223	(464)	55,029
Income before income taxes	$28,128	$2,798	$1,389	$0	$32,315
Assets	$7,549,811	$32,206	$16,329	($22,307)	$7,576,039
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended March 31, 2014
Net interest income	$60,063	$23	$22	$0	$60,108
Provision for loan losses	1,000	0	0	0	1,000
Noninterest income	13,444	10,721	4,663	(474)	28,354
Amortization of intangible assets	912	172	57	0	1,141
Other operating expenses	43,711	8,297	3,246	(474)	54,780
Income before income taxes	$27,884	$2,275	$1,382	$0	$31,541
Assets	$7,370,190	$30,719	$14,383	($18,064)	$7,397,228
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2015 and 2014, although in some circumstances the fourth quarter of 2014 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2015, “first quarter” refers to the three months ended March 31, 2015 and earnings per share (“EPS”) figures refer to diluted EPS.

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

Acquired loans deemed impaired at acquisition are recorded in accordance with ASC 310-30. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount, which represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for loan credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below. However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment. The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income. When the carrying value exceeds the net realizable value an allowance for loan losses is recognized. For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

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

●
Investment securities – Investment securities can be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized. The fair values of investment securities are generally determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate curve attributes, and the selection of discount rates that appropriately reflect market and credit risks. Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”). An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

●
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees. The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers. Expenses under these plans are charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and expected return on plan assets.

●	Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets. Goodwill represents the value paid for acquired companies in excess of the fair value of net assets at the acquisition date. Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred, and will be reduced to its carrying value through a charge to earnings if impairment exists. Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives. The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific market and performance metrics, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 55-60 of the most recent Form 10-K (fiscal year ended December 31, 2014) filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.

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

First quarter net income increased slightly compared to the first quarter of 2014 while earnings per share for the three months ended March 31, 2015 was consistent with the first quarter of 2014.  The higher net income was due to higher noninterest income, primarily as a result of an increase in financial services revenue, as well as a lower provision for loan losses.  These were partially offset by lower net interest income, a result of a lower net interest margin, partially offset by earning asset growth and a higher effective income tax rate.  Operating expenses, which included acquisition-related charges of $0.4 million, or two-thirds of a cent per share after tax, were flat compared to the first quarter of 2014 and were the result of disciplined expense management including branch consolidations completed during 2014.

Both average loans and average deposits in the first quarter of 2015 were higher than their respective balances in the prior year first quarteras a result of organic growth in 2014.  Ending balances for the loan portfolio at March 31, 2015 were down from December 31, 2014, as is typical in the first quarter, but were higher than at the end of March 2014.  Deposit balances at the end of March 2015 increased in comparison to both December and March 2014.  The trend of larger proportions of deposits coming from lower and noninterest-bearing accounts continued and, as a result, assisted in the continued decline in the cost of funds.

Asset quality in the first quarter of 2015 remained stable and favorable in comparison to averages for peer financial organizations.  First quarter net charge-off, nonperforming loan and delinquent loan ratios were lower than those experienced in the fourth and first quarters of 2014.  The current quarter provision for loan losses was lower than that recorded in the fourth and first quarters of 2014, reflective of lower levels of net charge-offs and improved nonperforming loan ratios.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp., parent company of Oneida Savings Bank, headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration and wealth management.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $800 million of assets, including loans of $370 million and $690 million of deposits.  The acquisition is expected to close during the third quarter of 2015, pending both customary regulatory and Oneida shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2015.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $22.3 million was up $0.1 million, or 0.6%, as compared to the first quarter of 2014.  Earnings per share of $0.54 for the first quarter were consistent with that generated in the first quarter of 2014.  First quarter net interest income of $59.8 million was down $0.3 million, or 0.4%, from the comparable prior year period.  The decrease was the result of a lower net interest margin for the three months as compared to the comparable prior year period, partially offset by a year-over-year increase in average interest-earning assets, primarily due to organic loan growth.  The provision for loan losses for the first quarter decreased $0.4 million as compared to the first quarter of 2014 reflective of a decline in quarterly net charge-offs and improved non-performing and delinquency loan ratios.

First quarter noninterest income was $29.0 million, up $0.7 million, or 2.4%, from the first quarter of 2014, primarily due to organic growth across the franchise.  Contributing to the increase was a $0.6 million increase in revenue generated from the Company’s employee benefit services group during the first three months of 2015 in comparison to the equivalent prior year period.  Additionally, there was an increase in banking noninterest revenues of $0.1 million.

Operating expenses of $55.9 million for the first quarter increased slightly from the comparable prior year period.  Excluding acquisition-related expenses, operating expenses were $0.2 million lower due to lower occupancy and equipment costs and lower intangible amortization compared to the first quarter of 2014.  The first quarter effective tax rate was 31.0%, which was 1.3 percentage points above the prior year first quarter as a higher proportion of income was generated from fully taxable sources as well as certain statutory changes to state tax rates and other structures.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2015	2014
Net interest income	$59,840	$60,108
Provision for loan losses	623	1,000
Noninterest income	29,046	28,354
Noninterest expenses	55,948	55,921
Income before income taxes	32,315	31,541
Income taxes	10,018	9,368
Net income	$22,297	$22,173

Diluted weighted average common shares outstanding	41,247	41,152
Diluted earnings per share	0.54	$0.54

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $62.9 million, a $1.0 million, or 1.6%, decrease from the same period last year.  The decrease resulted from an 11 basis point decrease in the net interest margin, partially offset by an $83.6 million increase in average interest-bearing assets and a $107.5 million decrease in interest-bearing liabilities.  As reflected in Table 3, the first quarter rate decrease on interest-earning assets had a $2.4 million unfavorable impact on net interest income, while the volume increase in interest-earning assets combined with the rate and volume decreases on interest-bearing liabilities had a $1.4 million favorable impact on net interest income.

The net interest margin of 3.83% for the first quarter was 11 basis points lower as compared to the first quarter of 2014 as proactive and disciplined management of deposit funding costs continue to have a positive effect on margin results, but have not been able to fully offset declining asset yields.  The average yield on interest-earning assets decreased 14 basis points while the average rate on interest-bearing liabilities decreased four basis points.

The lower average yield on earning assets was primarily attributable to a 25 basis point decrease in the yield of investments, including cash equivalents, for the first quarter, as compared to the prior year period.  The lower yield was the result of maturing higher rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  Also contributing to the decrease in earning-asset yield for the quarter was a ten basis point decline in the loan yield as compared to the first quarter of 2014.  This was due to yields on new fixed-rate loan volume being below rates on the overall portfolio and certain existing longer-term adjustable rate loans repricing downward, as current interest rates are below those prevalent in certain prior periods.

The first quarter average rate of interest-bearing liabilities decreased versus the prior year quarter due to a three basis point decrease in interest-bearing deposit rates, partially offset by an 11 basis point increase in the average interest rate paid on external borrowings.  The decrease in the average rate of interest-bearing deposits was reflective of disciplined deposit pricing as a higher proportion of funding was supplied from lower rate and noninterest-bearing deposit accounts.  The proportion of customer deposits held in higher cost time deposits has continued to decline over the last several quarters.  The increase in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of borrowings.

The average balance of investments, including cash equivalents, for the first quarter of 2015 was $7.3 million lower than the comparable period of 2014, as the proceeds from maturities and calls of investments were not fully reinvested until late in the first quarter of 2015.  First quarter average loan balances increased $91.0 million, or 2.2%, as compared to the same period of 2014, due principally to organic loan growth in the consumer mortgage and indirect loan portfolios.

In comparison to the prior year first quarter, total first quarter average interest-bearing deposits were down $32.7 million, or 0.7%, as the deposit product mix continued to shift away from time deposits and into noninterest-bearing checking accounts.  First quarter average borrowings decreased $74.8 million from the first quarter of 2014 reflective of the liquidity provided by additional deposits and investment cash flows being utilized to paydown overnight FHLB borrowings.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 38.4% and 39.1% in 2015 and 2014, respectively.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include amortization of deferred loan costs and accretion of acquired loan marks and loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$18,080	$9	0.20%	$9,782	$6	0.25%
Taxable investment securities (1)	1,845,295	12,127	2.67%	1,833,296	12,969	2.87%
Nontaxable investment securities (1)	611,330	7,379	4.90%	638,975	8,119	5.15%
Loans (net of unearned discount)(2)	4,190,823	46,024	4.45%	4,099,827	45,979	4.55%
Total interest-earning assets	6,665,528	65,539	3.99%	6,581,880	67,073	4.13%
Noninterest-earning assets	823,651			751,202
Total assets	$7,489,179			$7,333,082

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,940,836	883	0.09%	$3,832,905	902	0.10%
Time deposits	763,167	917	0.49%	903,841	1,333	0.60%
Borrowings	327,791	814	1.01%	402,549	896	0.90%
Total interest-bearing liabilities	5,031,794	2,614	0.21%	5,139,295	3,131	0.25%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,319,499			1,197,922
Other liabilities	129,492			89,078
Shareholders' equity	1,008,394			906,787
Total liabilities and shareholders' equity	$7,489,179			$7,333,082

Net interest earnings		$62,925			$63,942

Net interest spread			3.78%			3.88%
Net interest margin on interest-earning assets			3.83%			3.94%

Fully tax-equivalent adjustment		$3,085			$3,834

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended March 31, 2015
	versus March 31, 2014
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	$4	($1)	$3
Taxable investment securities	84	(926)	(842)
Nontaxable investment securities	(343)	(397)	(740)
Loans	1,010	(965)	45
Total interest-earning assets (2)	844	(2,378)	(1,534)

Interest paid on:
Interest checking, savings and money market deposits	25	(44)	(19)
Time deposits	(190)	(226)	(416)
Borrowings	(178)	96	(82)
Total interest-bearing liabilities (2)	(64)	(453)	(517)

Net interest earnings (2)	$806	($1,823)	($1,017)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and investment advisory services (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2015	2014
Deposit service fees	$12,470	$12,255
Employee benefit services	11,075	10,435
Wealth management services	4,446	4,474
Other banking services	579	906
Mortgage banking	476	284
Total noninterest income	$29,046	$28,354

Noninterest income/operating income (FTE basis) (1)	31.6%	30.7%

(1)
For purposes of this ratio noninterest income excludes gains and losses on sales of investment securities and debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest income, excluding gains and losses on sales of investment securities and debt extinguishments.

As displayed in Table 4, noninterest income was $29.0 million in the first quarter of 2015.  This represents an increase of $0.7 million, or 2.4%, for the quarter in comparison to the first quarter of 2014.  General recurring banking revenue (deposit service fees and other banking services) of $13.0 million for the first quarter was down $0.1 million, or 0.9%, as compared to the prior year period.  This decline was the result of the continuing trend of lower utilization of overdraft protection programs  and a decline in certain nonrecurring revenues that were partially offset by solid growth in debit card-related revenue and other deposit-related services.

Residential mortgage banking income totaled $0.5 million for the first quarter of 2015, up $0.2 million as compared to the first quarter of 2014.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $8.5 million in the first quarter of 2014, while the amount held for sale at March 31, 2015 totaled $1.4 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.6 million, or 6.1%, for the three months ended March 31, 2015 as compared to the prior year period.  This business benefited from new customer generation, favorable market conditions and additional service offerings.  Wealth management services revenue for the first quarter of 2015 was consistent as compared to the prior year period, as solid organic growth in trust and investment advisory services, was offset by lower investment product sales.

The ratio of noninterest income to total income (FTE basis) was 31.6% for the first quarter versus 30.7% for the comparable period of 2014.  The increase for the quarter is a function of a 2.4 % increase in noninterest income, primarily from growth in the Company’s employee benefit services businesses and mortgage banking revenues, while net interest income decreased 0.4% due primarily to lower yields on interest-earning assets.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2015	2014
Salaries and employee benefits	$31,029	$30,740
Occupancy and equipment	7,395	7,691
Data processing and communications	6,990	6,803
Amortization of intangible assets	919	1,141
Legal and professional fees	1,746	1,947
Office supplies and postage	1,580	1,551
Business development and marketing	1,564	1,730
FDIC insurance premiums	989	1,019
Acquisition expenses	395	123
Other	3,341	3,176
Total noninterest expenses	$55,948	$55,921

Operating expenses(1)/average assets	2.96%	3.02%
Efficiency ratio(2)	59.4%	59.2%

(1)	Operating expenses is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles and litigation settlement.
(2)
Efficiency ratio is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest income less gains and losses on investment securities and debt extinguishments.

As shown in Table 5, operating expenses were $55.9 million for the first quarter of 2015, a slight increase from the prior year period.  Included in operating expenses are acquisition-related expenses of $0.4 million and $0.1 million in the first quarter 2015 and 2014, respectively.  Excluding acquisition expenses, operating expenses for the quarter were $55.6 million, a decrease of $0.2 million, or 0.4%, from the first quarter of 2014.  Salaries and employee benefits increased $0.3 million, or 0.9%, for the first quarter of 2015, as compared to the comparable period of 2014.  Merit-based personnel cost increases and higher retirement plan costs caused by lower pension discount rates, were offset by fewer full-time equivalent staff.  The remaining change to operating expenses can be attributed to lower occupancy and equipment ($0.3 million less for the quarter), legal and professional ($0.2 million), business development and marketing ($0.2 million), and amortization of intangible assets ($0.2 million), while data processing and communications and other expenses were each up $0.2 million compared to the previous year first quarter.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest income excluding gains/losses on investment securities and debt extinguishment costs) was 59.4% for the first quarter, 0.2 percentage points unfavorable to the comparable quarter of 2014.  This change resulted from operating income decreasing 0.4%, driven by lower net interest income, while operating expenses (as described above) decreased at a slower 0.1% rate.  Operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased six basis points versus the prior year quarter.  Operating expenses (as defined above) decreased 0.1% for the quarterly period, while average assets increased at a 2.1% year over year, benefitting from organic loan growth.

Income Taxes

The first quarter 2015 effective income tax rate was 31.0% as compared to the 29.7% effective tax rate for the comparable period of 2014, reflective of a higher proportion of income being generated from fully taxable sources, as well as certain statutory changes to state tax rates and structures.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.66 billion at the end of the first quarter, an increase of $143.5 million from December 31, 2014 and $150.2 million from March 31, 2014.  The book value (excluding unrealized gains and losses) of investments increased $118.5 million from December 31, 2014 and $55.6 million from March 31, 2014.  During the first quarter of 2015 the Company purchased $146.0 million of U.S. Treasury and Agency securities with an average yield of 2.05% and $7.2 million of obligations of state and political subdivisions with an average yield of 3.55%.  The Company also had $36.7 million of investment maturities and calls during the first quarter.  During the second, third and fourth quarters of 2014 the Company purchased $34.9 million of obligations of state and political subdivisions securities and $14.7 million of Government agency mortgage-backed securities.  These purchases were more than offset by investment calls and maturities of $117.9 million during the same period.

With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with small decreases in the proportions of obligations of state and political subdivisions and government agency mortgage-backed securities and a slight increase in the proportion of U.S. Treasury and Agency securities.  The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2015, the portfolio had a $106.4 million net unrealized gain, an increase of $31.4 million from the unrealized gain at December 31, 2014 and a $96.9 million increase from the unrealized gain at March 31, 2014.  These changes in the unrealized gain were driven by the recent decline in longer-term interest rates.

Table 6: Investment Securities

	March 31, 2015		December 31, 2014		March 31, 2014
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,606,766	$1,676,112	$1,479,134	$1,517,733	$1,479,306	$1,466,731
Obligations of state and political subdivisions	645,979	672,709	645,398	671,903	684,713	699,126
Government agency mortgage-backed securities	220,279	229,526	228,971	237,728	248,785	254,850
Corporate debt securities	26,770	27,026	26,803	27,091	26,899	27,557
Government agency collateralized mortgage obligations	16,307	16,980	17,330	18,025	20,777	21,589
Marketable equity securities	250	426	250	445	250	433
Total available-for-sale portfolio	2,516,351	2,622,779	2,397,886	2,472,925	2,460,730	2,470,286

Other Securities:
Federal Home Loan Bank common stock	13,149	13,149	19,553	19,553	15,436	15,436
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,446	4,446	4,446	4,446	4,449	4,449
Total other securities	33,645	33,645	40,049	40,049	35,935	35,935

Total investments	$2,549,996	$2,656,424	$2,437,935	$2,512,974	$2,496,665	$2,506,221

Loans

As shown in Table 7, loans ended the first quarter at $4.16 billion, up $67.6 million, or 1.6%, from one year earlier and down $72.3 million, or 1.7%, from the end of 2014.  The growth during the last twelve months was attributable to strong organic growth in the consumer mortgage and consumer indirect and direct installment portfolios, partially offset by soft demand for business lending and home equity loans.  The decline during the current quarter occurred in all portfolios and is reflective of the traditional slowdown in origination activity during the winter season.

Table 7: Loans

(000's omitted)	March 31, 2015		December 31, 2014		March 31, 2014
Consumer mortgage	$1,605,019	38.6%	$1,613,384	38.1%	$1,579,322	38.6%
Business lending	1,239,529	29.8%	1,262,484	29.8%	1,246,070	30.4%
Consumer indirect	804,300	19.3%	833,968	19.7%	755,849	18.4%
Consumer direct	176,084	4.2%	184,028	4.3%	174,357	4.3%
Home equity	338,979	8.1%	342,342	8.1%	340,760	8.3%
Total loans	$4,163,911	100.0%	$4,236,206	100.0%	$4,096,358	100.0%

Consumer mortgages, which do not include exposure to Alt-A or other higher-risk mortgage products, increased $25.7 million, or 1.6%, from one year ago and decreased $8.4 million, or 0.5%, from December 31, 2014.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets, but began slowing during 2014 as the market opportunities for refinancing have declined. The Company chose to retain in portfolio most of its mortgage production in the first quarter and sold $8.5 million in the secondary market during the first three months of 2015.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio decreased $6.5 million from March 31, 2014 and decreased $23.0 million from December 31, 2014, as contractual and other unscheduled principal reductions continued to offset new loan generation.  Soft customer demand and highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates primarily due to general economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $50.2 million, or 5.4%, on a year-over-year basis and decreased $37.6 million, or 3.7%, as compared to December 31, 2014, as seasonally expected.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has grown in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predict moderate vehicle sales increases over the prior year levels and this should create opportunity for the Company to continue to produce indirect loan growth.

Home equity loans decreased $1.8 million, or 0.5%, from one year ago and decreased $3.4 million, or 1.0%, from December 31, 2014, due in part to home equity loans being paid off or down as part of the mortgage refinancing activity that has occurred in the current low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that has occurred in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2015 and 2014 and December 31, 2014.

Table 8: Nonperforming Assets
	March 31,	December 31,	March 31,
(000's omitted)	2015	2014	2014
Nonaccrual loans
Consumer mortgage	$15,441	$15,323	$14,433
Business lending	3,031	2,780	4,737
Consumer indirect	0	10	13
Consumer direct	20	20	3
Home equity	2,492	2,598	2,483
Total nonaccrual loans	20,984	20,731	21,669
Accruing loans 90+ days delinquent
Consumer mortgage	1,315	2,397	1,096
Business lending	90	350	54
Consumer indirect	51	82	682
Consumer direct	29	36	59
Home equity	214	241	86
Total accruing loans 90+ days delinquent	1,699	3,106	1,977
Nonperforming loans
Consumer mortgage	16,756	17,720	15,529
Business lending	3,121	3,130	4,791
Consumer indirect	51	92	695
Consumer direct	49	56	62
Home equity	2,706	2,839	2,569
Total nonperforming loans	22,683	23,837	23,646
Other real estate owned (OREO)	1,767	1,855	4,914
Total nonperforming assets	$24,450	$25,692	$28,560

Nonperforming loans / total loans	0.54%	0.56%	0.58%
Nonperforming assets / total loans and other real estate	0.59%	0.61%	0.70%
Delinquent loans (30 days old to nonaccruing) to total loans	1.19%	1.46%	1.25%
Net charge-offs to average loans outstanding (quarterly)	0.09%	0.23%	0.11%
Net charge-offs to average legacy loans outstanding (quarterly)	0.09%	0.21%	0.12%
Loan loss provision to net charge-offs (quarterly)	65%	103%	89%
Legacy loan loss provision to net charge-offs (quarterly) (1)	61%	125%	121%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at March 31, 2015 were $24.5 million, a $1.2 million decrease versus the level at the end of 2014 and a $4.1 million decrease as compared to one year earlier.  Nonperforming loans decreased $1.2 million from year-end 2014 and were down $1.0 million from March 31, 2014.  Other real estate owned (“OREO”) at March 31, 2015 of $1.8 million decreased $0.1 million from December 31, 2014 and decreased $3.1 million from March 31, 2014.  At March 31, 2015, OREO consisted of four commercial properties and 28 residential properties as compared to four commercial and 29 residential OREO properties at December 31, 2014 and 12 commercial and 35 residential OREO properties at March 31, 2014.  Nonperforming loans were 0.54% of total loans outstanding at the end of the first quarter, two basis points lower than the level at December 31, 2014 and a four basis point improvement from the level at March 31, 2014.

Approximately 14% of the nonperforming loans at March 31, 2015 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has continued to decline and is below the Company’s longer-term average results as a proportion of total business loans.  Approximately 74% of nonperforming loans at March 31, 2015 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that certain other parts of the country encountered during the last recession.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Also contributing to the increased level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process which is being driven by new regulatory requirements.  The remaining 12% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgage.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 198% at the end of the first quarter, as compared to 190% at year-end 2014 and 187% at March 31, 2014.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.19% at the end of the first quarter, 27 basis points below the 1.46% at year-end 2014 and six basis points lower than the 1.25% at March 31, 2014.  The business lending delinquency ratio at the end of the first quarter was 12 basis points below the level at December 31, 2014 and was 21 basis points lower than the level at March 31, 2014.  The delinquency rate for consumer direct and consumer indirect loans also decreased as compared to both December 31, 2014 and March 31, 2014.  The delinquency ratio for consumer mortgages and the home equity portfolio were lower than the level at December 31, 2014, but higher than the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2015	2014
Allowance for loan losses at beginning of period	$45,341	$44,319
Charge-offs:
Consumer mortgage	443	167
Business lending	133	133
Consumer indirect	1,427	1,427
Consumer direct	345	492
Home equity	66	129
Total charge-offs	2,414	2,348
Recoveries:
Consumer mortgage	21	41
Business lending	82	171
Consumer indirect	1,152	796
Consumer direct	193	212
Home equity	7	6
Total recoveries	1,455	1,226

Net charge-offs	959	1,122
Provision for loans losses	623	1,000

Allowance for loan losses at end of period	$45,005	$44,197
Allowance for loan losses / total loans	1.08%	1.08%
Allowance for legacy loan losses / total legacy loans (1)	1.14%	1.15%
Allowance for loan losses / nonperforming loans	198%	187%
Allowance for legacy loan losses / nonperforming loans (1)	226%	222%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.11%	0.03%
Business lending	0.02%	-0.01%
Consumer indirect	0.14%	0.35%
Consumer direct	0.34%	0.63%
Home equity	0.07%	0.15%
Total loans	0.09%	0.11%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2015 were $1.0 million, $0.2 million lower than the first quarter of 2014.  Net charge-offs for the consumer indirect, consumer direct, and home equity portfolios experienced lower levels of net charge-offs in the first three months of 2015 as compared to the first three months of 2014, while the business lending and consumer mortgage portfolios had higher levels of chargeoffs .  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2015 was 0.09%, 14 basis points lower than the fourth quarter of 2014 and two basis points lower than the first quarter of 2014, respectively.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The provision for loan losses was $0.6 million in the first quarter, with $0.5 million related to legacy loans.  The provision was $0.4 million lower than the equivalent prior year period, reflective of the lower net charge-off levels experienced.  The first quarter 2015 loan loss provision was $0.3 million less than the level of net charge-offs for the quarter, reflective of a decline in loan balances and improved asset quality metrics.  The allowance for loan losses of $45.0 million as of March 31, 2015 was an increase of $0.8 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan loss to total legacy loans ratio of 1.14% at March 31, 2015, one basis point lower than March 31, 2014 and equal to the level reported at December 31, 2014.

As of March 31, 2015, the purchase discount related to the $266 million of remaining non-impaired loan balances acquired from HSBC Bank USA, N.A., First Niagara Bank, N.A. and Wilber National Bank was approximately $8.7 million, or 3.3%, of that portfolio, with an additional $0.2 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $6.02 billion in the first quarter were up $88.8 million compared to the first quarter of 2014 and increased $40.0 million from the the fourth quarter of last year.  The mix of average deposits continues to change. The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix, combined with the Company’s ability to manage deposit funding costs, resulted in the quarterly average cost of deposits declining from 0.15% in the first quarter of 2014 to 0.12% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average first quarter nonpublic fund deposits decreased $51.9 million, or 1.0%, versus the fourth quarter of 2014 and increased $14.1 million, or 0.3%, compared to the year-earlier period.  Average public fund deposits for the first quarter increased $91.8 million, or 15.8%, from the fourth quarter of 2014 and $74.8 million, or 12.5%, from the first quarter of 2014.  Public fund deposits as a percentage of total deposits increased from 10.1% in the first quarter of 2014 to 11.2% in the first quarter of 2015.

Table 10: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2015	2014	2014
Noninterest checking deposits	$1,319,499	$1,293,760	$1,197,922
Interest checking deposits	1,409,103	1,358,667	1,309,909
Regular savings deposits	1,058,539	1,044,423	1,022,516
Money market deposits	1,473,194	1,493,952	1,500,480
Time deposits	763,167	792,746	903,841
Total deposits	$6,023,502	$5,983,548	$5,934,668

Nonpublic fund deposits	$5,350,502	$5,402,375	$5,336,432
Public fund deposits	673,000	581,173	598,236
Total deposits	$6,023,502	$5,983,548	$5,934,668

Borrowings

At the end of the first quarter, external borrowings of $297.8 million were $142.3 million, or 32%, lower than borrowings at December 31, 2014, and were $21.4 million lower than the end of the first quarter of 2014 as additional liquidity resulting from the deposit balance increase outpacing earning-asset growth was used to pay down FHLB overnight advances.  The 1.01% average rate on total borrowings in the first quarter was 11 basis points higher than the year-earlier period due to a lower proportion of low-rate overnight FHLB borrowings.

Shareholders’ Equity

Total shareholders’ equity of $1.0 billion at the end of the first quarter was an increase of $25.5 million from the balance at December 31, 2014.  This increase consisted of net income of $22.3 million, an $18.2 million increase in other comprehensive income, $5.1 million from shares issued under the employee stock plan and $1.2 million from employee stock options earned, partially offset by dividends declared of $12.2 million and $9.1 million of treasury stock purchases.  The change in other comprehensive income/(loss) was comprised of an $18.0 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a $0.2 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $95.3 million, as net income, a higher market value adjustment on investments, and the issuance of common stock more than offset dividends declared, the change in the funded status of the Company’s defined benefit pension and other postretirement plans and treasury stock purchases.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.15% at the end of the first quarter, up 19 basis points from year-end 2014 and 67 basis points higher than its level one year earlier.  The increase in the Tier I leverage ratio compared to December 31, 2014 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 1.3%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments decreased 0.6%.  The Tier I leverage ratio increased as compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 8.1% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 1.0%, driven by solid organic loan growth.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.19% increased 27 basis points from December 31, 2014 and 122 basis points versus March 31, 2014.  The increases in the tangible equity ratio were mostly attributable to proportionally larger increases in tangible equity than the increases in tangible asset levels due to net income retention and a higher investment market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2015 was 54.8%, up from 51.2% for the three months ended March 31, 2014.  Dividends declared increased 7.7% as the Company’s quarterly dividend per share was raised from $0.28 to $0.30 in July 2014, while net income for the first quarter of 2015 increased 0.6% over the prior year period.  Additionally, the number of common shares outstanding increased 0.2% over the last twelve months.  The dividend increase marked the Company’s 22nd consecutive year of increased dividend payouts to shareholders.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on- and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds are FHLB advances, of which $196 million are outstanding at March 31, 2015.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2015, the Bank had $151 million of cash and cash equivalents of which $24 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $995 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2015, this ratio was 19.9% for 30-days and 19.8% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2015, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2015 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though considered remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 73% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 27% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short- and long-term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using March 31, 2015 as a starting point.
●
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

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

●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at March 31, 2015
+200 basis points	($4,204,000)
0 basis points	($647,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Bank reached an agreement in principle to settle the first of two related class actions pending in the United States District Court for the Middle District of Pennsylvania which were commenced October 30, 2013 and May 29, 2014, respectively.  The first action alleged that notices provided by the Bank in connection with the repossession of the named plaintiff’s automobile failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code (UCC) and related statutes.  The plaintiff sought to pursue the action as a class action on behalf of herself and similarly situated plaintiffs who had their automobiles repossessed and sought to recover statutory damages under the UCC. The second action filed May 29, 2014 contained similar allegations, which the plaintiff also sought to pursue as a class action for statutory damages. In response to these actions, the Bank has contested the allegations that the notices were deficient, asserted various legal defenses and counterclaims, and opposed class certification.  On September 30, 2014, the Bank reached an agreement in principle to settle the first action for $2.8 million in exchange for release of all claims of the class members covered by these actions.  A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was recorded in the third quarter of 2014.  In connection with this settlement, on March 25, 2015, the parties executed a settlement agreement and the plaintiff’s counsel filed a motion with the Court for preliminary approval.  The settlement is subject to the Court’s final approval following notice to the class members, including the ability of class members to oppose or opt-out of the settlement.

On March 4, 2015, in connection with the pending merger of Oneida Financial Corp. into Community Bank System, Inc., a purported stockholder of Oneida Financial filed a lawsuit in New York Supreme Court, Oneida County, captioned Paul Parshall v. Richard B. Myers, et al.   On March 13, 2015, another purported stockholder filed a lawsuit in New York Supreme Court, Oneida County, captioned John Solak, v. Richard B. Myers et al.  On April 24, 2015, a third purported shareholder filed a lawsuit in the Circuit Court for Baltimore City, Maryland, captioned Linda Colvin v. Oneida Financial Corp, et al. These lawsuits are brought on behalf of a putative class of Oneida Financial’s common stockholders and seek an order that they are properly maintainable as class actions.

These complaints name Oneida Financial, Oneida Financial’s directors, and Community Bank System as defendants and generally allege that the Director Defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the Merger, and that Community Bank System and/or Oneida Financial aided and abetted those alleged breaches of fiduciary duty.  The complaints allege that the director Defendants improperly favored Community Bank System and discouraged alternative bids by agreeing to the Merger Agreement’s non-solicitation provision and termination fee provision.  Plaintiffs cite that Community Bank System agreed in the Merger Agreement to appoint two of Oneida’s directors to the boards of Community Bank System and Community Bank, effective upon the closing of the Merger.  The complaints allege that the voting agreements entered into by Oneida Financial’s directors and certain executive officers to vote their shares in favor of the Merger Agreement were improper.  In addition, the complaints allege that the consideration to be received by Oneida Financial common stockholders is unreasonable, inadequate, and unfair.  The complaints seek declaratory and injunctive relief to invalidate the Merger Agreement and prevent the consummation of the Merger. The complaints further seek unspecified damages, as well as costs including plaintiffs’ attorneys’ and experts’ fees.

On or about April 10, 2015, plaintiffs in the Parshall and Solak actions filed amended complaints and moved to consolidate the actions and to appoint co-lead interim counsel for the Plaintiffs.  Community Bank did not oppose such motion and answered the amended complaints filed by plaintiffs in these actions.  The parties in these actions have further agreed to an expedited discovery and briefing schedule.

Each of Community Bank System and Oneida Financial believes that the claims asserted are without merit and intends to vigorously defend against these lawsuits.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 2, 2015.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2014 meeting, the Company’s Board approved a new repurchase program authorizing the repurchase of up to 2,000,000 of its outstanding shares in open market or privately negotiated transactions in accordance with securities laws and regulations, through December 31, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015 (1)	72,557	$35.13	63,875	1,936,125
February 1-28, 2015	144,099	34.03	144,099	1,792,026
March 1-31, 2015 (1)	70,082	34.98	57,256	1,734,770
Total	286,738	$34.54

(1) Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan of 8,682 shares and 12,826 shares in January 2015 and March 2015, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                      Defaults Upon Senior Securities
Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                Description

2.1
Agreement and Plan Merger, dated as of February 24, 2015, by and among Community Bank System, Inc., and Oneida Financial Corp.  Incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed on February  25, 2015 (Registration No. 001-13695).

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

Community Bank System, Inc.

Date: May 8, 2015	/s/ Mark E. Tryniski
Mark E. Tryniski, President and
Chief Executive Officer

Date: May 8, 2015
/s/ Scott Kingsley
Scott Kingsley, Treasurer and
Chief Financial Officer