Form 10-Q
period 2015-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2015-08-07
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,971,575 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2015.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and six months ended June 30, 2015 and 2014	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2015	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2015 and 2014	7

	Notes to the Consolidated Financial Statements
	June 30, 2015	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$143,047	$138,396

Available-for-sale investment securities (cost of $2,761,022 and $2,397,886, respectively)	2,817,861	2,472,925

Other securities, at cost	50,189	40,049

Loans held for sale, at fair value	1,031	1,042

Loans	4,263,603	4,236,206
Allowance for loan losses	(45,282)	(45,341)
Net loans	4,218,321	4,190,865

Goodwill, net	375,174	375,174
Core deposit intangibles, net	8,574	10,023
Other intangibles, net	1,767	1,776
Intangible assets, net	385,515	386,973

Premises and equipment, net	92,543	93,633
Accrued interest and fees receivable	24,833	24,645
Other assets	175,431	140,912

Total assets	$7,908,771	$7,489,440

Liabilities:
Noninterest-bearing deposits	$1,337,101	$1,324,661
Interest-bearing deposits	4,749,719	4,610,603
Total deposits	6,086,820	5,935,264

Borrowings	566,200	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,134	102,122
Accrued interest and other liabilities	153,278	126,150
Total liabilities	6,908,432	6,501,536

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,840,221 and 41,606,422 shares issued, respectively	41,840	41,606
Additional paid-in capital	417,513	409,984
Retained earnings	547,769	525,985
Accumulated other comprehensive income	18,670	30,720
Treasury stock, at cost (963,615 and 858,701 shares, respectively)	(25,453)	(20,391)
Total shareholders' equity	1,000,339	987,904

Total liabilities and shareholders' equity	$7,908,771	$7,489,440

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$45,791	$46,073	$91,382	$91,766
Interest and dividends on taxable investments	13,288	12,772	25,348	25,242
Interest and dividends on nontaxable investments	4,801	5,264	9,604	10,340
Total interest income	63,880	64,109	126,334	127,348

Interest expense:
Interest on deposits	1,731	2,068	3,531	4,303
Interest on borrowings	294	254	494	537
Interest on subordinated debt held by unconsolidated subsidiary trusts	627	617	1,241	1,229
Total interest expense	2,652	2,939	5,266	6,069

Net interest income	61,228	61,170	121,068	121,279
Provision for loan losses	591	1,900	1,214	2,900
Net interest income after provision for loan losses	60,637	59,270	119,854	118,379

Noninterest revenues:
Deposit service fees	13,213	13,172	25,683	25,427
Other banking services	799	1,608	1,854	2,798
Employee benefit services	11,322	10,448	22,397	20,883
Wealth management services	4,385	4,438	8,831	8,912
Total noninterest revenues	29,719	29,666	58,765	58,020

Noninterest expenses:
Salaries and employee benefits	31,010	30,409	62,039	61,149
Occupancy and equipment	6,844	6,916	14,239	14,608
Data processing and communications	7,473	7,251	14,463	14,054
Amortization of intangible assets	880	1,101	1,799	2,242
Legal and professional fees	1,642	1,507	3,388	3,454
Office supplies and postage	1,517	1,647	3,097	3,198
Business development and marketing	2,258	1,930	3,822	3,660
FDIC insurance premiums	963	947	1,952	1,966
Acquisition expenses	361	0	756	123
Other	3,100	3,456	6,441	6,632
Total noninterest expenses	56,048	55,164	111,996	111,086

Income before income taxes	34,308	33,772	66,623	65,313
Income taxes	10,468	10,096	20,486	19,463
Net income	$23,840	$23,676	$46,137	$45,850

Basic earnings per share	$0.58	$0.58	$1.13	$1.13
Diluted earnings per share	$0.58	$0.57	$1.12	$1.11
Cash dividends declared per	$0.30	$0.28	$0.60	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	$363	($77)	$727	($156)
Tax effect	(140)	31	(281)	61
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	223	(46)	446	(95)

Amortization of prior service cost included in net periodic pension cost, gross	(43)	(44)	(85)	(87)
Tax effect	16	17	33	34
Amortization of prior service cost included in net periodic pension cost, net	(27)	(27)	(52)	(53)

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	196	(73)	394	(148)

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gains/(losses) arising during period, gross	(49,589)	36,465	(18,200)	77,023
Tax effect	19,129	(13,484)	5,756	(28,487)
Net unrealized holding gains/(losses) arising during period, net	(30,460)	22,981	(12,444)	48,536

Other comprehensive income/(loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	(30,460)	22,981	(12,444)	48,536

Other comprehensive income/(loss), net of tax	(30,264)	22,908	(12,050)	48,388
Net income	23,840	23,676	46,137	45,850
Comprehensive income/(loss)	($6,424)	$46,584	$34,087	$94,238

	As of
	June 30, 2015	December 31, 2014
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($26,300)	($26,941)
Tax effect	9,978	10,225
Net unrealized loss for pension and other postretirement obligations	(16,322)	(16,716)

Unrealized gain on available-for-sale securities	56,839	75,039
Tax effect	(21,847)	(27,603)
Net unrealized gain on available-for-sale securities	34,992	47,436

Accumulated other comprehensive income	$18,670	$30,720

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2015
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2014	40,747,721	$41,606	$409,984	$525,985	$30,720	($20,391)	$987,904

Net income				46,137			46,137

Other comprehensive income, net of tax					(12,050)		(12,050)

Cash dividends declared:
Common, $0.60 per share				(24,353)			(24,353)

Common stock issued under
employee stock plan,
including tax benefits of $1,063	233,799	234	5,379				5,613

Stock-based compensation			2,150				2,150

Treasury stock purchased	(265,230)					(9,125)	(9,125)

Treasury stock issued to benefit plan	160,316					4,063	4,063

Balance at June 30, 2015	40,876,606	$41,840	$417,513	$547,769	$18,670	($25,453)	$1,000,339

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$46,137	$45,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,533	6,526
Amortization of intangible assets	1,799	2,242
Net accretion/amortization of premiums and discounts on securities, loans, and borrowings	(1,505)	(1,595)
Stock-based compensation	2,150	2,088
Provision for loan losses	1,214	2,900
Amortization of mortgage servicing rights	206	228
Income from bank-owned life insurance policies	(515)	(511)
Net (gain) loss from sale of loans and other assets	21	(202)
Net change in loans originated for sale	357	148
Change in other assets and liabilities	(2,417)	560
Net cash provided by operating activities	53,980	58,234
Investing activities:
Proceeds from maturities of available-for-sale investment securities	89,631	67,557
Proceeds from maturities of other investment securities	172	14
Purchases of available-for-sale investment securities	(448,747)	(294,417)
Purchases of other securities	(10,312)	(8,105)
Net increase in loans	(31,173)	(43,437)
Cash paid for acquisition, net of cash acquired of $0	0	(924)
Expenditure for intangible asset	(100)	0
Purchases of premises and equipment, net	(5,810)	(3,827)
Net cash used in investing activities	(406,339)	(283,139)
Financing activities:
Net increase in deposits	151,556	75,251
Net change in borrowings, net of payments of $0 and $5	228,200	177,495
Issuance of common stock	5,613	5,599
Purchases of treasury stock	(9,125)	0
Issuances of treasury stock	4,063	0
Cash dividends paid	(24,360)	(22,619)
Tax benefits from share-based payment arrangements	1,063	1,435
Net cash provided by financing activities	357,010	237,161
Change in cash and cash equivalents	4,651	12,256
Cash and cash equivalents at beginning of period	138,396	149,647
Cash and cash equivalents at end of period	$143,047	$161,903

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,321	$6,178
Cash paid for income taxes	13,291	11,464
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	12,247	11,434
Transfers from loans to other real estate	1,830	1,550
Purchase of intangible asset	241	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2015 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

(000’s omitted)
Consideration paid:
Cash/Total net consideration paid	$924
Recognized amounts of identifiable assets acquired and liabilities assumed:
Other assets	163
Other intangibles	578
Total identifiable assets	741

Goodwill	$183

The other intangible related to the EBS-RMSCO acquisition is being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the EBS-RMSCO acquisition and is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.4 million and $0.8 million, respectively, in the three and six months ended June 30, 2015 and $0.1 million in the six months ended June 30, 2014, and have been separately stated in the Consolidated Statements of Income.

Supplemental pro forma financial information related to the EBS-RMSCO acquisition has not been provided as it would be impracticable to do so.  Historical financial information regarding EBS-RMSCO is not accessible and, thus, the amounts would require estimates so significant as to render the disclosure irrelevant.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration and wealth management.  Upon the completion of the merger, the Bank will add 12 branch locations and approximately $850 million of assets, including approximately $390 million of loans and $740 million of deposits.  The Oneida shareholders have approved the acquisition, which is expected to close during the fourth quarter of 2015, pending customary regulatory approvals.  The Company expects to incur certain one-time, transaction-related costs during the remainder of 2015.

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

Acquired Non-impaired Loans
Acquired loans that do not meet the requirements under ASC 310-30 are considered acquired non-impaired loans. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans are consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending; consumer direct; consumer indirect; home equity; and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as either held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  During December 2013, the Company reclassified its held-to-maturity portfolio to available-for-sale and consequently has not used the held-to-maturity classification since.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2015.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2017.  The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,861,584	$34,939	$3,078	$1,893,445	$1,479,134	$39,509	$910	$1,517,733
Obligations of state and political subdivisions	645,271	20,092	2,599	662,764	645,398	26,749	244	671,903
Government agency mortgage-backed securities	212,145	8,080	1,470	218,755	228,971	9,782	1,025	237,728
Corporate debt securities	26,738	141	62	26,817	26,803	363	75	27,091
Government agency collateralized mortgage obligations	15,034	621	0	15,655	17,330	695	0	18,025
Marketable equity securities	250	175	0	425	250	195	0	445
Total available-for-sale portfolio	$2,761,022	$64,048	$7,209	$2,817,861	$2,397,886	$77,293	$2,254	$2,472,925

Other Securities:
Federal Home Loan Bank common stock	$29,864			$29,864	$19,553			$19,553
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,275			4,275	4,446			4,446
Total other securities	$50,189			$50,189	$40,049			$40,049

A summary of investment securities that have been in a continuous unrealized loss position for less than, or greater than, twelve months is as follows:

As of June 30, 2015

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	14	$493,707	$3,078	0	$0	$0	14	$493,707	$3,078
Obligations of state and political subdivisions	193	104,687	2,523	3	1,171	76	196	105,858	2,599
Government agency mortgage-backed securities	7	12,762	137	20	32,348	1,333	27	45,110	1,470
Corporate debt securities	0	0	0	1	2,736	62	1	2,736	62
Government agency collateralized mortgage obligations	0	0	0	2	4	0	2	4	0
Total available-for-sale/investment portfolio	214	$611,156	$5,738	26	$36,259	$1,471	240	$647,415	$7,209

As of December 31, 2014

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	0	$0	$0	4	$102,363	$910	4	$102,363	$910
Obligations of state and political subdivisions	23	13,413	34	46	26,490	210	69	39,903	244
Government agency mortgage-backed securities	3	5	0	19	34,770	1,025	22	34,775	1,025
Corporate debt securities	1	3,040	1	1	2,755	74	2	5,795	75
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	28	$16,458	$35	71	$166,383	$2,219	99	$182,841	$2,254

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Corporation (“FHLMC”), which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2015 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$41,579	$41,884
Due after one through five years	166,945	171,082
Due after five years through ten years	2,077,658	2,117,573
Due after ten years	247,411	252,487
Subtotal	2,533,593	2,583,026
Government agency mortgage-backed securities	212,145	218,755
Government agency collateralized mortgage obligations	15,034	15,655
Total	$2,760,772	$2,817,436

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	June 30,	December 31,
(000's omitted)	2015	2014
Consumer mortgage	$1,608,064	$1,613,384
Business lending	1,295,889	1,262,484
Consumer indirect	837,449	833,968
Consumer direct	181,623	184,028
Home equity	340,578	342,342
Gross loans, including deferred origination costs	4,263,603	4,236,206
Allowance for loan losses	(45,282)	(45,341)
Loans, net of allowance for loan losses	$4,218,321	$4,190,865

The outstanding balance related to credit impaired acquired loans was $5.7 million and $6.1 million at June 30, 2015 and December 31, 2014, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2014	$705
Accretion recognized, year-to-date	(296)
Net reclassification to accretable from non-accretable	155
Balance at June 30, 2015	$564

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$9,091	$998	$13,346	$23,435	$1,521,011	$1,544,446
Business lending	1,929	265	3,113	5,307	1,162,250	1,167,557
Consumer indirect	8,536	26	0	8,562	828,170	836,732
Consumer direct	964	8	1	973	176,270	177,243
Home equity	1,135	166	2,098	3,399	282,016	285,415
Total	$21,655	$1,463	$18,558	$41,676	$3,969,717	$4,011,393

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,224	$60	$1,759	$3,043	$0	$60,575	$63,618
Business lending	101	0	718	819	5,138	122,375	128,332
Consumer indirect	21	0	0	21	0	696	717
Consumer direct	70	0	18	88	0	4,292	4,380
Home equity	369	35	387	791	0	54,372	55,163
Total	$1,785	$95	$2,882	$4,762	$5,138	$242,310	$252,210

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2015			December 31, 2014
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$998,964	$88,229	$1,087,193	$949,960	$93,510	$1,043,470
Special mention	104,313	14,140	118,453	103,176	18,038	121,214
Classified	64,280	20,825	85,105	71,458	21,030	92,488
Doubtful	0	0	0	0	0	0
Acquired impaired	0	5,138	5,138	0	5,312	5,312
Total	$1,167,557	$128,332	$1,295,889	$1,124,594	$137,890	$1,262,484

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include current, 30 - 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,530,102	$836,706	$177,234	$283,151	$2,827,193
Nonperforming	14,344	26	9	2,264	16,643
Total	$1,544,446	$836,732	$177,243	$285,415	$2,843,836

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$61,799	$717	$4,362	$54,741	$121,619
Nonperforming	1,819	0	18	422	2,259
Total	$63,618	$717	$4,380	$55,163	$123,878

The following table details the balances in all other loan categories at December 31, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,529,035	$832,653	$178,547	$280,706	$2,820,941
Nonperforming	15,366	92	38	2,367	17,863
Total	$1,544,401	$832,745	$178,585	$283,073	$2,838,804

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$66,629	$1,223	$5,425	$58,797	$132,074
Nonperforming	2,354	0	18	472	2,844
Total	$68,983	$1,223	$5,443	$59,269	$134,918

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of June 30, 2015 and December 31, 2014 follows:

	June 30,	December 31,
(000’s omitted)	2015	2014
Loans with allowance allocation	$569	$0
Loans without allowance allocation	614	0
Carrying balance	1,183	0
Contractual balance	1,193	0
Specifically allocated allowance	63	0

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

TDRs that are less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015						December 31, 2014
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	44	$1,691	35	$1,544	79	$3,235	49	$2,092	37	$1,770	86	$3,862
Business lending	3	228	4	572	7	800	6	442	3	468	9	910
Consumer indirect	0	0	72	653	72	653	0	0	79	615	79	615
Consumer direct	0	0	19	47	19	47	0	0	25	69	25	69
Home equity	8	108	12	264	20	372	13	218	13	278	26	496
Total	55	$2,027	142	$3,080	197	$5,107	68	$2,752	157	$3,200	225	$5,952

The following tables present information related to loans modified in a TDR during the three and six months ended June 30, 2015 and 2014.  Of the loans noted in the table below, all loans for the three and six months ended June 30, 2015 and 2014 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	2	$61	8	$420
Business lending	0	0	4	391
Consumer indirect	6	84	9	96
Consumer direct	1	1	1	2
Home equity	0	0	4	126
Total	9	$146	26	$1,035

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	6	$280	19	$941
Business lending	0	0	8	580
Consumer indirect	12	163	18	201
Consumer direct	2	4	3	11
Home equity	1	14	5	155
Total	21	$461	53	$1,888

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,233	$15,405	$11,246	$2,879	$2,663	$2,383	$196	$45,005
Charge-offs	(199)	(299)	(1,397)	(294)	(56)	0	(43)	(2,288)
Recoveries	45	527	1,184	199	19	0	0	1,974
Provision	113	(280)	569	207	51	(9)	(60)	591
Ending balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282

	Three Months Ended June 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$9,281	$17,046	$10,586	$3,087	$1,818	$2,178	$201	$44,197
Charge-offs	(364)	(385)	(1,435)	(420)	(246)	0	(7)	(2,857)
Recoveries	12	100	1,005	226	32	0	0	1,375
Provision	446	(208)	1,198	405	256	(166)	(31)	1,900
Ending balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615

	Six Months Ended June 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(642)	(433)	(2,823)	(639)	(122)	0	(43)	(4,702)
Recoveries	66	608	2,337	392	26	0	0	3,429
Provision	482	(609)	544	155	72	607	(37)	1,214
Ending balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282

	Six Months Ended June 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(531)	(505)	(2,862)	(912)	(375)	0	(20)	(5,205)
Recoveries	53	271	1,801	438	38	0	0	2,601
Provision	859	(720)	2,167	591	367	(17)	(347)	2,900
Ending balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($31,752)	$8,574	$40,326	($30,303)	$10,023
Other intangibles	10,360	(8,593)	1,767	10,019	(8,243)	1,776
Total amortizing intangibles	$50,686	($40,345)	$10,341	$50,345	($38,546)	$11,799

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2015	$1,647
2016	2,683
2017	1,970
2018	1,476
2019	1,044
Thereafter	1,521
Total	$10,341

Shown below are the components of the Company’s goodwill at December 31, 2014 and June 30, 2015:

(000’s omitted)	December 31, 2014	Activity	June 30, 2015
Goodwill	$379,998	$0	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$375,174	$0	$375,174

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.86%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.94%)	12/15/2036	Par

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

The net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$831	$882	$1,662	$1,765	$0	$0	$0	$0
Interest cost	1,375	1,318	2,749	2,635	22	24	43	51
Expected return on plan assets	(3,042)	(2,980)	(6,085)	(5,961)	0	0	0	0
Amortization of unrecognized net loss	366	(77)	733	(153)	(3)	(3)	(6)	(3)
Amortization of prior service cost	2	1	4	2	(45)	(45)	(89)	(90)
Net periodic benefit cost	($468)	($856)	($937)	($1,712)	($26)	($24)	($52)	($42)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2015, and approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2015, compared to approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2014, and approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2014 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2015	2014	2015	2014
Net income	$23,840	$23,676	$46,137	$45,850
Income attributable to unvested stock-based compensation awards	(99)	(123)	(177)	(221)
Income available to common shareholders	$23,741	$23,553	$45,960	$45,629

Weighted-average common shares outstanding – basic	40,690	40,574	40,674	40,517
Basic earnings per share	$0.58	$0.58	$1.13	$1.13

Net income	$23,840	$23,676	$46,137	$45,850
Income attributable to unvested stock-based compensation awards	(99)	(123)	(177)	(221)
Income available to common shareholders	$23,741	$23,553	$45,960	$45,629

Weighted-average common shares outstanding – basic	40,690	40,574	40,674	40,517
Assumed exercise of stock options	404	484	405	497
Weighted-average common shares outstanding – diluted	41,094	41,058	41,079	41,014
Diluted earnings per share	$0.58	$0.57	$1.12	$1.11

Stock Repurchase Program
At its December 2014 meeting, the Company’s Board of Directors (the “Board”) approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  During the first six months of 2015, the Company repurchased 265,230 shares of its common stock in open market transactions, compared to 123,000 shares repurchased during 2014.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2015	December 31, 2014
Commitments to extend credit	$729,174	$733,827
Standby letters of credit	18,062	23,916
Total	$747,236	$757,743

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On July 14, 2015, the Court issued an order preliminarily approving the settlement reached in the first of two related class actions pending in the United States District Court for the Middle District of Pennsylvania, which cases were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases allege, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  In accordance with mediation occurring in September 2014, the settlement provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.  The settlement is subject to the Court’s final approval following notice to the class members, including the ability of class members to oppose or opt-out of the settlement.

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

	June 30, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,893,445	$0	$0	$1,893,445
Obligations of state and political subdivisions	0	662,764	0	662,764
Government agency mortgage-backed securities	0	218,755	0	218,755
Corporate debt securities	0	26,817	0	26,817
Government agency collateralized mortgage obligations	0	15,655	0	15,655
Marketable equity securities	425	0	0	425
Total available-for-sale investment securities	1,893,870	923,991	0	2,817,861
Mortgage loans held for sale	0	1,031	0	1,031
Commitments to originate real estate loans for sale	0	0	195	195
Forward sales commitments	0	(81)	0	(81)
Total	$1,893,870	$924,941	$195	$2,819,006

	December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,496,667	$21,066	$0	$1,517,733
Obligations of state and political subdivisions	0	671,903	0	671,903
Government agency mortgage-backed securities	0	237,728	0	237,728
Corporate debt securities	0	27,091	0	27,091
Government agency collateralized mortgage obligations	0	18,025	0	18,025
Marketable equity securities	445	0	0	445
Total available-for-sale investment securities	1,497,112	975,813	0	2,472,925
Mortgage loans held for sale	0	1,042	0	1,042
Commitments to originate real estate loans for sale	0	0	185	185
Forward sales commitments	0	(43)	0	(43)
Total	$1,497,112	$976,812	$185	$2,474,109

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

●
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2015 is approximately $1.0 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$152	$67	$185	$44
Total losses included in earnings (1)	(152)	(67)	(337)	(111)
Commitments to originate real estate loans held for sale, net	195	142	347	209
Ending balance	$195	$142	$195	$142
(1) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	June 30, 2015				December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$506	$506	$0	$0	$0	$0
Other real estate owned	0	0	2,324	2,324	0	0	1,855	1,855
Mortgage servicing rights	0	0	485	485	0	0	0	0
Total	$0	$0	$3,315	$3,315	$0	$0	$1,855	$1,855

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 7% to 49% at June 30, 2015 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance at June 30, 2015 of approximately $0.1 million.

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

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis are as follows:

(000's omitted)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$506	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0% - 32.0% (28.4%)
Other real estate owned	2,324	Fair Value of Collateral	Estimated cost of disposal/market adjustment	7.1% - 48.5% (23.7%)
Commitments to originate real estate loans for sale	195	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	485	Discounted cash flow	Weighted average constant prepayment rate	14.6%
			Weighted average discount rate	3.58%
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,218,321	$4,295,518	$4,190,865	$4,251,565
Financial liabilities:
Deposits	6,086,820	6,085,968	5,935,264	5,935,690
Borrowings	566,200	566,200	338,000	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,134	92,484	102,122	85,189

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2015:

(000's omitted)	Location	Notional	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments	Other liabilities	$7,816	($81)
Commitments to originate real estate loans for sale	Other assets	9,803	195
Total derivatives, net			$114

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2015:

		Loss Recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2015	Six Months Ending June 30, 2015
Forward sales commitments	Mortgage banking and other services	($59)	($38)
Commitments to originate real estate loans for sale	Mortgage banking and other services	43	10
Total, net		($16)	($28)

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  CBNA operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  The employee benefit services segment, which includes Benefit Plans Administrative Services, Inc. (“BPAS”) and its subsidiaries, with offices throughout the U.S. and Puerto Rico, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  The wealth management services segment includes trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by the Bank’s subsidiaries Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management services provided by the Bank’s Nottingham Advisors, Inc. subsidiary.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Net interest income	$61,165	$35	$28	$0	$61,228
Provision for loan losses	591	0	0	0	591
Noninterest revenues	14,009	11,606	4,576	(472)	29,719
Amortization of intangible assets	709	133	38	0	880
Other operating expenses	43,393	8,957	3,290	(472)	55,168
Income before income taxes	$30,481	$2,551	$1,276	$0	$34,308
Assets	$7,882,898	$33,609	$17,047	($24,783)	$7,908,771
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended June 30, 2014
Net interest income	$61,124	$23	$23	$0	$61,170
Provision for loan losses	1,900	0	0	0	1,900
Noninterest revenues	14,778	10,677	4,629	(418)	29,666
Amortization of intangible assets	882	171	48	0	1,101
Other operating expenses	43,132	8,198	3,151	(418)	54,063
Income before income taxes	$29,988	$2,331	$1,453	$0	$33,772
Assets	$7,435,282	$27,818	$13,882	($15,639)	$7,461,343
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Six Months Ended June 30, 2015
Net interest income	$120,948	$65	$55	$0	$121,068
Provision for loan losses	1,214	0	0	0	1,214
Noninterest revenues	27,534	22,959	9,208	(936)	58,765
Amortization of intangible assets	1,448	266	85	0	1,799
Other operating expenses	87,212	17,408	6,513	(936)	110,197
Income before income taxes	$58,608	$5,350	$2,665	$0	$66,623

Six Months Ended June 30, 2014
Net interest income	$121,188	$46	$45	$0	$121,279
Provision for loan losses	2,900	0	0	0	2,900
Noninterest revenues	28,223	21,386	9,291	(880)	58,020
Amortization of intangible assets	1,795	342	105	0	2,242
Other operating expenses	86,844	16,482	6,398	(880)	108,844
Income before income taxes	$57,872	$4,608	$2,833	$0	$65,313

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2015 and 2014, although in some circumstances the first quarter of 2015 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2015, “second quarter” refers to the three months ended June 30, 2015, “YTD” refers to the six months ended June 30, 2015, and earnings per share (“EPS”) figures refer to diluted EPS.

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

●
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expenses under these plans are charged to current operations and consist of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and expected return on plan assets.

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

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest revenues component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; net interest margins; noninterest revenues; noninterest expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of acquisition activities.

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

Second quarter and year-to-date net income and earnings per share increased slightly compared to the comparable 2014 timeframes.  For the quarter, the higher net income was due to a lower provision for loan losses, higher net interest income, as well as increased noninterest revenues.  These were partially offset by higher operating expenses, primarily due to six-tenths of a cent of acquisition expenses, and a higher effective income tax rate.  For the year to date timeframe the higher net income was due to a lower provision for loan losses and higher noninterest revenues, which were partially offset by higher operating expenses, primarily due to increased acquisition-related expenses, lower net interest income, and a higher effective income tax rate.

The growth in loans and deposits was evident as loan and deposit balances showed increases on both an average and ending basis as compared to the corresponding prior year period and the end of 2014.  The increases were a result of organic growth.  Additionally, the trend of larger proportions of deposits coming from lower rate and noninterest-bearing accounts continued and, as a result, assisted in the continued decline in the cost of funds.

Asset quality in the second quarter of 2015 remained stable and favorable in comparison to averages for peer financial organizations.  Second quarter net charge-off, nonperforming loan, and delinquent loan ratios were lower than those experienced in the first quarter of 2015 and second quarter of 2014.  Correspondingly, the current quarter provision for loan losses was lower than that recorded in the first quarter of 2015 and second quarter of 2014, reflective of lower levels of net charge-offs and improved nonperforming loan ratios.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp., parent company of Oneida Savings Bank, headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend the CBNA’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration and wealth management.  Upon the completion of the merger, Community Bank will add 12 branch locations and approximately $850 million of assets, including approximately $390 million of loans and $740 million of deposits.  The Oneida shareholders have approved the acquisition, which is expected to close during the fourth quarter of 2015, pending customary regulatory approvals.  The Company expects to incur certain one-time, transaction-related costs in 2015.

Net Income and Profitability

As shown in Table 1, net income for the current year second quarter and June YTD of $23.8 million and $46.1 million, respectively, was up $0.2 million, or 0.7%, as compared to the second quarter of 2014 and up $0.3 million, or 0.6%, compared to June YTD 2014.  Earnings per share of $0.58 for the second quarter was one cent greater than was generated in the second quarter of 2014, while earnings per share for the first six months of 2015 of $1.12 was also one cent more than the first six months of 2014.

As reflected in Table 1, second quarter net interest income of $61.2 million was up $0.1 million, or 0.1%, from the comparable prior year period and net interest income for the first six months of 2015 decreased $0.2 million, or 0.2%, versus the first half of 2014.  The quarterly improvement resulted from an increase in interest-earning assets, primarily due to organic loan growth and investment purchases in 2015 which counteracted the decrease in net interest margin.  The year-over-year decline relates to the decrease in margin having a larger impact on results more than the benefits of the investment purchases, which did not occur until primarily the second quarter of 2015.

The provision for loan losses for the second quarter and June YTD decreased $1.3 million and $1.7 million, respectively, as compared to the second quarter and first six months of 2014, reflective of a lower level of net charge-offs and the continuation of generally stable and favorable asset quality metrics.

Second quarter and year-to-date noninterest revenues were $29.7 million and $58.8 million, respectively, up $0.1 million, or 0.2%, from the second quarter of 2014 and up $0.7 million, or 1.3%, from the first six months of 2014.  The increases were a result of revenue growth generated by the Company’s financial services subsidiaries, partially offset by a decrease in other banking sources.

Operating expenses of $56.0 million and $112.0 million for the second quarter and June YTD periods resulted in an increase of $0.9 million from both comparable prior year periods.  Excluding acquisition-related expenses, 2015 operating expenses were $0.5 million higher for the second quarter and $0.3 million higher for the year-to-date timeframe.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2015	2014	2015	2014
Net interest income	$61,228	$61,170	$121,068	$121,279
Provision for loan losses	591	1,900	1,214	2,900
Noninterest revenues	29,719	29,666	58,765	58,020
Noninterest expenses	56,048	55,164	111,996	111,086
Income before income taxes	34,308	33,772	66,623	65,313
Income taxes	10,468	10,096	20,486	19,463
Net income	$23,840	$23,676	$46,137	$45,850

Diluted weighted average common shares outstanding	41,265	41,269	41,236	41,211
Diluted earnings per share	$0.58	$0.57	$1.12	$1.11

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $64.3 million, a $0.8 million, or 1.2%, decrease from the same period last year.  The decrease resulted from an 18-basis point decrease in the net interest margin and a $76.3 million increase in interest-bearing liabilities, partially offset by a $231.4 million increase in average interest-earning assets.  As reflected in Table 3, the second quarter rate decrease on interest-earning assets and volume increase in interest-bearing liabilities had a $3.5 million unfavorable impact on net interest income, while the volume increase in interest-earning assets combined with the rate decrease on interest-bearing liabilities had a $2.7 million favorable impact on net interest income.  June YTD net interest income, as reflected in Table 2b, of $127.3 million decreased $1.8 million, or 1.4%, from the year-earlier period.  The 15-basis point decrease in the net interest margin had a greater impact than the $158.0 million increase in interest-earning assets and $15.1 million decrease in average interest-bearing liabilities.  The decrease in the yield on interest-bearing assets had $5.8 million unfavorable impact that was partially offset by a $4.0 million favorable impact from the increase in average interest-earning assets, the decrease in the average balance of interest-bearing liabilities, and the lower rate on interest-bearing liabilities.

The lower net interest margin for the second quarter of 2015 as compared to the second quarter of 2014 was the result of the average yield on interest-earning assets decreasing 20 basis points while the average rate on interest-bearing liabilities decreased three basis points.  The net interest margin of 3.79% for the first six months of 2015 was a 15-basis point decrease from the comparable period of 2014.  The yield on interest-earning assets declined 18 basis points, and the rate on interest-bearing liabilities declined three basis points for the first six months of 2015 as compared to the first six months of 2014.  Declining asset yields have outweighed the positive effect that the Company’s proactive and disciplined management of funding costs continue to have on the margin.

The lower average yield on earning assets was the result of decrease in the average yield of loans as well as the average yield of investments, including cash equivalents.  The decline in the loan yield was due to yields on new fixed-rate loan volume being below rates on the overall portfolio and certain existing longer-term adjustable rate loans repricing downward.  The lower average yield of investments was the result of maturing higher rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.

The average rate of interest-bearing liabilities decreased versus the prior year as the average rate of interest-bearing deposits continued its trend downward and the average interest rate paid on external borrowings declined.  The decrease in the average rate of interest-bearing deposits was reflective of a higher proportion of customer deposits supplied from lower rate and noninterest-bearing deposit accounts.  The proportion of customer deposits held in higher cost time deposits has continued to decline over the last several quarters.  The decrease in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a larger proportion of this funding component.

The growth in the average balance of investments, including cash equivalents, was the result of second quarter U.S. Treasury securities purchased in anticipation of the expected liquidity from the Oneida transaction.  Average loan balances increased as compared to the prior year, due principally to organic loan growth in the consumer indirect, consumer mortgage and business lending portfolios.

Average interest-bearing deposits grew primarily as a result of new relationships and the seasonally expected increase in municipal deposits during the second quarter.  Average borrowings increased reflective of the decision to purchase securities ahead of the anticipated liquidity to be received from the Oneida transaction, after paying down overnight FHLB borrowings early in the year.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$11,325	$8	0.28%	$9,535	$6	0.23%
Taxable investment securities (1)	2,031,234	13,377	2.64%	1,839,488	13,276	2.89%
Nontaxable investment securities (1)	607,585	7,376	4.87%	659,662	8,433	5.13%
Loans (net of unearned discount)(2)	4,211,962	46,234	4.40%	4,121,976	46,366	4.51%
Total interest-earning assets	6,862,106	66,995	3.92%	6,630,661	68,081	4.12%
Noninterest-earning assets	816,613			776,490
Total assets	$7,678,719			$7,407,151

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,035,837	885	0.09%	$3,892,323	894	0.09%
Time deposits	741,358	846	0.46%	862,313	1,174	0.55%
Borrowings	438,931	921	0.84%	385,150	871	0.91%
Total interest-bearing liabilities	5,216,126	2,652	0.20%	5,139,786	2,939	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,321,738			1,224,515
Other liabilities	128,385			105,318
Shareholders' equity	1,012,470			937,532
Total liabilities and shareholders' equity	$7,678,719			$7,407,151

Net interest earnings		$64,343			$65,142

Net interest spread			3.72%			3.89%
Net interest margin on interest-earning assets			3.76%			3.94%

Fully tax-equivalent adjustment		$3,115			$3,972

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$14,684	$17	0.23%	$9,658	$12	0.24%
Taxable investment securities (1)	1,938,779	25,504	2.65%	1,836,409	26,245	2.88%
Nontaxable investment securities (1)	609,447	14,756	4.88%	649,376	16,552	5.14%
Loans (net of unearned discount)(2)	4,201,450	92,259	4.43%	4,110,963	92,346	4.53%
Total interest-earning assets	6,764,360	132,536	3.95%	6,606,406	135,155	4.13%
Noninterest-earning assets	820,113			763,915
Total assets	$7,584,473			$7,370,321

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,988,599	1,768	0.09%	$3,862,778	1,796	0.09%
Time deposits	752,202	1,763	0.47%	882,962	2,507	0.57%
Borrowings	383,668	1,735	0.91%	393,801	1,766	0.90%
Total interest-bearing liabilities	5,124,469	5,266	0.21%	5,139,541	6,069	0.24%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,320,625			1,211,292
Other liabilities	128,935			97,243
Shareholders' equity	1,010,444			922,245
Total liabilities and shareholders' equity	$7,584,473			$7,370,321

Net interest earnings		$127,270			$129,086

Net interest spread			3.74%			3.89%
Net interest margin on interest-earning assets			3.79%			3.94%

Fully tax-equivalent adjustment		$6,202			$7,807

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended June 30, 2015			Six months ended June 30, 2015
	versus June 30, 2014			versus June 30, 2014
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$1	$1	$2	$6	($1)	$5
Taxable investment securities	1,318	(1,217)	101	1,416	(2,157)	(741)
Nontaxable investment securities	(645)	(412)	(1,057)	(990)	(806)	(1,796)
Loans	1,000	(1,132)	(132)	2,010	(2,097)	(87)
Total interest-earning assets (2)	2,328	(3,414)	(1,086)	3,182	(5,801)	(2,619)

Interest paid on:
Interest checking, savings and money market deposits	33	(42)	(9)	58	(86)	(28)
Time deposits	(152)	(176)	(328)	(342)	(402)	(744)
Borrowings	115	(65)	50	(46)	15	(31)
Total interest-bearing liabilities (2)	43	(330)	(287)	(18)	(785)	(803)

Net interest earnings (2)	2,229	(3,028)	(799)	3,041	(4,857)	(1,816)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and investment advisory services (performed by Nottingham Advisors).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2015	2014	2015	2014
Deposit service fees	$13,213	$13,172	$25,683	$25,427
Employee benefit services	11,322	10,448	22,397	20,883
Wealth management services	4,385	4,438	8,831	8,912
Other banking services	603	1,263	1,182	2,169
Mortgage banking	196	345	672	629
Total noninterest revenues	$29,719	$29,666	$58,765	$58,020

Noninterest revenues/operating revenues (FTE basis) (1)	31.6%	31.3%	31.6%	31.0%

(1)For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities.
    Operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities.

As displayed in Table 4, noninterest revenue was $29.7 million in the second quarter of 2015 and $58.8 million for the first half of 2015.  This represents an increase of $0.1 million, or 0.2%, for the quarter and $0.7 million, or 1.3%, for the YTD period in comparison to 2014.  General recurring banking revenue of $13.8 million for the second quarter and $26.9 million for the first six months of 2015 were down $0.6 million, or 4.3%, and $0.7 million, or 2.7%, respectively, as compared to the corresponding prior year periods.  This decline was the result of the continuing trend of lower utilization of overdraft protection programs and a decline in certain nonrecurring revenues that were partially offset by solid growth in debit card-related revenue and other deposit-related services.

Residential mortgage banking income totaled $0.2 million for the second quarter of 2015 and $0.7 million for the first six months of 2015, down $0.1 million as compared to the second quarter of 2014 and up slightly from the first six months of 2014.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $7.7 million in the second quarter of 2015 and $16.2 million for the first six months of 2015.  Residential mortgage loans held for sale at June 30, 2015 totaled $1.0 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.9 million, or 8.4%, and $1.5 million, or 7.2%, for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods.  This business benefited from new customer generation, favorable market conditions, and additional service offerings.  Wealth management services revenue for the second quarter of 2015 were essentially even with the very productive second quarter of 2014.

The ratio of noninterest revenues to total revenues (FTE basis) was 31.6% for both the quarter and the year-to-date periods, versus 31.3% and 31.0% for the comparable periods of 2014.  The increase for the year-to-date period is a function of a 1.3% increase in non-interest income while net interest income decreased 1.4%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2015	2014	2015	2014
Salaries and employee benefits	$31,010	$30,409	$62,039	$61,149
Occupancy and equipment	6,844	6,916	14,239	14,608
Data processing and communications	7,473	7,251	14,463	14,054
Amortization of intangible assets	880	1,101	1,799	2,242
Legal and professional fees	1,642	1,507	3,388	3,454
Office supplies and postage	1,517	1,647	3,097	3,198
Business development and marketing	2,258	1,930	3,822	3,660
FDIC insurance premiums	963	947	1,952	1,966
Acquisition expenses	361	0	756	123
Other	3,100	3,456	6,441	6,632
Total noninterest expenses	$56,048	$55,164	$111,996	$111,086

Operating expenses(1)/average assets	2.86%	2.93%	2.91%	2.97%
Efficiency ratio(2)	58.3%	57.0%	58.8%	58.1%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles and litigation settlement.
(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in
(1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues less gains and losses on investment securities.

As shown in Table 5, operating expenses were $56.0 million and $112.0 million for the second quarter and YTD periods of 2015, respectively, an increase of $0.9 million, or 1.6%, and $0.9 million, or 0.8%, from the prior year periods.  Included in the second quarter and YTD 2015 operating expenses are $0.4 million and $0.6 million more acquisition-related expenses, respectively, than the corresponding 2014 periods.  Salaries and employee benefits increased $0.6 million, or 2.0%, and $0.9 million, or 1.5%, for the second quarter and YTD periods of 2015, respectively, as compared to the comparable periods of 2014.  The main drivers of the increases were merit-based personnel cost increases and higher retirement plan costs caused by lower pension discount rates.  The remaining change to operating expenses can be attributed to occupancy and equipment ($0.1 million less for the quarter and $0.4 million less YTD), legal and professional (up $0.1 million for the quarter and down $0.1 million YTD), other expenses ($0.5 million and  $0.3 million less for the quarter and YTD periods, respectively), amortization of intangible assets (down $0.2 million for quarter and $0.4 million YTD), data processing and communications (up $0.2 million for second quarter and $0.4 million YTD), and  business development and marketing (higher by $0.3 million for the quarter and $0.2 million YTD).

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and noninterest revenues excluding gains/(losses) on investment securities) was 58.3% for the second quarter, 1.3 percentage points unfavorable to the comparable quarter of 2014.  This resulted from operating income decreasing 0.8%, driven by a lower FTE-adjusted net interest income and modest growth in noninterest revenues, while operating expenses (as described above) increased 1.4%.  The efficiency ratio of 58.8% for the first half of 2015 was 0.7 percentage points unfavorable as compared to the first 6 months of 2014 due to operating income decreasing at a 0.6% rate, while core operating expenses increased at a 0.7% rate.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased seven basis points and six basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 1.4% for the quarter and 0.7% for the year-to-date period, while average assets increased at a faster 3.7% for the quarter and 2.9% for the year-to-date period, impacted by organic loan growth and investment purchases over the past 12 months.

Operating expenses, excluding acquisition-related charges of $0.4 million, or almost two-thirds of a cent per share after tax, were up slightly compared to the second quarter of 2014 as a result of disciplined expense management, including six branch consolidations completed during 2014.

Income Taxes

The second quarter and YTD 2015 effective income tax rates were 30.5% and 30.8%, respectively, as compared to the 29.9% and 29.8% for the comparable periods of 2014, reflective of a higher proportion of income being generated from fully taxable sources, as well as certain statutory changes to state tax rates and structures.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.87 billion at the end of the second quarter, an increase of $355.1 million from December 31, 2014 and $333.6 million from June 30, 2014.  The book value (excluding unrealized gains and losses) of investments increased $363.1 million from December 31, 2014 and $313.3 million from June 30, 2014.  During the first six months of 2015, the Company purchased $398.2 million of U.S. Treasury securities with an average yield of 1.96%, $48.6 million of obligations of state and political subdivisions with an average yield of 4.10%, and $2.0 million of government agency mortgage-backed securities with an average yield of 2.37%.  The Company also had $89.6 million of investment maturities and calls during the first half of 2015.  During the third and fourth quarters of 2014, the Company purchased $16.1 million of securities.  These purchases were more than offset by investment calls and maturities of $69.6 million during the same period.  With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with an increase in the proportion of U.S. Treasury and agency securities and small decreases in the proportions of obligations of state and political subdivisions and government agency mortgage-backed securities.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At June 30, 2015, the portfolio had a $56.8 million net unrealized gain, a decrease of $18.2 million from the unrealized gain at December 31, 2014 and a $10.8 million increase from the unrealized gain at June 30, 2014.  These changes in the unrealized gain were principally driven by the movement in longer-term interest rates.

Table 6: Investment Securities

	June 30, 2015		December 31, 2014		June 30, 2014
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,861,584	$1,893,445	$1,479,134	$1,517,733	$1,474,230	$1,487,000
Obligations of state and political subdivisions	645,271	662,764	645,398	671,903	684,302	707,258
Government agency mortgage-backed securities	212,145	218,755	228,971	237,728	242,443	251,140
Corporate debt securities	26,738	26,817	26,803	27,091	26,867	27,478
Government agency collateralized mortgage obligations	15,034	15,655	17,330	18,025	19,653	20,473
Marketable equity securities	250	425	250	445	250	417
Total available-for-sale portfolio	2,761,022	2,817,861	2,397,886	2,472,925	2,447,745	2,493,766

Other Securities:
Federal Home Loan Bank common stock	29,864	29,864	19,553	19,553	20,157	20,157
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,275	4,275	4,446	4,446	4,446	4,446
Total other securities	50,189	50,189	40,049	40,049	40,653	40,653

Total investments	$2,811,211	$2,868,050	$2,437,935	$2,512,974	$2,488,398	$2,534,419

Loans

As shown in Table 7, loans ended the second quarter at $4.26 billion, up $115.8 million, or 2.8%, from one year earlier and up $27.4 million, or 0.6%, from the end of 2014.  The growth during the last twelve months was attributable to organic growth in all portfolios, particularly the business lending and consumer indirect loans.  The increase during the first six months 2015 occurred primarily from business lending, partially offset by slight decreases in the consumer mortgage and home equity portfolios, reflective of the traditional slowdown in origination activity during the early part of the year.

Table 7: Loans

(000's omitted)	June 30, 2015		December 31, 2014		June 30, 2014
Consumer mortgage	$1,608,064	37.7%	$1,613,384	38.1%	$1,580,584	38.1%
Business lending	1,295,889	30.4%	1,262,484	29.8%	1,247,129	30.1%
Consumer indirect	837,449	19.6%	833,968	19.7%	797,297	19.2%
Consumer direct	181,623	4.3%	184,028	4.3%	183,448	4.4%
Home equity	340,578	8.0%	342,342	8.1%	339,345	8.2%
Total loans	4,263,603	100.0%	$4,236,206	100.0%	$4,147,803	100.0%

Consumer mortgages increased $27.5 million, or 1.7%, from one year ago and decreased $5.3 million, or 0.3%, from December 31, 2014.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets, but began slowing during 2014 as the market opportunities for refinancing have declined. The Company chose to retain in portfolio most of its mortgage production in 2015 while selling $16.2 million in the secondary market during the first six months of 2015 and $25.7 million during all of 2014.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $48.8 million, or 3.9%, from June 30, 2014 and increased $33.4 million, or 2.6%, from December 31, 2014, as the second quarter of 2015 saw new loan generation outweigh the contractual and other unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $38.3 million, or 3.9%, on a year-over-year basis and $1.1 million, or 0.1%, as compared to December 31, 2014.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has grown in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predicting moderate vehicle sales increases over the prior year levels along with a great deal of competition in this marketplace have created inverse influences on indirect loan growth.

Home equity loans increased $1.2 million, or 0.4%, from one year ago and decreased $1.8 million, or 0.5%, from December 31, 2014, due in part to home equity loans being paid off or down as part of the mortgage refinancing activity that has occurred in the current low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that has occurred in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2015 and 2014 and December 31, 2014.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2015	2014	2014
Nonaccrual loans
Consumer mortgage	$15,105	$15,323	$14,322
Business lending	3,831	2,780	5,207
Consumer indirect	0	10	12
Consumer direct	19	20	3
Home equity	2,485	2,598	2,447
Total nonaccrual loans	21,440	20,731	21,991
Accruing loans 90+ days delinquent
Consumer mortgage	1,058	2,397	966
Business lending	265	350	579
Consumer indirect	26	82	154
Consumer direct	8	36	29
Home equity	201	241	202
Total accruing loans 90+ days delinquent	1,558	3,106	1,930
Nonperforming loans
Consumer mortgage	16,163	17,720	15,288
Business lending	4,096	3,130	5,786
Consumer indirect	26	92	166
Consumer direct	27	56	32
Home equity	2,686	2,839	2,649
Total nonperforming loans	22,998	23,837	23,921
Other real estate owned (OREO)	2,324	1,855	4,281
Total nonperforming assets	$25,322	$25,692	$28,202

Nonperforming loans / total loans	0.54%	0.56%	0.58%
Nonperforming assets / total loans and other real estate	0.59%	0.61%	0.68%
Delinquent loans (30 days old to nonaccruing) to total loans	1.09%	1.46%	1.24%
Net charge-offs to average loans outstanding (quarterly)	0.03%	0.23%	0.14%
Net charge-offs to average legacy loans outstanding (quarterly)	0.04%	0.21%	0.13%
Loan loss provision to net charge-offs (quarterly)	188%	103%	128%
Legacy loan loss provision to net charge-offs (quarterly) (1)	191%	125%	155%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at June 30, 2015 were $25.3 million, a $0.4 million decrease versus the level at the end of 2014 and a $2.9 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.8 million from year-end 2014 and were down $0.9 million from June 30, 2014.  Other real estate owned (“OREO”) at June 30, 2015 of $2.3 million increased of $0.5 million from December 31, 2014 and decreased $2.0 million from June 30, 2014.  At June 30, 2015, OREO consisted of six commercial properties and 27 residential properties as compared to four commercial and 29 residential OREO properties at December 31, 2014 and 12 commercial and 33 residential OREO properties at June 30, 2014.  Nonperforming loans were 0.54% of total loans outstanding at the end of the second quarter, two basis points lower than the level at December 31, 2014 and a four basis point improvement from the level at June 30, 2014.

Approximately 70% of nonperforming loans at June 30, 2015 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that certain other parts of the country encountered during the last recession.  However, the continued soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels.  Also contributing to the historically above average level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process which is being driven by new regulatory requirements.  Approximately 18% of the nonperforming loans at June 30, 2015 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has trended downward and, even with the increase since year end, is below the Company’s longer-term average results as a proportion of total business loans.  The remaining 12% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 197% at the end of the second quarter, as compared to 190% at year-end 2014 and 187% at June 30, 2014.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits, and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters, or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.09% at the end of the second quarter, 37 basis points below the 1.46% at year-end 2014 and 15 basis points lower than the 1.24% at June 30, 2014.  The business lending delinquency ratio at the end of the second quarter was 36 basis points below the level at December 31, 2014 and 25 basis points lower than the level at June 30, 2014.  The delinquency rate for consumer direct and consumer indirect loans also decreased as compared to both December 31, 2014 and June 30, 2014.  The delinquency ratio for consumer mortgages and the home equity portfolio were lower than the level at December 31, 2014 as well as the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$45,005	$44,197	$45,341	$44,319
Charge-offs:
Consumer mortgage	199	364	642	531
Business lending	342	392	476	525
Consumer indirect	1,397	1,435	2,823	2,862
Consumer direct	294	420	639	912
Home equity	56	246	122	375
Total charge-offs	2,288	2,857	4,702	5,205
Recoveries:
Consumer mortgage	45	12	66	53
Business lending	527	100	608	271
Consumer indirect	1,184	1,005	2,337	1,801
Consumer direct	199	226	392	438
Home equity	19	32	26	38
Total recoveries	1,974	1,375	3,429	2,601

Net charge-offs	314	1,482	1,273	2,604
Provision for loans losses	591	1,900	1,214	2,900

Allowance for loan losses at end of period	$45,282	$44,615	$45,282	$44,615
Allowance for loan losses / total loans	1.06%	1.08%	1.06%	1.08%
Allowance for legacy loan losses / total legacy loans (1)	1.11%	1.15%	1.11%	1.15%
Allowance for loan losses / nonperforming loans	197%	187%	197%	187%
Allowance for legacy loan losses / legacy nonperforming loans (1)	223%	221%	223%	221%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.04%	0.09%	0.07%	0.06%
Business lending	-0.06%	0.09%	-0.02%	0.04%
Consumer indirect	0.10%	0.22%	0.12%	0.28%
Consumer direct	0.21%	0.42%	0.27%	0.53%
Home equity	0.04%	0.25%	0.06%	0.20%
Total loans	0.03%	0.14%	0.06%	0.13%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2015 were $0.3 million, $1.2 million lower than the second quarter of 2014.  Net charge-offs for the six months ended June 30, 2015 were $1.3 million, a $1.3 million decrease from the first six months of 2014, or 51%.  Net charge-offs for all portfolios except consumer mortgage experienced lower levels of net charge-offs through the first six months of 2015 as compared to the first six months of 2014.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2015 was 0.03%, 20 basis points lower than the fourth quarter of 2014 and 11 basis points lower than the second quarter of 2014.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The provision for loan losses was $0.6 million in the second quarter, with $0.8 million related to legacy loans and acquired loans accounting for a net recovery of $0.2 million.  The provision was $1.3 million lower than the equivalent prior year period, reflective of the lower net charge-off levels experienced.  The second quarter 2015 loan loss provision was $0.3 million more than the level of net charge-offs for the quarter, reflective of an increase in loan balances.  The allowance for loan losses of $45.3 million as of June 30, 2015 was an increase of $0.7 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan loss to total legacy loans ratio of 1.11% at June 30, 2015, four basis points lower than June 30, 2014 and three basis points lower than the level reported at December 31, 2014.

As of June 30, 2015, the purchase discount related to the $255 million of remaining non-impaired loan balances acquired from HSBC Bank USA, N.A., First Niagara Bank, N.A. and Wilber National Bank was approximately $8.1 million, or 3.2%, of that portfolio, with an additional $0.1 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $6.1 billion in the current year second quarter were up $119.8 million, or 2.0%, compared to the second quarter of 2014, and increased $115.4 million, or 1.9%, from the fourth quarter of last year.  The mix of average deposits continues to change. The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulted in the quarterly average cost of deposits declining from 0.14% in the second quarter of 2014 to 0.11% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

The average nonpublic fund deposits for the second quarter of 2015 decreased $11.0 million versus the fourth quarter of 2014 while increasing $14.9 million compared to the year-earlier period.  Average public fund deposits for the second quarter increased $126.4 million, or 21.7%, from the fourth quarter of 2014 and $104.9 million, or 17.4%, from the second quarter of 2014.  Public fund deposits as a percentage of total deposits increased from 10.1% in the second quarter of 2014 to 11.6% in the second quarter of 2015, as the company has been able to expand its municipal deposit relationships.

Table 10: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2015	2014	2014
Noninterest checking deposits	$1,321,738	$1,293,760	$1,224,515
Interest checking deposits	1,437,708	1,358,667	1,338,667
Regular savings deposits	1,092,825	1,044,423	1,041,357
Money market deposits	1,505,304	1,493,952	1,512,299
Time deposits	741,358	792,746	862,313
Total deposits	$6,098,933	$5,983,548	$5,979,151

Nonpublic fund deposits	$5,391,406	$5,402,375	$5,376,543
Public fund deposits	707,527	581,173	602,608
Total deposits	$6,098,933	$5,983,548	$5,979,151

Borrowings

The second quarter of 2015 ended with external borrowings of $668.3 million, $228.2 million, or 52%, higher than borrowings at December 31, 2014, and $246.8 million more than the end of the second quarter of 2014.  This was a result of the decision to purchase investments in advance of the expected liquidity from the Oneida transaction.

Shareholders’ Equity

Total shareholders’ equity of $1.0 billion at the end of the second quarter was an increase of $12.4 million from the balance at December 31, 2014.  This increase consisted of net income of $46.1 million, $9.7 million from shares issued under the employee stock plan, and $2.1 million from employee stock options earned, partially offset by dividends declared of $24.4 million, a $12.0 million decrease in other comprehensive income, and $9.1 million of treasury stock purchases.  The change in other comprehensive income was comprised of a $12.4 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio, partially offset by a positive $0.4 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $45.3 million, as net income, a higher market value adjustment on investments, and the issuance of common stock more than offset dividends declared, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, and treasury stock purchases.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.20% at the end of the second quarter, up 24 basis points from year-end 2014 and 56 basis points higher than its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2014 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 4.8%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased 2.3%.  The Tier 1 leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 9.2% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 3.2%, driven by solid organic loan growth and investment purchases.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.63% decreased 29 basis points from December 31, 2014 and increased 19 basis points versus June 30, 2014.  The decrease in the tangible equity ratio during 2015 is primarily attributable to proportionally larger increases in tangible assets than the increases in tangible equity levels due to investment purchases and loan growth and a decline in the investment market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2015 was 52.8%, up from 49.6% for the six months ended June 30, 2014.  Dividends declared increased 7.2% as the Company’s quarterly dividend per share was raised from $0.28 to $0.30 in July 2014, while net income for June YTD 2015 increased 0.6% over the prior year period.  Additionally, the number of common shares outstanding increased 0.5% over the last twelve months.  The dividend increase marked the Company’s 22nd consecutive year of increased dividend payouts to shareholders.

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

Given the uncertain nature of our customers’ demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB advances, of which $566 million are outstanding.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2015, the Bank had $143 million of cash and cash equivalents of which $7 million are interest earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $614 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2015, this ratio was 21.5% for 30-days and 21.4% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given that the Company’s internal policy requirement is 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2015, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2015 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast, ” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new computer and technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 76% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 24% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board.  The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using June 30, 2015 as a starting point.

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

●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at June 30, 2015
+200 basis points	($6,670,000)
0 basis points	($556,000)

The modeled net interest income (NII), including certain attributes from the pending acquisition, decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding of assets.  In the short term (years 1-2) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years 3-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On July 14, 2015, the Court issued an order preliminarily approving the settlement reached in the first of two related class actions pending in the United States District Court for the Middle District of Pennsylvania, which cases were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases allege, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  In accordance with mediation occurring in September 2014, the settlement provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.  The settlement is subject to the Court’s final approval following notice to the class members, including the ability of class members to oppose or opt-out of the settlement.

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

The following table presents stock purchases made during the second quarter of 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	0	$ 0.00	0	1,734,770
May 1-31, 2015(1)	64	35.36	0	1,734,770
June 1-30, 2015 (1)	345	35.31	0	1,734,770
Total	409	$36.19

(1) The common shares repurchased were acquired by the Company in connection with satisfaction of tax withholding obligations on stock issued pursuant to the employee benefit plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: August 7, 2015	/s/ Mark E. Tryniski
Mark E. Tryniski, President and
Chief Executive Officer

Date: August 7, 2015
/s/ Scott Kingsley
Scott Kingsley, Treasurer and
Chief Financial Officer