Form 10-Q
period 2015-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2015-11-06
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
41,099,876 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2015.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income/(Loss)
	Three and nine months ended September 30, 2015 and 2014	5

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2015	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2015 and 2014	7

	Notes to the Consolidated Financial Statements
	September 30, 2015	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Part I.   Financial Information
Item 1.  Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$156,836	$138,396

Available-for-sale investment securities (cost of $2,766,581 and $2,397,886, respectively)	2,867,439	2,472,925

Other securities, at cost	49,824	40,049

Loans held for sale, at fair value	1,014	1,042

Loans	4,313,547	4,236,206
Allowance for loan losses	(45,588)	(45,341)
Net loans	4,267,959	4,190,865

Goodwill, net	375,174	375,174
Core deposit intangibles, net	7,894	10,023
Other intangibles, net	1,457	1,776
Intangible assets, net	384,525	386,973

Premises and equipment, net	92,491	93,633
Accrued interest and fees receivable	28,873	24,645
Other assets	148,205	140,912

Total assets	$7,997,166	$7,489,440

Liabilities:
Noninterest-bearing deposits	$1,357,554	$1,324,661
Interest-bearing deposits	4,790,556	4,610,603
Total deposits	6,148,110	5,935,264

Borrowings	558,100	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,140	102,122
Accrued interest and other liabilities	143,790	126,150
Total liabilities	6,952,140	6,501,536

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 41,929,301 and 41,606,422 shares issued, respectively	41,929	41,606
Additional paid-in capital	421,213	409,984
Retained earnings	560,021	525,985
Accumulated other comprehensive income	45,907	30,720
Treasury stock, at cost (910,278 and 858,701 shares, respectively)	(24,044)	(20,391)
Total shareholders' equity	1,045,026	987,904

Total liabilities and shareholders' equity	$7,997,166	$7,489,440

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$47,040	$46,883	$138,422	$138,649
Interest and dividends on taxable investments	13,454	12,239	38,802	37,481
Interest and dividends on nontaxable investments	4,790	5,165	14,394	15,505
Total interest income	65,284	64,287	191,618	191,635

Interest expense:
Interest on deposits	1,694	1,962	5,225	6,265
Interest on borrowings	587	308	1,081	846
Interest on subordinated debt held by unconsolidated subsidiary trusts	640	623	1,881	1,852
Total interest expense	2,921	2,893	8,187	8,963

Net interest income	62,363	61,394	183,431	182,672
Provision for loan losses	1,906	1,747	3,120	4,647
Net interest income after provision for loan losses	60,457	59,647	180,311	178,025

Noninterest revenues:
Deposit service fees	13,459	13,833	39,142	39,260
Other banking services	2,045	1,867	3,899	4,665
Employee benefit services	11,330	10,755	33,727	31,638
Wealth management services	4,552	4,617	13,383	13,529
Total noninterest revenues	31,386	31,072	90,151	89,092

Noninterest expenses:
Salaries and employee benefits	31,179	30,941	93,218	92,090
Occupancy and equipment	6,652	6,617	20,891	21,224
Data processing and communications	7,643	7,475	22,106	21,529
Amortization of intangible assets	843	1,051	2,642	3,293
Legal and professional fees	1,564	1,973	4,952	5,427
Office supplies and postage	1,636	1,466	4,733	4,664
Business development and marketing	1,889	1,764	5,711	5,424
FDIC insurance premiums	968	952	2,920	2,918
Acquisition expenses and litigation settlement	562	2,800	1,318	2,923
Other	3,143	3,772	9,584	10,404
Total noninterest expenses	56,079	58,811	168,075	169,896

Income before income taxes	35,764	31,908	102,387	97,221
Income taxes	10,742	9,537	31,228	29,001
Net income	$25,022	$22,371	$71,159	$68,220

Basic earnings per share	$0.61	$0.55	$1.74	$1.67
Diluted earnings per share	$0.60	$0.54	$1.72	$1.65
Cash dividends declared per share	$0.31	$0.30	$0.91	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	$363	($79)	$1,090	($235)
Tax effect	(140)	31	(421)	92
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	223	(48)	669	(143)

Amortization of prior service cost included in net periodic pension cost, gross	(43)	(43)	(127)	(130)
Tax effect	16	17	49	51
Amortization of prior service cost included in net periodic pension cost, net	(27)	(26)	(78)	(79)

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	196	(74)	591	(222)

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gains/(losses) arising during period, gross	44,019	(1,808)	25,819	75,214
Tax effect	(16,979)	710	(11,223)	(27,776)
Net unrealized holding gains/(losses) arising during period, net	27,040	(1,098)	14,596	47,438

Other comprehensive income/(loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	27,040	(1,098)	14,596	47,438

Other comprehensive income/(loss), net of tax	27,236	(1,172)	15,187	47,216
Net income	25,022	22,371	71,159	68,220
Comprehensive income	$52,258	$21,199	$86,346	$115,436

	As of
	September 30, 2015	December 31, 2014
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other postretirement obligations	($25,979)	($26,941)
Tax effect	9,854	10,225
Net unrealized loss for pension and other postretirement obligations	(16,125)	(16,716)

Unrealized gain on available-for-sale securities	100,858	75,039
Tax effect	(38,826)	(27,603)
Net unrealized gain on available-for-sale securities	62,032	47,436

Accumulated other comprehensive income	$45,907	$30,720

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2015
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2014	40,747,721	$41,606	$409,984	$525,985	$30,720	($20,391)	$987,904

Net income				71,159			71,159

Other comprehensive income, net of tax					15,187		15,187

Cash dividends declared:
Common, $0.91 per share				(37,123)			(37,123)

Common stock issued under
employee stock plan,
including tax benefits of $1,541	322,879	323	8,065				8,388

Stock-based compensation			3,164				3,164

Treasury stock purchased	(265,230)					(9,125)	(9,125)

Treasury stock issued to benefit plan	213,653					5,472	5,472

Balance at September 30, 2015	41,019,023	$41,929	$421,213	$560,021	$45,907	($24,044)	$1,045,026

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$71,159	$68,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,820	9,801
Amortization of intangible assets	2,642	3,293
Net accretion of premiums and discounts on securities, loans, and borrowings	(2,100)	(2,894)
Stock-based compensation	3,164	3,073
Provision for loan losses	3,120	4,647
Amortization of mortgage servicing rights	307	337
Income from bank-owned life insurance policies	(775)	(760)
Net gain from sale of loans and other assets	(48)	(344)
Net change in loans originated for sale	582	258
Change in other assets and liabilities	(6,219)	5,448
Net cash provided by operating activities	81,652	91,079
Investing activities:
Proceeds from maturities of available-for-sale investment securities	131,709	101,228
Proceeds from maturities of other investment securities	172	12
Purchases of available-for-sale investment securities	(494,436)	(300,120)
Purchases of other securities	(9,947)	(7,761)
Net increase in loans	(84,064)	(114,603)
Cash paid for acquisition, net of cash acquired of $0	0	(924)
Expenditure for intangible asset	(100)	0
Purchases of premises and equipment, net	(9,184)	(7,839)
Net cash used in investing activities	(465,850)	(330,007)
Financing activities:
Net increase in deposits	212,846	71,287
Net change in borrowings, net of payments of $0 and $8	220,100	201,892
Issuance of common stock	8,388	6,115
Purchases of treasury stock	(9,125)	0
Issuances of treasury stock	5,472	0
Cash dividends paid	(36,584)	(33,989)
Tax benefits from share-based payment arrangements	1,541	1,476
Net cash provided by financing activities	402,638	246,781
Change in cash and cash equivalents	18,440	7,853
Cash and cash equivalents at beginning of period	138,396	149,647
Cash and cash equivalents at end of period	$156,836	$157,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,249	$9,079
Cash paid for income taxes	21,334	19,527
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	12,793	12,255
Transfers from loans to other real estate	2,934	2,111
Purchase of intangible asset	93	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2015 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The other intangibles related to the EBS-RMSCO acquisition is being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the EBS-RMSCO acquisition and is deductible for tax purposes.

Supplemental pro forma financial information related to the EBS-RMSCO acquisition has not been provided as it would be impracticable to do so.  Historical financial information regarding EBS-RMSCO is not accessible and, thus, the amounts would require estimates so significant as to render the disclosure irrelevant.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend the Company’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration and wealth management.  Upon the completion of the merger, Community Bank N.A. (“the Bank”) will add 12 branch locations and approximately $813 million of assets, including approximately $397 million of loans and $708 million of deposits.  The Oneida shareholders have approved the acquisition and the various required regulatory approvals for the transaction are expected in the fourth quarter.  The Company expects to incur additional one-time, transaction-related costs during the remainder of 2015.

Direct costs related to acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.6 million and $1.3 million, respectively, in the three and nine months ended September 30, 2015 and $0.1 million in the nine months ended September 30, 2014.

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

Acquired Impaired Loans
Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under Accounting Standards Codification (“ASC”) 310-30.  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

Investment Securities
The Company has classified its investments in debt and equity securities as either held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2015.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

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

In May 2014, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).  The amendments clarify that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date.  This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date.  This guidance is effective for annual and interim periods beginning after December 15, 2015.  These provisions are not anticipated to have a material impact on the Company’s financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,864,199	$69,071	$0	$1,933,270	$1,479,134	$39,509	$910	$1,517,733
Obligations of state and political subdivisions	662,774	24,374	521	686,627	645,398	26,749	244	671,903
Government agency mortgage-backed securities	208,817	8,087	968	215,936	228,971	9,782	1,025	237,728
Corporate debt securities	16,705	115	38	16,782	26,803	363	75	27,091
Government agency collateralized mortgage obligations	13,836	582	0	14,418	17,330	695	0	18,025
Marketable equity securities	250	167	11	406	250	195	0	445
Total available-for-sale portfolio	$2,766,581	$102,396	$1,538	$2,867,439	$2,397,886	$77,293	$2,254	$2,472,925

Other Securities:
Federal Home Loan Bank common stock	$29,500			$29,500	$19,553			$19,553
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,274			4,274	4,446			4,446
Total other securities	$49,824			$49,824	$40,049			$40,049

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2015
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	70	$38,526	$473	3	$1,198	$48	73	$39,724	$521
Government agency mortgage-backed securities	5	7,342	37	19	31,333	931	24	38,675	968
Corporate debt securities	0	0	0	1	2,745	38	1	2,745	38
Government agency collateralized mortgage obligations	0	0	0	2	4	0	2	4	0
Marketable equity securities	1	90	11	0	0	0	1	90	11
Total available-for-sale/investment portfolio	76	$45,958	$521	25	$35,280	$1,017	101	$81,238	$1,538

As of December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	0	$0	$0	4	$102,363	$910	4	$102,363	$910
Obligations of state and political subdivisions	23	13,413	34	46	26,490	210	69	39,903	244
Government agency mortgage-backed securities	3	5	0	19	34,770	1,025	22	34,775	1,025
Corporate debt securities	1	3,040	1	1	2,755	74	2	5,795	75
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	28	$16,458	$35	71	$166,383	$2,219	99	$182,841	$2,254

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Corporation (“FHLMC”), which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2015 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$43,499	$43,925
Due after one through five years	157,648	161,758
Due after five years through ten years	2,094,774	2,173,882
Due after ten years	247,757	257,114
Subtotal	2,543,678	2,636,679
Government agency mortgage-backed securities	208,817	215,936
Government agency collateralized mortgage obligations	13,836	14,418
Total	$2,766,331	$2,867,033

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●
   Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

	September 30,	December 31,
(000's omitted)	2015	2014
Consumer mortgage	$1,621,862	$1,613,384
Business lending	1,288,772	1,262,484
Consumer indirect	872,988	833,968
Consumer direct	184,479	184,028
Home equity	345,446	342,342
Gross loans	4,313,547	4,236,206
Allowance for loan losses	(45,588)	(45,341)
Loans, net of allowance for loan losses	$4,267,959	$4,190,865

The outstanding balance related to credit impaired acquired loans was $5.2 million and $6.1 million at September 30, 2015 and December 31, 2014, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2014	$705
Accretion recognized, year-to-date	(437)
Net reclassification to accretable from non-accretable	329
Balance at September 30, 2015	$597

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$10,115	$1,351	$12,108	$23,574	$1,538,515	$1,562,089
Business lending	2,187	135	6,402	8,724	1,159,228	1,167,952
Consumer indirect	9,785	58	0	9,843	862,571	872,414
Consumer direct	1,148	41	1	1,190	179,428	180,618
Home equity	1,023	291	1,993	3,307	289,015	292,322
Total	$24,258	$1,876	$20,504	$46,638	$4,028,757	$4,075,395

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,271	$130	$1,473	$2,874	$0	$56,899	$59,773
Business lending	192	0	710	902	4,675	115,243	120,820
Consumer indirect	25	0	0	25	0	549	574
Consumer direct	126	0	14	140	0	3,721	3,861
Home equity	446	69	432	947	0	52,177	53,124
Total	$2,060	$199	$2,629	$4,888	$4,675	$228,589	$238,152

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2015			December 31, 2014
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$990,125	$84,944	$1,075,069	$949,960	$93,510	$1,043,470
Special mention	111,496	15,343	126,839	103,176	18,038	121,214
Classified	65,831	15,858	81,689	71,458	21,030	92,488
Doubtful	500	0	500	0	0	0
Acquired impaired	0	4,675	4,675	0	5,312	5,312
Total	$1,167,952	$120,820	$1,288,772	$1,124,594	$137,890	$1,262,484

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,548,630	$872,356	$180,576	$290,038	$2,891,600
Nonperforming	13,459	58	42	2,284	15,843
Total	$1,562,089	$872,414	$180,618	$292,322	$2,907,443

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$58,170	$574	$3,847	$52,623	$115,214
Nonperforming	1,603	0	14	501	2,118
Total	$59,773	$574	$3,861	$53,124	$117,332

The following table details the balances in all other loan categories at December 31, 2014:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,529,035	$832,653	$178,547	$280,706	$2,820,941
Nonperforming	15,366	92	38	2,367	17,863
Total	$1,544,401	$832,745	$178,585	$283,073	$2,838,804

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$66,629	$1,223	$5,425	$58,797	$132,074
Nonperforming	2,354	0	18	472	2,844
Total	$68,983	$1,223	$5,443	$59,269	$134,918

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of September 30, 2015 and December 31, 2014 follows:

	September 30,	December 31,
(000’s omitted)	2015	2014
Loans with allowance allocation	$2,800	$0
Loans without allowance allocation	1,086	0
Carrying balance	3,886	0
Contractual balance	3,986	0
Specifically allocated allowance	566	0

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

TDRs that are less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review.  TDRs that are commercial loans and greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.  As a result, the determination of the amount of allowance for loan losses related to TDRs is the same as detailed in the critical accounting policies.

Information regarding TDRs as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015						December 31, 2014
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	41	$1,500	38	$1,595	79	$3,095	49	$2,092	37	$1,770	86	$3,862
Business lending	3	117	4	567	7	684	6	442	3	468	9	910
Consumer indirect	0	0	74	700	74	700	0	0	79	615	79	615
Consumer direct	0	0	16	35	16	35	0	0	25	69	25	69
Home equity	7	101	12	258	19	359	13	218	13	278	26	496
Total	51	$1,718	144	$3,155	195	$4,873	68	$2,752	157	$3,200	225	$5,952

The following table presents information related to loans modified in a TDR during the three and nine months ended September 30, 2015 and 2014.  Of the loans noted in the table below, all loans for the three and nine months ended September 30, 2015 and 2014 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	4	$404	6	$283
Business lending	0	0	0	0
Consumer indirect	12	112	16	165
Consumer direct	1	0	5	7
Home equity	0	0	0	0
Total	17	$516	27	$455

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	8	$585	22	$1,016
Business lending	0	0	7	556
Consumer indirect	23	263	29	334
Consumer direct	2	1	7	14
Home equity	1	13	5	173
Total	34	$862	70	$2,093

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282
Charge-offs	(276)	(234)	(1,597)	(427)	(66)	0	(59)	(2,659)
Recoveries	9	107	740	174	29	0	0	1,059
Provision	421	112	1,367	359	102	(461)	6	1,906
Ending balance	$10,346	$15,338	$12,112	$3,097	$2,742	$1,913	$40	$45,588

	Three Months Ended September 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$9,375	$16,553	$11,354	$3,298	$1,860	$2,012	$163	$44,615
Charge-offs	(203)	(435)	(1,711)	(307)	(74)	0	(10)	(2,740)
Recoveries	14	335	1,025	239	38	0	0	1,651
Provision	268	138	1,231	100	77	(65)	(2)	1,747
Ending balance	$9,454	$16,591	$11,899	$3,330	$1,901	$1,947	$151	$45,273

	Nine Months Ended September 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(917)	(667)	(4,421)	(1,066)	(188)	0	(102)	(7,361)
Recoveries	75	715	3,077	566	55	0	0	4,488
Provision	902	(497)	1,912	514	174	146	(31)	3,120
Ending balance	$10,346	$15,338	$12,112	$3,097	$2,742	$1,913	$40	$45,588

	Nine Months Ended September 30, 2014
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000’s omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$8,994	$17,507	$10,248	$3,181	$1,830	$2,029	$530	$44,319
Charge-offs	(734)	(940)	(4,573)	(1,219)	(450)	0	(30)	(7,946)
Recoveries	67	607	2,826	677	76	0	0	4,253
Provision	1,127	(583)	3,398	691	445	(82)	(349)	4,647
Ending balance	$9,454	$16,591	$11,899	$3,330	$1,901	$1,947	$151	$45,273

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,326	($32,432)	$7,894	$40,326	($30,303)	$10,023
Other intangibles	10,213	(8,756)	1,457	10,019	(8,243)	1,776
Total amortizing intangibles	$50,539	($41,188)	$9,351	$50,345	($38,546)	$11,799

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct - Dec 2015	$788
2016	2,652
2017	1,943
2018	1,453
2019	1,026
Thereafter	1,489
Total	$9,351

Shown below are the components of the Company’s goodwill at December 31, 2014 and September 30, 2015:

(000’s omitted)	December 31, 2014	Activity	September 30, 2015
Goodwill	$379,998	$0	$379,998
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$375,174	$0	$375,174

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.88%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.99%)	12/15/2036	Par

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

The net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$831	$882	$2,493	$2,647	$0	$0	$0	$0
Interest cost	1,375	1,318	4,124	3,953	22	26	65	76
Expected return on plan assets	(3,042)	(2,980)	(9,127)	(8,941)	0	0	0	0
Amortization of unrecognized net loss	366	(77)	1,099	(230)	(3)	(2)	(10)	(5)
Amortization of prior service cost	2	1	6	4	(45)	(45)	(134)	(134)
Net periodic benefit income	($468)	($856)	($1,405)	($2,567)	($26)	($21)	($79)	($63)

NOTE I:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2015, and approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2015, compared to approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2014, and approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2014 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2015	2014	2015	2014
Net income	$25,022	$22,371	$71,159	$68,220
Income attributable to unvested stock-based compensation awards	(129)	(115)	(352)	(337)
Income available to common shareholders	24,893	22,256	70,807	67,883

Weighted-average common shares outstanding – basic	40,873	40,596	40,741	40,543
Basic earnings per share	$0.61	$0.55	$1.74	$1.67

Net income	$25,022	$22,371	$71,159	$68,220
Income attributable to unvested stock-based compensation awards	(129)	(115)	(352)	(337)
Income available to common shareholders	24,893	22,256	70,807	67,883

Weighted-average common shares outstanding – basic	40,873	40,596	40,741	40,543
Assumed exercise of stock options	386	453	400	482
Weighted-average common shares outstanding – diluted	41,259	41,049	41,141	41,025
Diluted earnings per share	$0.60	$0.54	$1.72	$1.65

Stock Repurchase Program
At its December 2014 meeting, the Company’s Board of Directors (the “Board”) approved a new repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2015.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  During the first nine months of 2015, the Company repurchased 265,230 shares of its common stock in open market transactions, compared to 123,000 shares repurchased during 2014.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	September 30, 2015	December 31, 2014
Commitments to extend credit	$730,652	$733,827
Standby letters of credit	18,280	23,916
Total	$748,932	$757,743

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On July 14, 2015, the Court issued an order preliminarily approving the settlement reached in the first of two related class actions pending in the United States District Court for the Middle District of Pennsylvania, which cases were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases allege, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  In accordance with mediation which occurred in September 2014, the settlement provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.  The settlement is subject to the Court’s final approval following notice to the class members, including the ability of class members to oppose or opt-out of the settlement.

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

	September 30, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,933,270	$0	$0	$1,933,270
Obligations of state and political subdivisions	0	686,627	0	686,627
Government agency mortgage-backed securities	0	215,936	0	215,936
Corporate debt securities	0	16,782	0	16,782
Government agency collateralized mortgage obligations	0	14,418	0	14,418
Marketable equity securities	406	0	0	406
Total available-for-sale investment securities	1,933,676	933,763	0	2,867,439
Mortgage loans held for sale	0	1,014	0	1,014
Commitments to originate real estate loans for sale	0	0	276	276
Forward sales commitments	0	(94)	0	(94)
Total	$1,933,676	$934,683	$276	$2,868,635

	December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,496,667	$21,066	$0	$1,517,733
Obligations of state and political subdivisions	0	671,903	0	671,903
Government agency mortgage-backed securities	0	237,728	0	237,728
Corporate debt securities	0	27,091	0	27,091
Government agency collateralized mortgage obligations	0	18,025	0	18,025
Marketable equity securities	445	0	0	445
Total available-for-sale investment securities	1,497,112	975,813	0	2,472,925
Mortgage loans held for sale	0	1,042	0	1,042
Commitments to originate real estate loans for sale	0	0	185	185
Forward sales commitments	0	(43)	0	(43)
Total	$1,497,112	$976,812	$185	$2,474,109

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

●
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2015 is approximately $1.0 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$195	$142	$185	$44
Total losses included in earnings (1)	(195)	(142)	(532)	(253)
Commitments to originate real estate loans held for sale, net	276	170	623	379
Ending balance	$276	$170	$276	$170
(1) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	September 30, 2015				December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,708	$2,708	$0	$0	$0	$0
Other real estate owned	0	0	2,531	2,531	0	0	1,855	1,855
Mortgage servicing rights	0	0	553	553	0	0	0	0
Total	$0	$0	$5,792	$5,792	$0	$0	$1,855	$1,855

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 5% to 65% at September 30, 2015 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is an immaterial valuation allowance at September 30, 2015.

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

(000's omitted)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$2,708	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0% - 65.6% (61.5%)
Other real estate owned	2,531	Fair Value of Collateral	Estimated cost of disposal/market adjustment	5.4% - 64.7% (23.9%)
Commitments to originate real estate loans for sale	276	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	553	Discounted cash flow	Weighted average constant prepayment rate	11.4%
			Weighted average discount rate	3.62%
			Adequate compensation	$7/loan

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,267,959	$4,317,941	$4,190,865	$4,251,565
Financial liabilities:
Deposits	6,148,110	6,147,341	5,935,264	5,935,690
Borrowings	558,100	558,100	338,000	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,140	87,170	102,122	85,189

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at September 30, 2015.  The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and Wealth Management as its reportable operating business segments.  The Bank operates the banking segment that provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as northern Pennsylvania.  The employee benefit services segment, which includes Benefit Plans Administrative Services, Inc. (“BPAS”) and its subsidiaries, with offices throughout the U.S. and Puerto Rico, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services.  The wealth management services segment includes trust services provided by the personal trust unit within the Bank, investment and insurance products and services provided by the Bank’s subsidiaries Community Investment Services, Inc. (“CISI”) and CBNA Insurance Agency, Inc., and asset management services provided by the Bank’s Nottingham Advisors, Inc. subsidiary.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	Wealth Management	Eliminations	Consolidated Total
Three Months Ended September 30, 2015
Net interest income	$62,295	$37	$31	$0	$62,363
Provision for loan losses	1,906	0	0	0	1,906
Noninterest revenues	15,503	11,674	4,735	(526)	31,386
Amortization of intangible assets	680	125	38	0	843
Other operating expenses	43,790	8,644	3,328	(526)	55,236
Income before income taxes	$31,422	$2,942	$1,400	$0	$35,764
Assets	$7,970,345	$30,958	$18,921	($23,058)	$7,997,166
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Three Months Ended September 30, 2014
Net interest income	$61,350	$21	$23	$0	$61,394
Provision for loan losses	1,747	0	0	0	1,747
Noninterest revenues	15,700	11,049	4,809	(486)	31,072
Amortization of intangible assets	850	153	48	0	1,051
Other operating expenses	46,837	8,140	3,269	(486)	57,760
Income before income taxes	$27,616	$2,777	$1,515	$0	$31,908
Assets	$7,476,030	$29,605	$14,965	($17,957)	$7,502,643
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Nine Months Ended September 30, 2015
Net interest income	$183,243	$102	$86	$0	$183,431
Provision for loan losses	3,120	0	0	0	3,120
Noninterest revenues	43,037	34,633	13,943	(1,462)	90,151
Amortization of intangible assets	2,129	391	122	0	2,642
Other operating expenses	131,002	26,052	9,841	(1,462)	165,433
Income before income taxes	$90,029	$8,292	$4,066	$0	$102,387

Nine Months Ended September 30, 2014
Net interest income	$182,537	$67	$68	$0	$182,672
Provision for loan losses	4,647	0	0	0	4,647
Noninterest revenues	43,922	32,434	14,101	(1,365)	89,092
Amortization of intangible assets	2,644	496	153	0	3,293
Other operating expenses	133,680	24,622	9,666	(1,365)	166,603
Income before income taxes	$85,488	$7,383	$4,350	$0	$97,221

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2015 and 2014, although in some circumstances the second quarter of 2015 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” refers to results in calendar year 2015, “third quarter” refers to the three months ended September 30, 2015, “year-to-date”, or “YTD”, refers to the nine months ended September 30, 2015, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets, liabilities and shareholders’ equity and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

●
Acquired loans – Acquired loans are initially recorded at their acquisition date fair values based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values, and discount rate.

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

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value for loans collectively evaluated for impairment.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value an allowance for loan losses is recognized.  For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds the remaining discount on the loan.

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

●
Investment securities – Investment securities can be classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based on management’s intentions with respect to either holding or selling the securities as well as on the Company’s ability to hold the securities to maturity.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate curve attributes, and the selection of discount rates that appropriately reflect market and credit risks.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

●
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expenses under these plans are charged to current operations and consist of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs, and expected return on plan assets.

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

Third quarter and year-to-date net income and earnings per share increased approximately 11% and 4%, respectively, compared to the comparable 2014 timeframes.  For the quarter, the higher net income was due to lower noninterest expenses, primarily due to a $2.8 million litigation settlement recorded in the third quarter of 2014 that was partially offset by $0.6 million, or one cent per share, of acquisition expenses in 2015, higher net interest income, and increased noninterest revenues.  These were partially offset by a higher provision for loan losses.  For the year-to-date timeframe, the higher net income was due to lower operating expenses, primarily due to the aforementioned litigation settlement charge, a lower provision for loan losses, higher noninterest revenues, and higher net interest income, which were partially offset by a higher effective income tax rate.

The growth in loans and deposits was evident as loan and deposit balances showed increases on both an average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2014.  The increases were a result of organic growth.  Additionally, the trend of larger proportions of deposits coming from lower rate and noninterest-bearing accounts continued and, as a result, assisted in the continued decline in the cost of funds.

The current quarter provision for loan losses was higher than that recorded in the second quarter of 2015 and third quarter of 2014, reflective of higher levels of net charge-offs and a larger loan portfolio.  Asset quality in the third quarter of 2015 remained stable and favorable in comparison to averages for peer financial organizations.  Third quarter net charge-off, nonperforming loan, and delinquent loan ratios were comparable to those experienced in the third quarter of 2014 and better than long-term historical averages.

On February 24, 2015, the Company announced that it had entered into a definitive agreement to acquire Oneida Financial Corp., the parent company of Oneida Savings Bank and headquartered in Oneida, NY, for approximately $142 million in Company stock and cash.  The acquisition will extend CBNA’s Central New York banking service area and complement and expand the Company’s existing service capacity in insurance, benefits administration, and wealth management.  Upon the completion of the merger, the Bank will add 12 branch locations and approximately $813 million of assets, including approximately $397 million of loans and $708 million of deposits.  The Oneida shareholders have approved the acquisition and the various required regulatory approvals for the transaction are expected in the fourth quarter.  The Company expects to incur additional one-time, transaction-related costs during the remainder of 2015.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September year-to-date of $25.0 million and $71.2 million, respectively, was up $2.7 million, or 11.9%, as compared to the third quarter of 2014 and up $2.9 million, or 4.3%, compared to September year-to-date 2014.  Earnings per share of $0.60 for the third quarter was six cents greater than was generated in the third quarter of 2014, while earnings per share for the first nine months of 2015 of $1.72 was seven cents more than the first nine months of 2014.  The increases are due primarily to the recording of a litigation settlement charge of $2.8 million, or five cents per share, in the third quarter of 2014, as well as increased net interest income and noninterest revenues.

As reflected in Table 1, third quarter net interest income of $62.4 million was up $1.0 million, or 1.6%, from the comparable prior year period while net interest income for the first nine months of 2015 increased $0.8 million, or 0.4%, versus the first nine months of 2014.  The quarterly and year-to-date improvement resulted from an increase in interest-earning assets, primarily due to organic loan growth and investment purchases made during 2015 which more than offset the decrease in net interest margin.

The provision for loan losses for the third quarter and September year-to-date increased $0.2 million and decreased $1.5 million, respectively, as compared to the third quarter and first nine months of 2014, reflective of the corresponding net charge-offs levels.

Third quarter and year-to-date noninterest revenues were $31.4 million and $90.2 million, respectively, up $0.3 million, or 1.0%, from the third quarter of 2014 and up $1.1 million, or 1.2%, from the first nine months of 2014.  The increases were a result of revenue growth generated by the Company’s financial services subsidiaries, partially offset by a decrease in revenues from banking sources.

Operating expenses of $56.1 million and $168.1 million for the third quarter and year-to-date periods resulted in a decrease of $2.7 million, or 4.6%, from the prior year third quarter and $1.8 million, or 1.1%, less than the comparable 2014 year-to-date period.  Excluding acquisition-related expenses and the 2014 litigation settlement, 2015 operating expenses were $0.5 million, or 0.9%, lower for the third quarter and $0.2 million, or 0.1%, higher for the year-to-date timeframe.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2015	2014	2015	2014
Net interest income	$62,363	$61,394	$183,431	$182,672
Provision for loan losses	1,906	1,747	3,120	4,647
Noninterest revenues	31,386	31,072	90,151	89,092
Noninterest expenses	56,079	58,811	168,075	169,896
Income before income taxes	35,764	31,908	102,387	97,221
Income taxes	10,742	9,537	31,228	29,001
Net income	$25,022	$22,371	$71,159	$68,220

Diluted weighted average common shares outstanding	41,470	41,260	41,343	41,227
Diluted earnings per share	$0.60	$0.54	$1.72	$1.65

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $65.5 million, a $0.2 million, or 0.3%, increase from the same period last year.  The increase resulted from a $457.7 million increase in average interest-earning assets, partially offset by a 24-basis point decrease in the net interest margin and a $317.2 million increase in interest-bearing liabilities.  As reflected in Table 3, the third quarter volume increase in interest-earning assets combined with the rate decrease on interest-bearing liabilities had a $4.7 million favorable impact on net interest income, while the rate decrease on interest-earning assets and volume increase in interest-bearing liabilities had a $4.5 million unfavorable impact on net interest income.  Year-to-date net interest income of $192.8 million, as reflected in Table 2b, decreased $1.6 million, or 0.8%, from the year-earlier period.  The 18 basis point decrease in the net interest margin and $96.9 million increase in average interest-bearing liabilities had a greater impact than the $259.0 million increase in interest-earning assets.  The decrease in the yield on interest-bearing assets and the increase in the average balance of interest-bearing liabilities had a $10.3 million unfavorable impact that was partially offset by an $8.7 million favorable impact from the increase in average interest-earning assets and the lower rate on interest-bearing liabilities.

The lower net interest margin for the third quarter of 2015 as compared to the third quarter of 2014 was the result of the average yield on interest-earning assets decreasing 25 basis points while the average rate on interest-bearing liabilities decreased two basis points.  The net interest margin of 3.74% for the first nine months of 2015 was an 18 basis point decrease from the comparable period of 2014.  For the first nine months of 2015 the yield on interest-earning assets declined 20 basis points and the rate on interest-bearing liabilities declined two basis points as compared to the first nine months of 2014.  Declining asset yields outweighed the positive effect that the reduction of funding costs had on the margin.

The average yield on earning assets continues to drop as the average yields for loans and investments decline.  For the third quarter and year-to-date periods the average yield on loans decreased eight basis points and nine basis points, respectively, compared to the comparable prior year period while the average yield on investments, including cash equivalents, declined 43 basis points for the quarter and 34 basis points year-to-date.  The decline in the loan yield was principally due to yields on new fixed-rate loan volume being below rates on the overall portfolio and a proportionally higher mix of shorter term adjustable rate business loans and promotional rates and short blended maturity terms on new originations or fixed rate home equity loans.  The lower average yield of investments was the result of maturing higher rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.

The average rate on interest-bearing liabilities has also continued to drop as the average rate for interest-bearing deposits and borrowings decline.  The average rate on interest-bearing deposits decreased three basis points for the third quarter and year-to-date periods while the average rate on borrowings declined 15 basis points when compared to the prior year quarter and seven basis points on a year-to-date basis.  The decrease in the average rate of interest-bearing deposits was reflective of a higher proportion of customer deposits supplied from lower rate interest-bearing deposit accounts as customer deposits held in higher cost time deposits have matured and been replaced by lower cost deposits over the last several quarters.  The decrease in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a larger proportion of this funding component.

The average balance of investments, including cash equivalents, increased $350.9 million for the quarter and $163.0 million year-to-date as compared to the respective corresponding prior year periods.  This growth was the result of U.S. Treasury securities purchased during the first and second quarters in anticipation of the expected liquidity from the Oneida transaction.  Average loan balances increased $106.8 million for the quarter and $96.0 million on a year-to-date basis as compared to the prior year, due principally to organic loan growth in the consumer indirect, consumer mortgage, and business lending portfolios.

Average interest-bearing deposits grew primarily as a result of attracting new customers and growth in the balances of existing accounts and resulted in a quarterly increase of $68.3 million and year-to-date increase of $19.7 million.  The average borrowing balance increased $248.9 million and $77.2 million for the quarter and year-to-date, respectively, and was reflective of the decision to purchase securities ahead of the anticipated liquidity to be received from the Oneida transaction, after paying down overnight FHLB borrowings early in the year.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$12,395	$7	0.22%	$8,225	$4	0.17%
Taxable investment securities (1)	2,187,818	13,586	2.46%	1,834,590	12,745	2.76%
Nontaxable investment securities (1)	635,627	7,360	4.59%	642,114	8,274	5.11%
Loans (net of unearned discount)(2)	4,287,062	47,493	4.40%	4,180,283	47,187	4.48%
Total interest-earning assets	7,122,902	68,446	3.81%	6,665,212	68,210	4.06%
Noninterest-earning assets	797,064			792,197
Total assets	$7,919,966			$7,457,409

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,020,155	891	0.09%	$3,848,511	899	0.09%
Time deposits	719,358	803	0.44%	822,705	1,063	0.51%
Borrowings	675,958	1,227	0.72%	427,051	931	0.87%
Total interest-bearing liabilities	5,415,471	2,921	0.21%	5,098,267	2,893	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,363,022			1,281,626
Other liabilities	125,025			118,032
Shareholders' equity	1,016,448			959,484
Total liabilities and shareholders' equity	$7,919,966			$7,457,409

Net interest earnings		$65,525			$65,317

Net interest spread			3.60%			3.83%
Net interest margin on interest-earning assets			3.65%			3.89%

Fully tax-equivalent adjustment		$3,162			$3,923

(1)
Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that are reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$13,912	$24	0.23%	$9,175	$15	0.22%
Taxable investment securities (1)	2,022,704	39,089	2.58%	1,835,797	38,991	2.84%
Nontaxable investment securities (1)	618,270	22,116	4.78%	646,928	24,826	5.13%
Loans (net of unearned discount)(2)	4,230,301	139,751	4.42%	4,134,324	139,532	4.51%
Total interest-earning assets	6,885,187	200,980	3.90%	6,626,224	203,364	4.10%
Noninterest-earning assets	812,346			773,446
Total assets	$7,697,533			$7,399,670

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$3,999,234	2,658	0.09%	$3,857,970	2,695	0.09%
Time deposits	741,133	2,567	0.46%	862,656	3,570	0.55%
Borrowings	482,169	2,962	0.82%	405,006	2,698	0.89%
Total interest-bearing liabilities	5,222,536	8,187	0.21%	5,125,632	8,963	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,334,913			1,234,995
Other liabilities	127,617			104,249
Shareholders' equity	1,012,467			934,794
Total liabilities and shareholders' equity	$7,697,533			$7,399,670

Net interest earnings		$192,793			$194,401

Net interest spread			3.69%			3.87%
Net interest margin on interest-earning assets			3.74%			3.92%

Fully tax-equivalent adjustment		$9,362			$11,729

(1)
Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that are reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	versus September 30, 2014			versus September 30, 2014
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$2	$1	$3	$9	$0	$9
Taxable investment securities	2,286	(1,445)	841	3,780	(3,682)	98
Nontaxable investment securities	(83)	(831)	(914)	(1,071)	(1,639)	(2,710)
Loans	1,192	(886)	306	3,204	(2,985)	219
Total interest-earning assets (2)	4,533	(4,297)	236	7,776	(10,160)	(2,384)

Interest paid on:
Interest checking, savings and money market deposits	40	(48)	(8)	97	(134)	(37)
Time deposits	(125)	(135)	(260)	(465)	(538)	(1,003)
Borrowings	473	(177)	296	486	(222)	264
Total interest-bearing liabilities (2)	176	(148)	28	166	(942)	(776)

Net interest earnings (2)	4,340	(4,132)	208	7,438	(9,046)	(1,608)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management services (performed by Nottingham Advisors, Inc.).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2015	2014	2015	2014
Deposit service fees	$13,459	$13,833	$39,142	$39,260
Employee benefit services	11,330	10,755	33,727	31,638
Wealth management services	4,552	4,617	13,383	13,529
Other banking services	1,436	1,503	2,618	3,672
Mortgage banking	609	364	1,281	993
Total noninterest revenues	31,386	$31,072	90,151	$89,092

Noninterest revenues/operating revenues (FTE basis) (1)	32.4%	32.2%	31.9%	31.4%
(1)For purposes of this ratio operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues.

As displayed in Table 4, noninterest revenues were $31.4 million in the third quarter of 2015 and $90.2 million for the first three quarters of 2015.  This represents an increase of $0.3 million, or 1.0%, for the quarter and $1.1 million, or 1.2%, for the year-to-date period in comparison to the same 2014 timeframes, as the growth in financial services revenues outpaced the decline in banking revenues.

General recurring banking noninterest revenue of $14.9 million for the third quarter and $41.8 million for the first nine months of 2015 were down $0.4 million, or 2.9%, and $1.2 million, or 2.7%, respectively, as compared to the corresponding prior year periods.  This decline was primarily driven by the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services, partially offset by solid growth in debit card-related revenue.

Residential mortgage banking income totaled $0.6 million for the third quarter of 2015 and $1.3 million for the first nine months of 2015, up $0.2 million as compared to the third quarter of 2014 and up $0.3 million from the first nine months of 2014.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $10.9 million in the third quarter of 2015 and $27.1 million for the first nine months of 2015.  Residential mortgage loans held for sale at September 30, 2015 totaled $1.0 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.6 million, or 5.4%, and $2.1 million, or 6.6%, for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods.  This business benefited from new customer generation and expanded service offerings.  Wealth management services revenue for both the third quarter and year-to-date time periods of 2015 was down $0.1 million as compared to the comparable time periods of 2014 as market declines were partially offset by new customers and account retention.

The ratio of noninterest revenues to total revenues (FTE basis) was 32.4% for the quarter and 31.9% for the year-to-date period, versus 32.2% and 31.4% for the equivalent periods of 2014.  The increase for the year-to-date period is a function of a 1.2% increase in non-interest income while net interest income (FTE basis) decreased 0.8%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2015	2014	2015	2014
Salaries and employee benefits	$31,179	$30,941	$93,218	$92,090
Occupancy and equipment	6,652	6,617	20,891	21,224
Data processing and communications	7,643	7,475	22,106	21,529
Amortization of intangible assets	843	1,051	2,642	3,293
Legal and professional fees	1,564	1,973	4,952	5,427
Office supplies and postage	1,636	1,466	4,733	4,664
Business development and marketing	1,889	1,764	5,711	5,424
FDIC insurance premiums	968	952	2,920	2,918
Acquisition expenses and litigation settlement	562	2,800	1,318	2,923
Other	3,143	3,772	9,584	10,404
Total noninterest expenses	$56,079	$58,811	$168,075	$169,896

Operating expenses(1)/average assets	2.74%	2.92%	2.85%	2.96%
Efficiency ratio(2)	56.4%	57.0%	58.0%	57.7%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles and litigation settlement.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues.

As shown in Table 5, noninterest expenses were $56.1 million and $168.1 million for the third quarter and year-to-date, respectively, a decrease of $2.7 million, or 4.6%, and $1.8 million, or 1.1%, from the prior year periods.  Included in the third quarter and year-to-date 2015 operating expenses are $0.6 million and $1.2 million more acquisition-related expenses, respectively, than the corresponding 2014 periods, while 2014 results include a $2.8 million litigation settlement charge.  Salaries and employee benefits increased $0.2 million, or 0.8%, and $1.1 million, or 1.2%, for the third quarter and year-to-date periods, respectively, as compared to the comparable periods of 2014.  The main drivers of the increases were merit-based personnel cost increases and higher retirement plan costs caused by lower pension discount rates, partially offset by lower average full-time equivalent employees.  The remaining change to operating expenses can be attributed to occupancy and equipment (up slightly for the quarter and down $0.3 million YTD), legal and professional (down $0.4 million for the quarter and down $0.5 million YTD), other expenses (down $0.4 million for the quarter and  down $0.7 million YTD), amortization of intangible assets (down $0.2 million for the quarter and down $0.7 million YTD), data processing and communications (up $0.2 million  for the quarter and up $0.6 million YTD), and  business development and marketing (up $0.1 million for the quarter and up $0.3 million YTD).

The Company’s efficiency ratio (total operating expenses excluding intangible amortization, acquisition expenses and litigation settlement charge divided by net interest income (FTE)) was 56.4% for the second quarter, 0.6 percentage points favorable to the comparable quarter of 2014.  This resulted from operating income increasing 0.5%, driven by higher FTE-adjusted net interest income and modest growth in noninterest revenues, while operating expenses (as described above) decreased 0.5%.  The efficiency ratio of 58.0% for the first three quarters of 2015 was 0.3 percentage points unfavorable as compared to the first three quarters of 2014 due to operating income decreasing at a 0.2% rate, while core operating expenses increased at a 0.3% rate.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 18 basis points and 11 basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) decreased 0.5% for the quarter and increased 0.3% for the year-to-date period, while average assets increased at a faster 6.2% rate for the quarter and 4.0% for the year-to-date period, impacted by organic loan growth and investment purchases over the past six months.

Operating expenses, excluding acquisition-related charges and the litigation settlement charge, were down $0.5 million and $0.2 million compared to the third quarter and first nine months of 2014, respectively, as a result of lower amortization of intangible assets and disciplined expense management, including six branch consolidations completed during 2014.

Income Taxes

The third quarter and year-to-date 2015 effective income tax rates were 30.0% and 30.5%, respectively, as compared to 29.9% and 29.8% for the comparable periods of 2014, reflective of a higher proportion of income being generated from fully taxable sources, as well as certain statutory changes to state tax rates and structures.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.92 billion at the end of the third quarter, an increase of $404.3 million from December 31, 2014 and $411.0 million higher than September 30, 2014.  The book value (excluding unrealized gains and losses) of investments increased $368.7 million from December 31, 2014 and $344.9 million from September 30, 2014.  During the first nine months of 2015, the Company purchased $398.2 million of U.S. Treasury securities with an average yield of 1.96%, $82.4 million of obligations of state and political subdivisions with an average yield of 3.76%, and $13.8 million of government agency mortgage-backed securities with an average yield of 2.48%.  The Company also had $131.6 million of investment maturities, calls, and principal payments received during the first nine months of 2015.  During the fourth quarter of 2014, the Company purchased $10.4 million of securities.  These purchases were more than offset by calls, maturities, and principal payments received of $36.0 million during the same period.  With these transactions, the overall mix of securities within the portfolio over the last twelve months has changed, with an increase in the proportion of U.S. Treasury and agency securities and decreases in all other categories.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At September 30, 2015, the portfolio had a $100.9 million net unrealized gain, an increase of $25.8 million from the unrealized gain at December 31, 2014 and a $56.6 million increase from the unrealized gain at September 30, 2014.  These changes in the net unrealized gain were principally driven by the movement in longer-term interest rates.

Table 6: Investment Securities

	September 30, 2015		December 31, 2014		September 30, 2014
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,864,199	$1,933,270	$1,479,134	$1,517,733	$1,476,678	$1,486,627
Obligations of state and political subdivisions	662,774	686,627	645,398	671,903	662,742	688,334
Government agency mortgage-backed securities	208,817	215,936	228,971	237,728	236,819	244,122
Corporate debt securities	16,705	16,782	26,803	27,091	26,835	27,287
Government agency collateralized mortgage obligations	13,836	14,418	17,330	18,025	18,394	19,130
Marketable equity securities	250	406	250	445	250	431
Total available-for-sale portfolio	2,766,581	2,867,439	2,397,886	2,472,925	2,421,718	2,465,931

Other Securities:
Federal Home Loan Bank common stock	29,500	29,500	19,553	19,553	19,814	19,814
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,274	4,274	4,446	4,446	4,447	4,447
Total other securities	49,824	49,824	40,049	40,049	40,311	40,311

Total investments	$2,816,405	$2,917,263	$2,437,935	$2,512,974	$2,462,029	$2,506,242

Loans

As shown in Table 7, loans ended the third quarter at $4.31 billion, up $96.3 million, or 2.3%, from one year earlier and up $77.3 million, or 1.8%, from the end of 2014.  The growth during the last twelve months was attributable to organic growth in all portfolios, particularly the business lending and consumer installment loans.  The increase during the first nine months of 2015 occurred primarily from consumer installment and business lending, with smaller increases in the consumer mortgage and home equity portfolios.

Table 7: Loans

(000's omitted)	September 30, 2015		December 31, 2014		September 30, 2014
Consumer mortgage	$1,621,862	37.6%	$1,613,384	38.1%	$1,598,298	37.9%
Business lending	1,288,772	29.9%	1,262,484	29.8%	1,251,178	29.7%
Consumer indirect	872,988	20.2%	833,968	19.7%	841,975	20.0%
Consumer direct	184,479	4.3%	184,028	4.3%	186,672	4.4%
Home equity	345,446	8.0%	342,342	8.1%	339,121	8.0%
Total loans	4,313,547	100.0%	$4,236,206	100.0%	$4,217,244	100.0%

Consumer mortgages increased $23.6 million, or 1.5%, from one year ago and $8.5 million, or 0.5%, from December 31, 2014.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets, but began slowing during 2014 as the market opportunities for refinancing declined. The Company chose to retain in portfolio most of its mortgage production in 2015, selling $27.1 million in the secondary market during the first nine months of 2015 as compared to $25.7 million during all of 2014.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property, and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $37.6 million, or 3.0%, from September 30, 2014 and increased $26.3 million, or 2.1%, from December 31, 2014, as 2015 loan generation has outweighed contractual and other unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine, and recreational vehicle dealerships), increased $28.8 million, or 2.8%, on a year-over-year basis and $39.5 million, or 3.9%, as compared to December 31, 2014.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has grown in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Market trends predicting moderate vehicle sales increases over the prior year levels along with a great deal of competition in this marketplace have led to moderate indirect loan growth in recent periods.

Home equity loans increased $6.3 million, or 1.9%, from one year ago and $3.1 million, or 0.9%, from December 31, 2014 due to proactive marketing efforts and competitive rate offerings.  This has been partially offset by home equity loans being paid off or down as part of the mortgage refinancing activity that has occurred in the current low rate environment.  In addition, home equity utilization has been adversely impacted by the heightened level of consumer deleveraging that has occurred in response to continued low-growth economic conditions.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2015 and 2014 and December 31, 2014.

Table 8: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2015	2014	2014
Nonaccrual loans
Consumer mortgage	$13,581	$15,323	$14,261
Business lending	7,112	2,780	4,426
Consumer indirect	0	10	11
Consumer direct	15	20	2
Home equity	2,425	2,598	2,623
Total nonaccrual loans	23,133	20,731	21,323
Accruing loans 90+ days delinquent
Consumer mortgage	1,481	2,397	2,127
Business lending	135	350	66
Consumer indirect	58	82	115
Consumer direct	41	36	38
Home equity	360	241	344
Total accruing loans 90+ days delinquent	2,075	3,106	2,690
Nonperforming loans
Consumer mortgage	15,062	17,720	16,388
Business lending	7,247	3,130	4,492
Consumer indirect	58	92	126
Consumer direct	56	56	40
Home equity	2,785	2,839	2,967
Total nonperforming loans	25,208	23,837	24,013
Other real estate owned (OREO)	2,531	1,855	3,619
Total nonperforming assets	$27,739	$25,692	$27,632

Nonperforming loans / total loans	0.58%	0.56%	0.57%
Nonperforming assets / total loans and other real estate	0.64%	0.61%	0.65%
Delinquent loans (30 days old to nonaccruing) to total loans	1.19%	1.46%	1.32%
Net charge-offs to average loans outstanding (quarterly)	0.15%	0.23%	0.10%
Net charge-offs to average legacy loans outstanding (quarterly)	0.14%	0.21%	0.11%
Loan loss provision to net charge-offs (quarterly)	119%	103%	160%
Legacy loan loss provision to net charge-offs (quarterly) (1)	127%	125%	160%

(1) Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at September 30, 2015 were $27.7 million, a $2.0 million increase versus the level at the end of 2014 and a $0.1 million increase as compared to one year earlier.  Nonperforming loans increased $1.4 million from year-end 2014 and were up $1.2 million from September 30, 2014, primarily related to one oil and gas-related relationship in the Marcellus Shale region of Northeast Pennsylvania.  Other real estate owned (“OREO”) at the end of September 2015 of $2.5 million increased $0.7 million from December 31, 2014 and decreased $1.1 million from the end of September 2014.  At September 30, 2015, OREO consisted of five commercial properties and 32 residential properties as compared to four commercial and 29 residential OREO properties at December 31, 2014 and nine commercial and 27 residential OREO properties at September 30, 2014.  Nonperforming loans were 0.58% of total loans outstanding at the end of the third quarter, two basis points higher than the level at December 31, 2014 and one basis point above the level at September 30, 2014.

Approximately 60% of nonperforming loans at September 30, 2015 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally trended lower over the past few years, although they did not experience the significant decline in values that certain other parts of the country encountered during the last recession.  However, the soft economic conditions and comparatively high unemployment levels have adversely impacted both consumers and businesses, and have resulted in higher mortgage nonperforming levels over the past few years, but have improved recently.  Also contributing to the historically above average level of nonperforming consumer mortgages is the increased length of time required to complete the consumer foreclosure process which is being driven by new regulatory requirements.  Approximately 29% of the nonperforming loans at September 30, 2015 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has trended downward recently and, even with the increase shown in the current quarter, which is due primarily to one large relationship, is below the Company’s longer-term average results as a proportion of total business loans.  The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 181% at the end of the third quarter, as compared to 190% at year-end 2014 and 189% at September 30, 2014.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits, and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters, or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, as well as special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.19% at the end of the third quarter, 27 basis points below the 1.46% at year-end 2014 and 13 basis points lower than the 1.32% at September 30, 2014.  The business lending delinquency ratio at the end of the third quarter was eight basis points below the level at December 31, 2014 and ten basis points higher than the level at September 30, 2014.  The delinquency rate for consumer direct and consumer indirect loans also decreased as compared to both December 31, 2014 and were slightly lower than September 30, 2014.  The delinquency ratio for consumer mortgages and the home equity portfolio were lower than both their level at December 31, 2014 as well as the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite soft economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$45,282	$44,615	$45,341	$44,319
Charge-offs:
Consumer mortgage	276	203	917	734
Business lending	293	445	769	970
Consumer indirect	1,597	1,711	4,421	4,573
Consumer direct	427	307	1,066	1,219
Home equity	66	74	188	450
Total charge-offs	2,659	2,740	7,361	7,946
Recoveries:
Consumer mortgage	9	14	75	67
Business lending	107	335	715	607
Consumer indirect	740	1,025	3,077	2,826
Consumer direct	174	239	566	677
Home equity	29	38	55	76
Total recoveries	1,059	1,651	4,488	4,253

Net charge-offs	1,600	1,089	2,873	3,693
Provision for loans losses	1,906	1,747	3,120	4,647

Allowance for loan losses at end of period	$45,588	$45,273	$45,588	$45,273
Allowance for loan losses / total loans	1.06%	1.07%	1.06%	1.07%
Allowance for legacy loan losses / total legacy loans (1)	1.10%	1.14%	1.10%	1.14%
Allowance for loan losses / nonperforming loans	181%	189%	181%	189%
Allowance for legacy loan losses / legacy nonperforming loans (1)	201%	226%	201%	226%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.07%	0.05%	0.07%	0.06%
Business lending	0.06%	0.03%	0.01%	0.04%
Consumer indirect	0.40%	0.33%	0.22%	0.30%
Consumer direct	0.53%	0.14%	0.36%	0.39%
Home equity	0.04%	0.04%	0.05%	0.15%
Total loans	0.15%	0.10%	0.09%	0.12%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2015 were $1.6 million, $0.5 million more than the third quarter of 2014.  Net charge-offs for the nine months ended September 30, 2015 were $2.9 million, a $0.8 million, or 22%, decrease from the first nine months of 2014.  Net charge-offs for all portfolios except consumer mortgage experienced lower levels of net charge-offs through the first nine months of 2015 as compared to the first nine months of 2014.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2015 was 0.15%, eight basis points lower than the fourth quarter of 2014 and five basis points higher than the third quarter of 2014.  Net charge-offs and the corresponding net charge-off ratios continue to be below the Company’s average long-term historical levels.

The provision for loan losses was $1.9 million in the third quarter, with almost the entire amount related to legacy loans as acquired loans accounted for only $0.03 million.  The provision was $0.2 million higher than the equivalent prior year period, reflective of a larger portfolio and the higher net charge-off levels experienced.  The third quarter 2015 loan loss provision was $0.3 million more than the level of net charge-offs for the quarter, reflective of the increase in loan balances.  The allowance for loan losses of $45.6 million as of September 30, 2015 was an increase of $0.3 million from the level one year ago, reflective of the increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 1.06% at September 30, 2015, one basis point lower than the level reports at September 30, 2014 and December 31, 2014.

As of September 30, 2015, the purchase discount related to the $241 million of remaining non-impaired loan balances acquired from HSBC Bank USA, N.A., First Niagara Bank, N.A. and Wilber National Bank was approximately $7.7 million, or 3.2% of that portfolio, with less than $0.1 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $6.1 billion in third quarter were up $149.7 million, or 2.5%, compared to the third quarter of 2014, and increased $119.0 million, or 2.0%, from the fourth quarter of last year.  The mix of average deposits continues to change. The weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from their year-ago levels.  Conversely, the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulted in the quarterly average cost of deposits declining from 0.13% in the third quarter of 2014 to 0.11% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings, and high quality customer service.

The average nonpublic fund deposits for the third quarter of 2015 increased $43.5 million, or 0.8%, versus the fourth quarter of 2014 while increasing $59.2 million, or 1.1%, compared to the year-earlier period.  Average public fund deposits for the third quarter increased $75.5 million, or 13.0%, from the fourth quarter of 2014 and $90.4 million, or 16.0%, from the third quarter of 2014.  Public fund deposits as a percentage of total deposits increased from 9.5% in the third quarter of 2014 to 10.8% in the third quarter of 2015, as the Company has been able to expand municipal deposit relationships in its markets.

Table 10: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2015	2014	2014
Noninterest checking deposits	$1,363,022	$1,293,760	$1,281,626
Interest checking deposits	1,410,825	1,358,667	1,331,239
Regular savings deposits	1,117,855	1,044,423	1,048,057
Money market deposits	1,491,475	1,493,952	1,469,215
Time deposits	719,358	792,746	822,705
Total deposits	$6,102,535	$5,983,548	$5,952,842

Nonpublic fund deposits	5,445,848	$5,402,375	$5,386,604
Public fund deposits	656,687	581,173	566,238
Total deposits	$6,102,535	$5,983,548	$5,952,842

Borrowings

External borrowings were $660.2 million at the end of the third quarter, $220.1 million, or 50%, higher than borrowings at December 31, 2014, and $214.3 million more than the end of the third quarter of 2014.  This was a result of the decision to utilize external borrowings to purchase investments in advance of the liquidity expected to be received from the Oneida transaction.

Shareholders’ Equity

Total shareholders’ equity of $1.0 billion at the end of the third quarter was an increase of $57.1 million from the balance at December 31, 2014.  This increase consisted of net income of $71.2 million, a $15.2 million increase in other comprehensive income, $13.9 million from shares issued under the employee stock plan, and $3.2 million from employee stock options earned, partially offset by dividends declared of $37.1 million, and $9.1 million of treasury stock purchases.  The change in other comprehensive income was comprised of a $14.6 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.6 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $79.5 million, as net income, a higher market value adjustment on investments, and the issuance of common stock related to the employee stock plan more than offset dividends declared, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, and treasury stock purchases.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.09% at the end of the third quarter, up 13 basis points from year-end 2014 and 30 basis points higher than its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2014 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 7.5%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased 6.1%.  The Tier 1 leverage ratio increased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 9.7% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 6.4%, driven by solid organic loan growth and investment purchases.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.14% increased 22 basis points from December 31, 2014 and increased 57 basis points versus September 30, 2014.  The increase in the tangible equity ratio during 2015 is primarily attributable to proportionally larger increases in tangible equity levels than the increases in tangible assets due to earnings retention and the increase in the investment market value adjustment outpacing tangible asset growth.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2015 was 52.2%, up from 51.2% for the nine months ended September 30, 2014.  Dividends declared increased 6.3% as the Company’s quarterly dividend per share was raised from $0.30 to $0.31 in July 2015, while net income for September year-to-date 2015 increased 4.3% over the prior year period.  Additionally, the number of common shares outstanding increased 0.7% over the last twelve months.  The dividend increase marked the Company’s 23rd consecutive year of increased dividend payouts to shareholders.

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

Given the uncertain nature of our customers’ demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB advances, of which $558 million are outstanding as of September 30, 2015.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2015, the Bank had $157 million of cash and cash equivalents of which $16 million are interest- earning deposits held at the Federal Reserve, FHLB, and other correspondent banks.  The Bank also had $622 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2015, this ratio was 20.5% for 30-days and 20.4% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  At September 30, 2015 there was a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2015, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2015 indicate the Bank has sufficient sources of funds for the next year in all stressed scenarios.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast, ” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company’s filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons, is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using September 30, 2015 as a starting point.

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

●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized decrease in projected net interest income at September 30, 2015
+200 basis points	($8,197,000)
0 basis points	($560,000)

The modeled net interest income (NII), including certain attributes from the pending acquisition, decreases in a rising rate environment from a flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding of assets.  In the short term (years 1-2), the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years 3-5), the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the third quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	0	$0.00	0	1,734,770
August 1-31, 2015(1)	355	38.23	0	1,734,770
September 1-30, 2015	0	0.00	0	1,734,770
Total	355	$38.23

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

Community Bank System, Inc.

Date: November 6, 2015	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: November 6, 2015
/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer