Form 10-K
period 2015-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2016-02-29
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2015 (the registrant’s most recently completed second fiscal quarter): $1,499,048,110.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2016: 43,875,778

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2016 (the "Proxy Statement")
is incorporated by reference in Part III of this Annual Report on Form 10-K.

1 of 105

2 of 105

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  BPAS owns four subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”) (formally known as Harbridge Consulting Group, LLC), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker dealer.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  As of December 31, 2015, the Bank operates 194 full-service branches operating as Community Bank, N.A. throughout 36 counties of Upstate New York and six counties of Northeastern Pennsylvania, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”),  Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), Oneida Wealth Management, Inc. (“OWM”) and Oneida Preferred Funding II LLC (“OPFCII”).  OneGroup and CBNA Insurance are full-service insurance agencies offering personal and commercial property insurance and other risk management products and services.  PFC and OPFCII primarily act as investors in residential real estate loans and properties.  TMC provides cash management, investment, and treasury services to the Bank.  CISI, the Carta Group, and OWM provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2011-2015)

Oneida Financial Corp.
On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.78 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and OWM as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company’s other non-banking financial services businesses.

EBS-RMSCO, Inc.
On January 1, 2014, BPAS-APS, formerly known as Harbridge Consulting Group LLC, completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies (“EBS-RMSCO”).  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhanced the Company’s participation in the Western New York marketplace.

3 of 105

Bank of America Branches
On December 13, 2013,  the Bank completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. (“B of A”), acquiring approximately $1.1 million in loans and $303 million of deposits.  The assumed deposits consisted of $220 million of checking, savings and money market accounts (“core deposits”) and $83 million of time deposits.  Under the terms of the purchase agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

HSBC and First Niagara Branches
On July 20, 2012,  the Bank completed its acquisition of 16 retail branches in central, northern and western New York from HSBC Bank USA, N.A. (“HSBC”), acquiring approximately $106 million in loans and approximately $697 million of deposits.  The assumed deposits consisted primarily of core deposits and the acquired loans consisted of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. (“First Niagara”), who acquired HSBC’s Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank, a blended deposit premium of 3.4%, or approximately $24 million.

On September 7, 2012, the Bank completed its acquisition of three branches in central New York from First Niagara, acquiring approximately $54 million of loans and $101 million of deposits.  The assumed deposits consisted primarily of core deposits and the acquired loans consist of in-market performing loans, primarily residential real estate loans. Under the terms of the purchase agreement, the Bank paid a blended deposit premium of 3.1%, or approximately $3 million.

In support of the HSBC and First Niagara branch acquisitions, the Company completed a public common stock offering in late January 2012, raising $57.5 million through the issuance of 2.13 million common shares.  The net proceeds of the offering were approximately $54.9 million.

CAI Benefits, Inc.
On November 30, 2011, the Company, through its BPAS subsidiary, acquired in an all-cash transaction, certain assets and liabilities of CAI Benefits, Inc. (“CAI”), a provider of actuarial, consulting and retirement plan administration services, with offices in New York City and Northern New Jersey.  The transaction added valuable service capacity and enhanced distribution prospects in support of the Company’s broader-based employee benefits business, including daily valuation plan and collective investment fund administration.

The Wilber Corporation
On April 8, 2011, the Company acquired The Wilber Corporation (“Wilber”), parent company of Wilber National Bank for $103 million of stock and cash, comprised of $20.4 million in cash and the issuance of 3.35 million additional shares of the Company’s common stock.  Based in Oneonta, New York, Wilber operated 22 branch-banking centers in the Central, Greater Capital District, and Catskill regions of Upstate New York.  The acquisition added approximately $462 million in loans, $297 million of investment securities, and $772 million in deposits.

Services

Banking
The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System (“FRB”) and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, CISI, OWM, Carta Group, and Nottingham, the Company operates a wealth management, retirement planning, higher educational planning, fiduciary, risk management, and personal financial planning.  Through a third party broker-dealer relationship, the Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

4 of 105

Insurance
Through OneGroup and CBNA Insurance, the Company offers personal and commercial property insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services.  OneGroup and CBNA Insurance represent many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National.

Segment Information
The Company has identified three reportable operating business segments:  Banking, Employee Benefit Services, and All Other.  Included in the All Other segment are the smaller Wealth Management and Insurance segments.  Information about the Company’s reportable business segments is included in Note U of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

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

5 of 105

The table below summarizes the Bank’s deposits and market share by the forty-two counties of New York and Pennsylvania in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2015(1)	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share (1)	Branches	ATM's	Cities	Market Position
Lewis	NY	$177,913	74.82%	4	4	3	3
Franklin	NY	281,304	60.98%	6	6	5	5
Madison	NY	613,898	59.78%	8	8	5	5
Hamilton	NY	52,141	55.56%	2	2	2	2
Allegany	NY	236,056	47.11%	9	10	8	8
Cattaraugus	NY	402,793	43.95%	10	11	7	6
St. Lawrence	NY	424,885	37.91%	13	10	11	10
Otsego	NY	349,524	36.17%	10	9	6	5
Seneca	NY	141,246	28.95%	4	3	4	3
Jefferson	NY	407,326	27.83%	7	9	6	6
Schuyler	NY	50,541	27.63%	1	1	1	1
Clinton	NY	329,032	25.86%	4	7	2	2
Yates	NY	91,691	25.48%	3	2	2	1
Wyoming	PA	128,305	25.35%	3	4	3	3
Chautauqua	NY	327,776	22.36%	12	12	10	7
Livingston	NY	171,263	22.30%	5	6	5	4
Essex	NY	124,369	19.84%	5	5	4	4
Steuben	NY	184,281	19.01%	8	7	7	4
Wayne	NY	128,957	16.10%	3	3	2	2
Delaware	NY	151,914	15.89%	5	5	5	5
Ontario	NY	234,937	12.52%	8	13	5	3
Oswego	NY	168,214	9.79%	4	5	4	2
Tioga	NY	36,811	8.98%	2	2	2	1
Lackawanna	PA	403,255	7.94%	11	11	8	4
Luzerne	PA	442,484	7.78%	11	15	9	4
Chemung	NY	74,052	7.37%	2	2	1	0
Herkimer	NY	42,550	7.09%	1	1	1	1
Susquehanna	PA	52,604	7.00%	3	1	3	2
Oneida	NY	198,506	6.18%	7	7	6	5
Schoharie	NY	23,947	5.87%	1	1	1	0
Carbon	PA	40,824	4.30%	2	2	2	1
Bradford	PA	43,708	3.90%	2	2	2	1
Cayuga	NY	39,827	3.86%	2	2	2	1
Washington	NY	19,820	2.82%	1	0	1	1
Chenango	NY	25,561	2.68%	2	2	1	0
Warren	NY	31,615	2.03%	1	1	1	1
Onondaga	NY	140,435	1.53%	4	4	4	1
Broome	NY	31,781	1.22%	1	1	1	0
Ulster	NY	31,782	1.12%	1	1	1	1
Erie	NY	105,030	0.28%	4	4	3	2
Tompkins	NY	4,144	0.23%	1	0	1	0
Saratoga	NY	6,124	0.15%	1	1	1	0
		$6,973,226	6.97%	194	202	158	117

(1) Deposits and Market Share data as of June 30, 2015, the most recent information available from SNL Financial LLC, adjusted for the Oneida acquisition occurring on December 4, 2015.
Deposit amounts include $133.2 million of intercompany balances that are eliminated upon consolidation.

6 of 105

Employees

As of December 31, 2015, the Company employed 2,207 full-time employees, 133 part-time employees and 150 temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General
The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders.  Set forth below is a description of the material laws and regulations applicable to the Company and the Bank.  This summary is not complete and the reader should refer to these laws and regulations for more detailed information.  The Company’s and the Bank’s failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including the imposition of civil money penalties, formal agreements and cease and desist orders.  Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states and jurisdictions in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the FRB as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirement under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies.  Affiliated entities, including BPAS, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, OneGroup, Carta Group, OWM and CBNA Insurance are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

Federal Bank Holding Company Regulation
The Company is a bank holding company under the Bank Holding Company Act of 1956, (the “BHC Act”) that registered in 2015 with the FRB as a single bank financial holding company, as provided by the Financial Modernization Act of 1999 as amended (also known as the Gramm-Leach-Bliley Act (the “GLB Act”)).  The Company continues to maintain its status as a bank holding company for purposes of other FRB regulations.  The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities.  As a bank holding company that has elected to become a financial holding company, the Company can affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature, as long as it continues to meet the eligibility requirements for financial holding companies (including requirements that the financial holding company and its depository institution subsidiary maintain their status as “well capitalized” and “well managed”).  Generally, FRB approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.

The FRB has the authority to limit a financial holding company’s ability to conduct activities that would otherwise be permissible if the financial holding company or any of its depositary institution subsidiaries ceases to meet the applicable eligibility requirements.  The FRB may also impose corrective capital and/or managerial requirements on the financial holding company and may require divestiture of the holding company’s depository institutions if the deficiencies persist.  Federal regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the FRB must prohibit the financial holding company and its subsidiaries from engaging in any activities other than those permissible for bank holding companies.

7 of 105

Federal Reserve System Regulation
Because the Company is a bank holding company, it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits.  The Bank is under similar capital requirements administered by the OCC as discussed below.  FRB policy has historically required a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement.  To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose.  Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

The Office of Comptroller of the Currency Regulation
The Bank is supervised and regularly examined by the OCC.  The various laws and regulations administered by the OCC affect the Company’s practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies.  It also affects the Bank’s business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices.  The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment.  Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC.  The Bank is well capitalized under regulatory standards administered by the OCC.  For additional information on our capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity” and Note P to the Financial Statements.

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2015.

Deposit Insurance
Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution.  A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution.  The initial base assessment rate is based on its capital level and supervisory ratings (its “CAMEL ratings”), certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.  FDIC insurance expense totaled $4.0 million, $3.9 million and $3.8 million in 2015, 2014 and 2013, respectively.

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

8 of 105

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to financial institutions larger than the Company; however, the Dodd-Frank Act does contain numerous other provisions that affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies have either completed or are in the process of completing these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

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

The final rules issued by the FRB, SEC, OCC, FDIC, and Commodity Futures Trading Commission implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account.  The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds.  Banking entities with less than $10 billion in total consolidated assets, which generally have very little or no involvement in prohibited proprietary trading or investment activities in covered funds, do not have any compliance obligations under the final rule if they do not engage in any covered activities other than trading in certain government, agency, State or municipal obligations.

The CFPB rules implementing Section 1073 of the Dodd-Frank Act create a comprehensive new system of consumer protections for remittance transfers sent by consumers in the United States to individuals and businesses in foreign countries.  The amendments provide new protections, including disclosure requirements, and error resolution and cancellation rights, to consumers who send remittance transfers to other consumers or businesses in a foreign country.  The Bank has adopted policies and procedures to comply with the final foreign remittance transfer rules.

The scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined over time, including as final regulations are issued and become effective.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that they at a minimum will increase the Company’s and the Bank’s operating and compliance costs.  As rules and regulations continue to be implemented or issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Capital Requirements
The Company and the Bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  The risk-based capital standards that were applicable to the Company and the Bank through December 31, 2014 were based on the 1988 Capital Accord, known as Basel I (“Basel I”), of the Basel Committee on Banking Supervision (the “Basel Committee”).  However, in July 2013, the FRB, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components.

The New Capital Rules implement the Basel Committee’s December 2010 capital framework (known as “Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U. S. Basel I risk-based capital rules.  The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one based, in part, on the standardized approach set forth in “Basel II”.  The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies’ rules.

9 of 105

The New Capital Rules, among other things: (i) introduces as a new capital measure “Common Equity Tier 1,” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified revised requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the New Capital Rules, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules specific requirements.
Under the New Capital Rules, the minimum capital rations as of January 1, 2015 are as follows:
●	4.5% CET1 to total risk-weighted assets;
●	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to total risk-weighted assets;
●	8.0% Total capital (Tier 1 Capital plus Tier 2 capital) to total risk-weighted assets;
●	4.0% Tier 1 capital to total adjusted quarterly average assets (known as “leverage ratio”)

Beginning in 2016, the New Capital Rules will require the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it is fully phased-in by the beginning of 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization will be required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general Basel I risk based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) were reversed for the purposes of determining regulatory capital. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banks, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank they did, make a one-time permanent election to continue to exclude these items.

Consistent with the section 171 of the Dodd-Frank Act, the New Capital Rules allow certain bank holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital if they had less than $15 billion in assets as of December 31, 2009 and the securities were issued before May 19, 2010.  Accordingly, the trust preferred securities classified as long-term debt on the Company’s balance sheet will be included as Tier 1 capital while they are outstanding, unless the Company completes an acquisition of a depository institution holding company that did not meet this criteria, or are acquired by such an organization, after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules and would be included as Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the New Capital Rules also revise the prompt corrective action (“PCA”) regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category other than critically undercapitalized, with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

10 of 105

The New Capital Rules prescribe a new standardized approach for risk weighted-assets that expands the risk-weight categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the asset. The new risk-weight categories generally range from 0% for U.S. government and agency securities, to 1250% for certain securitized exposures, and result in higher risk weights for a variety of asset categories. The standardized approach requires financial institutions to transition assets that are 90 days or more past due or on nonaccrual from their original risk weight to 150 percent.  Additionally, loans designated as high volatility commercial real estate (“HVCRE”) are assigned a risk-weighting of 140 percent.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity. The current requirements and the Company's actual capital levels are detailed in Note P of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

11 of 105

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

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others administrated by the Treasury’s Office of Foreign Assets Control (“OFAC”).  The OFAC administered sanctions can take many different forms; however, they generally contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.

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

Electronic Fund Transfer Act
A federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The new rule does not govern overdraft fees on the payment of checks and certain other forms of bill payments.

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

12 of 105

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a bank holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing retirement plan administration, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

For example, the Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes based upon the performance of, and ultimate government intervention in, the financial services sector.  To date, not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted and many of the rules that have been adopted are subject to interpretation or clarification.  The implications of the Dodd-Frank Act for the Company’s businesses continue to depend to a large extent on the implementation of the legislation by the FRB and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.  All of these changes in regulations could subject the Company, among other things, to additional costs and limit the types of financial services and products it can offer and/or increase the ability of non-banks to offer competing financial services and products.

The Company’s failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Supervision and Regulation” for more information about the regulations to which the Company is subject.

13 of 105

If the Company’s total consolidated assets were to reach $10 billion, it would become subject to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirement on institutions with $10 billion or more in assets.  The Company had $8.6 billion in assets as of December 31, 2015.  Additional growth that results in the Company having assets of $10 billion or more would subject the Company to the following; (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) regulatory stress testing requirements, whereby the Company would be required to conduct an annual stress test using assumptions for baseline, adverse and severely adverse scenarios, (3) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act, (4) limitations on interchange fees for debit card transactions, (5) heightened compliance standards under the Volcker Rule, and (6) enhanced supervision as a larger financial institution.  The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations.  Further, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components.

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

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, which may adversely affect the Company’s business and results of operations.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its customers.  Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its business.

If personal, nonpublic, confidential, or proprietary information of customers in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of its systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

14 of 105

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  The Company also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

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

Conditions in the insurance market could adversely affect the Company’s earnings.

Revenue from insurance fees and commissions could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond the Company’s control.  Other factors that affect insurance revenue are the profitability and growth of the Company’s clients, the renewal rate of the current insurance policies, continued development of new product and services as well as access to new markets.  The Company’s insurance revenues and profitability may also be adversely affected by new laws and regulatory developments impacting the healthcare and insurance markets.

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

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depends in large part on the level of assets under management and administration.  Market volatility, that can lead customers to liquidate investments as well as lower asset values, can reduce the level of assets under management and administration and thereby decrease the Company’s investment management and administration revenues.

15 of 105

Mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing fee income opportunities.

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2015, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  Any other future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: obtaining timely regulatory approval, the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company’s loan portfolio is acquired and was not underwritten by the Company at origination.

At December 31, 2015, 13% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, the Company evaluated the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

The Company’s financial statements are based, in part, on assumptions and estimates, which, if conditions change, could cause unexpected losses in the future.

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

16 of 105

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on business and, in turn, the Company’s financial condition and results of operations.

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

The Company is exposed to fraud in many aspects of the services and products that it provides.

The Company offers a wide variety of products and services.  When account credentials and other access tools are not adequately protected, risks and potential costs may increase.  As (a) sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) banking services and product offerings expand, the Company’s operational losses could increase.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies or other parties that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of acquired companies). In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

17 of 105

The Company continually encounters technological change and the failure to understand and adapt to these changes could have a negative impact on the business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s financial condition and results of operations.

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

●	Severe weather, natural disasters, acts of war or terrorism and other external events.

The Company’s ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may have a materially adverse effect on the Company’s performance.

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense.  The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees.  If the Company is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 225 properties located in the counties identified in the table on page 6, of which 148 are owned and 77 are under lease arrangements.  With respect to the Banking segment, the Company operates 194 full-service branches and six facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates nine customer service facilities, all of which are leased.  With respect to the All Other segment, the Company operates 15 customer service facilities, 11 of which are leased and four are owned.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2015 had a net book value of $80.8 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2015, the Company paid $5.4 million of rental fees for facilities leased for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

18 of 105

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The United States District Court for the Middle District of Pennsylvania issued an order on July 14, 2015 preliminarily approving the settlement reached in the first of two related class actions, which were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases allege, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  In accordance with mediation occurring in September 2014, the settlement provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.  The settlement is subject to the Court’s final approval which is expected to occur in the first quarter of 2016.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	55
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	51
Executive Vice President and Chief Financial Officer.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	59
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	59
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

19 of 105

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 43,875,778 shares of common stock outstanding on January 31, 2016, held by approximately 3,785 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2015
4th	$43.13	$36.70	$0.31
3rd	$39.80	$34.21	$0.31
2nd	$38.52	$34.58	$0.30
1st	$37.71	$33.60	$0.30

2014
4th	$38.99	$32.84	$0.30
3rd	$37.29	$33.59	$0.30
2nd	$39.91	$35.27	$0.28
1st	$39.43	$33.74	$0.28

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.31 per share for the first quarter of 2016.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

20 of 105

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last eight fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2010 and reinvestment of dividends.

21 of 105

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights	column)
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	25,768	$17.41	5,701
2004 Long-term Incentive Plan	1,838,147	24.80	708,168
2014 Long-term Incentive Plan	351,697	29.38	647,472
Equity compensation plans not approved by security holders	0	0	0
Total	2,215,612	$25.46	1,361,341

(1) The number of securities includes 246,311 shares of unvested restricted stock.

Stock Repurchase Program
At its December 2014 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,000,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during  a twelve-month period starting January 1, 2015.  There were 265,230 treasury stock purchases in 2015.  At its December 2015 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2016.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2015:

Issuer Purchases of Equity Securities
	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
Period	Shares Purchased	Price Paid Per share	Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
October 1-31, 2015 (1)	50	$41.54	0	1,734,770
November 1-30, 2015	0	0	0	1,734,770
December 1-31, 2015	0	0	0	1,734,770
Total	50	$41.54

(1) The common shares repurchased were acquired by the Company in connection with the satisfaction of tax withholding obligations on stock issued pursuant to the employee benefit plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2015.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

22 of 105

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2015	2014	2013	2012	2011
Income Statement Data:
Loan interest income	$187,743	$185,527	$188,197	$192,710	$192,981
Investment interest income	71,879	70,693	75,962	88,690	77,988
Interest expense	11,202	11,792	26,065	50,976	61,556
Net interest income	248,420	244,428	238,094	230,424	209,413
Provision for loan losses	6,447	7,178	7,992	9,108	4,736
Noninterest income	123,303	119,020	108,748	98,955	89,283
Gain (loss) on investment securities & early retirement of long-term borrowings, net	(4)	0	(6,568)	291	(61)
Acquisition expenses, litigation settlement, and contract termination charges	7,037	2,923	2,181	8,247	4,831
Other noninterest expenses	226,018	223,657	219,074	203,510	185,541
Income before income taxes	132,217	129,690	111,027	108,805	103,527
Net income	91,230	91,353	78,829	77,068	73,142
Diluted earnings per share	2.19	2.22	1.94	1.93	2.01

Balance Sheet Data:
Cash equivalents	$21,931	$12,870	$11,288	$84,415	$203,082
Investment securities	2,847,940	2,512,974	2,218,725	2,818,527	2,151,370
Loans, net of unearned discount	4,801,375	4,236,206	4,109,083	3,865,576	3,471,025
Allowance for loan losses	(45,401)	(45,341)	(44,319)	(42,888)	(42,213)
Intangible assets	484,146	386,973	390,499	387,134	360,564
Total assets	8,552,669	7,489,440	7,095,864	7,496,800	6,488,275
Deposits	6,873,474	5,935,264	5,896,044	5,628,039	4,795,245
Borrowings	403,446	440,122	244,010	830,134	830,329
Shareholders’ equity	1,140,647	987,904	875,812	902,778	774,583

Capital and Related Ratios:
Cash dividends declared per share	$1.22	$1.16	$1.10	$1.06	$1.00
Book value per share	26.06	24.24	21.66	22.78	20.94
Tangible book value per share (1)	15.90	15.63	12.80	13.72	11.85
Market capitalization (in millions)	1,748	1,554	1,604	1,084	1,028
Tier 1 leverage ratio	10.32%	9.96%	9.29%	8.40%	8.38%
Total risk-based capital to risk-adjusted assets	18.08%	18.75%	17.57%	16.20%	15.51%
Tangible equity to tangible assets (1)	8.59%	8.92%	7.68%	7.62%	7.12%
Dividend payout ratio	55.5%	51.6%	56.0%	54.3%	49.3%
Period end common shares outstanding	43,775	40,748	40,431	39,626	36,986
Diluted weighted-average shares outstanding	41,605	41,232	40,726	39,927	36,454

Selected Performance Ratios:
Return on average assets	1.17%	1.23%	1.09%	1.08%	1.18%
Return on average equity	8.87%	9.65%	9.04%	8.82%	10.36%
Net interest margin	3.73%	3.91%	3.91%	3.88%	4.07%
Noninterest income/operating income (FTE)	32.1%	31.4%	30.0%	28.6%	28.4%
Efficiency ratio (2)	57.9%	57.9%	59.3%	57.4%	57.6%

Asset Quality Ratios:
Allowance for loan losses/total loans	0.95%	1.07%	1.08%	1.11%	1.22%
Nonperforming loans/total loans	0.50%	0.56%	0.54%	0.75%	0.85%
Allowance for loan losses/nonperforming loans	190%	190%	201%	147%	144%
Loan loss provision/net charge-offs	101%	117%	122%	108%	94%
Net charge-offs/average loans	0.15%	0.15%	0.17%	0.23%	0.15%

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

(2) Efficiency ratio provides a ratio of operating expenses to operating income.  It excludes intangible amortization, acquisition expenses, litigation settlement and contract termination charges from expenses and gains and losses on investment securities & early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control.  Management also believes such information is useful to investors in evaluating Company performance.

23 of 105

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 22 and the Company’s Consolidated Financial Statements and related notes that appear on pages 51 through 90.  All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure.  The term “this year” and equivalent terms refer to results in calendar year 2015, “last year” and equivalent terms refer to calendar year 2014, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 49.

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

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan, and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized. For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

●
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

24 of 105

●
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities and consequently did not use the held-to-maturity classification in 2014 or 2015.

●
Retirement benefits - The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees.  Expense under these plans is charged to current operations and consists of several components of net periodic (benefit) cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and the expected return on plan assets.

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

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenue through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to:  net income and earnings per share; return on assets and equity; net interest margins; noninterest revenues; noninterest expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of acquisition and integration activities.

25 of 105

The Company reported net income and earnings per share for the year ended December 31, 2015 that were 0.1% and 1.4%, respectively, below the prior year amounts.  The decrease in net income was due to increased operating expenses, higher acquisition expenses, as well as a higher effective tax rate.  Offsetting these items were the positive effects of an increase in net interest income, higher noninterest income, a lower provision for loan losses and the absence of the $2.8 million litigation settlement charge recorded in 2014.  The litigation settlement charge in 2014 pertained to the settlement of a class action lawsuit involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  Also impacting the earnings per share were approximately 0.2 million more weighted-average diluted shares outstanding due to the stock consideration issued in the Oneida acquisition.

The Company experienced year-over-year growth in average interest-earning assets, reflective of the decision to pre-invest during the first half of 2015 the anticipated liquidity received from the Oneida transaction, as well as solid organic loan growth and the addition of loans from the Oneida transaction in December 2015.  Average deposits increased in 2015 as compared to 2014, reflective of organic growth in core deposits and the impact of the Oneida transaction, partially offset by a reduction in time deposit balances.  Average external borrowings in 2015 increased from 2014 reflective of the Company’s pre-investment strategy.

Asset quality in 2015 remained stable and favorable in comparison to averages for peer financial organizations.  As compared to the end of 2014, loan delinquency and nonperforming ratios at December 31, 2015 were improved while the total net loan charge-off ratio remained consistent year-over-year.

Net Income and Profitability

Net income for 2015 was $91.2 million, a decrease of $0.1 million, or 0.1%, from 2014’s earnings.  Earnings per share for 2015 were $2.19, down $0.03, or 1.4%, from 2014’s results.  The 2015 results included $7.0 million, or $0.11 per share, of acquisition expenses related to the Oneida acquisition that was completed in December of 2015.  The 2014 results included a $2.8 million ($0.05 per share) litigation settlement charge.

Net income for 2014 was $91.4 million, an increase of $12.5 million, or 15.9%, from 2013’s earnings, while earnings per share for 2014 were $2.22, up $0.28 from 2013’s results.  The 2014 results included the aforementioned litigation settlement charge.  The 2013 results included a $6.6 million, or $0.12 per share, net loss on the sale of certain investment securities and debt extinguishments, as well as $2.2 million, or $0.04 per share, of acquisition expenses related to the B of A branch acquisition in December of 2013.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2015	2014	2013	2012	2011
Net interest income	$248,420	$244,428	$238,094	$230,424	$209,413
Provision for loan losses	6,447	7,178	7,992	9,108	4,736
(Loss)/Gain on sales of investment securities, net	(4)	0	80,768	291	30
Loss on debt extinguishments	0	0	87,336	0	91
Noninterest income	123,303	119,020	108,748	98,955	89,283
Acquisition expenses, litigation settlement, and contract termination charges	7,037	2,923	2,181	8,247	4,831
Other noninterest expenses	226,018	223,657	219,074	203,510	185,541
Income before taxes	132,217	129,690	111,027	108,805	103,527
Income taxes	40,987	38,337	32,198	31,737	30,385
Net income	$91,230	$91,353	$78,829	$77,068	$73,142

Diluted weighted average common shares outstanding	41,605	41,232	40,726	39,927	36,454
Diluted earnings per share	$2.19	$2.22	$1.94	$1.93	$2.01

26 of 105

The Company operates in three business segments: Banking, Employee Benefit Services, and All Other.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses, and municipal enterprises.  In addition to general liquidity and intermediation services, the Banking segment provides treasury management solutions, capital financing products, and payment processing services.  Employee Benefit Services, consisting of BPAS and its subsidiaries, provides on a national basis: employee benefit trust services; collective investment fund, retirement plan and VEBA & HRA/HSA plan administration services; actuarial services; and healthcare consulting services.  BPAS serves approximately 4,000 organizations and 400,000 plan participants, holds $19 billion in assets under custody, employs 270 professionals, and operates from 10 offices located in New York, New Jersey, Pennsylvania, Texas and Puerto Rico.  The All Other segment is comprised of wealth management services and insurance services.  Wealth management services activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI and OWM, and asset advisory services provided by Nottingham.  The insurance services activities include the offerings of personal and commercial property insurance and other risk management products and services provided by OneGroup and CBNA Insurance.  For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2015 earnings performance are discussed in the remaining sections of this document and are summarized as follows:

BANKING
●
Net interest income increased $3.9 million, or 1.6%.  This was the result of a $348.4 million increase in average earning assets, partially offset by a decrease in the net interest margin of 18 basis points.  Average loans grew $131.3 million due to growth in all portfolios.  Also contributing to the growth in interest-earning assets was a $217.2 million increase in the average book value of investments, including cash equivalents, due to the investment during the first two quarters of 2015 of the anticipated liquidity from the Oneida transaction.  Average interest-bearing deposits increased $78.6 million due to the Oneida acquisition and organic core deposit growth, partially offset by the continued trend of declining time deposit balances.  Average borrowings increased $108.4 million, or 26.7%, as compared to the prior year, primarily due to the additional leverage undertaken with regard to the early investing of Oneida liquidity.

●
The loan loss provision of $6.4 million decreased $0.7 million, or 10.2%, from the prior year level.  Net charge-offs of $6.4 million were $0.2 million more than 2014.  This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.15%, which was consistent with the prior year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, decreased six basis points and seven basis points, respectively, compared to December 31, 2014 levels, and remain well below averages for the Company’s peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 40 through 44.

●
Excluding net loss on sales of investment securities, banking noninterest income for 2015 of $57.7 million decreased by $0.9 million from 2014’s level primarily due to lower utilization of overdraft protection-related deposit services.  Fees from deposit services in 2015 were nearly identical to the prior year while other banking-related income was lower.  Additionally, 2015 mortgage banking revenue increased $0.2 million.

●
Total banking noninterest expenses, including acquisition expenses, litigation settlement, and contract termination charges increased $2.8 million, or 1.5%, in 2015 to $184.7 million, primarily reflective of higher acquisition-related costs and continued investment in technology and data processing.  Excluding acquisition expenses and litigation settlement, banking noninterest expenses decreased $1.3 million, or 0.7%, due in part to the branch consolidations during the second half of 2014.

EMPLOYEE BENEFIT SERVICES
●
Employee benefit services noninterest income for 2015 of $46.8 million was an increase of $3.1 million, or 7.1%, from the prior year level, benefiting from new and expanded customer relationships as well as additional service offerings.

●
Employee benefit services noninterest expenses for 2015 totaled $35.7 million.  This represented an increase from 2014 of $2.2 million, or 6.7%, and was attributable to the additional resources needed to support a higher revenue base.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)
●
Wealth management and insurance services noninterest income for 2015 was $21.0 million, an increase of $2.3 million, or 12.5%, from the prior year level.  The increase was primarily due to the addition of OneGroup from the Oneida acquisition.

●
Wealth management and insurance services noninterest expenses of $14.8 million increased $1.8 million, or 13.4%, from 2014 primarily due to the addition of OneGroup and increased personnel costs associated with growth initiatives.

27 of 105

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2015	2014	2013
Return on average assets	1.17%	1.23%	1.09%
Return on average equity	8.87%	9.65%	9.04%
Dividend payout ratio	55.5%	51.6%	56.0%
Average equity to average assets	13.16%	12.75%	12.11%

As displayed in Table 2, both the return on average assets and the return on average equity ratios decreased in 2015 as compared to 2014.  The decreases in return on average assets and return on average equity were the result of a decrease in net income, due primarily to acquisition charges related to the Oneida transaction, while both average assets and average equity increased.  Both return ratios increased in 2014 as compared to 2013.  The increase in return on average assets was the result of a significant increase in net income accomplished without a significant additional investment in assets.  The increase in return on average equity was the result of the increase in net income outpacing the increase in average shareholders’ equity.

The dividend payout ratio for 2015 increased 3.9 percentage points from 2014 as net income decreased slightly from 2014 while dividends declared increased 7.5%, as a result of a 5.2% increase in the dividends declared per share in addition to an increase in the shares outstanding due to the shares issued in conjunction with the employee stock plan during 2015 and 2014 and the Oneida transaction. The dividend payout ratio for 2014 decreased 4.4 percentage points from 2013 as net income increased at a 15.9% rate from 2013 while dividends declared increased at a slower 6.8% rate, resulting from a 5.5% increase in the dividends declared per share and additional shares issued in conjunction with the employee stock plan.

The average equity to average assets ratio continued to increase as the growth in common shareholders’ equity outpaced the growth in assets.  During 2015 average equity increased at a rate of 8.6% while average assets increased at a rate of 5.3%, while the year 2014 saw average equity rise 8.5% and average assets grew 3.1% in comparison to 2013.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans, investments and interest-bearing cash) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $260.8 million in 2015, up $0.9 million, or 0.3%, from the prior year.  This is a result of a $348.4 million, or 5.2%, increase in average interest-earning assets and a two basis point decrease in the average rate on interest-bearing liabilities, partially offset by a 20 basis point decline in the average yield on interest-earning assets and a $187.1 million increase in average interest-bearing liabilities.  As reflected in Table 4, the favorable impacts of the lower rate on interest-bearing liabilities ($1.0 million) and the increase in interest-earning assets ($13.9 million) were partially offset by a $13.6 million unfavorable impact from the decrease in the yield on interest-earning assets and the increase in interest-bearing liabilities ($0.4 million).

The 2015 net interest margin decreased 18 basis points to 3.73% from the 3.91% reported in 2014.  This result was attributable to the 20 basis point decrease in earning-asset yield, partially offset by the two basis point decrease in the cost of interest-bearing liabilities.  The yield on loans decreased seven basis points in 2015 to 4.42% from 4.49% in 2014, due to new loan volume carrying lower yields in the current low-rate environment than the loans maturing or being prepaid, a proportionally higher mix of shorter term adjustable rate business loans, as well as promotional rates and shorter blended maturity terms on new originations or fixed rate home equity loans.  The yield on investments, including cash equivalents, decreased from 3.42% in 2014 to 3.05% in 2015.  This is reflective of the purchase of lower-yielding Treasury securities at various times throughout the last 24 months, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.21% during 2015 as compared to 0.23% for 2014.  The decreased rate primarily reflects the larger proportion of funding being provided by lower-rate overnight borrowings.  Additionally, the proportion of customer deposits in higher cost time and money market deposits declined 2.5 percentage points in 2015, while the percentage of deposits in non-interest bearing and lower cost checking and savings accounts correspondingly increased.

28 of 105

The net interest margin in 2014 was consistent with the 3.91% in 2013.  This was the result of a 23 basis point decrease in earning-asset yields, offset by a 28 basis point decrease in the cost of interest-bearing liabilities and a $173.0 million increase in average interest-earning assets.  The yield on loans decreased 29 basis points in 2014 to 4.49% from 4.78% in 2013, due to new loan volume carrying lower yields in the current low-rate environment than the loans maturing or being prepaid, as well as certain adjustable rate loans re-pricing downward.  The yield on investments, including cash equivalents, decreased from 3.58% in 2013 to 3.42% in 2014.  This is reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s collateralized debt obligation (“CDO”) portfolio and certain Treasury securities at the end of 2013 and the purchase of lower-yielding Treasury securities at various times throughout the last 24 months.  The cost of interest-bearing liabilities decreased to 0.23% during 2014 as compared to 0.51% for 2013.  The decreased rate reflects the extinguishment of the higher rate FHLB borrowings in 2013 resulting in the use of lower rate overnight borrowings to cover current liquidity needs, as well as continued disciplined deposit pricing, whereby interest rates on essentially all deposit account categories were lowered throughout 2013 and 2014 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits declined 2.4 percentage points in 2014, while the percentage of deposits in non-interest bearing and lower cost checking accounts correspondingly increased.

As shown in Table 3, total FTE-basis interest income increased by $0.3 million, or 0.1%, in 2015 in comparison to 2014. Table 4 indicates that a higher average earning-asset balance created $13.9 million of incremental interest income.  As mentioned previously, this was mostly offset by a lower average yield on earning assets that had a negative impact of $13.6 million.  Average loans increased a total of $131.3 million, or 3.2%, in 2015, a result of organic and acquired growth in all loan portfolios, with the Oneida acquisition accounting for $24.9 million of the total growth.  FTE-basis loan interest income and fees increased $2.8 million, or 1.5%, in 2015 as compared to 2014, attributable to the higher average balances, partially offset by a seven basis point decrease in loan yields.

Investment interest income (FTE basis) in 2015 was $2.5 million, or 2.9%, lower than the prior year as a result of a 37 basis point decrease in the average investment yield from 3.42% to 3.05% and changes in the state tax structures. These were partially offset by a $217.2 million, or 8.7%, higher average book basis balance (including cash equivalents) for 2015 versus the prior year that was driven by investment purchases made in the first half of the year in anticipation of liquidity to be received from the Oneida acquisition.  During 2015, market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower interest rates.  The investments purchased during 2015 had a weighted average yield of 2.46%.

Total interest income decreased by $7.5 million, or 2.7%, in 2014 from 2013’s level.  Table 4 indicates that a lower average yield on earning assets had a negative impact of $14.8 million.  This was partially offset by a higher average earning-asset balance that created $7.3 million of incremental interest income.  Average loans increased a total of $202.3 million in 2014, the result of organic growth in the consumer indirect, business lending, consumer direct, and consumer mortgage portfolios, partially offset by a small decline in the home equity loan portfolio.  FTE-basis loan interest income and fees decreased $2.4 million, or 1.3%, in 2014 as compared to 2013, attributable to the 29 basis point decrease in loan yields, partially offset by higher average balances.  On an FTE basis, investment interest income, including interest on average cash equivalents, of $85.0 million in 2014, was $5.0 million, or 5.6%, lower than the prior year as a result of a 16 basis point decrease in the yield as well as a decline in the size of the portfolio.  Average investments for 2014, including cash equivalents, were $29.3 million lower than 2013, reflective of the balance sheet restructuring program completed in the first half of 2013 and the sale of the Company’s CDO portfolio and certain Treasury securities at the end of 2013, partially offset by the purchase of Treasury securities at various times throughout the last 24 months.

Total interest expense decreased by $0.6 million, or 5.0%, to $11.2 million in 2015.  As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in decreasing interest expense by $1.0 million, while higher external borrowing balances accounted for $0.4 million more interest expense.  Interest expense as a percentage of average earning assets for 2015 decreased two basis points to 0.16%.  The rate on interest-bearing deposits decreased two basis points to 0.15% as rates have declined or held steady in all interest-bearing categories throughout 2015 and 2014, as well as the change in deposit mix to a lower proportion of time deposit products.  The rate on external borrowings decreased seven basis points to 0.82% in 2015 primarily due to lower-rate FHLB overnight borrowings being a larger proportion of the balance.  Total average funding (deposits and borrowings) in 2015 increased $289.9 million, or 4.6%.  Average deposits increased $181.5 million, of which approximately $53.1 million was attributable to the Oneida acquisition, with the remaining $128.4 million attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers' unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $288.8 million, while time deposits declined $107.3 million year-over-year.  Average external borrowings increased $108.4 million in 2015 as compared to the prior year, reflective of the funding of the pre-investment of expected liquidity from the Oneida acquisition.

29 of 105

Total interest expense decreased by $14.3 million to $11.8 million in 2014 as compared to 2013.  Lower interest rates on deposits and external borrowing balances resulted in nearly all of this decrease, while lower external borrowing balances were offset by higher deposit balances.  Interest expense as a percentage of average earning assets decreased by 22 basis points to 0.18%.  The rate on interest-bearing deposits decreased seven basis points to 0.17% due to the reduction of rates in all interest-bearing categories throughout 2013 and 2014 and the change in deposit mix with a lower proportion of time deposits products.  The rate on external borrowings decreased 181 basis points to 0.89% in 2014 primarily due to the balance sheet restructuring undertaken in the first half of 2013 that retired $501.6 million of higher rate FHLB borrowings and by the initiative in the second and third quarter of 2013 to use lower rate short-term borrowings to pre-invest a portion of the liquidity expected from the branch acquisition in the fourth quarter of 2013, and to fund additional liquidity needs in 2014.  In 2014, total average funding increased $126.2 million or 2.0%.  Average deposits increased $287.9 million, of which approximately $240.9 million was attributable to the B of A branch acquisition while the remaining $47.0 million was attributable to organic deposit growth.  Average core deposit balances increased $383.0 million, while time deposits declined $95.1 million year-over-year.  Average external borrowings decreased $161.7 million in 2014 as compared to the prior year, reflective of a full year of the effects of the restructuring program undertaken during the first half of 2013, as well as borrowings being replaced by the net liquidity provided by the branch acquisition in December 2013.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2015, 2014 and 2013.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.3% in 2015, 38.7% in 2014 and 39.1% in 2013.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$13,543	$32	0.23%	$9,701	$21	0.21%	$62,584	$159	0.25%
Taxable investment securities (1)	2,071,095	53,282	2.57%	1,834,430	52,268	2.85%	1,806,137	56,646	3.14%
Nontaxable investment securities (1)	617,418	29,205	4.73%	640,737	32,737	5.11%	645,464	33,242	5.15%
Loans (net of unearned discount)(2)	4,288,091	189,507	4.42%	4,156,840	186,727	4.49%	3,954,515	189,172	4.78%
Total interest-earning assets	6,990,147	272,026	3.89%	6,641,708	271,753	4.09%	6,468,700	279,219	4.32%
Noninterest-earning assets	824,417			782,195			732,347
Total assets	$7,814,564			$7,423,903			$7,201,047

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$4,053,761	3,598	0.09%	$3,867,818	3,614	0.09%	$3,614,722	3,773	0.10%
Time deposits	737,734	3,373	0.46%	845,035	4,576	0.54%	940,095	6,959	0.74%
Borrowings	513,827	4,231	0.82%	405,411	3,602	0.89%	567,079	15,333	2.70%
Total interest-bearing liabilities	5,305,322	11,202	0.21%	5,118,264	11,792	0.23%	5,121,896	26,065	0.51%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,352,683			1,249,807			1,119,935
Other liabilities	128,521			109,206			86,920
Shareholders' equity	1,028,038			946,626			872,296
Total liabilities and shareholders' equity	$7,814,564			$7,423,903			$7,201,047

Net interest earnings		$260,824			$259,961			$253,154

Net interest spread			3.68%			3.86%			3.81%
Net interest margin on interest-earning assets			3.73%			3.91%			3.91%

Fully tax-equivalent adjustment		$12,404			$15,533			$15,060

(1) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’
equity and deferred taxes.
(2) Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

30 of 105

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$9	$2	$11	($115)	($23)	($138)
Taxable investment securities	6,369	(5,355)	1,014	875	(5,253)	(4,378)
Nontaxable investment securities	(1,162)	(2,370)	(3,532)	(243)	(262)	(505)
Loans (net of unearned discount)	5,833	(3,053)	2,780	9,410	(11,855)	(2,445)
Total interest-earning assets (2)	13,897	(13,624)	273	7,336	(14,802)	(7,466)

Interest paid on:
Interest checking, savings and money market deposits	170	(186)	(16)	253	(412)	(159)
Time deposits	(540)	(663)	(1,203)	(652)	(1,731)	(2,383)
Borrowings	925	(296)	629	(3,496)	(8,235)	(11,731)
Total interest-bearing liabilities (2)	420	(1,010)	(590)	(18)	(14,255)	(14,273)

Net interest earnings (2)	$13,302	($12,439)	$863	$6,772	$35	$6,807

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); and 3) wealth management and insurance services, comprised of trust services (performed by the personal trust unit within CBNA), broker-dealer investment services (performed by CISI, OWM, and Carta Group), insurance products (performed by OneGroup and CBNA Insurance), and investment advisory services (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2015	2014	2013
Employee benefit services	$45,388	$42,580	$38,596
Deposit service charges and fees	28,087	29,379	28,595
Electronic banking	22,263	21,156	18,480
Wealth management and insurance services	20,208	17,870	15,550
Other banking revenues	5,656	6,576	5,854
Mortgage banking	1,701	1,459	1,673
Subtotal	123,303	119,020	108,748
(Loss)/gain on sales of investment securities, net	(4)	0	80,768
Loss on debt extinguishments	0	0	(87,336)
Total noninterest income	$123,299	$119,020	$102,180

Noninterest income/operating income (FTE basis) (1)	32.1%	31.4%	30.0%

(1) For purposes of this ratio noninterest income excludes (loss)/gain on sales of investment securities and loss on debt extinguishments. Operating income is defined as net interest income on a fully-tax equivalent basis, plus noninterest income, excluding gain on sales of investment securities and loss on debt extinguishments.

31 of 105

As displayed in Table 5, total noninterest income, excluding security losses, increased by $4.3 million, or 3.6%, to $123.3 million in 2015 as compared to 2014, comprised of growth in revenue from the Company’s financial services businesses and increased debit card-related income, partially offset by lower banking fees due to the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.  Noninterest income, excluding security gains and losses and debt extinguishments costs, of $119.0 million for 2014 increased $10.3 million, or 9.4%, from 2013.  The increase was a result of growth in revenue from the Company’s financial services businesses, increased debit card-related income, and higher banking fees due to the B of A branch acquisition.

Noninterest income as a percent of operating income (FTE basis) was 32.1% in 2015, up 0.7 percentage points from the prior year.  The current year increase was due to the 3.6% increase in noninterest income mentioned above, while net interest income (FTE basis) increased at a lower rate of 0.3%.  The increase in this ratio from 2013 to 2014 of 1.4 percentage points was driven by a 9.4% increase in noninterest income, primarily the result of solid organic growth in the financial services businesses and strong growth in debit card-related income, while net interest income increased at a smaller rate of 2.7%.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services generally provided through the branch network and electronic banking channels, which amounted to $56.0 million in 2015, down $1.1 million, or 1.9%, from the prior year.  The decrease was driven by the continuing trend of lower utilization of overdraft protection programs and other deposit-related services as well as smaller annual dividends from retail insurance programs that more than offset the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue.  Electronic banking revenue grew $1.1 million due in large part to a continued concerted effort to increase the penetration and utilization of consumer debit and credit cards.  Fees from general banking services were $57.1 million in 2014, up $4.2 million, or 7.9%, from 2013.  The increase was due to the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue and the annual dividend from retail insurance programs that more than offset the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees, and other mortgage loan-related fee income earned on sold consumer mortgages.  In 2015, mortgage banking revenue increased $0.2 million from the revenue generated in 2014, which was down $0.2 million from 2013.  Included in 2013’s mortgage banking revenue is a net impairment recovery of $0.4 million for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily the Federal National Mortgage Association (“Fannie Mae”), in 2015 totaled $35.5 million as compared to $25.7 million and $25.2 million during 2014 and 2013, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2015 and 2014 totaled $0.9 million and $1.0 million, respectively.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

As disclosed in Table 5, noninterest income from financial services (revenues from employee benefit services and wealth management and insurance services) increased $5.1 million, or 8.5%, in 2015 to $65.6 million.  In 2015, financial services revenue accounted for 53% of total noninterest income, excluding net losses on the sale of investment securities as compared to 51% in 2014.  Employee benefit services generated revenue of $45.4 million in 2015 that included growth of $2.8 million, or 6.6%, driven by a combination of new client generation and expanded service offerings.  Employee benefit services revenue in 2014 was $4.0 million higher than 2013’s results, primarily driven by a combination of new client generation, expanded service offerings, the EBS-RMSCO acquisition, and an increase in asset-based revenue.

Wealth management and insurance services revenue increased $2.3 million, or 13.1%, in 2015 primarily from the acquisition of OneGroup which increased insurance-related revenues by $1.9 million. CISI revenue increased $0.3 million with $0.6 million coming from the 2015 additions of OWM and Carta Group. Nottingham revenue increased $0.2 million, and personal trust revenue decreased $0.1 million. The improved revenue generation of the wealth management services was mostly reflective of additional resources and customers from both organic and acquired growth initiatives.  Wealth management services revenue in 2014 increased $2.3 million, or 14.9%, as compared to 2013.  Personal trust revenue increased $0.4 million, CISI revenue increased $1.6 million, Nottingham revenue increased $0.3 million, and CBNA Insurance revenue increased a nominal amount. The improved revenue generation of the wealth management services was driven by solid organic growth in trust, investment product sales and asset advisory services, as well as favorable market conditions.

32 of 105

Assets under administration decreased $0.1 billion for the employee benefit services segment in 2015 as compared to 2014 due to lower equity market valuations.  Assets under management increased $0.9 billion for the wealth management businesses at year end 2015 as compared to one year earlier due to the addition of OWM and new client assets. Assets under administration within the Company’s employee benefit services segment increased $2.1 billion to $18.2 billion at the end of 2014 from $16.1 billion at year-end 2013, primarily as a result of additions to the collective investment fund administration business and higher equity market valuations.  Assets under management with the Company’s wealth management services segment increased $0.2 billion to $3.6 billion at the end of 2014 from $3.4 billion at year-end 2013 due to market-driven gains in equity-based assets and the addition of new client assets.

In December 2015, the Company sold $221.1 million of investment securities that were part of the Oneida acquisition, realizing a nominal amount of loss.  There were no sales of investments or debt extinguishments in 2014.  In the first half of 2013, the Company sold $648.7 million of investment securities, realizing $63.8 million of gains, and utilized the proceeds to retire FHLB borrowings of $501.6 million with $63.5 million of early extinguishment costs.  In late December 2013, in response to the uncertainties created by the announcement of the final regulations implementing the Volcker Rule, the Company sold its entire portfolio of bank CDOs, recognizing a $15.4 million loss on the sale.  In conjunction with the CDOs, the Company also extinguished $226 million of FHLB advances with $23.8 million of early extinguishment costs and sold $418 million of U.S. Treasury securities previously classified as held-to-maturity, realizing $32.4 million of gains.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $233.1 million in 2015 were $6.5 million, or 2.9%, higher than 2014 and include non-recurring acquisition expenses as well as incremental operating expenses from the Oneida acquisition.  Noninterest expenses in 2014 increased $5.3 million, or 2.4%, from 2013 to $226.6 million and included a litigation settlement charge of $2.8 million and non-recurring acquisition expenses of $0.1 million, as well as incremental operating expenses from the B of A branch acquisition.

Operating expenses (excluding acquisition expenses, litigation settlement charge and amortization of intangible assets) as a percent of average assets for 2015 was 2.85%, down ten basis points from 2.95% in 2014 and 13 basis points lower than 2.98% in 2013.  The decrease in this ratio for 2015 was due to a 1.4% increase in operating expenses, primarily a result of expanded operations due to the Oneida acquisition, while average assets grew by 5.3% due to organic loan growth, investment purchases, and the Oneida acquisition.  The decrease in this ratio for 2014 was due to a 2.2% increase in operating expenses, primarily a result of expanded operations due to the B of A acquisition, while average assets grew by 3.1% due to organic loan growth.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, litigation settlement charge and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are correlated to higher operating efficiency.  In 2015, the efficiency ratio was equal to the 2014 ratio as the 1.4% increase in operating expenses, as defined above, was offset by a 1.4% increase in operating income, comprised of a 0.3% increase in net interest income and a 3.6% increase in noninterest income (excluding net securities losses).  The ratio for 2014 was 1.4 percentage points lower than the 59.3% ratio for 2013 due to a 2.2% increase in operating expenses, as defined above, being smaller than the 4.7% increase in operating income.  The increase in 2014 operating income was comprised of a 2.7% increase in net interest income and a 9.4% increase in noninterest income.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2015	2014	2013
Salaries and employee benefits	$126,356	$123,077	$121,629
Occupancy and equipment	27,593	27,948	27,045
Data processing and communications	30,430	29,294	27,186
Amortization of intangible assets	3,663	4,287	4,469
Legal and professional fees	6,813	7,247	7,008
Office supplies and postage	6,476	6,270	6,122
Business development and marketing	7,204	7,125	6,815
FDIC insurance premiums	3,962	3,899	3,829
Acquisition expenses and litigation settlement	7,037	2,923	2,181
Other	13,521	14,510	14,971
Total noninterest expenses	$233,055	$226,580	$221,255

Operating expenses(1) /average assets	2.85%	2.95%	2.98%
Efficiency ratio	57.9%	57.9%	59.3%

(1) Operating expenses are total noninterest expenses excluding acquisition expenses, litigation settlement charges and amortization of intangible assets.

33 of 105

Total salaries and employee benefits increased $3.3 million, or 2.7%, in 2015, due to the impact of annual merit increases as well as the addition of approximately 275 employees from the Oneida acquisition in December 2015 and higher pension costs, partially offset by lower incentive payments in 2015 based on the achievement of the Company’s annual business objectives.  Salaries and employee benefits increased $1.4 million, or 1.2%, in 2014 primarily due to the addition of approximately 40 employees as a result of the B of A acquisition in late 2013, as well as the impact of annual merit increases and higher incentive payments in 2014 based on the achievement of the Company’s annual business objectives, partially offset by lower pension-related costs.  Total full-time equivalent staff at the end of 2015 was 2,182 compared to 1,945 at December 31, 2014 and 1,987 at the end of 2013.

Retirement plan expense in 2015 increased $1.8 million due to higher levels of amortization of unrecognized losses, changes in actuarial assumptions, including a decrease in the discount rate from 5.0% to 4.5%, and increased participation in the Company’s 401(k) Plan.  Last year’s defined benefit retirement plan expense decreased $4.7 million from 2013 due to the strong asset performance and the increase in the actuarial assumption for liability discount rate from 3.4% to 5.0%.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges, decreased $0.9 million, or 0.9%, in 2015 as decreases in occupancy and equipment, amortization of intangible assets, legal and professional fees and other expenses were only partially offset by increases in data processing and communications and business development and marketing.  Excluding expenses related to the retail branches acquired from Oneida, non-personnel noninterest expenses as defined above declined $1.6 million as occupancy and equipment decreased $0.5 million, amortization of intangible assets decreased $0.9 million, legal and professional fees decreased $0.4 million and other expenses declined $0.8 million, partially offset by an increase in data processing and communications.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges increased $3.1 million, or 3.2%, in 2014, and reflects the additional cost of operating an expanded franchise due to the B of A branch acquisition completed in December 2013.  Data processing and communication expenses increased $2.1 million, or 7.8%, over 2013 levels, due to the higher volume of electronic transaction processing, as well as continued investments in Company-wide technology enhancements.  Business development and marketing increased $0.3 million, or 4.6%, in 2014 and reflects the Company’s commitment to expanding its exposure and strengthening its market share.

Acquisition expenses for 2015 totaled $7.0 million and were associated with the Oneida acquisition.  Acquisition expenses and litigation settlement charges totaled $2.9 million in 2014 comprised of $0.1 million of acquisition expenses related to the EBS-RMSCO acquisition and a $2.8 million litigation settlement charge pertaining to class action lawsuits involving the sufficiency of consumer notice requirements for certain of the Company’s collateral recovery activities.  The Company contested the allegations and asserted affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for the shareholders when measured against the risks and resources required for litigation.  Acquisition expenses for 2013 totaled $2.2 million and related primarily to the acquisition of the B of A branches.

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

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 73.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2015 was 31.0%, compared to 29.6% in 2014, reflective of higher proportional levels of income being generated from fully taxable sources and certain legislated changes to state tax rates and structures.  The effective tax rate for 2014 was six basis points higher than the 29.0% rate reported in 2013, reflective of larger proportional levels of income from fully taxable sources.

34 of 105

Shareholders’ Equity

Shareholders’ equity ended 2015 at $1.14 billion, up $152.7 million, or 15.5%, from one year earlier.  This increase reflects $102.2 million related to stock issued in connection with the Oneida acquisition, net income of $91.2 million, $9.8 million from the issuance of shares through employee stock plans, $16.6 million for treasury stock issued to the Company’s 401(k) benefit plan, and $4.2 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $50.6 million, an $11.5 million decrease in accumulated other comprehensive income, and treasury stock purchases of $9.1 million.  The change in other comprehensive income was comprised of a $6.9 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, due principally to the rise in long-term interest rates at the end of 2015, as well as a negative $4.6 million adjustment to the funded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2015 and 2014, shareholders’ equity rose by $164.2 million, or 17.2%.  Shares outstanding increased by 3.0 million during the year as 2.4 million were issued in conjunction with the Oneida acquisition and 0.9 million were added through employee stock plans, partially offset by 0.3 million that were repurchased as treasury shares.

Shareholders’ equity ended 2014 at $987.9 million, up $112.1 million, or 12.8%, from one year earlier.  This increase reflects net income generation of $91.4 million, a $57.3 million increase in accumulated other comprehensive income, $9.4 million from the issuance of shares through employee stock plans, and $4.0 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $47.1 million and net treasury share purchases of $2.8 million.  The change in other comprehensive income was comprised of a $66.8 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio) due principally to a decrease in long-term interest rates, partially offset by a negative $9.6 million adjustment to the funded status of the Company’s employee retirement plans due primarily to a decrease in the discount rate used to calculated the Company’s liability related to its pension obligations at December 31, 2014 to 4.5%.  These changes in accumulated other comprehensive income contributed to net comprehensive income of $148.6 million in 2014 as compared to a net comprehensive loss of $2.1 million in 2013.  Excluding accumulated other comprehensive income in both 2014 and 2013, capital rose by $54.8 million, or 6.1%.  Shares outstanding increased by 0.3 million during the year as shares issued from employee stock plan activity exceeded share repurchase activity.

The Company’s ratio of ending Tier 1 capital to adjusted quarterly average assets (or Tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 36 basis points to end the year at 10.32%.  This was the result of an 11.8% increase in Tier 1 capital, due primarily to the shares issued for the Oneida transaction and retention of net income, while fourth quarter average net assets (excludes investment market value adjustment, and a portion of intangible assets net of related deferred tax liabilities) increased at a slower 7.9% rate.  The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 8.59% at the end of 2015 versus 8.92% one year earlier.  The decrease was due to tangible assets increasing at a faster pace than tangible common shareholders’ equity, a result of acquired and organic asset growth, increasing faster than tangible capital, due in part to the intangible assets created as part of the Oneida transaction.  The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2015 of $50.6 million represented an increase of 7.5% over the prior year.  This growth was a result of the increase in outstanding shares as noted above and a $0.06 increase in dividends per share for the year. Dividends per share for 2015 of $1.22 represents a 5.2% increase from the $1.16 in 2014, a result of quarterly dividends per share being increased from $0.28 to $0.30 (a 7.1% increase) during the third quarter of 2014 and from $0.30 to $0.31 (a 3.3% increase) in the third quarter of 2015.  The 2015 increase in quarterly dividends marked the 23rd consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 55.5% compared to 51.6% in 2014, and 56.0% in 2013.  The dividend payout ratio increased during 2015 because dividends declared increased 7.5% while net income decreased at a 0.1% rate.  The payout ratio increased during 2014 because dividends declared increased 6.8% while net income increased 15.9%.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective.  The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

35 of 105

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB advances, of which $301 million was outstanding at December 31, 2015.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2015, the Bank had $153 million of cash and cash equivalents of which $22 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $984 million in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks at year end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2015, this ratio was 18.9% for 30-days and 18.8% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2015, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2015 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors and the Company’s ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

36 of 105

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2015 are summarized as follows:

Table 7: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2014	Additions	Amortization	Impairment	December 31, 2015
Banking Segment
Goodwill	$364,495	$74,557	$0	$0	$439,052
Core deposit intangibles	10,023	2,570	2,804	0	9,789
Total Banking Segment	374,518	77,127	2,804	0	448,841
Employee Benefit Services Segment
Goodwill	8,019	0	0	0	8,019
Other intangibles	1,407	194	515	0	1,086
Total Employee Benefit Services Segment	9,426	194	515	0	9,105
All Other Segment
Goodwill	2,660	13,521	0	0	16,181
Other intangibles	369	9,994	344	0	10,019
Total All Other Segment	3,029	23,515	344	0	26,200

Total	$386,973	$100,836	$3,663	$0	$484,146

Intangible assets at the end of 2015 totaled $484.1 million, an increase of $97.2 million from the prior year-end due to an additional $100.6 million of intangible assets arising from the Oneida acquisition and the purchase of other intangibles amounting to $0.2 million, partially offset by $3.7 million of amortization during the year.  Intangible assets consist of goodwill and the calculated value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2015 totaled $463.3 million, comprised of $439.1 million related to banking acquisitions and $24.2 million arising from the acquisition of financial services businesses.  Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2015 and 2014 and no adjustments were necessary for the banking or financial services businesses.  The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from eight to twenty years.  The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from seven to twelve years.

37 of 105

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2015	2014	2013	2012	2011
Consumer mortgage	$1,769,754	$1,613,384	$1,582,058	$1,448,415	$1,214,621
Business lending	1,497,271	1,262,484	1,260,364	1,233,944	1,226,439
Consumer indirect	935,760	833,968	740,002	647,518	556,955
Consumer direct	195,076	184,028	180,139	171,474	149,170
Home equity	403,514	342,342	346,520	364,225	323,840
Gross loans	4,801,375	4,236,206	4,109,083	3,865,576	3,471,025
Allowance for loan losses	(45,401)	(45,341)	(44,319)	(42,888)	(42,213)
Loans, net of allowance for loan losses	$4,755,974	$4,190,865	$4,064,764	$3,822,688	$3,428,812
Daily average of total gross loans	$4,288,091	$4,156,840	$3,954,515	$3,628,006	$3,355,286

As disclosed in Table 8 above, gross loans outstanding of $4.8 billion as of December 31, 2015 increased $565.2 million, or 13.3%, compared to December 31, 2014 as a result of organic and acquired growth in the all lending portfolios.  Excluding loans acquired from Oneida, loans increased $172.5 million, or 4.1% driven by improvement in customer demand, the continued low interest rate environment and proactive business development efforts.  Gross loans outstanding at December 31, 2014 of $4.2 billion increased $127.1 million, or 3.1%, compared to December 31, 2013 as a result of organic growth in the consumer mortgage, consumer indirect and direct, and business lending portfolios and was attributable to the low interest rate environment and continued business development efforts, partially offset by the continued soft demand for home equity loans.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2010 and 2015 was 9.7%, comprised of approximately 4.5% of organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the consumer indirect and direct segment, which grew at a 12.0% CAGR.  The consumer mortgage portfolio grew at a compounded annual growth rate of 10.9% from 2010 to 2015.  The business lending segment grew at a CAGR of 7.9% driven in most part by acquisitions during the five year period.  The home equity lending segment grew at a compounded annual growth rate of 5.8% from 2010 to 2015, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 69% of loans outstanding at the end of 2015 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2015: commercial real estate (24%), restaurant & lodging (12%), healthcare (11%), general services (9%), retail trade (8%), agriculture (7%), manufacturing (6%), construction (5%), wholesale trade (5%) and motor vehicle and parts dealers (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 9%.

The consumer mortgage loans include no exposure to Alt-A or other higher-risk mortgage products and are comprised of fixed (96%) and adjustable rate (4%) residential lending.  Volume in this portion of the Company’s loan portfolio has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgages increased $156.4 million, or 9.7%, in 2015 and does not include $35.5 million of longer-term, fixed-rate residential mortgages that Company originated and sold, principally to Fannie Mae.  Excluding loans acquired in the Oneida transaction, the consumer mortgage portfolio grew $25.8 million, or 1.6%.  The portfolio grew $31.3 million, or 2.0% in 2014, which does not include $25.7 million of longer-term, fixed-rate residential mortgages that Company originated and sold, principally to Fannie Mae last year.  The Company’s solid performance is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders have restricted their lending activities in many of the Company’s markets.  Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage generation.

38 of 105

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property, is characterized as the Company’s business lending activity.  The business lending portfolio increased $234.8 million, or 18.6%, in 2015.  Excluding loans from the Oneida acquisition, the portfolio grew $83.7 million, or 6.6% in 2015.  The Company is committed to generating growth in its business portfolio in a manner that adheres to its linked goals of maintaining strong asset quality and producing profitable margins.  The Company continued to invest in additional personnel, technology, and business development resources to further enhance its capabilities in this important product category which translated into the strong growth realized during the year.  The portfolio ended 2014 $2.1 million, or 0.2%, larger than it ended 2013, as generating organic growth in this segment proved challenging as tepid customer demand and highly competitive market conditions have resulted in aggressive underwriting and, at times, undisciplined pricing by competition.  Competition in the mid-market segment is being driven by increased activity by money center bank and non-bank lenders.  Continued expansion of business service offerings by credit unions and niche non-bank lenders is driving less stringent underwriting in the small market segment.  Further, the Company productively managed payout of certain loan relationships that did not provide an appropriate risk adjusted return.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2015:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$177,923	$489,081	$787,717	$1,454,721
Real estate – construction	48,253	0	0	48,253
Total	$226,176	$489,081	$787,717	$1,502,974

Fixed interest rates	$31,347	$252,149	$145,524	$429,020
Floating or adjustable interest rates	194,829	236,932	642,193	1,073,954
Total	$226,176	$489,081	$787,717	$1,502,974

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $112.8 million, or 11.1%, from one year ago.  Excluding loans from the Oneida acquisition, the portfolio increased $54.3 million, or 5.3%.  In 2014 the portfolio increased $97.9 million, or 10.6%, from the year earlier period.  The volume of new and used vehicle sales to upper-tier credit profile customers in the Company’s primary markets has improved in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused declining indirect loan yields, particularly in the automobile segment.  Market predictions are for flat or slightly reduced volume levels but the Company will continue to seek opportunities for growth in our markets.

Home equity loans increased $61.2 million, or 17.9%, from the end of 2014, due primarily to the $52.5 million of loans acquired from Oneida.  Excluding those loans, the portfolio increased $8.7 million, or 2.5%, as mortgage refinance activity slowed and historically low rate offerings stimulated demand for the home equity product.  Home equity loans decreased $4.2 million, or 1.2%, during 2014, due primarily to home equity loans being paid off or down as part of the above average level of mortgage refinancing activity that occurred over the prior 12 months in the low rate environment.

39 of 105

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2015	2014	2013	2012	2011
Nonaccrual loans
Consumer mortgage	$12,790	$15,323	$12,560	$11,286	$6,520
Business lending	6,567	2,780	4,555	13,691	18,535
Consumer indirect	0	10	14	0	2
Consumer direct	15	20	4	8	0
Home equity	2,356	2,598	2,340	1,375	1,205
Total nonaccrual loans	21,728	20,731	19,473	26,360	26,262
Accruing loans 90+ days delinquent
Consumer mortgage	1,805	2,397	1,338	1,818	2,171
Business lending	126	350	164	247	399
Consumer indirect	102	82	755	73	32
Consumer direct	51	36	117	71	95
Home equity	111	241	181	539	393
Total accruing loans 90+ days delinquent	2,195	3,106	2,555	2,748	3,090
Nonperforming loans
Consumer mortgage	14,595	17,720	13,898	13,104	8,691
Business lending	6,693	3,130	4,719	13,938	18,934
Consumer indirect	102	92	769	73	34
Consumer direct	66	56	121	79	95
Home equity	2,467	2,839	2,521	1,914	1,598
Total nonperforming loans	23,923	23,837	22,028	29,108	29,352

Other real estate (OREO)	2,088	1,855	5,060	4,788	2,682
Total nonperforming assets	$26,011	$25,692	$27,088	$33,896	$32,034

Nonperforming loans / total loans	0.50%	0.56%	0.54%	0.75%	0.85%
Legacy nonperforming loans / legacy total loans	0.49%	0.52%	0.49%	0.71%	0.69%
Nonperforming assets / total loans and other real estate	0.54%	0.61%	0.66%	0.88%	0.92%
Delinquent loans (30 days old to nonaccruing) to total loans	1.16%	1.46%	1.49%	1.92%	1.99%
Loan loss provision to net charge-offs	101%	117%	122%	108%	94%
Legacy loan loss provision to net charge-offs (1)	86%	125%	134%	116%	86%

(1)Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due, and restructured loans, ended 2015 at $23.9 million, an increase of approximately $0.1 million from one year earlier.  The ratio of nonperforming loans to total loans at December 31, 2015 decreased six basis points from the prior year to 0.50%.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans at the end of 2015 was 0.49%, a decrease of three basis points from the prior year.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.54% at year-end 2015, down seven basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels throughout varying economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2015 OREO was comprised of four commercial real estate properties with a total value of $0.6 million and 27 residential properties with a total value of $1.5 million. This compares to four commercial real estate properties with a total value of $0.5 million and 29 residential properties with a total value of $1.4 million at December 31, 2014.

40 of 105

Approximately 61% of nonperforming loans at December 31, 2015 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally stabilized over the past few years.  However, the improved process efficiency and economic conditions as well as lower unemployment levels have positively impacted consumers, and have resulted in lower mortgage nonperforming levels in 2015.  Additionally, contributing to the higher level of nonperforming consumer mortgages in 2014 was the greater amount of time required to complete the consumer foreclosure process which was due to new regulatory requirements.  Approximately 28% of the nonperforming loans at December 31, 2015 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has increased primarily as a result of one large relationship.  Even with this increase, the level of nonperforming business loans is below the Company’s longer-term average results as a proportion of  total business loans and is due to general economic improvements, effective problem loan management, and maintenance of strict underwriting standards.  The remaining 11% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 190% at the end of 2015 compared to 190% at year-end 2014 and 201% at December 31, 2013, reflective of a slightly larger proportional increase in the level of nonperforming loans than in the allowance for loan losses.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 212% at the end of 2015, compared to 221% at year-end 2014 and 234% at December 31, 2013.

Members of senior management, special asset officers, and commercial bankers review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring the loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on at least a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized business loan portfolio on a monthly basis.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.16% of total loans outstanding, versus 1.46% at the end of 2014.  As of year-end 2015, delinquency ratios for commercial loans, consumer installment loans, real estate mortgages and home equity loans were 0.78%, 1.20%, 1.49%, and 1.04%, respectively, and reflected improvement over prior year levels.  These measures were 0.83%, 1.21%, 2.08%, and 1.55%, respectively, as of December 31, 2014.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period.  The average quarter-end delinquency ratio for total loans in 2015 was 1.16%, as compared to an average of 1.32% in 2014, and 1.50% in 2013, reflective of management’s continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has created very few TDRs.   Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of December 31, 2015, the Company had 55 loans totaling $1.9 million considered to be nonaccruing TDRs and 183 loans totaling $4.3 million considered to be accruing TDRs.  This compares to 68 loans totaling $2.8 million considered to be nonaccruing TDRs and 157 loans totaling $3.2 million considered to be accruing TDRs at December 31, 2014.

41 of 105

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2015	2014	2013	2012	2011

Allowance for loan losses at beginning of period	$45,341	$44,319	$42,888	$42,213	$42,510
Charge-offs:
Consumer mortgage	1,374	1,075	1,012	1,004	748
Business lending	2,249	1,596	3,671	5,654	2,964
Consumer indirect	6,714	6,784	4,544	5,407	4,464
Consumer direct	1,490	1,595	1,954	1,694	1,273
Home equity	244	765	650	423	265
Total charge-offs	12,071	11,815	11,831	14,182	9,714
Recoveries:
Consumer mortgage	80	205	36	59	30
Business lending	877	750	692	1,295	692
Consumer indirect	3,943	3,773	3,488	3,551	3,200
Consumer direct	722	846	1,034	821	674
Home equity	62	85	20	23	85
Total recoveries	5,684	5,659	5,270	5,749	4,681

Net charge-offs	6,387	6,156	6,561	8,433	5,033
Provision for loan losses	6,349	7,497	7,358	8,715	4,350
Provision for acquired impaired loans	98	(319)	634	393	386

Allowance for loan losses at end of period	$45,401	$45,341	$44,319	$42,888	$42,213

Allowance for loan losses / total loans	0.95%	1.07%	1.08%	1.11%	1.22%
Allowance for legacy loan losses / total legacy loans (1)	1.05%	1.14%	1.15%	1.21%	1.36%
Allowance for loan losses / nonperforming loans	190%	190%	201%	147%	144%
Allowance for legacy loans / nonperforming legacy loans (1)	212%	221%	234%	171%	197%
Net charge-offs to average loans outstanding:
Consumer mortgage	0.08%	0.05%	0.06%	0.07%	0.06%
Business lending	0.11%	0.07%	0.24%	0.36%	0.19%
Consumer indirect	0.33%	0.38%	0.16%	0.31%	0.24%
Consumer direct	0.41%	0.40%	0.52%	0.54%	0.39%
Home equity	0.05%	0.20%	0.18%	0.12%	0.06%
Total loans	0.15%	0.15%	0.17%	0.23%	0.15%

(1)Legacy loans exclude loans acquired after January 1, 2009.

As displayed in Table 11 above, total net charge-offs in 2015 were $6.4 million, $0.2 million more than the prior year due to higher net charge-offs in the business lending, consumer mortgage, and consumer direct portfolios, partially offset by lower levels of net charge-offs in the consumer indirect and home equity portfolios.  Net charge-offs in 2014 were $0.4 million lower than 2013’s level, due to lower net charge-offs in the business lending, consumer mortgage, and consumer direct portfolios, partially offset by higher levels of net charge-offs in the consumer indirect and home equity portfolios.

Due to the significant increases in average loan balances over time as a result of acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends.  The total net charge-off ratio of 0.15% for 2015 held steady from 2014 and was two basis points lower than 2013.  Gross charge-offs as a percentage of average loans was 0.28% in 2015, as compared to 0.28% in 2014, and 0.30% in 2013, evidence management’s continued focus on maintaining strict underwriting standards.  Continued strong recovery efforts were demonstrated by recoveries of $5.7 million in 2015, representing 48% of average gross charge-offs for the latest two years, compared to 48% in 2014 and 41% in 2013.

42 of 105

Business loan net charge-offs increased in 2015, totaling $1.4 million, or 0.11% of average business loans outstanding versus $0.8 million, or 0.07% of the average outstanding balance in 2014, primarily due to the partial charge-off of one large commercial relationship in the fourth quarter of 2015.  Consumer installment loan net charge-offs decreased to $3.5 million this year from $3.8 million in 2014, with a net charge-off ratio of 0.34% in 2015 and 0.38% in 2014.  This is reflective of the nearly 23% growth in balances since the end of 2013 as well as lower levels of gross charge-offs of consumer installment loans in 2015 as compared to 2014 partially offset by lower market resale valuations that hindered consumer installment recovery efforts.  The dollar amount of consumer mortgage net charge-offs increased $0.4 million in 2015, with the net charge-off ratio increasing three basis points to 0.08%.  Home equity net charge-offs decreased $0.5 million to $0.2 million in 2015 while the net charge-off ratio decreased 15 basis points to 0.05%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the allowance for loan losses adequacy on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay.  Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: consumer mortgage, business lending, consumer indirect, consumer direct, and home equity.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan category (business loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.

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

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cashflows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the year ended December 31, 2015, the allowance for loan losses related to the acquired impaired portfolio remained consistent with the prior year-end.  During the year ended December 31, 2014, the Company reversed $0.3 million of its provision for loan losses related to acquired impaired loans as the value received at closure for certain loans was greater than the value they were being carried on the books.  In 2013, an additional $0.6 million of provision for loan losses related to the acquired impaired loans was recorded.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  For the 2015, year the Company recorded a provision for loan losses on acquired non-impaired loans of $1.0 million, primarily for the Oneida commercial portfolio where the net fair value of the pool was deemed greater than its par value at acquisition.  During 2014 and 2013, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.6 million and $0.3 million, respectively.

43 of 105

The allowance for loan losses increased to $45.4 million at the end 2015 from $45.3 million as of year-end of 2014.  The $0.1 million increase was primarily due to both organic and acquired loan growth, partially offset by improved credit quality within the legacy portfolios.  The allowance for legacy loan losses decreased $1.5 million as growth in the loan portfolio was more than offset by the improved credit quality of the portfolio.  The ratio of the allowance for loan losses to total loans decreased 12 basis point to 0.95% for year-end 2015 as compared to 1.07% for 2014 and 1.08% for 2013, primarily due to improved credit quality and the Oneida acquisition.  The ratio of allowance for legacy loan losses to total legacy loans decreased nine basis points to 1.05% for 2015 as compared 2014.  Management believes the year-end 2015 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $5.3 million in 2015, was $1.5 million less than the prior year, and reflects management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.15% in 2015 as compared to 0.17% in 2014 and 0.20% in 2013.  The loan loss provision was 101% of net charge-offs this year versus 117% in 2014 and 122% in 2013, reflective of the assessed risk in the overall portfolio.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the end of the years indicated, as well as the proportional share each category is to total loans.  This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 12: Allowance for Loan Losses by Loan Type

	2015		2014		2013		2012		2011
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$10,198	36.8%	$10,286	38.1%	$8,994	38.5%	$7,070	37.5%	$4,651	35.0%
Business lending	15,749	31.0%	15,787	29.7%	17,507	30.5%	18,013	31.6%	20,574	34.8%
Consumer indirect	12,422	19.5%	11,544	19.7%	10,248	18.0%	9,606	16.7%	8,960	16.1%
Consumer direct	2,997	4.1%	3,083	4.3%	3,181	4.4%	3,303	4.4%	3,290	4.3%
Home equity	2,666	8.4%	2,701	8.1%	1,830	8.4%	1,451	9.4%	1,130	9.3%
Acquired impaired loans	168	0.2%	173	0.1%	530	0.2%	779	0.4%	386	0.5%
Unallocated	1,201		1,767		2,029		2,666		3,222
Total	$45,401	100.0%	$45,341	100.0%	$44,319	100.0%	$42,888	100.0%	$42,213	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio that is not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $2.0 million at year-end 2013 to $1.8 million at year-end 2014 to $1.2 million at December 31, 2015.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance for loan loss is general in nature and is available to absorb losses from any loan category.

44 of 105

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

Table 13: Average Deposits

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$1,352,683	0.00%	$1,249,807	0.00%	$1,119,935	0.00%
Interest checking deposits	1,429,450	0.03%	1,334,745	0.03%	1,206,242	0.03%
Regular savings deposits	1,106,127	0.08%	1,039,173	0.08%	982,519	0.10%
Money market deposits	1,518,184	0.15%	1,493,900	0.16%	1,425,961	0.17%
Time deposits	737,734	0.46%	845,035	0.54%	940,095	0.74%
Total deposits	$6,144,178	0.11%	$5,962,660	0.14%	$5,674,752	0.19%

As displayed in Table 13, average total deposits in 2015 increased $181.5 million, or 3.0%, from the prior year comprised of a $288.8 million, or 5.6%, increase in core deposits, and a $107.3 million, or 12.7%, decrease in time deposits.  Excluding the impact of the Oneida acquisition, average deposits increased $128.4 million, or 2.2%, as compared to 2014.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average non-acquired, non-time (“core”) deposit balances grew $244.9 million, or 4.8%, as compared to 2014 while non-acquired time deposits balances declined $116.6 million, or 13.8%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment and helped lower the cost of deposits, including the impact of non-interest checking deposits, to 0.11% in 2015 as compared to 0.14% for 2014.

Total average deposits for 2014 equaled $5.96 billion, up $287.9 million, or 5.1%, from 2013.  Excluding the impact of the 2013 branch acquisition, average deposits increased $47.0 million, or 0.8%, as compared to 2013.  Core deposit balances grew $200.7 million, or 4.2%, as compared to 2013 while non-acquired time deposit balances declined $153.7 million, or 16.4%.  The cost of deposits, including the impact of non-interest checking deposits, decreased to 0.14% in 2014 as compared to 0.19% for 2013.

Nonpublic, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2015 with an average balance of $5.45 billion, an increase of $72.6 million, or 1.4%, over the comparable 2014 period.  Excluding the impact of the 2015 Oneida acquisition, average nonpublic deposits increased $33.1 million during 2015.

Full-year average public fund deposits increased $108.9 million, or 18.6%, during 2015 to $695.8 million.  Excluding the impact of the Oneida acquisition, average public fund deposits increased $95.3 million, or 16.2%, during 2015.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of external borrowings and thus prices these products based on external borrowing rates.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits’ weighting has decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers’ preference for unrestricted accounts in the current low rate environment.  The average balance for time deposit accounts decreased from 14.2% of total average deposits in 2014 to 12.0% of total average deposits for 2015.  Correspondingly, average core deposit balances have increased from 85.8% in 2014 to 88.0% in 2015.  This shift in mix, combined with lower average offered interest rates caused the cost of interest-bearing deposits to decline to 0.15% in 2015, as compared to 0.17% in 2014 and 0.24% in 2013.  The total cost of deposit funding, which includes noninterest-bearing deposits, also declined in 2015 to 0.11%, versus 0.14% in 2014, benefiting from the 8.2% increase in non-interest bearing checking average balances.

45 of 105

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000's omitted)	2015	2014
Less than three months	$18,970	$9,395
Three months to six months	11,147	6,534
Six months to one year	17,212	7,358
Over one year	8,101	8,717
Total	$55,430	$32,004

Borrowing sources for the Company include the FHLB and Federal Reserve, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $102.1 million in floating-rate subordinated debt outstanding at the end of 2015 that is held by unconsolidated subsidiary trusts.

As shown in Table 15, year-end 2015 external borrowings totaled $403.4 million, a decrease of $36.7 million from the $440.1 million outstanding at the end of 2014.  Overnight advances from the FHLB were used to fund the purchase of investment securities and cover other liquidity needs during 2015 and 2014.  External borrowings averaged $513.8 million, or 7.7% of total funding sources for 2015, as compared to $405.4 million, or 6.4% of total funding sources for 2014.  This ratio increased as the Company utilized FHLB overnight advances during 2015 to fund the pre-investment during the first half of 2015 of the liquidity expected to be received from the Oneida acquisition.  As shown in Table 15 at the end of 2015, the Company had $301.3 million, or 75% of external borrowings, with remaining terms of one year or less as compared to 77% of external borrowings maturing within one year at December 31, 2014.

As displayed in Table 3 on page 30, after years of proportionally more funding from deposits, the percentage of funding from deposits declined in 2015 due to borrowings used to fund pre-investment activity conducted early in the year, most of which was paid down after the acquisition was completed.  The percentage of average funding derived from deposits was 92.3% in 2015 as compared to 93.6% in 2014 and 90.9% in 2013.  During 2015, average borrowings increased 26.7% while average deposits increased 3.0%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2015	2014	2013
FHLB overnight advance	$301,300	$338,000	$141,900
Capital lease obligation	0	0	13
Subordinated debt held by unconsolidated subsidiary trusts	102,146	102,122	102,097
Balance at end of period	$403,446	$440,122	$244,010

Daily average during the year	$513,827	$405,411	$567,079
Maximum month-end balance	$701,338	$521,211	$830,099
Weighted-average rate during the year	0.82%	0.89%	2.70%
Weighted-average year-end rate	1.05%	0.79%	1.22%

The following table shows the contractual maturities of various obligations as of December 31, 2015:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
FHLB overnight advance	$301,300	$0	$0	$0	$301,300
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,527	102,527
Interest on borrowings	2,674	5,314	5,314	39,757	53,059
Operating leases	6,323	10,390	5,799	7,200	29,712
Total	$310,297	$15,704	$11,113	$149,484	$486,598

46 of 105

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies.  Collateral may be required based on management’s assessment of the customer’s creditworthiness.  The fair value of these commitments is immaterial for disclosure.

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2015	2014
Commitments to extend credit	$811,442	$733,827
Standby letters of credit	19,053	23,916
Total	$830,495	$757,743

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

The carrying value of the Company’s investment portfolio ended 2015 at $2.85 billion, an increase of $335.0 million, or 13.3%, from the end of 2014.  The book value (excluding unrealized gains and losses) of the portfolio increased $344.4 million from December 31, 2014 while the unrealized holding gain on the available-for-sale securities decreased $9.2 million.  During 2015, the Company purchased $398.2 million of U.S. Treasury and agency securities at an average yield of 1.96%, as well as $86.3 million of obligations of state and political subdivisions at an average yield of 4.00%, and $18.5 million of government agency mortgage-backed securities at an average rate of 2.47%.  Offsetting these purchases were $169.5 million of maturities, calls and collections.  Additionally, $225.7 million of investment securities were acquired as part of the Oneida transaction, of which $221.1 million were subsequently sold.

The carrying value of the Company’s investment portfolio increased $294.2 million during 2014 to end the year at $2.51 billion.  The book value of available-for-sale investments increased $180.7 million from December 31, 2013.  During 2014, the Company purchased $224.6 million of U.S. Treasury securities at an average yield of 2.40% along with $63.7 million of obligations of state and political subdivisions at an average yield of 5.15% and $22.2 million of government agency mortgage-backed securities at an average rate of 2.83%.  Offsetting these purchases were $137.1 million of maturities, calls and collections.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are A-rated or higher.  The portfolio does not include any private label mortgage-backed securities (MBSs) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and Agency securities and a decrease in the proportion of obligations of state and political subdivisions, government agency mortgage-backed securities and other securities.

The net pre-tax unrealized market value gain on the available-for-sale investment portfolio as of December 31, 2015 was $65.8 million, as compared to $75.0 million one year earlier.  This decrease is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

47 of 105

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2015		2014		2013
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,866,819	$1,899,978	$1,479,134	$1,517,733	$1,252,332	$1,212,147
Obligations of state and political subdivisions	640,455	666,883	645,398	671,903	665,441	668,982
Government agency mortgage-backed securities	205,220	210,865	228,971	237,728	250,431	254,978
Corporate debt securities	16,672	16,680	26,803	27,091	26,932	27,587
Government agency collateralized mortgage obligations	12,862	13,308	17,330	18,025	21,779	22,048
Marketable equity securities	250	399	250	445	250	421
Total available-for-sale portfolio	2,742,278	2,808,113	2,397,886	2,472,925	2,217,165	2,186,163
Other Securities:
FHLB common stock	19,317	19,317	19,553	19,553	12,053	12,053
Federal Reserve Bank common stock	16,050	16,050	16,050	16,050	16,050	16,050
Other equity securities	4,460	4,460	4,446	4,446	4,459	4,459
Total other securities	39,827	39,827	40,049	40,049	32,562	32,562

Total	$2,782,105	$2,847,940	$2,437,935	$2,512,974	$2,249,727	$2,218,725

The following table sets forth as of December 31, 2015, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,000	$573,538	$1,292,281	$0	$1,866,819
Obligations of state and political subdivisions	29,926	147,360	225,685	237,484	640,455
Government agency mortgage-backed securities (2)	1	680	35,201	169,338	205,220
Corporate debt securities	10,880	5,792	0	0	16,672
Government agency collateralized mortgage obligations (2)	0	0	1,352	11,510	12,862
Available-for-sale portfolio	$41,807	$727,370	$1,554,519	$418,332	$2,742,028
Weighted-average yield (1)	2.55%	2.32%	2.47%	3.49%	2.59%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 61 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

48 of 105

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes; (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith;  (9) the ability to maintain and increase market share and control expenses;  (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States;  (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; (14) changes imposed by regulatory agencies including to increase the Company’s capital requirements; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 76% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 24% of the total portfolio, of which, 97% carry a minimum rating of A-.  The remaining 3% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

●	Asset and liability levels using December 31, 2015 as a starting point.
●
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

●
The prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  In the -25 basis point model, the prime and federal funds rates move lower in the first quarter of year one while moving the long end of the curve to levels over the three month treasury using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

49 of 105

●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2015
+200 basis points	($5,276,000)
+100 basis points	($2,610,000)
-25 basis points	($893,000)

The modeled net interest income (NII) decreases in rising rate environments from the flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (year one) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years two and beyond), the growth in NII improves in the rising rate environments as lower yielding assets mature and are replaced at higher rates.

In the falling rate environment scenario, the Bank shows interest rate risk exposure to lower short term rates and also a flatter yield curve.  Net interest income declines during the first twelve months largely due to lower assumed rates on adjustable and variable rate assets.  Corresponding deposit rates are assumed to remain constant.  Despite federal funds trading between 0.25% and 0.50%, the Company believes long-term treasury rates could potentially fall further in this scenario, and thus, the model includes the impact of this lower treasury rate scenario.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors.  While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 51 through 90 of this item.

●	Consolidated Statements of Condition,
December 31, 2015 and 2014

●	Consolidated Statements of Income,
Years ended December 31, 2015, 2014, and 2013

●	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2015, 2014, and 2013

●	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2015, 2014, and 2013

●	Consolidated Statements of Cash Flows,
Years ended December 31, 2015, 2014, and 2013

●	Notes to Consolidated Financial Statements,
December 31, 2015

●	Management’s Report on Internal Control Over Financial Reporting

●	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2015 and 2014 are contained on page 93.

50 of 105

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$153,210	$138,396

Available-for-sale investment securities (cost of $2,742,278 and $2,397,886, respectively)	2,808,113	2,472,925

Other securities, at cost	39,827	40,049

Loans held for sale, at fair value	932	1,042

Loans	4,801,375	4,236,206
Allowance for loan losses	(45,401)	(45,341)
Net loans	4,755,974	4,190,865

Goodwill	463,252	375,174
Core deposit intangibles, net	9,789	10,023
Other intangibles, net	11,105	1,776
Intangible assets, net	484,146	386,973

Premises and equipment, net	114,434	93,633
Accrued interest and fees receivable	25,904	24,645
Other assets	170,129	140,912

Total assets	$8,552,669	$7,489,440

Liabilities:
Noninterest-bearing deposits	$1,499,616	$1,324,661
Interest-bearing deposits	5,373,858	4,610,603
Total deposits	6,873,474	5,935,264

Borrowings	301,300	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,146	102,122
Accrued interest and other liabilities	135,102	126,150
Total liabilities	7,412,022	6,501,536

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 44,442,568 and
41,606,422 shares issued, respectively	44,443	41,606
Additional paid-in capital	528,015	409,984
Retained earnings	566,591	525,985
Accumulated other comprehensive income	19,235	30,720
Treasury stock, at cost (667,708 and 858,701 shares, respectively)	(17,637)	(20,391)
Total shareholders' equity	1,140,647	987,904

Total liabilities and shareholders' equity	$8,552,669	$7,489,440

The accompanying notes are an integral part of the consolidated financial statements.

51 of 105

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$187,743	$185,527	$188,197
Interest and dividends on taxable investments	52,871	50,247	54,995
Interest and dividends on nontaxable investments	19,008	20,446	20,967
Total interest income	259,622	256,220	264,159

Interest expense:
Interest on deposits	6,971	8,191	10,732
Interest on borrowings	1,694	1,124	12,813
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,537	2,477	2,520
Total interest expense	11,202	11,792	26,065

Net interest income	248,420	244,428	238,094
Provision for loan losses	6,447	7,178	7,992
Net interest income after provision for loan losses	241,973	237,250	230,102

Noninterest income:
Deposit service fees	52,747	52,756	49,357
Other banking revenues	4,960	5,814	5,245
Employee benefit services	45,388	42,580	38,596
Wealth management and insurance services	20,208	17,870	15,550
(Loss)/Gain on sales of investment securities, net	(4)	0	80,768
Loss on debt extinguishments	0	0	(87,336)
Total noninterest income	123,299	119,020	102,180

Noninterest expenses:
Salaries and employee benefits	126,356	123,077	121,629
Occupancy and equipment	27,593	27,948	27,045
Data processing and communications	30,430	29,294	27,186
Amortization of intangible assets	3,663	4,287	4,469
Legal and professional fees	6,813	7,247	7,008
Office supplies and postage	6,476	6,270	6,122
Business development and marketing	7,204	7,125	6,815
FDIC insurance premiums	3,962	3,899	3,829
Acquisition expenses	7,037	123	2,181
Other expenses	13,521	17,310	14,971
Total noninterest expenses	233,055	226,580	221,255

Income before income taxes	132,217	129,690	111,027
Income taxes	40,987	38,337	32,198
Net income	$91,230	$91,353	$78,829

Basic earnings per share	$2.21	$2.24	$1.96
Diluted earnings per share	$2.19	$2.22	$1.94
Cash dividends declared per share	$1.22	$1.16	$1.10

The accompanying notes are an integral part of the consolidated financial statements.

52 of 105

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2015	2014	2013

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	($7,236)	($13,904)	$35,395
Tax effect	2,774	5,374	(13,841)
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	(4,462)	(8,530)	21,554

Amortization of prior service cost included in net periodic pension cost, gross	(170)	(1,698)	(1,502)
Tax effect	65	657	588
Amortization of prior service cost included in net periodic pension cost, net	(105)	(1,041)	(914)

Other comprehensive (loss)/income related to pension and other post retirement obligations, net of taxes	(4,567)	(9,571)	20,640

Unrealized (losses)gains on securities:
Net unrealized holding (losses)/gains arising during period, gross	(9,209)	106,040	(79,899)
Tax effect	2,289	(39,203)	30,385
Net unrealized holding (losses)/gains arising during period, net	(6,920)	66,837	(49,514)

Reclassification adjustment for net losses/(gains) included in net income, gross	4	0	(80,768)
Tax effect	(2)	0	29,756
Reclassification adjustment for net losses/(gains) included in net income, net	2	0	(51,012)

Unrealized holding loss, net related to securities transferred from held-to-maturity to available-for-sale, gross	0	0	(1,791)
Tax effect	0	0	797
Reclassification adjustment for net loss transferred from held-to-maturity to available-for-sale, net	0	0	(994)

Other comprehensive (loss)/income related to unrealized gains/(losses) on available-for-sale securities, net of taxes	(6,918)	66,837	(101,520)

Other comprehensive (loss)/income, net of tax	(11,485)	57,266	(80,880)
Net income	91,230	91,353	78,829
Comprehensive income/(loss)	$79,745	$148,619	($2,051)
	As of December 31,
	2015	2014	2013
Accumulated Other Comprehensive Income By Component:
Unrealized loss for pension and other postretirement obligations	($34,347)	($26,941)	($11,339)
Tax effect	13,064	10,225	4,194
Net unrealized loss for pension and other postretirement obligations	(21,283)	(16,716)	(7,145)

Unrealized gain/(loss) on available-for-sale securities	65,835	75,039	(31,002)
Tax effect	(25,317)	(27,603)	11,601
Net unrealized gain/(loss) on available-for-sale securities	40,518	47,436	(19,401)

Accumulated other comprehensive income/(loss)	$19,235	$30,720	($26,546)

The accompanying notes are an integral part of the consolidated financial statements.

53 of 105

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2013, 2014 and 2015
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2012	39,625,933	$40,421	$378,413	$447,018	$54,334	($17,408)	$902,778
Net income				78,829			78,829
Other comprehensive loss, net of tax					(80,880)		(80,880)
Dividends declared:
Common, $1.10 per share				(44,115)			(44,115)
Common stock issued under
employee stock plan,
including tax benefits of $1,825	805,385	792	14,154			293	15,239
Stock-based compensation			3,961				3,961
Balance at December 31, 2013	40,431,318	41,213	396,528	481,732	(26,546)	(17,115)	875,812
Net income				91,353			91,353
Other comprehensive income, net of tax					57,266		57,266
Dividends declared:
Common, $1.16 per share				(47,100)			(47,100)
Common stock issued under
employee stock plan,
including tax benefits of $2,068	399,013	393	8,891			133	9,417
Stock-based compensation			3,993				3,993
Treasury stock purchased	(123,000)					(4,368)	(4,368)
Treasury stock issued to benefit plan	40,390		572			959	1,531
Balance at December 31, 2014	40,747,721	41,606	409,984	525,985	30,720	(20,391)	987,904
Net income				91,230			91,230
Other comprehensive loss, net of tax					(11,485)		(11,485)
Dividends declared:
Common, $1.22 per share				(50,624)			(50,624)
Common stock issued under
employee stock plan,
including tax benefits of $2,297	458,817	459	9,315				9,774
Stock-based compensation			4,201				4,201
Stock issued for acquisition	2,377,329	2,378	99,824				102,202
Treasury stock purchased	(265,230)					(9,126)	(9,126)
Treasury stock issued to benefit plan	456,223		4,691			11,880	16,571
Balance at December 31, 2015	43,774,860	$44,443	$528,015	$566,591	$19,235	($17,637)	$1,140,647

The accompanying notes are an integral part of the consolidated financial statements.

54 of 105

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$91,230	$91,353	$78,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,132	13,082	12,236
Amortization of intangible assets	3,663	4,287	4,469
Net (accretion)/amortization on securities, loans and borrowings	(3,289)	(3,533)	(5,959)
Stock-based compensation	4,201	3,993	3,961
Provision for loan losses	6,447	7,178	7,992
Provision for deferred income taxes	10,716	7,461	7,130
Amortization of mortgage servicing rights	409	444	529
Income from bank-owned life insurance policies	(1,086)	(1,037)	(1,066)
Loss/(Gain) on sales of investment securities, net	4	0	(80,768)
Loss on debt extinguishments	0	0	87,336
Net (gain) loss on sale of loans and other assets	(180)	(154)	257
Change in other assets and liabilities	(8,784)	127	(11,762)
Net cash provided by operating activities	116,463	123,201	103,184
Investing activities:
Proceeds from sales of available-for-sale investment securities	221,136	0	713,694
Proceeds from sales of held-to-maturity investment securities	0	0	450,032
Proceeds from maturities of available-for-sale investment securities	169,562	137,282	234,021
Proceeds from maturities of held-to-maturity investment securities	0	0	31,595
Proceeds from maturities of other securities	1,790	13	26,649
Purchases of available-for-sale investment securities	(503,000)	(310,517)	(923,588)
Purchases of held-to-maturity investment securities	0	0	(8,308)
Purchases of other securities	0	(7,500)	0
Net change in loans	(176,754)	(137,207)	(248,962)
Cash received/(paid) for acquisitions, net of cash acquired of $81,772, $0, and $0, respectively	25,505	(924)	291,980
Purchases of premises and equipment, net	(12,400)	(13,376)	(13,855)
Net cash (used in)/provided by investing activities	(274,161)	(332,229)	553,258
Financing activities:
Net change in deposits	238,969	39,220	(35,451)
Net change in borrowings, net of payments of $0, $13 and $815,384	(36,700)	196,087	(673,484)
Issuance of common stock	9,774	9,417	15,239
Purchases of treasury stock	(9,126)	(4,368)	0
Sales of treasury stock	16,571	1,531	0
Cash dividends paid	(49,273)	(46,178)	(43,482)
Tax benefits from share-based payment arrangements	2,297	2,068	1,825
Net cash provided by/(used in) financing activities	172,512	197,777	(735,353)
Change in cash and cash equivalents	14,814	(11,251)	(78,911)
Cash and cash equivalents at beginning of year	138,396	149,647	228,558
Cash and cash equivalents at end of year	$153,210	$138,396	$149,647
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,252	$11,937	$30,141
Cash paid for income taxes	28,891	29,457	23,648
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	13,605	12,254	11,332
Transfers from loans to other real estate	3,943	2,546	8,325
Transfer of investment securities from held-to-maturity to available-for-sale	0	0	198,890
Acquisitions:
Common stock issued	102,201	0	0
Fair value of assets acquired, excluding acquired cash and intangibles	675,948	64	3,678
Fair value of liabilities assumed	699,894	0	303,494

The accompanying notes are an integral part of the consolidated financial statements.

55 of 105

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  BPAS owns four subsidiaries, Benefit Plans Administrative Services, LLC (“BPA”), BPAS Actuarial & Pension Services, LLC (“BPAS-APS”) (formally known as Harbridge Consulting Group, LLC), BPAS Trust Company of Puerto Rico; and Hand Benefits & Trust, Inc. (“HB&T”), which owns Hand Securities Inc. (“HSI”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2015, the Bank operated 194 full service branches under the Community Bank, N.A. name throughout 36 counties of Upstate New York and six counties of Northeastern Pennsylvania offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: CBNA Insurance Agency, Inc. (“CBNA Insurance”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), Oneida Wealth Management, Inc. (“OWM”), and Oneida Preferred Funding II LLC (“OPFC II”).  CBNA Insurance and OneGroup offer personal and commercial property insurance and other risk management products and services.  PFC and OPFC II primarily act as investors in residential real estate loans and properties.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and OWM provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE”) are legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entities to finance its activities without additional subordinated financial support.  VIEs may be required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The Company’s VIE’s are described in more detail in Note T to the consolidated financial statements.

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

56 of 105

Revenue Recognition
The Company recognizes income on an accrual basis. CISI and OWM recognize fee income when investment and insurance products are sold to customers.  Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed.  Revenue from BPA’s administration and recordkeeping services is recognized ratably over the service contract period.  Revenue from consulting and actuarial services is recognized when services are rendered.  CBNA Insurance and OneGroup recognize commission revenue at the later of the effective date of the insurance policy, or the date on which the policy premium is billed to the customer.  At that date, the earnings process has been completed and the impact of refunds for policy cancellations can be reasonably estimated to establish reserves. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. All intercompany revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities
The Company can classify its investments in debt and equity securities as trading, held-to-maturity, or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost.  The Company did not use the held-to-maturity classification in 2014 or 2015.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2015.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and Federal Home Loan Bank of New York (“FHLB”).

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

The Company conducts an assessment of all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  The OTTI assessment considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about and expectations of future performance, and relevant independent industry research, analysis, and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment.  The assessment of whether an OTTI decline exists is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity, and involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time.

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

57 of 105

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

58 of 105

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

Regulatory guidance issued by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.

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

59 of 105

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2015 and 2014, other real estate amounted to $2.1 million and $1.9 million, respectively, and is included in other assets.

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

Advertising
Advertising costs amounting to approximately $3.6 million, $3.2 million and $3.0 million for the years ending December 31, 2015, 2014 and 2013, respectively, are nondirect response in nature and expensed as incurred.

60 of 105

Earnings Per Share
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options where the exercise price is greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been anti-dilutive.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).  The amendments clarify that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date.  This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date.  This guidance is effective for annual and interim periods beginning after December 15, 2015.  These provisions are not anticipated to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all companies in any interim or annual period. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

61 of 105

NOTE B:  ACQUISITIONS

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.78 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and OWM as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company’s other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On January 1, 2014, the Company, through its subsidiary, BPAS-APS (formerly known as Harbridge Consulting Group, LLC), completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies (“EBS-RMSCO”).  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhanced the Company’s participation in the Western New York marketplace.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On December 13, 2013, the Bank completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. (“B of A”), acquiring approximately $1.1 million in loans and $303 million of deposits.  The assumed deposits consisted of $220 million of checking, savings and money market accounts (“core deposits”) and $83 million of time deposits. Under the terms of the purchase agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and are subject to adjustment based on updated information not available at the time of acquisition.  The above referenced acquisitions expanded the Company’s geographical presence in New York and Pennsylvania and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(000s omitted)	2015	2014	2013
Consideration paid (received):
Cash	$56,266	$924	($291,980)
Community Bank System, Inc. common stock	102,202	0	0
Total net consideration paid (received)	158,468	924	(291,980)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	81,772	0	0
Investment securities	225,729	0	0
Loans	399,422	0	1,106
Premises and equipment	22,212	0	2,549
Accrued interest receivable	1,133	0	5
Other assets	27,452	163	(18)
Core deposit intangibles	2,570	0	2,537
Other intangibles	9,994	578	9
Deposits	(699,241)	0	(303,456)
Other liabilities	(653)	0	0
Total identifiable assets (liabilities), net	70,390	741	(297,268)
Goodwill	$88,078	$183	$5,288

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

62 of 105

The following is a summary of the loans acquired from Oneida at the date of acquisition:

(000’s omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$5,138	$484,937	$490,075
Contractual cash flows not expected to be collected	(1,977)	(4,833)	(6,810)
Expected cash flows at acquisition	3,161	480,104	483,265
Interest component of expected cash flows	(341)	(83,502)	(83,843)
Fair value of acquired loans	$2,820	$396,602	$399,422

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the B of A, EBS-RMSCO, and Oneida acquisitions are being amortized using an accelerated method over their estimated useful life of approximately eight to ten years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the B of A acquisition, the Banking and All Other segments for the Oneida acquisition, and to the Employee Benefit Services segment for the EBS-RMSCO acquisition.  The goodwill arising from the B of A and EBS-RMSCO deals is deductible for tax purposes.  Goodwill arising from the Oneida acquisition is not deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $7.0 million, $0.1 million and $2.2 million during 2015, 2014 and 2013, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Oneida acquisition had been completed as of January 1, 2014 for the year ended December 31, 2015 and December 31, 2014.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the years presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company’s policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects adjustments related to (a) certain purchase accounting fair value adjustments; and (b) amortization of customer lists and core deposit intangibles.  Expenses totaling $14.0 million related to conversion of systems and other costs of integration, as well as certain one-time costs, are excluded from the pro forma year ended December 31, 2015 and were included in the pro forma year ended December 31, 2014.

	Actual since Acquisition Through	Pro Forma (Unaudited) Year Ended December 31,
(000’s omitted)	December 31, 2015	2015	2014
Total revenue, net of interest expense	$3,667	$426,541	$416,713
Net income (loss)	(3,905)	96,894	85,665

63 of 105

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2015				2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,866,819	$35,186	$2,027	$1,899,978	$1,479,134	$39,509	$910	$1,517,733
Obligations of state and political subdivisions	640,455	26,487	59	666,883	645,398	26,749	244	671,903
Government agency mortgage-backed securities	205,220	6,906	1,261	210,865	228,971	9,782	1,025	237,728
Corporate debt securities	16,672	66	58	16,680	26,803	363	75	27,091
Government agency collateralized mortgage obligations	12,862	446	0	13,308	17,330	695	0	18,025
Marketable equity securities	250	163	14	399	250	195	0	445
Total available-for-sale portfolio	$2,742,278	$69,254	$3,419	$2,808,113	$2,397,886	$77,293	$2,254	$2,472,925

Other Securities:
Federal Home Loan Bank common stock	$19,317			$19,317	$19,553			$19,553
Federal Reserve Bank common stock	16,050			16,050	16,050			16,050
Other equity securities	4,460			4,460	4,446			4,446
Total other securities	$39,827			$39,827	$40,049			$40,049

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2015

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	9	$353,844	$2,027	0	$0	$0	9	$353,844	$2,027
Obligations of state and political subdivisions	18	8,804	34	2	735	25	20	9,539	59
Government agency mortgage-backed securities	17	24,178	161	19	30,103	1,100	36	54,281	1,261
Corporate debt securities	1	3,024	0	1	2,710	58	2	5,734	58
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	87	14	0	0	0	1	87	14
Total available-for-sale/investment portfolio	46	$389,937	$2,236	24	$33,551	$1,183	70	$423,488	$3,419

As of December 31, 2014

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	0	$0	$0	4	$102,363	$910	4	$102,363	$910
Obligations of state and political subdivisions	23	13,413	34	46	26,490	210	69	39,903	244
Government agency mortgage-backed securities	3	5	0	19	34,770	1,025	22	34,775	1,025
Corporate debt securities	1	3,040	1	1	2,755	74	2	5,795	75
Government agency collateralized mortgage obligations	1	0	0	1	5	0	2	5	0
Total available-for-sale/investment portfolio	28	$16,458	$35	71	$166,383	$2,219	99	$182,841	$2,254

64 of 105

The unrealized losses reported pertaining to securities issued by the U.S. government and its’ sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2015 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$41,806	$42,150
Due after one through five years	726,690	744,452
Due after five years through ten years	1,517,966	1,547,677
Due after ten years	237,484	249,262
Subtotal	2,523,946	2,583,541
Government agency mortgage-backed securities	205,220	210,865
Government agency collateralized mortgage obligations	12,862	13,308
Total	$2,742,028	$2,807,714

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2015	2014	2013
Gross gains on sales of investment securities	$3	$0	$96,258
Gross losses on sales of investment securities	7	0	15,490
Proceeds from the maturities of mortgage-backed securities and CMO's	45,432	46,791	83,232
Purchases of mortgage-backed securities and CMO's	18,477	22,234	51,194

Investment securities with a carrying value of $1.750 billion and $1.182 billion at December 31, 2015 and 2014, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

65 of 105

The balances of these classes at December 31 are summarized as follows:

(000's omitted)	2015	2014
Consumer mortgage	$1,769,754	$1,613,384
Business lending	1,497,271	1,262,484
Consumer indirect	935,760	833,968
Consumer direct	195,076	184,028
Home equity	403,514	342,342
Gross loans, including deferred origination costs	4,801,375	4,236,206
Allowance for loan losses	(45,401)	(45,341)
Loans, net of allowance for loan losses	$4,755,974	$4,190,865

The Company had approximately $20.0 million and $18.7 million of net deferred loan origination costs included in gross loans as of December 31, 2015 and 2014, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2015 and 2014.

(000's omitted)	2015	2014
Balance at beginning of year	$8,928	$9,448
New loans	5,138	1,647
Payments	(2,729)	(2,167)
Balance at end of year	$11,337	$8,928

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2015	2014
Credit impaired acquired loans:
Outstanding principal balance	$8,339	$5,957
Carrying amount	7,299	5,312

Non-impaired acquired loans:
Outstanding principal balance	620,942	276,584
Carrying amount	610,355	267,496

Total acquired loans:
Outstanding principal balance	629,281	282,541
Carrying amount	617,654	272,808

The outstanding balance related to credit impaired acquired loans was $8.5 million and $6.1 million at December 31, 2015 and 2014, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2015	2014
Balance at beginning of year	$705	$997
Oneida acquisition	341	0
Accretion recognized	(552)	(707)
Net reclassification to accretable from nonaccretable	316	415
Balance at end of year	$810	$705

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2015:

66 of 105

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$10,482	$1,411	$11,394	$23,287	$1,558,171	$1,581,458
Business lending	4,442	126	5,381	9,949	1,223,679	1,233,628
Consumer indirect	11,575	102	0	11,677	878,662	890,339
Consumer direct	1,414	51	1	1,466	176,585	178,051
Home equity	1,093	111	2,029	3,233	297,012	300,245
Total	$29,006	$1,801	$18,805	$49,612	$4,134,109	$4,183,721

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,373	$394	$1,396	$3,163	$0	$185,133	$188,296
Business lending	535	0	1,186	1,721	7,299	254,623	263,643
Consumer indirect	245	0	0	245	0	45,176	45,421
Consumer direct	140	0	14	154	0	16,871	17,025
Home equity	636	0	327	963	0	102,306	103,269
Total	$2,929	$394	$2,923	$6,246	$7,299	$604,109	$617,654

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

67 of 105

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2015			December 31, 2014
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,048,364	$219,374	$1,267,738	$949,960	$93,510	$1,043,470
Special mention	124,768	20,007	144,775	103,176	18,038	121,214
Classified	60,181	16,963	77,144	71,458	21,030	92,488
Doubtful	315	0	315	0	0	0
Acquired impaired	0	7,299	7,299	0	5,312	5,312
Total	$1,233,628	$263,643	$1,497,271	$1,124,594	$137,890	$1,262,484

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2015:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,568,653	$890,237	$177,999	$298,105	$2,934,994
Nonperforming	12,805	102	52	2,140	15,099
Total	$1,581,458	$890,339	$178,051	$300,245	$2,950,093

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$186,506	$45,421	$17,011	$102,942	$351,880
Nonperforming	1,790	0	14	327	2,131
Total	$188,296	$45,421	$17,025	$103,269	$354,011

The following table details the balances in all other loan categories at December 31, 2014:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,529,035	$832,653	$178,547	$280,706	$2,820,941
Nonperforming	15,366	92	38	2,367	17,863
Total	$1,544,401	$832,745	$178,585	$283,073	$2,838,804

68 of 105

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$66,629	$1,223	$5,425	$58,797	$132,074
Nonperforming	2,354	0	18	472	2,844
Total	$68,983	$1,223	$5,443	$59,269	$134,918

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2015 and 2014 is as follows:

(000’s omitted)	2015	2014
Loans with allowance allocation	$0	$0
Loans without allowance allocation	2,376	0
Carrying balance	2,376	0
Contractual balance	3,419	0
Specifically allocated allowance	0	0
Average impaired loans	2,922	0
Interest income recognized	0	0

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2015, 2014 and 2013 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2015 and December 31, 2014 is as follows

	December 31, 2015						December 31, 2014
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	37	$1,472	54	$2,486	91	$3,958	49	$2,092	37	$1,770	86	$3,862
Business lending	8	217	6	737	14	954	6	442	3	468	9	910
Consumer indirect	0	0	77	691	77	691	0	0	79	615	79	615
Consumer direct	0	0	32	37	32	37	0	0	25	69	25	69
Home equity	10	203	14	301	24	504	13	218	13	278	26	496
Total	55	$1,892	183	$4,252	238	$6,144	68	$2,752	157	$3,200	225	$5,952

The following table presents information related to loans modified in a TDR during the years ended December 31, 2015 and 2014.  Of the loans noted in the table below, all loans for the year ended December 31, 2015 and all but three loans for the year ended December 31, 2014, were modified due to a Chapter 7 bankruptcy as described previously.  Of the three non-Chapter 7 bankruptcy TDRs in 2014 two relate to business loans restructured via granting a waiver of payments for a period of time and one was a business loan that was restructured via an extension of term.  The financial effects of these restructurings were immaterial.

69 of 105

	December 31, 2015		December 31, 2014
(000’s omitted)	#	Amount	#	Amount
Consumer mortgage	21	$1,374	22	$949
Business lending	3	67	7	769
Consumer indirect	35	349	33	312
Consumer direct	6	11	14	26
Home equity	6	63	6	145
Total	71	$1,864	82	$2,201

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Consumer	Business	Home	Consumer	Consumer		Acquired
(000’s omitted)	Mortgage	Lending	Equity	Indirect	Direct	Unallocated	Impaired	Total
Balance at
December 31, 2013	$8,994	$17,507	$1,830	$10,248	$3,181	$2,029	$530	$44,319
Charge-offs	(1,075)	(1,558)	(765)	(6,784)	(1,595)	0	(38)	(11,815)
Recoveries	205	750	85	3,773	846	0	0	5,659
Provision	2,162	(912)	1,551	4,307	651	(262)	(319)	7,178
Balance at
December 31, 2014	10,286	15,787	2,701	11,544	3,083	1,767	173	45,341
Charge-offs	(1,374)	(2,146)	(244)	(6,714)	(1,490)	0	(103)	(12,071)
Recoveries	80	877	62	3,943	722	0	0	5,684
Provision	1,206	1,231	147	3,649	682	(566)	98	6,447
Balance at
December 31, 2015	$10,198	$15,749	$2,666	$12,422	$2,997	$1,201	$168	$45,401

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2015	2014
Land and land improvements	$22,191	$17,722
Bank premises	112,011	96,754
Equipment and construction in progress	80,684	78,679
Premises and equipment, gross	214,886	193,155
Accumulated depreciation	(100,452)	(99,522)
Premises and equipment, net	$114,434	$93,633

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$40,481	($30,692)	$9,789	$37,911	($27,888)	$10,023
Other intangibles	17,565	(6,460)	11,105	7,377	(5,601)	1,776
Total amortizing intangibles	$58,046	($37,152)	$20,894	$45,288	($33,489)	$11,799

70 of 105

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2016	$5,415
2017	4,357
2018	3,518
2019	2,742
2020	2,087
Thereafter	2,775
Total	$20,894

Shown below are the components of the Company’s goodwill at December 31, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2013	Activity	December 31, 2014	Activity	December 31, 2015
Goodwill	$379,815	$183	$379,998	$88,078	$468,076
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$374,991	$183	$375,174	$88,078	$463,252

During the first quarter, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  There were no events between the date of the valuation and year end that warranted additional analysis.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2015	2014
Carrying value before valuation allowance at beginning of period	$1,089	$1,218
Additions	403	315
Oneida acquisition	389	0
Amortization	(409)	(444)
Carrying value before valuation allowance at end of period	1,472	1,089
Valuation allowance balance at beginning of period	0	0
Impairment charges	(133)	0
Impairment recoveries	133	0
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,472	$1,089
Fair value of MSRs at end of period	$1,962	$1,616
Principal balance of loans sold during the year	$35,491	$25,728
Principal balance of loans serviced for others	$377,909	$302,895
Custodial escrow balances maintained in connection with loans serviced for others	$5,700	$4,320

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2015	2014
Weighted-average contractual life (in years)	19.9	19.6
Weighted-average constant prepayment rate (CPR)	14.9%	12.8%
Weighted-average discount rate	3.3%	3.2%

71 of 105

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2015	2014
Noninterest checking	$1,499,616	$1,324,661
Interest checking	1,575,379	1,348,995
Savings	1,255,027	1,032,617
Money market	1,738,904	1,455,991
Time	804,548	773,000
Total deposits	$6,873,474	$5,935,264

The approximate maturities of time deposits at December 31, 2015 are as follows:

(000's omitted)	All Accounts	Accounts $250,000 or Greater
2016	$568,857	$47,329
2017	115,652	3,907
2018	53,476	864
2019	33,359	1,643
2020	32,349	1,687
Thereafter	855	0
Total	$804,548	$55,430

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2015	2014
FHLB overnight advance	$301,300	$338,000
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $381 and $405, respectively	102,146	102,122
Total borrowings	$403,446	$440,122

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2015 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2015
January 4, 2016	$301,300	0.52%
July 31, 2031	24,826	3.91%
December 15, 2036	77,320	2.16%
Total	$403,446	1.05%

The weighted-average interest rate on borrowings for the years ended December 31, 2015 and 2014 was 0.82% and 0.89%, respectively.

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

72 of 105

The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance	Par	Interest	Maturity	Call
Trust	Date	Amount	Rate	Date	Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.91%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.16%)	12/15/2036	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2015	2014	2013
Current:
Federal	$27,663	$30,006	$24,202
State and other	2,608	870	866
Deferred:
Federal	9,604	6,867	5,806
State and other	1,112	594	1,324
Provision for income taxes	$40,987	$38,337	$32,198

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2015	2014
Allowance for loan losses	$17,791	$17,476
Employee benefits	6,633	6,834
Debt extinguishment	613	904
Other, net	9,704	10,725
Deferred tax asset	34,741	35,939

Investment securities	38,314	37,527
Tax-deductible goodwill	39,724	35,842
Loan origination costs	7,295	6,792
Depreciation	886	3,722
Mortgage servicing rights	565	419
Pension	14,807	16,845
Deferred tax liability	101,591	101,147
Net deferred tax liability	($66,850)	($65,208)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(5.0)	(5.4)	(6.3)
State income taxes, net of federal benefit	1.8	0.7	1.3
Other	(0.8)	(0.7)	(1.0)
Effective income tax rate	31.0%	29.6%	29.0%

73 of 105

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$162	$138	$70
Changes related to:
Positions taken during the current year	0	24	68
Lapse of statutes of limitations	(35)	0	0
Unrecognized tax benefits at end of year	$127	$162	$138

As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2011 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2011 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2015, the Bank had approximately $63.5 million in undivided profits legally available for the payment of dividends.

In addition, the Board of Governors of the Federal Reserve System (“FRB”) and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends.  The FRB has indicated that banking organizations should generally pay dividends only out of current operating earnings.

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

74 of 105

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at the beginning of year	$127,513	$111,174	$2,256	$2,340
Service cost	3,324	3,530	0	0
Interest cost	5,506	5,271	87	102
Plan acquisition / amendment	2,395	2,091	0	0
Participant contributions	0	0	509	551
Deferred actuarial (gain)/loss	(2,091)	13,005	(45)	55
Benefits paid	(9,513)	(7,558)	(889)	(792)
Benefit obligation at end of year	127,134	127,513	1,918	2,256
Change in plan assets:
Fair value of plan assets at beginning of year	177,865	173,416	0	0
Actual return of plan assets	1,125	11,391	0	0
Participant contributions	0	0	509	551
Employer contributions	616	616	380	241
Plan acquisition	1,933	0	0	0
Benefits paid	(9,513)	(7,558)	(889)	(792)
Fair value of plan assets at end of year	172,026	177,865	0	0
Over/(Under) funded status at year end	$44,892	$50,352	($1,918)	($2,256)

Amounts recognized in the consolidated statement of condition were:
Other assets	$56,361	$61,437	$0	$0
Other liabilities	(11,469)	(11,085)	(1,918)	(2,256)
Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) were:
Net loss	$34,016	$26,748	$4	$36
Net prior service cost (credit)	2,307	2,316	(1,980)	(2,159)
Pre-tax AOCI	36,323	29,064	(1,976)	(2,123)
Taxes	(13,815)	(11,033)	751	808
AOCI at year end	$22,508	$18,031	($1,225)	($1,315)

The benefit obligation for the defined benefit pension plan was $115.7 million and $116.4 million as of December 31, 2015 and 2014, respectively, and the fair value of plan assets as of December 31, 2015 and 2014 was $172.0 million and $177.9 million, respectively.  The defined benefit pension plan was amended effective December 31, 2014 to transfer certain obligations from the Company’s non-qualified supplemental pension plan and deferred compensation plan into the qualified defined benefit pension plan.  Effective December 31, 2015, the State Bank of Chittenango pension plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $11.4 million for 2015 and $11.0 million for 2014, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2015 and $0.1 million for 2014, respectively.  The plan was frozen effective December 31, 2009.

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

75 of 105

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2015	2014	2015	2014
Prior service cost	($5)	$932	$110	$109
Net (gain) loss	4,482	8,492	(20)	38
Total	$4,477	$9,424	$90	$147

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service credit	$44	($179)
Net loss	1,636	1
Total	$1,680	($178)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Discount rate	4.70%	4.50%	4.70%	4.50%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2015	2014	2013	2015	2014	2013
Service cost	$3,324	$3,530	$3,988	$0	$0	$0
Interest cost	5,506	5,271	4,120	87	102	88
Expected return on plan assets	(12,169)	(11,922)	(10,149)	0	0	0
Amortization of unrecognized net loss/(gain)	1,466	(307)	4,028	(13)	(7)	12
Amortization of prior service cost	8	5	75	(179)	(179)	(179)
Net periodic (benefit) cost	($1,865)	($3,423)	$2,062	($105)	($84)	($79)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.50%	5.00%	3.40%	4.50%	4.80%	3.20%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

76 of 105

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2016	$7,035	$158
2017	7,455	156
2018	7,746	154
2019	8,241	149
2020	8,590	146
2021-2025	49,302	676

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2015 to the RP-2014 Mortality Table for annuitants and non-annuitants, adjusted backward to 2006 with Scale MP-2014, and then adjusted for mortality improvements with the Scale MP-2015 mortality improvement scale on a generational basis.  The appropriateness of the assumptions is reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2015 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$2,240	$5,750	$0	$7,990
Equity securities:
U.S. large-cap	34,985	0	0	34,985
U.S mid/small cap	12,354	0	0	12,354
CBSI stock	8,393	0	0	8,393
International	28,136	0	0	28,136
	83,868	0	0	83,868

Fixed income securities:
Government securities	31,397	6,488	0	37,885
Investment grade bonds	14,517	0	0	14,517
High yield(a)	17,365	0	0	17,365
	63,279	6,488	0	69,767

Other investments (b)	9,937	63	0	10,000

Total (c)	$159,324	$12,301	$0	$171,625

77 of 105

The fair values of the Company’s defined benefit pension plan assets at December 31, 2014 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$431	$12,470	$0	$12,901
Equity securities:
U.S. large-cap	51,197	0	0	51,197
U.S mid/small cap	14,026	0	0	14,026
CBSI stock	15,354	0	0	15,354
International	28,891	0	0	28,891
	109,468	0	0	109,468

Fixed income securities:
Government securities	6,491	6,646	0	13,137
Investment grade bonds	21,539	0	0	21,539
International bonds	5,085	0	0	5,085
High yield(a)	7,197	0	0	7,197
	40,312	6,646	0	46,958

Other investments (b)	8,154	70	0	8,224

Total (c)	$158,365	$19,186	$0	$177,551

(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●
Money market funds - Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.

●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●
Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company did not make a contribution to its defined benefit pension plan in 2015.  The Company does not expect to make a contribution to its defined benefit pension plan in 2016.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank (“TLNB”), acquired in 2007, participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2014, the Pentegra DB Plan had total assets of $3.3 billion, actuarial present value of accumulated benefits of $3.2 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2015, 2014 and 2013 were approximately $0.03 million, $0.06 million, and $0.02 million, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2015 was 7.75% for the pre-65 participants and 6.75% for the post-65 participants for medical costs and 8.50% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 3.89% and 2075, respectively.

78 of 105

Assumed health care cost trend rates impact the amounts reported for the health care plan.  A one-percentage-point increase or decrease in the trend rate would increase the service and interest cost components by nominal amounts.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $3.4 million, and $3.2 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2015, 2014, and 2013 was $1.1 million, $0.9 million, and $0.7 million, respectively.

The Company acquired the Oneida Savings Bank 401(k) Savings Plan and the Oneida Savings Bank Employee Stock Ownership Plan with the Oneida acquisition.  The Oneida Savings Bank 401(k) Savings Plan and the Oneida Savings Bank Employee Stock Ownership Plan will be merged with the Company’s 401(k) Employee Stock Ownership Plan during the first quarter of 2016.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2015 and 2014, the Company has recorded a liability of $3.6 million and $3.9 million, respectively.  The (income)/expense recognized under these plans for the years ended December 31, 2015, 2014, and 2013 was approximately $0.1 million, $0.3 million, and ($0.1 million), respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in their account.  As of December 31, 2015 and 2014, there were 151,672 and 147,934 shares credited to the participants’ accounts, for which a liability of $3.8 million and $3.5 million was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2015, 2014 and 2013, was $0.2 million, $0.2 million, and $0.2 million, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 and May 14, 2014 to authorize an additional 900,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.    As of December 31, 2015, the Company has authorization to grant up to approximately 1.4 million additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2013	2,274,891	$24.03
Granted	281,603	37.77
Exercised	(380,265)	23.19
Forfeited	(24,453)	28.71
Outstanding at December 31, 2014	2,151,776	25.92
Granted	293,242	35.36
Exercised	(469,730)	22.42
Forfeited	(5,987)	30.21
Outstanding at December 31, 2015	1,969,301	28.15
Exercisable at December 31, 2015	1,200,830	$24.79

79 of 105

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2015:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted- average Exercise Price
$0.00 – $18.00	99,270	$17.71	3.23	99,270	$17.71
$18.001 – $23.00	450,540	19.57	2.78	449,926	19.57
$23.001 – $28.00	261,642	26.14	5.19	223,428	25.93
$28.001 – $29.00	275,173	28.78	6.22	171,759	28.78
$29.001 – $30.00	317,341	29.79	7.21	145,513	29.79
$30.001 – $40.00	565,335	36.52	8.73	110,934	37.30
TOTAL	1,969,301	$28.15	6.03	1,200,830	$24.79

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2015 is 6.03 years and 4.82 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2015 is $23.2 million and $18.2 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $1.8 million, $2.0 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  A related income tax benefit was recognized of $0.7 million, $0.9 million and $1.1 million for the 2015, 2014 and 2013 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2015, 2014 and 2013 was approximately $ 2.2 million, $2.0 million and $2.0 million, respectively.

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

	2015	2014	2013
Weighted-average Fair Value of Options Granted	$7.48	$8.38	$6.24
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	7.23
Future dividend yield	3.40%	3.70%	3.90%
Share price volatility	30.34%	30.71%	31.21%
Weighted-average risk-free interest rate	1.73%	2.69%	1.91%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $4.1 million at December 31, 2015, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.9 years.  The total fair value of stock options vested during 2015, 2014, and 2013 were $1.9 million, $1.9 million and $2.0 million, respectively.

During the 12 months ended December 31, 2015 and 2014, proceeds from stock option exercises totaled $10.4 million and $9.4 million, respectively, and the related tax benefits from exercise were approximately $2.1 million and $1.6 million, respectively.   During the twelve months ended December 31, 2015 and 2014, approximately 0.4 million shares were issued in connection with stock option exercises each year.  The total intrinsic value of options exercised during 2015, 2014 and 2013 were $7.6 million, $5.7 million and $7.9 million, respectively.

80 of 105

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2015, and changes during the twelve months ended December 31, 2015 and 2014, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2013	260,965	$23.42
Awards	53,518	37.77
Forfeitures	(4,329)	29.98
Vestings	(64,433)	24.55
Unvested at December 31, 2014	245,721	26.13
Awards	60,519	35.39
Forfeitures	(874)	32.43
Vestings	(59,055)	28.35
Unvested at December 31, 2015	246,311	$27.85

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $ 4.0 million at December 31, 2015, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.3 years.  The total fair value of restricted stock vested during 2015, 2014, and 2013 were $ 1.7 million, $1.6 million and $1.6 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2015.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million, 0.2 million and 0.3 million weighted-average anti-dilutive stock options outstanding at December 31, 2015, 2014 and 2013, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

(000's omitted, except per share data)	2015	2014	2013
Net income	$91,230	$91,353	$78,829
Income attributable to unvested stock-based compensation awards	(453)	(456)	(433)
Income available to common shareholders	$90,777	$90,897	$78,396

Weighted-average common shares outstanding - basic	40,996	40,548	40,000

Basic earnings per share	$2.21	$2.24	$1.96

Net income	$91,230	$91,353	$78,829
Income attributable to unvested stock-based compensation awards	(453)	(456)	(433)
Income available to common shareholders	$90,777	$90,897	$78,396

Weighted-average common shares outstanding	40,996	40,548	40,000
Assumed exercise of stock options	405	481	504
Weighted-average common shares outstanding – diluted	41,401	41,029	40,504

Diluted earnings per share	$2.19	$2.22	$1.94
Cash dividends declared per share	$1.22	$1.16	$1.10

81 of 105

Stock Repurchase Program
At its December 2014 meeting, the Board approved a new repurchase program authorizing the repurchase of up to 2.0 million shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2015.  At its December 2015 meeting, the Board approved a similar program for 2016, authorizing the repurchase of up to 2.2 million shares of the Company’s common stock.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  During 2015 and 2014, the Company repurchased approximately 0.3 million and 0.1 million, respectively, shares of its common stock in open market transactions.  There were no stock repurchases pursuant to an announced plan in 2013.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000's omitted)	2015	2014
Commitments to extend credit	$811,442	$733,827
Standby letters of credit	19,053	23,916
Total	$830,495	$757,743

The Company has unused lines of credit of $25.0 million at December 31, 2015.  The Company has unused borrowing capacity of approximately $1.0 billion through collateralized transactions with the FHLB and $10.5 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 24, 2015 through January 6, 2016 was $63.2 million, with $62.6 million represented by cash on hand and the remaining $0.6 million was required to be on deposit with the Federal Reserve Bank of New York.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The United States District Court for the Middle District of Pennsylvania issued an order on July 14, 2015 preliminarily approving the settlement reached in the first of two related class actions, which were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases allege, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  In accordance with mediation occurring in September 2014, the settlement provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. A litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.  The settlement is subject to the Court’s final approval which is expected to occur in the first quarter of 2016.

82 of 105

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $5.4 million, $5.3 million and $5.2 million in 2015, 2014 and 2013, respectively.  The future minimum rental commitments as of December 31, 2015 for all non-cancelable operating leases are as follows:

2016	$6,323
2017	5,539
2018	4,851
2019	3,596
2020	2,203
Thereafter	7,200
Total	$29,712

NOTE P:  REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of December 31, 2015, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Ratios and amounts presented as of December 31, 2014 are calculated under Basel 1 rules.  As of December 31, 2015, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach.  Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel 1.  As of December 31, 2015, the most recent notification from the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

			For capital adequacy		To be well-capitalized under
	Actual		purposes		prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2015
Tier 1 Leverage ratio	$788,717	10.32%	$305,761	4.00%	$382,201	5.00%
Tier 1 risk-based capital	788,717	17.09%	276,886	6.00%	369,181	8.00%
Total risk-based capital	834,539	18.08%	369,181	8.00%	461,477	10.00%
Common equity tier 1 capital	689,528	14.94%	207,664	4.50%	299,960	6.50%
2014
Tier 1 Leverage ratio	705,163	9.96%	283,255	4.00%	354,069	5.00%
Tier 1 risk-based capital	705,163	17.61%	160,214	4.00%	240,321	6.00%
Total risk-based capital	750,942	18.75%	320,428	8.00%	400,535	10.00%

Community Bank, N.A.:
2015
Tier 1 Leverage ratio	$673,443	8.88%	$303,256	4.00%	$379,070	5.00%
Tier 1 risk-based capital	673,443	14.65%	275,739	6.00%	367,652	8.00%
Total risk-based capital	719,265	15.65%	367,652	8.00%	459,565	10.00%
Common equity tier 1 capital	673,326	14.65%	206,804	4.50%	298,717	6.50%
2014
Tier 1 Leverage ratio	584,014	8.27%	282,517	4.00%	353,146	5.00%
Tier 1 risk-based capital	584,014	14.64%	159,603	4.00%	239,404	6.00%
Total risk-based capital	629,793	15.78%	319,206	8.00%	399,007	10.00%

83 of 105

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2015	2014
Assets:
Cash and cash equivalents	$97,317	$106,957
Investment securities	3,576	3,622
Investment in and advances to subsidiaries	1,148,062	984,561
Other assets	9,996	9,608
Total assets	$1,258,951	$1,104,748

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$16,158	$14,722
Borrowings	102,146	102,122
Shareholders' equity	1,140,647	987,904
Total liabilities and shareholders' equity	$1,258,951	$1,104,748

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2015	2014	2013
Revenues:
Dividends from subsidiaries	$76,000	$61,100	$66,000
Interest and dividends on investments	94	88	91
Other income	0	0	9
Total revenues	76,094	61,188	66,100
Expenses:
Interest on borrowings	2,537	2,477	2,520
Other expenses	19	37	61
Total expenses	2,556	2,514	2,581

Income before tax benefit and equity in undistributed net income of subsidiaries	73,538	58,674	63,519
Income tax (expense)/benefit	(572)	581	862
Income before equity in undistributed net income of subsidiaries	72,966	59,255	64,381
Equity in undistributed net income of subsidiaries	18,264	32,098	14,448
Net income	$91,230	$91,353	$78,829
Comprehensive income/(loss)	$79,745	$148,619	($2,051)

84 of 105

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2015	2014	2013
Operating activities:
Net income	$91,230	$91,353	$78,829
Adjustments to reconcile net income to net cash provided by operating activities
(Gain)/loss on sale of investments	0	0	(9)
Equity in undistributed net income of subsidiaries	(18,264)	(32,098)	(14,448)
Net change in other assets and other liabilities	(27)	(479)	(221)
Net cash provided by operating activities	72,939	58,776	64,151
Investing activities:
Proceeds from sale of investment securities	0	3	114
Cash received for acquisition, net of cash acquired of $81,772, 0, and 0, respectively	25,505	0	0
Capital contributions to subsidiaries	(80,231)	0	0
Net cash (used in) provided by investing activities	(54,726)	3	114
Financing activities:
Issuance of common stock	13,975	13,410	19,200
Purchase of treasury stock	(9,126)	(4,368)	0
Sale of treasury stock	16,571	1,531	0
Cash dividends paid	(49,273)	(46,178)	(43,482)
Net cash provided by (used in) financing activities	(27,853)	(35,605)	(24,282)
Change in cash and cash equivalents	(9,640)	23,174	39,983
Cash and cash equivalents at beginning of year	106,957	83,783	43,800
Cash and cash equivalents at end of year	$97,317	$106,957	$83,783

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,523	$2,473	$2,521
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$13,605	$12,254	$11,332
Capital contributions to subsidiaries	76,461	0	0
Common stock issued for acquisition	102,202	0	0

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

85 of 105

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.  There were no transfers between any of the levels for the periods presented.
	December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,899,978	$0	$0	$1,899,978
Obligations of state and political subdivisions	0	666,883	0	666,883
Government agency mortgage-backed securities	0	210,865	0	210,865
Corporate debt securities	0	16,680	0	16,680
Government agency collateralized mortgage obligations	0	13,308	0	13,308
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	1,900,377	907,736	0	2,808,113
Mortgage loans held for sale	0	932	0	932
Commitments to originate real estate loans for sale	0	0	117	117
Forward sales commitments	0	(37)	0	(37)
Total	$1,900,377	$908,631	$117	$2,809,125

	December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,496,667	$21,066	$0	$1,517,733
Obligations of state and political subdivisions	0	671,903	0	671,903
Government agency mortgage-backed securities	0	237,728	0	237,728
Corporate debt securities	0	27,091	0	27,091
Government agency collateralized mortgage obligations	0	18,025	0	18,025
Marketable equity securities	445	0	0	445
Total available-for-sale investment securities	1,497,112	975,813	0	2,472,925
Mortgage loans held for sale	0	1,042	0	1,042
Commitments to originate real estate loans for sale	0	0	185	185
Forward sales commitments	0	(43)	0	(43)
Total	$1,497,112	$976,812	$185	$2,474,109

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

●
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2015 is approximately $0.9 million.  The unrealized gain on mortgage loans held for sale of approximately $0.02 million was recognized in other banking services in the Consolidated Statement of Income for the year ended December 31, 2015.

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

86 of 105

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

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	For the Year Ending December 31,
	2015	2014
(000's omitted)	Commitments to Originate	Commitments to Originate
	Real Estate	Real Estate
	Loans for Sale	Loans for Sale
Beginning balance	$185	$44
Total (losses)/gains included in earnings (1)	(808)	(423)
Commitments to originate real estate loans held for sale, net	740	564
Ending balance	$117	$185

(1) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2015				December 31, 2014
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,765	$1,765	$0	$0	$0	$0
Other real estate owned	0	0	2,088	2,088	0	0	1,855	1,855
Total	$0	$0	$3,853	$3,853	$0	$0	$1,855	$1,855

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.  At December 31, 2015, there was one impaired loan recorded at the fair value of the underlying collateral.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 5% to 74% at December 31, 2015, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

87 of 105

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.    In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2015 as the fair value of mortgage servicing rights of approximately $2.0 million exceeded the carrying value of approximately $1.5 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2015 or 2014.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2015 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$2,088	Fair value of collateral	Estimated cost of disposal/market adjustment	5.3% - 74.0% (27.7%)

Impaired loans	1,765	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 20.0% (17.9%)

Commitments to originate
real estate loans for sale	117	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,755,974	$4,808,856	$4,190,865	$4,251,565
Financial liabilities:
Deposits	6,873,474	6,871,098	5,935,264	5,935,690
Borrowings	301,300	301,300	338,000	338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,146	84,680	102,122	85,189

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

88 of 105

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at December 31, 2015.  The effect of the changes to these derivatives for the year then ended was also immaterial.

NOTE T:  VARIABLE INTEREST ENTITIES

The Company’s wholly-owned subsidiaries, Community Statutory Trust III and Community Capital Trust IV, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.  See further information regarding Community Statutory Trust III and Community Capital Trust IV in Note H: Borrowings.

In connection with the Company’s acquisition of Oneida, the Company acquired OPFC II which holds a 50% membership interest in 706 North Clinton, LLC (“706 North Clinton”), an entity formed for the purpose of acquiring and rehabilitating real property.  The real property held by 706 North Clinton is principally occupied by OneGroup, a wholly-owned subsidiary of the Bank. The Company analyzed the operating agreement and capital structure of 706 North Clinton and determined that it was the primary beneficiary and therefore should consolidate 706 North Clinton in its financial statements.  This conclusion was based on the determination that the Company has a de facto agency relationship because of the financing arrangement between the other member of 706 North Clinton and the Bank which provides OPFC II with both the power to direct the activities of 706 North Clinton and the obligation to absorb any losses of 706 North Clinton.

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s Consolidated Statements of Financial Condition at December 31 is as follows:

(000's omitted)	2015	2014
Cash and cash equivalents	$42	$0
Premises and equipment, net	6,592	0
Other assets	9	0
Total assets	$6,643	$0
Accrued interest and other liabilities / Total liabilities	$5	$0

89 of 105

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.32 million at December 31, 2015 is included in the Company’s Consolidated Statement of Financial Condition.  The creditors of 706 North Clinton do not have a claim on the general assets of the Company.  The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $5.1 million as of December 31, 2015, including a $1.8 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking and Employee Benefit Services as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in northern, central, and western New York as well as northeast Pennsylvania.  Employee Benefit Services, which includes BPAS, BPAS-APS (formerly Harbridge Consulting Group, LLC), and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of; (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI, OWM, and Carta Group, and asset management provided by Nottingham, and (b) full-service insurance, risk management and employee benefit services provided by OneGroup and CBNA Insurance.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
2015
Net interest income	$248,167	$132	$121	$0	$248,420
Provision for loan losses	6,447	0	0	0	6,447
Noninterest income	57,704	46,784	20,967	(2,156)	123,299
Amortization of intangible assets	2,803	515	345	0	3,663
Other operating expenses	181,865	35,218	14,465	(2,156)	229,392
Income before income taxes	$114,756	$11,183	$6,278	$0	$132,217
Assets	$8,513,228	$35,011	$70,067	($65,637)	$8,552,669
Goodwill	$439,052	$8,019	$16,181	$0	$463,252

2014
Net interest income	$244,243	$92	$93	$0	$244,428
Provision for loan losses	7,178	0	0	0	7,178
Noninterest income	58,565	43,701	18,634	(1,880)	119,020
Amortization of intangible assets	3,438	647	202	0	4,287
Other operating expenses	178,472	32,846	12,855	(1,880)	222,293
Income before income taxes	$113,720	$10,300	$5,670	$0	$129,690
Assets	$7,463,379	$31,513	$15,635	($21,087)	$7,489,440
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

2013
Net interest income	$237,915	$101	$78	$0	$238,094
Provision for loan losses	7,992	0	0	0	7,992
Noninterest income	48,030	39,534	16,265	(1,649)	102,180
Amortization of intangible assets	3,569	662	238	0	4,469
Other operating expenses	175,139	31,049	12,247	(1,649)	216,786
Income before income taxes	$99,245	$7,924	$3,858	$0	$111,027
Assets	$7,070,866	$27,970	$13,259	($16,231)	$7,095,864
Goodwill	$364,495	$7,836	$2,660	$0	$374,991

90 of 105

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

91 of 105

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Community Bank System, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Buffalo, New York
February 29, 2016

92 of 105

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2015 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$64,989	$62,363	$61,228	$59,840	$248,420
Provision for loan losses	3,327	1,906	591	623	6,447
Net interest income after provision for loan losses	61,662	60,457	60,637	59,217	241,973
Noninterest income	33,148	31,386	29,719	29,046	123,299
Noninterest expenses	64,980	56,079	56,048	55,948	233,055
Income before income taxes	29,830	35,764	34,308	32,315	132,217
Income taxes	9,759	10,742	10,468	10,018	40,987
Net income	$20,071	$25,022	$23,840	$22,297	$91,230

Basic earnings per share	$0.48	$0.61	$0.58	$0.55	$2.21
Diluted earnings per share	$0.47	$0.60	$0.58	$0.54	$2.19

2014 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$61,756	$61,394	$61,170	$60,108	$244,428
Provision for loan losses	2,531	1,747	1,900	1,000	7,178
Net interest income after provision for loan losses	59,225	59,647	59,270	59,108	237,250
Noninterest income	29,928	31,072	29,666	28,354	119,020
Noninterest expenses	56,684	58,811	55,164	55,921	226,580
Income before income taxes	32,469	31,908	33,772	31,541	129,690
Income taxes	9,336	9,537	10,096	9,368	38,337
Net income	$23,133	$22,371	$23,676	$22,173	$91,353

Basic earnings per share	$0.57	$0.55	$0.58	$0.55	$2.24
Diluted earnings per share	$0.56	$0.54	$0.57	$0.54	$2.22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2015.

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

93 of 105

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2015 or through the date of this Annual Report on Form 10-K has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC on or about April 1, 2016 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

94 of 105

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
                      December 31, 2015 and 2014

-     Consolidated Statements of Income,
      Years ended December 31, 2015, 2014, and 2013

-     Consolidated Statements of Comprehensive Income,
      Years ended December 31, 2015, 2014, and 2013
-     Consolidated Statements of Changes in Shareholders' Equity,
                      Years ended December 31, 2015, 2014, and 2013

-     Consolidated Statement of Cash Flows,
                      Years ended December 31, 2015, 2014, and 2013

-     Notes to Consolidated Financial Statements,
                      December 31, 2015

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
                      Years ended December 31, 2015 and 2014 (unaudited)

(2)      Financial statement schedules.  Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

(3)      Exhibits.  The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

2.1
Agreement and Plan of Merger, dated as of August 2, 2006, by and among Community Bank System, Inc., Seneca Acquisition Corp., and ONB Corporation.  Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed on November 8, 2006 (Registration No. 001-13695).

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

95 of 105

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

2.10
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Community Bank System, Inc. and Oneida Financial Corp.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 25, 2015 (Registration No. 001-13695).

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

10.4
Employment Agreement, effective January 1, 2015, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 2, 2015 (Registration No. 001-13695).(2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

96 of 105

10.6
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

10.7
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.8
Employment Agreement, dated as of October 18, 2013, by and between Community Bank System, Inc., Community Bank N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.9
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.10
Employment Agreement, dated as of December 31, 2013, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 3, 2014 (Registration No. 001-13695).(2)

10.11
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.12
Employment Agreement, dated as of January 1, 2013, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on May 10, 2013 (Registration No. 001-13695).(2)

10.13
Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.14
Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.15
Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).(2)

10.16
2004 Long-Term Incentive Compensation Program, as to be amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695).(2)

10.17	2014 Long-Term Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 4, 2014 (Registration No. 001-13695).(2)

10.18	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

97 of 105

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

98 of 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
February 29, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2016.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Michael R. Kallet
Brian R. Ace, Director	Michael R. Kallet, Director

/s/ Mark J. Bolus	/s/ Edward S. Mucenski
Mark J. Bolus, Director	Edward S. Mucenski, Director

/s/ Nicholas A. DiCerbo	/s/ John Parente
Nicholas A. DiCerbo, Director and Chairman of the Board of Directors	John Parente, Director

/s/ Neil E. Fesette	/s/ Sally A. Steele
Neil E. Fesette, Director	Sally A. Steele, Director

/s/ James A. Gabriel	/s/ Eric E. Stickels
James A. Gabriel, Director	Eric E. Stickels, Director

/s/ James W. Gibson, Jr.	/s/ John F. Whipple, Jr.
James W. Gibson, Jr., Director	John F. Whipple Jr., Director

99 of 105