Form 10-Q
period 2016-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2016-05-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

    Commission File Number: 001-13695

 (Exact name of registrant as specified in its charter)

Delaware	16‑1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5790 Widewaters Parkway, DeWitt, New York	13214-1883
(Address of principal executive offices)	(Zip Code)
(315) 445‑2282
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
44,111,656 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2016.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2016 and December 31, 2015_________________________________________________________________	3

	Consolidated Statements of Income
	Three months ended March 31, 2016 and 2015___________________________________________________________	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2016 and 2015___________________________________________________________	5

	Consolidated Statement of Changes in Shareholders' Equity
	Three months ended March 31, 2016__________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2016 and 2015___________________________________________________________	7

	Notes to the Consolidated Financial Statements
	March 31, 2016__________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations_________________________	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk________________________________________________	40

Item 4.	Controls and Procedures___________________________________________________________________________	41

Part II.	Other Information

Item 1.	Legal Proceedings________________________________________________________________________________	42

Item 1A.	Risk Factors____________________________________________________________________________________	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds________________________________________________	42

Item 3.	Defaults Upon Senior Securities_____________________________________________________________________	42

Item 4.	Mine Safety Disclosures___________________________________________________________________________	43

Item 5.	Other Information________________________________________________________________________________	43

Item 6.	Exhibits________________________________________________________________________________________	43

Part I.   Financial Information
Item 1.  Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$138,513	$153,210
Available-for-sale investment securities (cost of $2,737,644 and $2,742,278, respectively)	2,870,736	2,808,113
Other securities, at cost	32,142	39,827
Loans held for sale, at fair value	339	932

Loans	4,821,172	4,801,375
Allowance for loan losses	(45,596)	(45,401)
Net loans	4,775,576	4,755,974

Goodwill, net	465,142	463,252
Core deposit intangibles, net	9,069	9,789
Other intangibles, net	10,670	11,105
Intangible assets, net	484,881	484,146

Premises and equipment, net	113,481	114,434
Accrued interest and fees receivable	29,830	25,904
Other assets	170,403	170,129

Total assets	$8,615,901	$8,552,669

Liabilities:
Noninterest-bearing deposits	$1,533,085	$1,499,616
Interest-bearing deposits	5,585,977	5,373,858
Total deposits	7,119,062	6,873,474

Borrowings	33,700	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,152	102,146
Accrued interest and other liabilities	160,322	135,102
Total liabilities	7,415,236	7,412,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 44,598,341 and 44,442,568 shares issued, respectively	44,598	44,443
Additional paid-in capital	531,357	528,015
Retained earnings	577,384	566,591
Accumulated other comprehensive income	61,287	19,235
Treasury stock, at cost (528,562 and 667,708 shares, respectively)	(13,961)	(17,637)
Total shareholders' equity	1,200,665	1,140,647

Total liabilities and shareholders' equity	$8,615,901	$8,552,669

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Interest and fees on loans	$51,650	$45,591
Interest and dividends on taxable investments	13,596	12,060
Interest on nontaxable investments	4,510	4,803
Total interest income	69,756	62,454

Interest expense:
Interest on deposits	1,894	1,800
Interest on borrowings	287	200
Interest on subordinated debt held by unconsolidated subsidiary trusts	694	614
Total interest expense	2,875	2,614

Net interest income	66,881	59,840
Provision for loan losses	1,341	623
Net interest income after provision for loan losses	65,540	59,217

Noninterest revenues:
Deposit service fees	13,734	12,470
Other banking services	1,579	1,055
Employee benefit services	12,011	11,075
Insurance revenues	5,841	399
Wealth management services	5,116	4,047
Total noninterest revenues	38,281	29,046

Noninterest expenses:
Salaries and employee benefits	39,138	31,029
Occupancy and equipment	7,663	7,395
Data processing and communications	8,412	6,990
Amortization of intangible assets	1,442	919
Legal and professional fees	2,516	1,746
Office supplies and postage	1,778	1,580
Business development and marketing	2,013	1,564
FDIC insurance premiums	1,101	989
Acquisition expenses	77	395
Other expenses	3,529	3,341
Total noninterest expenses	67,669	55,948

Income before income taxes	36,152	32,315
Income taxes	11,749	10,018
Net income	$24,403	$22,297

Basic earnings per share	$0.55	$0.55
Diluted earnings per share	$0.55	$0.54
Cash dividends declared per share	$0.31	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015

Pension and other post-retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$375	$363
Tax effect	(144)	(140)
Amortization of actuarial losses included in net periodic pension cost, net	231	223

Amortization of prior service cost included in net periodic pension cost, gross	(34)	(43)
Tax effect	13	16
Amortization of prior service cost included in net periodic pension cost, net	(21)	(27)

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	210	196

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	67,257	31,389
Tax effect	(25,415)	(13,372)
Net unrealized holding gains arising during period, net	41,842	18,017

Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	41,842	18,017

Other comprehensive income, net of tax	42,052	18,213
Net income	24,403	22,297
Comprehensive income	$66,455	$40,510

	As of
	March 31, 2016	December 31, 2015
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(34,006)	$(34,347)
Tax effect	12,933	13,064
Net unrealized loss for pension and other post-retirement obligations	(21,073)	(21,283)

Unrealized gain on available-for-sale securities	133,092	65,835
Tax effect	(50,732)	(25,317)
Net unrealized gain on available-for-sale securities	82,360	40,518

Accumulated other comprehensive income	$61,287	$19,235

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2016
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2015	43,774,860	$44,443	$528,015	$566,591	$19,235	$(17,637)	$1,140,647

Net income				24,403			24,403

Other comprehensive income, net of tax					42,052		42,052

Cash dividends declared:
Common, $0.31 per share				(13,610)			(13,610)

Common stock issued under
employee stock plan,
including tax benefits of $594	155,773	155	777				932

Stock-based compensation			1,219				1,219

Treasury stock issued to benefit plan	139,146		1,346			3,676	5,022

Balance at March 31, 2016	44,069,779	$44,598	$531,357	$577,384	$61,287	$(13,961)	$1,200,665

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$24,403	$22,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,556	3,247
Amortization of intangible assets	1,442	919
Net accretion on securities, loans and borrowings	(911)	(595)
Stock-based compensation	1,219	1,151
Provision for loan losses	1,341	623
Amortization of mortgage servicing rights	131	104
Income from bank-owned life insurance policies	(355)	(273)
Net (gain) loss on sale of loans and other assets	(68)	176
Change in other assets and liabilities	(5,465)	(5,635)
Net cash provided by operating activities	25,293	22,014
Investing activities:
Proceeds from maturities of available-for-sale investment securities	18,894	36,670
Proceeds from maturities of other investment securities	12,297	6,404
Purchases of available-for-sale investment securities	(12,255)	(153,211)
Purchases of other securities	(4,612)	0
Net change in loans	(22,031)	70,013
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(575)	0
Purchases of premises and equipment, net	(2,639)	(3,321)
Net cash used in investing activities	(10,921)	(43,445)
Financing activities:
Net change in deposits	245,588	191,283
Net change in borrowings, net of payments of $0 and $0	(267,600)	(142,300)
Issuance of common stock	932	2,941
Purchases of treasury stock	0	(9,125)
Sales of treasury stock	5,022	2,247
Cash dividends paid	(13,605)	(12,174)
Tax benefits from share-based payment arrangements	594	696
Net cash (used in)/provided by financing activities	(29,069)	33,568
Change in cash and cash equivalents	(14,697)	12,137
Cash and cash equivalents at beginning of period	153,210	138,396
Cash and cash equivalents at end of period	$138,513	$150,533

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,863	$2,642
Cash paid for income taxes	7,065	5,707

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	13,610	12,306
Transfers from loans to other real estate	390	521

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2016 is unaudited; however, in the opinion of Community Bank System, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles ("GAAP").  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On January 4, 2016, the Company, through its subsidiary, CBNA Insurance Agency, Inc.("CBNA Insurance"), completed its acquisition of WJL Agencies Inc. doing business as The Clark Insurance Agencies ("WJL"), an insurance agency operating in Canton, New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, Community Bank, N.A. ("CBNA" or "the Bank") added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup NY, Inc. ("OneGroup") and Oneida Wealth Management, Inc. ("OWM") as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2016, the carrying amount of other assets decreased by $0.9 million and other liabilities increased by $0.7 million as a result of adjustments made to fair value estimates recorded for the Oneida acquisition. Other assets decreased as a result of new information obtained related to the fair value calculation of loans partially offset by a decrease in the fair value adjustment made to accounts receivable for uncollectible accounts as actual cash receipts exceeded anticipated cash receipts.  Other liabilities increased as a result of updated information related to deferred taxes.  Goodwill increased $1.6 million as a result of these changes in fair value estimates.

The above referenced acquisitions expanded the Company's geographical presence in New York and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

(000s omitted)	2016	2015
Consideration paid :
Cash	$575	$56,266
Community Bank System, Inc. common stock	0	102,202
Total net consideration paid	575	158,468
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	81,772
Investment securities	0	225,729
Loans	0	399,422
Premises and equipment	0	22,212
Accrued interest receivable	0	1,133
Other assets	0	26,529
Core deposit intangibles	0	2,570
Other intangibles	288	9,994
Deposits	0	(699,241)
Other liabilities	0	(1,333)
Total identifiable assets, net	288	68,787
Goodwill	$287	$89,681

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each loan were determined using an estimate of credit losses and an estimated rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the "accretable yield" and is recognized into interest income over the remaining lives of the acquired loans.

The following is a summary of the loans acquired from Oneida at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-impaired	Acquired
(000s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$5,138	$484,937	$490,075
Contractual cash flows not expected to be collected	(1,977)	(4,833)	(6,810)
Expected cash flows at acquisition	3,161	480,104	483,265
Interest component of expected cash flows	(341)	(83,502)	(83,843)
Fair value of acquired loans	$2,820	$396,602	$399,422

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates' expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the Oneida acquisition and the other intangibles related to WJL are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking and All Other segments for the Oneida acquisition and the All Other Segment for WJL.  Goodwill arising from the Oneida acquisition is not deductible for tax purposes.  Goodwill arising from the WJL acquisition is deductible for tax purposes

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.1 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Oneida acquisition had been completed as of January 1, 2015 for the three months ended March 31, 2015.  The pro forma information does not include amounts related to WJL as the amounts were immaterial and financial information is not readily available. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the years presented, nor is it indicative of the Company's future results. Furthermore, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company's policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Oneida combined with the Company's consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments; and (b) amortization of customer lists and core deposit intangibles.  Acquisition-related expenses totaling $0.4 million are excluded from the pro forma information for the three months ended March 31, 2015.

(000's omitted)	Pro Forma (Unaudited) Three Months Ended March 31, 2015
Total revenue, net of interest expense	$102,943
Net income	24,298

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 56 through 61 of the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.

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

Acquired Impaired Loans
Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under Accounting Standards Codification ("ASC") 310-30.  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loans to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount.

Acquired Non-impaired Loans
Acquired loans that do not meet the requirements under ASC 310-30 are considered acquired non-impaired loans. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to net interest income (or expense) over the loan's remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans are consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan's unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan loss is recognized.

Allowance for Loan Losses
Management continually evaluates the credit quality of the Company's loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis.  The allowance reflects management's best estimate of probable losses inherent in the loan portfolio.  Determination of the allowance is subjective in nature and requires significant estimates.   The Company's allowance methodology consists of two broad components - general and specific loan loss allocations.

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending; consumer direct; consumer indirect; home equity; and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management's periodic evaluation of factors previously mentioned.

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2016.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York ("Federal Reserve") and Federal Home Loan Bank of New York ("FHLB").

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

The Company conducts an assessment of all securities in an unrealized loss position to determine if other-than-temporary impairment ("OTTI") exists on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  The OTTI assessment considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about, and expectations of, future performance, and relevant independent industry research, analysis and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment.  The assessment of whether an OTTI decline exists is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity and involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The implied fair value of a reporting unit's goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.

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

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2017.  The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all companies in any interim or annual period. The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period.  The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This guidance requires certain amendments to be applied through a cumulative-effect adjustment to equity as of the beginning of the fiscal period in which the guidance is adopted while other amendments are required to be applied retrospectively or prospectively.  This ASU is effective for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.   The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,868,429	$95,114	$0	$1,963,543	$1,866,819	$35,186	$2,027	$1,899,978
Obligations of state and political subdivisions	632,114	30,283	5	662,392	640,455	26,487	59	666,883
Government agency mortgage-backed securities	208,300	7,500	529	215,271	205,220	6,906	1,261	210,865
Corporate debt securities	16,639	55	10	16,684	16,672	66	58	16,680
Government agency collateralized mortgage obligations	11,911	525	0	12,436	12,862	446	0	13,308
Marketable equity securities	251	178	19	410	250	163	14	399
Total available-for-sale portfolio	$2,737,644	$133,655	$563	$2,870,736	$2,742,278	$69,254	$3,419	$2,808,113

Other Securities:
Federal Home Loan Bank common stock	7,258			7,258	$19,317			$19,317
Federal Reserve Bank common stock	20,663			20,663	16,050			16,050
Other equity securities	4,221			4,221	4,460			4,460
Total other securities	$32,142			$32,142	$39,827			$39,827

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2016
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	1	$72	$0	2	$755	$5	3	$827	$5
Government agency mortgage-backed securities	9	6,470	17	19	30,167	512	28	36,637	529
Corporate debt securities	0	0	0	1	2,743	10	1	2,743	10
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	82	19	0	0	0	1	82	19
Total available-for-sale/investment portfolio	11	$6,624	$36	24	$33,668	$527	35	$40,292	$563

As of December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	9	$353,844	$2,027	0	$0	$0	9	$353,844	$2,027
Obligations of state and political subdivisions	18	8,804	34	2	735	25	20	9,539	59
Government agency mortgage-backed securities	17	24,178	161	19	30,103	1,100	36	54,281	1,261
Corporate debt securities	1	3,024	0	1	2,710	58	2	5,734	58
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	87	14	0	0	0	1	87	14
Total available-for-sale/investment portfolio	46	$389,937	$2,236	24	$33,551	$1,183	70	$423,488	$3,419

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Corporation ("FHLMC"), which are currently rated AAA by Moody's Investor Services, AA+ by Standard & Poor's and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2016 represents OTTI.

The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$42,379	$42,646
Due after one through five years	732,229	765,044
Due after five years through ten years	1,515,627	1,594,586
Due after ten years	226,947	240,343
Subtotal	2,517,182	2,642,619
Government agency mortgage-backed securities	208,300	215,271
Government agency collateralized mortgage obligations	11,911	12,436
Total	$2,737,393	$2,870,326

NOTE E:  LOANS

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:
	March 31,	December 31,
(000's omitted)	2016	2015
Consumer mortgage	$1,777,792	$1,769,754
Business lending	1,509,421	1,497,271
Consumer indirect	941,151	935,760
Consumer direct	189,535	195,076
Home equity	403,273	403,514
Gross loans, including deferred origination costs	4,821,172	4,801,375
Allowance for loan losses	(45,596)	(45,401)
Loans, net of allowance for loan losses	$4,775,576	$4,755,974

The outstanding balance related to credit impaired acquired loans was $8.3 million and $8.5 million at March 31, 2016 and December 31, 2015, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)
Balance at December 31, 2015	$810
Accretion recognized, year-to-date	(140)
Net reclassification to accretable from non-accretable	43
Balance at March 31, 2016	$713

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company's past due loans, by class as of March 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$8,452	$1,214	$11,642	$21,308	$1,574,883	$1,596,191
Business lending	2,560	46	6,417	9,023	1,245,975	1,254,998
Consumer indirect	7,793	183	0	7,976	892,160	900,136
Consumer direct	858	53	1	912	173,868	174,780
Home equity	724	341	1,985	3,050	301,148	304,198
Total	$20,387	$1,837	$20,045	$42,269	$4,188,034	$4,230,303

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,098	$342	$1,884	$3,324	$0	$178,277	$181,601
Business lending	129	0	1,420	1,549	7,174	245,700	254,423
Consumer indirect	126	0	0	126	0	40,889	41,015
Consumer direct	122	6	13	141	0	14,614	14,755
Home equity	425	142	403	970	0	98,105	99,075
Total	$1,900	$490	$3,720	$6,110	$7,174	$577,585	$590,869

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company's past due loans by class as of December 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$10,482	$1,411	$11,394	$23,287	$1,558,171	$1,581,458
Business lending	4,442	126	5,381	9,949	1,223,679	1,233,628
Consumer indirect	11,575	102	0	11,677	878,662	890,339
Consumer direct	1,414	51	1	1,466	176,585	178,051
Home equity	1,093	111	2,029	3,233	297,012	300,245
Total	$29,006	$1,801	$18,805	$49,612	$4,134,109	$4,183,721

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,373	$394	$1,396	$3,163	$0	$185,133	$188,296
Business lending	535	0	1,186	1,721	7,299	254,623	263,643
Consumer indirect	245	0	0	245	0	45,176	45,421
Consumer direct	140	0	14	154	0	16,871	17,025
Home equity	636	0	327	963	0	102,306	103,269
Total	$2,929	$394	$2,923	$6,246	$7,299	$604,109	$617,654

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company's primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as "pass", "special mention",  "classified", or "doubtful".  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  In general, the following are the definitions of the Company's credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2016			December 31, 2015
(000's omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,049,441	$202,571	$1,252,012	$1,048,364	$219,374	$1,267,738
Special mention	133,939	27,315	161,254	124,768	20,007	144,775
Classified	71,528	17,363	88,891	60,181	16,963	77,144
Doubtful	90	0	90	315	0	315
Acquired impaired	0	7,174	7,174	0	7,299	7,299
Total	$1,254,998	$254,423	$1,509,421	$1,233,628	$263,643	$1,497,271

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,583,335	$899,953	$174,726	$301,872	$2,959,886
Nonperforming	12,856	183	54	2,326	15,419
Total	$1,596,191	$900,136	$174,780	$304,198	$2,975,305

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$179,375	$41,015	$14,736	$98,530	$333,656
Nonperforming	2,226	0	19	545	2,790
Total	$181,601	$41,015	$14,755	$99,075	$336,446

The following table details the balances in all other loan categories at December 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,568,653	$890,237	$177,999	$298,105	$2,934,994
Nonperforming	12,805	102	52	2,140	15,099
Total	$1,581,458	$890,339	$178,051	$300,245	$2,950,093

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$186,506	$45,421	$17,011	$102,942	$351,880
Nonperforming	1,790	0	14	327	2,131
Total	$188,296	$45,421	$17,025	$103,269	$354,011

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of March 31, 2016 and December 31, 2015 follows:

	March 31,	December 31,
(000's omitted)	2016	2015
Loans with allowance allocation	$1,765	$0
Loans without allowance allocation	2,068	2,376
Carrying balance	3,833	2,376
Contractual balance	5,094	3,419
Specifically allocated allowance	340	0

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring ("TDR") has occurred, which is when, for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency ("OCC"), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three months ended March 31, 2016 and 2015 was immaterial.

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

Information regarding TDRs as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016						December 31, 2015
(000's omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	40	$1,796	45	$2,162	85	$3,958	37	$1,472	54	$2,486	91	$3,958
Business lending	8	202	5	718	13	920	8	217	6	737	14	954
Consumer indirect	0	0	78	789	78	789	0	0	77	691	77	691
Consumer direct	0	0	12	26	12	26	0	0	32	37	32	37
Home equity	13	200	12	244	25	444	10	203	14	301	24	504
Total	61	$2,198	152	$3,939	213	$6,137	55	$1,892	183	$4,252	238	$6,144

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2016 and 2015.  Of the loans noted in the table below, all loans for the three months ended March 31, 2016 and 2015 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	4	$266	4	$213
Business lending	0	0	0	0
Consumer indirect	12	238	7	101
Consumer direct	0	0	1	4
Home equity	1	0	1	15
Total	17	$504	13	$333

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(88)	(210)	(1,854)	(462)	(57)	0	0	(2,671)
Recoveries	45	136	1,114	221	9	0	0	1,525
Provision	(7)	1,020	652	119	(38)	(322)	(83)	1,341
Ending balance	$10,148	$16,695	$12,334	$2,875	$2,580	$879	$85	$45,596

	Three Months Ended March 31, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(443)	(133)	(1,427)	(345)	(66)	0	0	(2,414)
Recoveries	21	82	1,152	193	7	0	0	1,455
Provision	369	(331)	(23)	(52)	21	616	23	623
Ending balance	$10,233	$15,405	$11,246	$2,879	$2,663	$2,383	$196	$45,005

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$39,688	$(30,619)	$9,069	$39,688	$(29,899)	$9,789
Other intangibles	17,853	(7,183)	10,670	17,565	(6,460)	11,105
Total amortizing intangibles	$57,541	$(37,802)	$19,739	$57,253	$(36,359)	$20,894

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2016	$4,037
2017	4,412
2018	3,566
2019	2,782
2020	2,119
Thereafter	2,823
Total	$19,739

Shown below are the components of the Company's goodwill at December 31, 2015 and March 31, 2016:

(000's omitted)	December 31, 2015	Activity	March 31, 2016
Goodwill	$468,076	$1,890	$469,966
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$463,252	$1,890	$465,142

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.20%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.16%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  No contributions to the defined benefit pension plan are required or planned for 2016.

The net periodic benefit cost for the three months ended March 31, 2016 and 2015 is as follows:
	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2016	2015	2016	2015
Service cost	$1,026	$831	$0	$0
Interest cost	1,406	1,375	20	22
Expected return on plan assets	(2,960)	(3,042)	0	0
Amortization of unrecognized net loss	377	366	(1)	(3)
Amortization of prior service cost	11	2	(45)	(45)
Net periodic benefit cost	$(140)	$(468)	$(26)	$(26)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2016.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2016, compared to approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2015 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2016	2015
Net income	$24,403	$22,297
Income attributable to unvested stock-based compensation awards	(89)	(100)
Income available to common shareholders	$24,314	$22,197

Weighted-average common shares outstanding – basic	43,863	40,659
Basic earnings per share	$0.55	$0.55

Net income	$24,403	$22,297
Income attributable to unvested stock-based compensation awards	(89)	(100)
Income available to common shareholders	$24,314	$22,197

Weighted-average common shares outstanding – basic	43,863	40,659
Assumed exercise of stock options	333	405
Weighted-average common shares outstanding – diluted	44,196	41,064
Diluted earnings per share	$0.55	$0.54

Stock Repurchase Program
At its December 2015 meeting, the Company's Board of Directors (the "Board") approved a new repurchase program authorizing the repurchase of up to 2.2 million shares of the Company's common stock, in accordance with securities laws and regulations, through December 31, 2016.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.  The Company did not repurchase any shares under the authorized plan during the first three months of 2016.

NOTE J:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company's normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.  The fair value of the standby letters of credit is immaterial for disclosure.

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	March 31, 2016	December 31, 2015
Commitments to extend credit	$816,468	$811,442
Standby letters of credit	19,370	19,053
Total	$835,838	$830,495

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The United States District Court for the Middle District of Pennsylvania issued an order of final judgment and dismissal on March 31, 2016, granting final approval of the settlement reached in the two related class actions, which were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases alleged, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  The settlement, which was resolved through mediation in September 2014, provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. The litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.

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

	March 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,963,543	$0	$0	$1,963,543
Obligations of state and political subdivisions	0	662,392	0	662,392
Government agency mortgage-backed securities	0	215,271	0	215,271
Corporate debt securities	0	16,684	0	16,684
Government agency collateralized mortgage obligations	0	12,436	0	12,436
Marketable equity securities	410	0	0	410
Total available-for-sale investment securities	1,963,953	906,783	0	2,870,736
Mortgage loans held for sale	0	339	0	339
Commitments to originate real estate loans for sale	0	0	282	282
Forward sales commitments	0	(46)	0	(46)
Total	$1,963,953	$907,076	$282	$2,871,311

	December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,899,978	$0	$0	$1,899,978
Obligations of state and political subdivisions	0	666,883	0	666,883
Government agency mortgage-backed securities	0	210,865	0	210,865
Corporate debt securities	0	16,680	0	16,680
Government agency collateralized mortgage obligations	0	13,308	0	13,308
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	1,900,377	907,736	0	2,808,113
Mortgage loans held for sale	0	932	0	932
Commitments to originate real estate loans for sale	0	0	117	117
Forward sales commitments	0	(37)	0	(37)
Total	$1,900,377	$908,631	$117	$2,809,125

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available-for-sale investment securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security's terms and conditions, are observable.  See Note D for further disclosure of the fair value of investment securities.

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company's consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2016 was approximately $0.3 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2016	2015
(000's omitted)	Commitments to Originate	Commitments to Originate
	Real Estate	Real Estate
	Loans for Sale	Loans for Sale
Beginning balance	$117	$185
Total (losses)/gains included in earnings (1)	(117)	(185)
Commitments to originate real estate loans held for sale, net	282	152
Ending balance	$282	$152

(1)	Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as component of other banking services in the Consolidated Statement of Income.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2016				December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,280	$2,280	$0	$0	$1,765	$1,765
Other real estate owned	0	0	2,031	2,031	0	0	2,088	2,088
Total	$0	$0	$4,311	$4,311	$0	$0	$3,853	$3,853

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

Other real estate owned ("OREO") is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the customer and customer's business. Such discounts are significant, ranging from 10% to 74% at March 31, 2016 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at March 31, 2016.

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

(000's omitted)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,031	Fair Value of Collateral	Estimated cost of disposal/market adjustment	10.0% - 74.0% (31.4%)
Impaired loans	2,280	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9% - 40% (25.8%)
Commitments to originate real estate loans for sale	282	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range(Weighted Average)
Other real estate owned	$2,088	Fair value of collateral	Estimated cost of disposal/market adjustment	5.3% - 74.0% (27.7%)
Impaired loans	1,765	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 20.0% (17.9%)
Commitments to originate real estate loans for sale	117	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company's other financial instruments that are not accounted for at fair value at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,775,576	$4,839,485	$4,755,974	$4,808,856
Financial liabilities:
Deposits	7,119,062	7,117,700	6,873,474	6,871,098
Borrowings	33,700	33,700	301,300	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,152	84,144	102,146	84,680

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at March 31, 2016.  The effect of the changes to these derivatives for the three months then ended was also immaterial.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the "chief operating decision maker" in deciding how to allocate resources and assess performance.  The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking and Employee Benefit Services as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in northern, central, and western New York as well as northeastern Pennsylvania.  Employee Benefit Services, which includes Benefit Plans Administrative Services LLC, BPAS Actuarial and Pension Services LLC (formerly Harbridge Consulting Group, LLC), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of; (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc. ("CISI"), OWM, and the Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup and CBNA Insurance.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Net interest income	$66,798	$40	$43	$0	$66,881
Provision for loan losses	1,341	0	0	0	1,341
Noninterest revenues	15,313	12,390	11,144	(566)	38,281
Amortization of intangible assets	719	116	607	0	1,442
Other operating expenses	48,530	9,447	8,816	(566)	66,227
Income before income taxes	$31,521	$2,867	$1,764	$0	$36,152
Assets	$8,546,646	$38,535	$69,385	$(38,665)	$8,615,901
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

Three Months Ended March 31, 2015
Net interest income	$59,785	$29	$26	$0	$59,840
Provision for loan losses	623	0	0	0	623
Noninterest revenues	13,524	11,353	4,633	(464)	29,046
Amortization of intangible assets	739	133	47	0	919
Other operating expenses	43,819	8,451	3,223	(464)	55,029
Income before income taxes	$28,128	$2,798	$1,389	$0	$32,315
Assets	$7,549,811	$32,206	$16,329	$(22,307)	$7,576,039
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the "Company" or "CBSI") as of and for the three months ended March 31, 2016 and 2015, although in some circumstances the fourth quarter of 2015 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 25.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term "this year" and equivalent terms refers to results in calendar year 2016, "last year" and equivalent terms refer to calendar year 2015, "first quarter" refers to the three months ended March 31, and earnings per share ("EPS") figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 40.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles ("GAAP"), but also reflects management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance.  It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include:

•
Acquired loans – Acquired loans are initially recorded at their acquisition date fair values based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values, and discount rate.

Acquired loans deemed impaired at acquisition are recorded in accordance with ASC 310-30.  The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount.  The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount, which represents estimated future credit losses and other contractually required payments that the Company does not expect to collect.  Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses.  Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan, and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, for loans collectively evaluated for impairment, the Company compares the net realizable value of the loans to the carrying value.  The carrying value represents the net of the loan's unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized.  For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

•
Allowance for loan losses – The allowance for loan losses reflects management's best estimate of probable loan losses in the Company's loan portfolio.  Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company's ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders' equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired ("OTTI").  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities and consequently has not used the held-to-maturity classification since.

•
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs, and the expected return on plan assets.

•
Intangible assets – As a result of acquisitions, the Company carries goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred.  Should impairment occur, goodwill will be reduced to its carrying value through a charge to earnings.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company's results of operations.

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 56-61 of the most recent Form 10-K (fiscal year ended December 31, 2015) filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The Company's banking subsidiary is Community Bank, N.A. (the "Bank" or "CBNA").

The Company's core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and improve efficiencies.

Significant factors reviewed by management to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest revenues, noninterest expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of specific product lines and customers, liquidity and interest rate sensitivity, enhancements to customer products and services and their underlying performance characteristics, technology advancements, market share, peer comparisons, and the performance of acquisition activities.

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, the Bank added 12 branch locations in the New York State counties of Oneida and Madison and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired, among others, OneGroup NY, Inc. ("OneGroup") and Oneida Wealth Management ("OWM") as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses.

Current year first quarter net income increased $2.1 million compared to the comparable 2015 timeframe.  Earnings per share of $0.55 for the first quarter were $0.01 above the first quarter of 2015.  The higher net income was due to increases in net interest income and noninterest revenues, partially offset by a higher provision for loan losses, increased noninterest expenses and a higher effective income tax rate.

The growth in loans and deposits was evident as balances showed increases in both the average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2015.  The increases were a result of the Oneida acquisition late in the fourth quarter of 2015 and solid organic growth.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities continue.  The low-rate environment has meant higher rate interest-earning assets continue to be replaced with lower rate assets, although that has moderated over the last year due to low rates being in effect for an extended period of time.  The continued decline in the cost of funds is a result of a larger proportion of deposits coming from lower rate and noninterest-bearing accounts, instead of higher cost borrowings.

Asset quality in the first quarter of 2016 remained stable and favorable in comparison to averages for peer financial organizations.  First quarter net charge-off, nonperforming loan, and delinquent loan ratios were comparable to those experienced in the first quarter of 2015 and better than long-term historical averages.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $24.4 million was up $2.1 million, or 9.4%, as compared to the first quarter of 2015.  Earnings per share of $0.55 for the first quarter was one cent greater than was generated in the first quarter of 2015.  The increases are primarily due to the effect of the Oneida acquisition.

As reflected in Table 1, first quarter net interest income of $66.9 million was up $7.0 million, or 11.8%, from the comparable prior year period.  The quarterly improvement resulted from an increase in interest-earning assets, primarily from the Oneida acquisition as well as from solid organic loan growth and investment purchases made during 2015, which more than offset the decrease in the net interest margin.

The provision for loan losses for the current first quarter increased $0.7 million as compared to the prior year first quarter, reflective of changes in certain asset quality metrics and growth of the loan portfolio.

First quarter noninterest revenues were $38.3 million, an increase of $9.2 million, or 31.8%, from the first quarter of 2015.  The increase was a result of adding OneGroup as part of the Oneida acquisition as well as revenue growth generated by the Company's other financial services subsidiaries, and increased revenues from banking sources as a result of the larger branch network.

Noninterest expenses of $67.7 million for the first quarter resulted in an increase of $11.7 million, or 21.0%, from the prior year first quarter.  Excluding acquisition-related expenses, first quarter 2016 operating expenses were $12.0 million, or 21.7%, higher than one year earlier, resulting from operating a larger franchise, principally due to the Oneida acquisition.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2016	2015
Net interest income	$66,881	$59,840
Provision for loan losses	1,341	623
Noninterest revenues	38,281	29,046
Noninterest expenses	67,669	55,948
Income before income taxes	36,152	32,315
Income taxes	11,749	10,018
Net income	$24,403	$22,297

Diluted weighted average common shares outstanding	44,356	41,247
Diluted earnings per share	$0.55	$0.54

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments, and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the yield on earning assets and the cost of interest-bearing funds.

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter totaled $69.4 million, an increase of $6.5 million, or 10.3%, from the same period last year.  The increase resulted from a $945.7 million increase in average interest-earning assets, partially offset by a 16-basis point decrease in the net interest margin and a $723.4 million increase in average interest-bearing liabilities.  As reflected in Table 3, the first quarter volume increase in interest-earning assets combined with the rate decrease on interest-bearing liabilities had a $9.1 million favorable impact on net interest income, while the rate decrease on interest-earning assets and volume increase in interest-bearing liabilities had a $2.7 million unfavorable impact on net interest income.

The lower net interest margin for the first quarter of 2016 as compared to the first quarter of 2015 was the result of the average yield on interest-earning assets decreasing 17 basis points while the average rate on interest-bearing liabilities decreased one basis point.  Declining asset yields outweighed the positive effect that the reduction of funding costs had on the net interest margin.

The average yield on earning assets decreased as the average yields for loans and investments continue to decline.  For the first quarter the average yield on loans decreased 12 basis points compared to the  prior year period while the average yield on investments, including cash equivalents, declined 25 basis points.  The decline in the loan yield was principally due to yields on new loan volume being below interest rates on the overall portfolio given the continued low-rate environment. The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.

The average rate on interest-bearing liabilities dropped slightly as the decline in the average rate for interest-bearing deposits was partially offset by an increase in the average rate on borrowings.  The average rate on interest-bearing deposits decreased two basis points for the first quarter while the average rate on borrowings increased 32 basis points when compared to the prior year first quarter.  The decrease in the average rate of interest-bearing deposits was reflective of our ability to manage core deposit funding, including seasonal growth in municipal funds.  The increase in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component as well as increased costs resulting from the 25 basis-point rate increase in the Federal Funds rate in late 2015.  The growth in deposits has allowed the Company to efficiently replace almost all of its interest rate sensitive FHLB overnight borrowings by quarter end.

The average balance of investments, including cash equivalents, increased $323.9 million for the quarter as compared to the corresponding prior year period.  This growth was the result of U.S. Treasury securities purchased during the first and second quarters of 2015 in anticipation of the expected liquidity from the Oneida transaction.  Average loan balances increased $621.8 million for the quarter as compared to the prior year, with $393.9 million of the increase due to the Oneida acquisition, with the remainder coming from organic loan growth in all lending portfolios.

The quarterly increase in average interest-bearing deposits of $754.3 million was primarily a result of the Oneida transaction, which added $588.3 million, as well as the addition of new customers and growth in the balances of existing accounts.  The average borrowing balance decreased $30.8 million for the quarter, and was reflective of the decrease in overnight FHLB borrowings due to the net liquidity from the Oneida transaction and additional funding from deposit growth.

Tables 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis ("FTE") using marginal income tax rates of 38.2% and 38.4% in 2016 and 2015, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan fees and costs as well as accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$22,355	$26	0.47%	$18,080	$9	0.20%
Taxable investment securities (1)	2,172,983	13,570	2.51%	1,845,295	12,127	2.67%
Nontaxable investment securities (1)	603,297	6,931	4.62%	611,330	7,379	4.90%
Loans (net of unearned discount)(2)	4,812,575	51,753	4.33%	4,190,823	46,024	4.45%
Total interest-earning assets	7,611,210	72,280	3.82%	6,665,528	65,539	3.99%
Noninterest-earning assets	993,054			823,651
Total assets	$8,604,264			$7,489,179

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,666,174	1,029	0.09%	$3,940,836	883	0.09%
Time deposits	792,099	865	0.44%	763,167	917	0.49%
Borrowings	296,964	981	1.33%	327,791	814	1.01%
Total interest-bearing liabilities	5,755,237	2,875	0.20%	5,031,794	2,614	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,527,585			1,319,499
Other liabilities	144,196			129,492
Shareholders' equity	1,177,246			1,008,394
Total liabilities and shareholders' equity	$8,604,264			$7,489,179

Net interest earnings		$69,405			$62,925

Net interest spread			3.62%			3.78%
Net interest margin on interest-earning assets			3.67%			3.83%

Fully tax-equivalent adjustment		$2,524			$3,085

(1)
Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that are reflected as a component of noninterest-earning assets, shareholders' equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended March 31, 2016
	versus March 31, 2015
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	$2	$15	$17
Taxable investment securities	2,069	(626)	1,443
Nontaxable investment securities	(96)	(352)	(448)
Loans	6,704	(975)	5,729
Total interest-earning assets (2)	9,043	(2,302)	6,741

Interest paid on:
Interest checking, savings and money market deposits	160	(14)	146
Time deposits	34	(86)	(52)
Borrowings	568	(401)	167
Total interest-bearing liabilities (2)	365	(104)	261

Net interest earnings (2)	8,682	(2,202)	6,480

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company's sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by Benefit Plans Administrative Services LLC); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services, Inc. ("CISI") and OWM) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup and CBNA Insurance Agency, Inc.).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000's omitted)	2016	2015
Deposit service fees	$13,734	$12,470
Employee benefit services	12,011	11,075
Wealth management services	5,116	4,047
Insurance revenues	5,841	399
Other banking services	1,121	579
Mortgage banking	458	476
Total noninterest revenues	$38,281	$29,046

Noninterest revenues/operating revenues (FTE basis) (1)	35.5%	31.6%

(1)	For purposes of this ratio operating income is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues.

As displayed in Table 4, noninterest revenues were $38.3 million in the first quarter of 2016.  This represents an increase of $9.2 million, or 31.8%, for the quarter in comparison to the same 2015 timeframe, as the Oneida acquisition helped produce growth in both financial services revenues and banking revenues.

General recurring banking noninterest revenue of $14.9 million for the first quarter of 2016 was up $1.8 million, or 13.8%, as compared to the corresponding prior year period.  This increase was primarily driven by an expanded customer base following the Oneida transaction and growth in debit card-related revenue as well as non-recurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.

Residential mortgage banking income, which totaled $0.5 million for the first quarter of 2016, was down slightly as compared to the first quarter of 2015.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $5.6 million in the first quarter of 2016 compared to $8.5 million in the first quarter of 2015.  Residential mortgage loans held for sale at March 31, 2016 totaled $0.3 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.9 million, or 8.5%, for the three months ended March 31, 2016 as compared to the prior year period despite challenging market conditions.  This business benefited from new customer generation and expanded service offerings, while approximately one-third of the growth related to activity acquired from Oneida.  Wealth management and insurance services revenues for the first quarter of 2016 were up $6.5 million as compared to the comparable time period of 2015 primarily due to acquiring Oneida Wealth Mangagement and OneGroup in the Oneida transaction as well as solid growth from CISI and trust services.

The ratio of noninterest revenues to total revenues (FTE basis) was 35.5% for the quarter versus 31.6% for the equivalent period of 2015.  The increase is a function of a 31.8% increase in non-interest income while net interest income (FTE basis) increased at a lesser 10.3% rate.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2016	2015
Salaries and employee benefits	$39,138	$31,029
Occupancy and equipment	7,663	7,395
Data processing and communications	8,412	6,990
Amortization of intangible assets	1,442	919
Legal and professional fees	2,516	1,746
Office supplies and postage	1,778	1,580
Business development and marketing	2,013	1,564
FDIC insurance premiums	1,101	989
Acquisition expenses	77	395
Other	3,529	3,341
Total noninterest expenses	$67,669	$55,948

Operating expenses(1)/average assets	3.09%	2.96%
Efficiency ratio(2)	61.4%	59.4%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles and litigation settlement.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues.

As shown in Table 5, noninterest expenses were $67.7 million for the first quarter, an increase of $11.7 million, or 21.0%, from the prior year period.  Included in first quarter 2016 operating expenses are $0.3 million less acquisition expenses than the corresponding 2015 period.  Salaries and employee benefits increased $8.1 million, or 26.1%, for the first quarter period as compared to the comparable period of 2015.  The main drivers of the increase were an increase in average full-time equivalent employees due to the Oneida acquisition, and annual merit-based personnel cost increases.  The remaining change to quarterly operating expenses can be attributed to occupancy and equipment (up $0.3 million), legal and professional (up $0.8 million for the quarter), other expenses (up $0.5 million for the quarter), amortization of intangible assets (up $0.5 million for the quarter), data processing and communications (up $1.4 million for the quarter), and business development and marketing (up $0.4 million), all primarily a result of additional costs associated with acquired Oneida business activities.

The Company's efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by net interest income (FTE)) was 61.4% for the first quarter, 2.0 percentage points unfavorable to the comparable quarter of 2015.  This resulted from operating expenses (as described above) increasing 21.1% while higher FTE-adjusted net interest income and growth in noninterest revenues resulted in operating income increasing by a smaller 17.1%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 13 basis points versus the prior year quarter.  Operating expenses (as defined above) increased 21.1% for the quarter while average assets increased at a slower 14.9% rate. Both ratios were impacted by the Oneida acquisition, whose business operations are more heavily weighted towards financial services which, by their nature, carry lower asset levels and relatively higher costs.

Income Taxes

The first quarter 2016 effective income tax rate was 32.5% as compared to 31.0% for the first quarter of 2015, reflective of a higher proportion of income being generated from fully-taxable sources, as well as certain legislative changes to state tax rates and structures, including those related to the Company's overall asset size being above $8 billion on a consolidated basis.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.90 billion at the end of the first quarter, an increase of $54.9 million from December 31, 2015 and $246.5 million higher than March 31, 2015.  The book value (excluding unrealized gains and losses) of investments decreased $12.3 million from December 31, 2015 and increased $219.8 million from March 31, 2015.  During the first three months of 2016, the Company purchased $2.6 million of obligations of state and political subdivisions with an average yield of 3.74%, and $9.7 million of government agency mortgage-backed securities with an average yield of 2.60%.  The Company also had $18.9 million of investment maturities, calls, and principal payments received during the first three months of 2016.  During the final nine months of 2015, excluding activity related to the Oneida acquisition, the Company purchased $349.8 million of securities, predominantly U.S. Treasury securities, as the Company decided to pre-invest the expected liquidity from the Oneida transaction during the second and third quarters of 2015.  These purchases were partially offset by calls, maturities, and principal payments received of $132.8 million during the same period.  These transactions resulted in the overall mix of securities within the portfolio changing over the last twelve months, with an increase in the proportion of U.S. Treasury and agency securities and decreases in all other categories.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At March 31, 2016, the portfolio had a $133.1 million net unrealized gain, an increase of $67.3 million from the unrealized gain at December 31, 2015 and a $26.7 million increase from the unrealized gain at March 31, 2015.  These changes in the net unrealized gain were principally driven by the movement in longer-term interest rates.

Table 6: Investment Securities

	March 31, 2016		December 31, 2015		March 31, 2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,868,429	$1,963,543	$1,866,819	$1,899,978	$1,606,766	$1,676,112
Obligations of state and political subdivisions	632,114	662,392	640,455	666,883	645,979	672,709
Government agency mortgage-backed securities	208,300	215,271	205,220	210,865	220,279	229,526
Corporate debt securities	16,639	16,684	16,672	16,680	26,770	27,026
Government agency collateralized mortgage obligations	11,911	12,436	12,862	13,308	16,307	16,980
Marketable equity securities	251	410	250	399	250	426
Total available-for-sale portfolio	2,737,644	2,870,736	2,742,278	2,808,113	2,516,351	2,622,779

Other Securities:
Federal Home Loan Bank common stock	7,258	7,258	19,317	19,317	13,149	13,149
Federal Reserve Bank common stock	20,663	20,663	16,050	16,050	16,050	16,050
Other equity securities	4,221	4,221	4,460	4,460	4,446	4,446
Total other securities	32,142	32,142	39,827	39,827	33,645	33,645

Total investments	$2,769,786	$2,902,878	$2,782,105	$2,847,940	$2,549,996	$2,656,424

Loans

As shown in Table 7, loans ended the first quarter at $4.82 billion, up $657.3 million, or 15.8%, from one year earlier and up $19.8 million, or 0.4%, from the end of 2015.  The growth during the last twelve months was attributable to acquired and organic growth in all portfolios, particularly the business lending and consumer installment portfolios.  The increase during the first three months of 2016 occurred primarily from consumer mortgage and business lending, with small decreases in the consumer installment and home equity portfolios.

Table 7: Loans

(000's omitted)	March 31, 2016		December 31, 2015		March 31, 2015
Consumer mortgage	$1,777,792	36.9%	$1,769,754	36.8%	$1,605,019	38.6%
Business lending	1,509,421	31.3%	1,497,271	31.2%	1,239,529	29.8%
Consumer indirect	941,151	19.5%	935,760	19.5%	804,300	19.3%
Consumer direct	189,535	3.9%	195,076	4.1%	176,084	4.2%
Home equity	403,273	8.4%	403,514	8.4%	338,979	8.1%
Total loans	$4,821,172	100.0%	$4,801,375	100.0%	$4,163,911	100.0%

Consumer mortgages increased $172.8 million, or 10.8%, from one year ago with $128.5 million of the increase related to  Oneida.  The portfolio showed an increase of $8.0 million, or 0.5%, from December 31, 2015.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company's primary markets, but began slowing during 2014 as the market opportunities for refinancing declined. The Company chose to retain in portfolio most of its mortgage production in 2015 and 2016.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property, and dealer floor plan financing is characterized as the Company's business lending activity.  The business lending portfolio increased $269.9 million, or 21.8%, from March 31, 2015 with the Oneida transaction contributing $155.3 million of the increase.  Additionally, the portfolio increased $12.2 million, or 0.8%, from December 31, 2015, as 2016 loan generation has outpaced contractual and other unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine, and recreational vehicle dealerships), increased $150.3 million, or 15.3%, on a year-over-year basis, due in large part to the $53.3 million of loans brought on by the Oneida acquisition and organic growth in the indirect portfolio.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company's primary markets has grown in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  Consumer installment loans decreased $0.1 million, or 0.1%, as compared to December 31, 2015, as seasonally expected.

Home equity loans increased $64.3 million, or 19.0%, from one year ago predominantly due to the $52.9 million attributable to the Oneida acquisition, as well as organic growth driven by proactive marketing efforts and competitive rate offerings.  The increase has been partially offset by home equity loans being paid off or down as part of the mortgage refinancing activity that has occurred in the current low rate environment.  In addition, home equity utilization continued to be adversely impacted by the heightened level of consumer deleveraging that has occurred in response to continued low-growth economic conditions.  The portfolio decreased $0.2 million, or 0.1%, from December 31, 2015, in part due to lower seasonal demand.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2016 and 2015 and December 31, 2015.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2016	2015	2015
Nonaccrual loans
Consumer mortgage	$13,526	$12,790	$15,441
Business lending	7,837	6,567	3,031
Consumer indirect	0	0	0
Consumer direct	14	15	20
Home equity	2,388	2,356	2,492
Total nonaccrual loans	23,765	21,728	20,984
Accruing loans 90+ days delinquent
Consumer mortgage	1,556	1,805	1,315
Business lending	46	126	90
Consumer indirect	183	102	51
Consumer direct	59	51	29
Home equity	483	111	214
Total accruing loans 90+ days delinquent	2,327	2,195	1,699
Nonperforming loans
Consumer mortgage	15,082	14,595	16,756
Business lending	7,883	6,693	3,121
Consumer indirect	183	102	51
Consumer direct	73	66	49
Home equity	2,871	2,467	2,706
Total nonperforming loans	26,092	23,923	22,683
Other real estate owned (OREO)	2,031	2,088	1,767
Total nonperforming assets	$28,123	$26,011	$24,450

Nonperforming loans / total loans	0.54%	0.50%	0.54%
Nonperforming assets / total loans and other real estate	0.58%	0.54%	0.59%
Delinquent loans (30 days old to nonaccruing) to total loans	1.00%	1.16%	1.19%
Net charge-offs to average loans outstanding (quarterly)	0.10%	0.31%	0.09%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.09%	0.34%	0.09%
Provision for loan losses to net charge-offs (quarterly)	117%	95%	65%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	112%	62%	61%
(1) Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at March 31, 2016 were $28.1 million, a $2.1 million increase versus the level at the end of 2015 and a $3.7 million increase as compared to one year earlier.  Nonperforming loans increased $2.2 million from year-end 2015 and were up $3.4 million from March 31, 2015.  Other real estate owned ("OREO") at the end of March 2016 of $2.0 million increased $0.3 million from March 31, 2015 and decreased $0.1 million from the end of December 2015.  At March 31, 2016, OREO consisted of four commercial properties with a total value of $0.6 million and 28 residential properties with a total value of $1.4 million.  This compares to four commercial properties with a total value of $0.6 million and 27 residential OREO properties with a total value of $1.5 million at December 31, 2015 and four commercial properties with a total value of $0.5 million and 28 residential OREO properties with a total value of $1.3 million at March 31, 2015.  Nonperforming loans were 0.54% of total loans outstanding at the end of the first quarter, four basis points higher than the level at December 31, 2015 and unchanged from the level at March 31, 2015.

Approximately 58% of nonperforming loans at March 31, 2016 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company's market area have generally stabilized over the past few years.  Additionally, improved process efficiency and economic conditions as well as lower unemployment levels have positively impacted consumers and have resulted in generally improving nonperforming mortgage levels in 2015 and 2016.  Approximately 30% of the nonperforming loans at March 31, 2016 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has trended upward recently, which is due primarily to one large relationship.  However the level of nonperforming business loans is below the Company's longer-term average results as a proportion of total business loans.  The remaining 12% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 175% at the end of the first quarter, as compared to 190% at year-end 2015 and 198% at March 31, 2015.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits, and discuss any needed changes to collection efforts, if warranted.  Based on the group's consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company's larger criticized credits are also reviewed on a quarterly basis by senior credit administration, as well as special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.00% at the end of the first quarter, 16 basis points below the 1.16% at year-end 2015 and 19 basis points lower than the 1.19% at March 31, 2015.  The business lending delinquency ratio at the end of the first quarter was eight basis points below the level at December 31, 2015 and one basis point lower than the level at March 31, 2015.  The delinquency rate for consumer direct and consumer indirect loans also decreased as compared to December 31, 2015 but the delinquency rate for installment loans was higher than March 31, 2015.  The delinquency ratio for consumer mortgages and the home equity portfolio were lower than both their level at December 31, 2015 as well as the level one year ago.  The Company's success at keeping the nonperforming and delinquency ratios at favorable levels despite economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2016	2015
Allowance for loan losses at beginning of period	$45,401	$45,341
Charge-offs:
Consumer mortgage	88	443
Business lending	210	133
Consumer indirect	1,854	1,427
Consumer direct	462	345
Home equity	57	66
Total charge-offs	2,671	2,414
Recoveries:
Consumer mortgage	45	21
Business lending	136	82
Consumer indirect	1,114	1,152
Consumer direct	221	193
Home equity	9	7
Total recoveries	1,525	1,455

Net charge-offs	1,146	959
Provision for loans losses	1,341	623

Allowance for loan losses at end of period	$45,596	$45,005
Allowance for loan losses / total loans	0.95%	1.08%
Allowance for legacy loan losses / total legacy loans (1)	1.04%	1.14%
Allowance for loan losses / nonperforming loans	175%	198%
Allowance for legacy loan losses / legacy nonperforming loans (1)	200%	226%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.01%	0.11%
Business lending	0.02%	0.02%
Consumer indirect	0.32%	0.14%
Consumer direct	0.49%	0.34%
Home equity	0.05%	0.07%
Total loans	0.10%	0.09%
(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2016 were $1.1 million, or $0.2 million more than the first quarter of 2015.  Net charge-offs for the consumer installment and business lending portfolios experienced higher levels of net charge-offs through the first three months of 2016 as compared to the first three months of 2015, while the consumer mortgage and home equity portfolios had lower levels.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2016 was 0.10%, one basis point higher than the first quarter of 2015.  Net charge-offs and the corresponding net charge-off ratios continue to be below the Company's average long-term historical levels.

The provision for loan losses was $1.3 million in the first quarter, with $1.0 million related to legacy loans and $0.3 million related to acquired loans.  The provision was $0.7 million higher than the equivalent prior year period, reflective of a larger loan portfolio and changes in certain asset quality metrics.  The first quarter 2016 loan loss provision was $0.2 million more than the level of net charge-offs for the quarter, reflective of the increase in loan balances.  The allowance for loan losses of $45.6 million as of March 31, 2016 was an increase of $0.6 million from the level one year ago, reflective of the increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.95% at March 31, 2016, 13 basis points lower than the level reported at March 31, 2015 due to the acquired Oneida loans and equal to the level reported at December 31, 2015.

As of March 31, 2015, the purchase discount related to the $593 million of remaining non-impaired loan balances acquired from Oneida, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $9.8 million, or 1.6% of that portfolio, with $0.3 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $7.0 billion in the first quarter were up $962.4 million, or 16.0%, compared to the first quarter of 2015, with $735.9 million of the increase relating to the Oneida transaction.  Average deposits increased $637.2 million, or 10.0%, from the fourth quarter of last year as $525.0 million came from having a full quarter of Oneida balances.  The mix of average deposits continues to change as the weightings of core deposits (noninterest checking, interest checking, savings, and money markets accounts) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company's goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulted in the quarterly average cost of deposits declining from 0.12% in the first quarter of 2015 to 0.11% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings, and high quality customer service.

The average nonpublic fund deposits for the first quarter of 2016 increased $391.7 million, or 7.0%, versus the fourth quarter of 2015, $379.2 million of which can be credited to the Oneida transaction.  Compared to the year-earlier period average nonpublic deposits increased $644.0 million, or 12.0%, with $536.2 million derived from Oneida.  Average public fund deposits for the first quarter increased $245.5 million, or 32.9%, from the fourth quarter of 2015 and $318.4 million, or 47.3%, from the first quarter of 2015.  The Oneida transaction contributed $145.9 million to the increase from the fourth quarter and $199.7 million to the increase from the prior year first quarter.  Public fund deposits as a percentage of total deposits increased from 11.2% in the first quarter of 2015 to 14.2% in the first quarter of 2016, as the Company has been able to expand municipal deposit relationships in its markets and the acquired Oneida deposits were more heavily weighted toward municipal balances.

Table 10: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2016	2015	2015
Noninterest checking deposits	$1,527,585	$1,405,416	$1,319,499
Interest checking deposits	1,616,731	1,459,811	1,409,103
Regular savings deposits	1,278,134	1,154,110	1,058,539
Money market deposits	1,771,309	1,601,641	1,473,194
Time deposits	792,099	727,648	763,167
Total deposits	$6,985,858	$6,348,626	$6,023,502

Nonpublic fund deposits	$5,994,507	$5,602,822	$5,350,502
Public fund deposits	991,351	745,804	673,000
Total deposits	$6,985,858	$6,348,626	$6,023,502

Borrowings

External borrowings were $135.9 million at the end of the first quarter, $267.6 million, or 66%, lower than borrowings at December 31, 2015, and $162.0 million less than the end of the first quarter of 2015.  This was a result of utilizing the liquidity received from the Oneida transaction and increased funding from organic deposit growth to reduce overnight borrowings at the FHLB.

Shareholders' Equity

Total shareholders' equity was $1.20 billion at the end of the first quarter, an increase of $60.0 million from the balance at December 31, 2015.  This increase consisted of net income of $24.4 million, a $42.1 million increase in other comprehensive income, $5.0 million from treasury stock issued to the Company's 401(k) plan, $0.9 million from shares issued under the employee stock plan, and $1.2 million from employee stock options earned, partially offset by dividends declared of $13.6 million.  The change in other comprehensive income was comprised of a $41.8 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.2 million adjustment to the funded status of the Company's retirement plans.  Over the past 12 months, total shareholders' equity increased by $187.3 million, as net income, a higher market value adjustment on investments, and the issuance of common stock related to the Oneida acquisition, the employee stock plan, and the Company's 401(k) plan, more than offset dividends declared and the change in the funded status of the Company's defined benefit pension and other postretirement plans.

The Company's Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized", was 9.95% at the end of the first quarter, down 37 basis points from year-end 2015 and 28 basis points lower than its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2015 is the result of ending shareholders' equity excluding intangibles and other comprehensive income items increasing 1.7%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased 5.4%.  The Tier 1 leverage ratio decreased as compared to the prior year's first quarter as shareholders' equity, excluding intangibles and other comprehensive income, increased 11.3% due to strong earnings retention, while average assets excluding intangibles and the market value adjustment increased 14.4%, driven by solid organic loan growth, investment purchases, and the Oneida acquisition.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.25% increased 66 basis points from December 31, 2015 and increased six basis points as compared to March 31, 2015.  The increase in the tangible equity ratio during 2016 is primarily attributable to proportionally larger increases in tangible equity levels than the increases in tangible assets driven by earnings retention and the increase in the investment market value adjustment outpacing tangible asset growth.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2016 was 55.8%, up from 54.8% for the three months ended March 31, 2015.  Dividends declared increased 11.3% as the Company's quarterly dividend per share was raised from $0.30 to $0.31 in July 2015, while net income for increased 9.4% over the prior year period.  Additionally, the number of common shares outstanding increased 8.2% over the last twelve months.  The dividend increase marked the Company's 23rd consecutive year of increased dividend payouts to common shareholders.

Liquidity

Liquidity risk is a measure of the Company's ability to raise cash when needed at a reasonable cost and minimize any loss.  The Bank maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective.  The Bank has appointed the Asset Liability Committee ("ALCO") to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York ("Federal Reserve").  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $34 million was outstanding at March 31, 2016.

The Bank's primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2016, the Bank had $139 million of cash and cash equivalents of which $8 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.3 billion in unused FHLB borrowing capacity based on the Company's quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company's primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2016, this ratio was 18.2% for 30-days and 18.0% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company's internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2016, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2016 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company's Board of Directors (the "Board") and the Company's ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations.  Such a crisis would likely be temporary in nature and would not involve a change in credit ratings.  A long-term funding crisis would most likely be the result of drastic credit deterioration at the Company.  Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "forecast, " "believe," or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company's filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 76% of the total portfolio and are currently rated AAA by Moody's Investor Services and AA+ by Standard & Poor's.  Municipal and corporate bonds account for 24% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company's Board.  The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2016 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2016
+200 basis points	($2,436,000)
+100 basis points	($838,000)
-25 basis points	($1,207,000)

The modeled net interest income ("NII") decreases in rising rate environments from the flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (year one) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years two and beyond), the growth in NII improves in the rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management's evaluation of the effectiveness of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company's quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.                          Other Information

Item 1.   Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The United States District Court for the Middle District of Pennsylvania issued an order of final judgment and dismissal on March 31, 2016, granting final approval of the settlement reached in the two related class actions, which were commenced on October 30, 2013 and May 23, 2014, respectively.  The two related cases alleged, on behalf of similarly situated class members, that notices provided by the Bank in connection with the repossession of automobiles failed to comply with certain requirements of the Pennsylvania and New York Uniform Commercial Code and related statutes.  The settlement, which was resolved through mediation in September 2014, provides for establishment of a settlement fund of $2.8 million in exchange for release of all claims of the class members covered by these actions. The litigation settlement charge of $2.8 million with respect to the settlement of the class actions was previously recorded in the third quarter of 2014.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2015 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company's common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2016.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.

The following table presents stock purchases made during the first quarter of 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016 (1)	18,596	$39.94	0	2,200,000
February 1-29, 2016	0	0	0	2,200,000
March 1-31, 2016 (1)	16,774	$37.03	0	2,200,000
Total	35,370	$38.56

(1)
 Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan of 18,596 shares and 16,774 shares in January 2016 and March 2016, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.                          Defaults Upon Senior Securities

Not applicable.

Item 4.                          Mine Safety Disclosures
Not applicable.

Item 5.                          Other Information
Not applicable.

Item 6.                          Exhibits

Exhibit No.                                                                                    Description

10.1
Employment Agreement, signed on March 11, 2016, by and among Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).

10.2
Employment Agreement, signed on March 11, 2016, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.(3)

(1)  Filed herewith.
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

Community Bank System, Inc.

Date: May 9, 2016	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 9, 2016	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer