Form 10-Q
period 2016-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2016-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
44,262,061 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2016.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2016 and December 31, 2015_________________________________________________________________	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2016 and 2015______________________________________________________	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2016 and 2015______________________________________________________	5

	Consolidated Statement of Changes in Shareholders' Equity
	Six months ended June 30, 2016_____________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2016 and 2015______________________________________________________________	7

	Notes to the Consolidated Financial Statements
	June 30, 2016__________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations________________________	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk_______________________________________________	43

Item 4.	Controls and Procedures__________________________________________________________________________	44

Part II.	Other Information

Item 1.	Legal Proceedings_______________________________________________________________________________	45

Item 1A.	Risk Factors___________________________________________________________________________________	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds_______________________________________________	45

Item 3.	Defaults Upon Senior Securities____________________________________________________________________	45

Item 4.	Mine Safety Disclosures__________________________________________________________________________	45

Item 5.	Other Information_______________________________________________________________________________	46

Item 6.	Exhibits_______________________________________________________________________________________	46

Part I.   Financial Information
Item 1.  Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$161,634	$153,210
Available-for-sale investment securities (cost of $2,725,232 and $2,742,278, respectively)	2,889,863	2,808,113
Other securities, at cost	41,438	39,827
Loans held for sale, at fair value	514	932
Loans	4,904,802	4,801,375
Allowance for loan losses	(46,526)	(45,401)
Net loans	4,858,276	4,755,974

Goodwill, net	465,142	463,252
Core deposit intangibles, net	8,379	9,789
Other intangibles, net	9,957	11,105
Intangible assets, net	483,478	484,146

Premises and equipment, net	112,803	114,434
Accrued interest and fees receivable	26,202	25,904
Other assets	167,903	170,129

Total assets	$8,742,111	$8,552,669

Liabilities:
Noninterest-bearing deposits	$1,546,253	$1,499,616
Interest-bearing deposits	5,411,601	5,373,858
Total deposits	6,957,854	6,873,474

Borrowings	267,600	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,158	102,146
Accrued interest and other liabilities	177,570	135,102
Total liabilities	7,505,182	7,412,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 44,695,978 and 44,442,568 shares issued, respectively	44,696	44,443
Additional paid-in capital	535,568	528,015
Retained earnings	589,559	566,591
Accumulated other comprehensive income	81,035	19,235
Treasury stock, at cost (517,283 and 667,708 shares, respectively)	(13,929)	(17,637)
Total shareholders' equity	1,236,929	1,140,647

Total liabilities and shareholders' equity	$8,742,111	$8,552,669

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$52,509	$45,791	$104,159	$91,382
Interest and dividends on taxable investments	14,016	13,288	27,612	25,348
Interest on nontaxable investments	4,585	4,801	9,095	9,604
Total interest income	71,110	63,880	140,866	126,334

Interest expense:
Interest on deposits	1,872	1,731	3,766	3,531
Interest on borrowings	210	294	497	494
Interest on subordinated debt held by unconsolidated subsidiary trusts	722	627	1,416	1,241
Total interest expense	2,804	2,652	5,679	5,266

Net interest income	68,306	61,228	135,187	121,068
Provision for loan losses	2,305	591	3,646	1,214
Net interest income after provision for loan losses	66,001	60,637	131,541	119,854

Noninterest revenues:
Deposit service fees	15,008	13,213	28,742	25,683
Other banking services	1,597	799	3,176	1,854
Employee benefit services	11,671	11,322	23,682	22,397
Insurance revenues	5,797	325	11,638	724
Wealth management services	4,699	4,060	9,815	8,107
Total noninterest revenues	38,772	29,719	77,053	58,765

Noninterest expenses:
Salaries and employee benefits	37,950	31,010	77,088	62,039
Occupancy and equipment	7,409	6,844	15,072	14,239
Data processing and communications	8,732	7,473	17,142	14,463
Amortization of intangible assets	1,403	880	2,845	1,799
Legal and professional fees	1,857	1,642	4,374	3,388
Office supplies and postage	1,846	1,517	3,623	3,097
Business development and marketing	2,149	2,258	4,163	3,822
FDIC insurance premiums	1,090	963	2,192	1,952
Acquisition expenses	263	361	340	756
Other expenses	3,657	3,100	7,186	6,441
Total noninterest expenses	66,356	56,048	134,025	111,996

Income before income taxes	38,417	34,308	74,569	66,623
Income taxes	12,560	10,468	24,309	20,486
Net income	$25,857	$23,840	$50,260	$46,137

Basic earnings per share	$0.58	$0.58	$1.14	$1.13
Diluted earnings per share	$0.58	$0.58	$1.13	$1.12
Cash dividends declared per share	$0.31	$0.30	$0.62	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$376	$363	$751	$727
Tax effect	(144)	(140)	(288)	(281)
Amortization of actuarial losses included in net periodic pension cost, net	232	223	463	446

Amortization of prior service cost included in net periodic pension cost, gross	(34)	(43)	(67)	(85)
Tax effect	13	16	25	33
Amortization of prior service cost included in net periodic pension cost, net	(21)	(27)	(42)	(52)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	211	196	421	394

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gains/(losses) arising during period, gross	31,540	(49,589)	98,796	(18,200)
Tax effect	(12,003)	19,129	(37,417)	5,756
Net unrealized holding gains/(losses) arising during period, net	19,537	(30,460)	61,379	(12,444)

Other comprehensive income/(loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	19,537	(30,460)	61,379	(12,444)

Other comprehensive income/(loss), net of tax	19,748	(30,264)	61,800	(12,050)
Net income	25,857	23,840	50,260	46,137
Comprehensive income/(loss)	$45,605	$(6,424)	$112,060	$34,087

	As of
	June 30, 2016	December 31, 2015
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(33,663)	$(34,347)
Tax effect	12,801	13,064
Net unrealized loss for pension and other post-retirement obligations	(20,862)	(21,283)

Unrealized gain on available-for-sale securities	164,631	65,835
Tax effect	(62,734)	(25,317)
Net unrealized gain on available-for-sale securities	101,897	40,518

Accumulated other comprehensive income	$81,035	$19,235

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2016
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2015	43,774,860	$44,443	$528,015	$566,591	$19,235	$(17,637)	$1,140,647

Net income				50,260			50,260

Other comprehensive income, net of tax					61,800		61,800

Cash dividends declared:
Common, $0.62 per share				(27,292)			(27,292)

Common stock issued under
employee stock plan,
including tax benefits of $928	253,410	253	3,629				3,882

Stock-based compensation			2,220				2,220

Treasury stock issued to benefit plan, net	150,425		1,704			3,708	5,412

Balance at June 30, 2016	44,178,695	$44,696	$535,568	$589,559	$81,035	$(13,929)	$1,236,929

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$50,260	$46,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,150	6,533
Amortization of intangible assets	2,845	1,799
Net accretion on securities, loans and borrowings	(2,240)	(1,505)
Stock-based compensation	2,220	2,150
Provision for loan losses	3,646	1,214
Amortization of mortgage servicing rights	257	206
Income from bank-owned life insurance policies	(736)	(515)
Net (gain) loss on sale of loans and other assets	(318)	21
Change in other assets and liabilities	4,648	(2,060)
Net cash provided by operating activities	67,732	53,980
Investing activities:
Proceeds from maturities of available-for-sale investment securities	49,500	89,631
Proceeds from maturities of other investment securities	3,001	172
Purchases of available-for-sale investment securities	(28,237)	(448,747)
Purchases of other securities	(4,612)	(10,312)
Net change in loans	(108,983)	(31,173)
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(575)	0
Expenditure for intangible asset	0	(100)
Settlement of bank-owned life insurance policies	2,481	0
Purchases of premises and equipment, net	(5,569)	(5,810)
Net cash used in investing activities	(92,994)	(406,339)
Financing activities:
Net increase in deposits	84,380	151,556
Net change in borrowings	(33,700)	228,200
Issuance of common stock	3,882	5,613
Purchases of treasury stock	(716)	(9,125)
Sales of treasury stock	6,128	4,063
Cash dividends paid	(27,216)	(24,360)
Tax benefits from share-based payment arrangements	928	1,063
Net cash provided by financing activities	33,686	357,010
Change in cash and cash equivalents	8,424	4,651
Cash and cash equivalents at beginning of period	153,210	138,396
Cash and cash equivalents at end of period	$161,634	$143,047

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,689	$5,321
Cash paid for income taxes	14,174	13,291

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	13,681	12,247
Transfers from loans to other real estate	1,071	1,830
Purchase of intangible asset	0	241

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2016 is unaudited; however, in the opinion of Community Bank System, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles ("GAAP").  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On January 4, 2016, the Company, through its subsidiary, CBNA Insurance Agency, Inc. ("CBNA Insurance"), completed its acquisition of WJL Agencies Inc. doing business as The Clark Insurance Agencies ("WJL"), an insurance agency operating in northern New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, Community Bank, N.A. ("CBNA" or the "Bank") added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired, among others, OneGroup NY, Inc. ("OneGroup") and Oneida Wealth Management, Inc. ("OWM") as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2016, the carrying amount of other assets decreased by $0.9 million and other liabilities increased by $0.7 million as a result of adjustments made to fair value estimates recorded for the Oneida acquisition. Other assets decreased as a result of new information obtained related to the fair value calculation of loans partially offset by a decrease in the fair value adjustment made to accounts receivable for uncollectible accounts as actual cash receipts exceed anticipated cash receipts.  Other liabilities increased as a result of updated information related to deferred taxes.  Goodwill increased $1.6 million as a result of these changes in fair value estimates.

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

The core deposit intangibles and other intangibles related to the Oneida acquisition and the other intangibles related to WJL are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking and All Other segments for the Oneida acquisition and the All Other segment for WJL.  Goodwill arising from the Oneida acquisition is not deductible for tax purposes.  Goodwill arising from the WJL acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.3 million and $0.4 million during the three months ended June 30, 2016 and 2015 and $0.3 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Oneida acquisition had been completed as of January 1, 2015 for the three months and six months ended June 30, 2015.  The pro forma information does not include amounts related to WJL as the amounts were immaterial and financial information is not readily available. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the years presented, nor is it indicative of the Company's future results. Furthermore, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company's policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Oneida combined with the Company's consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments; (b) amortization of customer lists and core deposit intangibles and (c) changes to effective tax rate as a result of the Company's assets size being above $8 billion on a consolidated basis.  Acquisition-related expenses totaling $0.4 million and $0.8 million are excluded from the pro forma information for the three and six months ended June 30, 2015, respectively.

(000's omitted)	Pro Forma (Unaudited) Three Months Ended June 30, 2015	Pro Forma (Unaudited) Six Months Ended June 30, 2015
Total revenue, net of interest expense	$104,069	$207,010
Net income	24,770	48,501

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2016.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York ("Federal Reserve") and Federal Home Loan Bank of New York ("FHLB").

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,871,049	$121,608	$0	$1,992,657	$1,866,819	$35,186	$2,027	$1,899,978
Obligations of state and political subdivisions	611,129	34,360	1	645,488	640,455	26,487	59	666,883
Government agency mortgage-backed securities	215,191	8,235	287	223,139	205,220	6,906	1,261	210,865
Corporate debt securities	16,606	54	0	16,660	16,672	66	58	16,680
Government agency collateralized mortgage obligations	11,006	496	0	11,502	12,862	446	0	13,308
Marketable equity securities	251	187	21	417	250	163	14	399
Total available-for-sale portfolio	$2,725,232	$164,940	$309	$2,889,863	$2,742,278	$69,254	$3,419	$2,808,113

Other Securities:
Federal Home Loan Bank common stock	$17,732			$17,732	$19,317			$19,317
Federal Reserve Bank common stock	19,780			19,780	16,050			16,050
Other equity securities	3,926			3,926	4,460			4,460
Total other securities	$41,438			$41,438	$39,827			$39,827

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2016
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	3	$842	$1	0	$0	$0	3	$842	$1
Government agency mortgage-backed securities	5	1,128	9	14	23,688	278	19	24,816	287
Corporate debt securities	1	3,000	0	0	0	0	1	3,000	0
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	79	21	0	0	0	1	79	21
Total available-for-sale investment portfolio	10	$5,049	$31	16	$23,691	$278	26	$28,740	$309

As of December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	9	$353,844	$2,027	0	$0	$0	9	$353,844	$2,027
Obligations of state and political subdivisions	18	8,804	34	2	735	25	20	9,539	59
Government agency mortgage-backed securities	17	24,178	161	19	30,103	1,100	36	54,281	1,261
Corporate debt securities	1	3,024	0	1	2,710	58	2	5,734	58
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	87	14	0	0	0	1	87	14
Total available-for-sale investment portfolio	46	$389,937	$2,236	24	$33,551	$1,183	70	$423,488	$3,419

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Corporation ("FHLMC"), which are currently rated AAA by Moody's Investor Services, AA+ by Standard & Poor's and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2016 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$46,761	$47,048
Due after one through five years	775,417	815,276
Due after five years through ten years	1,465,017	1,564,831
Due after ten years	211,589	227,650
Subtotal	2,498,784	2,654,805
Government agency mortgage-backed securities	215,191	223,139
Government agency collateralized mortgage obligations	11,006	11,502
Total	$2,724,981	$2,889,446

NOTE E:  LOANS

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:
	June 30,	December 31,
(000's omitted)	2016	2015
Consumer mortgage	$1,779,295	$1,769,754
Business lending	1,536,546	1,497,271
Consumer indirect	993,132	935,760
Consumer direct	195,959	195,076
Home equity	399,870	403,514
Gross loans, including deferred origination costs	4,904,802	4,801,375
Allowance for loan losses	(46,526)	(45,401)
Loans, net of allowance for loan losses	$4,858,276	$4,755,974

The outstanding balance related to credit impaired acquired loans was $8.1 million and $8.5 million at June 30, 2016 and December 31, 2015, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)
Balance at December 31, 2015	$810
Accretion recognized, year-to-date	(252)
Net reclassification to accretable from non-accretable	116
Balance at June 30, 2016	$674

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company's past due loans, by class as of June 30, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$9,857	$1,018	$11,621	$22,496	$1,581,063	$1,603,559
Business lending	5,660	342	4,714	10,716	1,279,860	1,290,576
Consumer indirect	9,356	142	0	9,498	946,646	956,144
Consumer direct	1,179	26	0	1,205	182,127	183,332
Home equity	815	45	1,924	2,784	303,665	306,449
Total	$26,867	$1,573	$18,259	$46,699	$4,293,361	$4,340,060

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,565	$270	$2,223	$4,058	$0	$171,678	$175,736
Business lending	340	0	1,260	1,600	7,008	237,362	245,970
Consumer indirect	168	0	0	168	0	36,820	36,988
Consumer direct	84	0	0	84	0	12,543	12,627
Home equity	684	66	408	1,158	0	92,263	93,421
Total	$2,841	$336	$3,891	$7,068	$7,008	$550,666	$564,742

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2016			December 31, 2015
(000's omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,082,841	$186,526	$1,269,367	$1,048,364	$219,374	$1,267,738
Special mention	135,172	31,724	166,896	124,768	20,007	144,775
Classified	72,283	20,712	92,995	60,181	16,963	77,144
Doubtful	280	0	280	315	0	315
Acquired impaired	0	7,008	7,008	0	7,299	7,299
Total	$1,290,576	$245,970	$1,536,546	$1,233,628	$263,643	$1,497,271

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)
	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,590,920	$956,002	$183,306	$304,480	$3,034,708
Nonperforming	12,639	142	26	1,969	14,776
Total	$1,603,559	$956,144	$183,332	$306,449	$3,049,484

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$173,243	$36,988	$12,627	$92,947	$315,805
Nonperforming	2,493	0	0	474	2,967
Total	$175,736	$36,988	$12,627	$93,421	$318,772

The following table details the balances in all other loan categories at December 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,568,653	$890,237	$177,999	$298,105	$2,934,994
Nonperforming	12,805	102	52	2,140	15,099
Total	$1,581,458	$890,339	$178,051	$300,245	$2,950,093

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$186,506	$45,421	$17,011	$102,942	$351,880
Nonperforming	1,790	0	14	327	2,131
Total	$188,296	$45,421	$17,025	$103,269	$354,011

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of June 30, 2016 and December 31, 2015 follows:

	June 30,	December 31,
(000's omitted)	2016	2015
Loans with allowance allocation	$1,187	$0
Loans without allowance allocation	601	2,376
Unpaid principal balance	1,788	2,376
Contractual balance	3,401	3,419
Allowance for loan loss allocated	255	0

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency ("OCC"), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and six months ended June 30, 2016 and 2015 was immaterial.

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

Information regarding TDRs as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016						December 31, 2015
(000's omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	43	$1,979	44	$2,227	87	$4,206	37	$1,472	54	$2,486	91	$3,958
Business lending	10	234	5	708	15	942	8	217	6	737	14	954
Consumer indirect	0	0	83	806	83	806	0	0	77	691	77	691
Consumer direct	0	0	10	71	10	71	0	0	32	37	32	37
Home equity	14	240	12	261	26	501	10	203	14	301	24	504
Total	67	$2,453	154	$4,073	221	$6,526	55	$1,892	183	$4,252	238	$6,144

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2016 and 2015.  Of the loans noted in the table below, all loans for the three months and six months ended June 30, 2016 and 2015 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	5	$437	2	$61
Business lending	2	51	0	0
Consumer indirect	9	118	6	84
Consumer direct	1	52	1	1
Home equity	3	73	0	0
Total	20	$731	9	$146

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	8	$652	6	$280
Business lending	2	51	0	0
Consumer indirect	20	331	12	163
Consumer direct	1	52	2	4
Home equity	4	73	1	14
Total	35	$1,159	21	$461

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,148	$16,695	$12,334	$2,875	$2,580	$879	$85	$45,596
Charge-offs	(156)	(770)	(1,545)	(389)	(80)	0	(26)	(2,966)
Recoveries	38	156	1,140	238	19	0	0	1,591
Provision	(177)	868	1,286	296	(19)	(29)	80	2,305
Ending balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526

	Three Months Ended June 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,233	$15,405	$11,246	$2,879	$2,663	$2,383	$196	$45,005
Charge-offs	(199)	(299)	(1,397)	(294)	(56)	0	(43)	(2,288)
Recoveries	45	527	1,184	199	19	0	0	1,974
Provision	113	(280)	569	207	51	(9)	(60)	591
Ending balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282

	Six Months Ended June 30, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(243)	(979)	(3,401)	(852)	(137)	0	(26)	(5,638)
Recoveries	83	291	2,255	460	28	0	0	3,117
Provision	(185)	1,888	1,939	415	(57)	(351)	(3)	3,646
Ending balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526

	Six Months Ended June 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(642)	(433)	(2,823)	(639)	(122)	0	(43)	(4,702)
Recoveries	66	608	2,337	392	26	0	0	3,429
Provision	482	(609)	544	155	72	607	(37)	1,214
Ending balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$39,688	$(31,309)	$8,379	$39,688	$(29,899)	$9,789
Other intangibles	17,852	(7,895)	9,957	17,565	(6,460)	11,105
Total amortizing intangibles	$57,540	$(39,204)	$18,336	$57,253	$(36,359)	$20,894

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2016	$2,634
2017	4,412
2018	3,566
2019	2,782
2020	2,119
Thereafter	2,823
Total	$18,336

Shown below are the components of the Company's goodwill at December 31, 2015 and June 30, 2016:

(000's omitted)	December 31, 2015	Activity	June 30, 2016
Goodwill	$468,076	$1,890	$469,966
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$463,252	$1,890	$465,142

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.22%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.30%)	12/15/2036	Par

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

The net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,027	$831	$2,052	$1,662	$0	$0	$0	$0
Interest cost	1,406	1,375	2,812	2,749	20	22	41	43
Expected return on plan assets	(2,961)	(3,042)	(5,921)	(6,085)	0	0	0	0
Amortization of unrecognized net loss	377	366	754	733	(1)	(3)	(3)	(6)
Amortization of prior service cost	11	2	22	4	(45)	(45)	(89)	(89)
Net periodic benefit cost	$(140)	$(468)	$(281)	$(937)	$(26)	$(26)	$(51)	$(52)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2016.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.8 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2016, and approximately 0.7 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2016, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2015, and approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2015 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2016	2015	2016	2015
Net income	$25,857	$23,840	$50,260	$46,137
Income attributable to unvested stock-based compensation awards	(151)	(99)	(242)	(177)
Income available to common shareholders	$25,706	$23,741	$50,018	$45,960

Weighted-average common shares outstanding – basic	44,021	40,690	43,942	40,674
Basic earnings per share	$0.58	$0.58	$1.14	$1.13

Net income	$25,857	$23,840	$50,260	$46,137
Income attributable to unvested stock-based compensation awards	(151)	(99)	(242)	(177)
Income available to common shareholders	$25,706	$23,741	$50,018	$45,960

Weighted-average common shares outstanding – basic	44,021	40,690	43,942	40,674
Assumed exercise of stock options	357	404	347	405
Weighted-average common shares outstanding – diluted	44,378	41,094	44,289	41,079
Diluted earnings per share	$0.58	$0.58	$1.13	$1.12

Stock Repurchase Program
At its December 2015 meeting, the Company's Board of Directors (the "Board") approved a new repurchase program authorizing the repurchase of up to 2.2 million shares of the Company's common stock, in accordance with securities laws and regulations, through December 31, 2016.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.  The Company did not repurchase any shares under the authorized plan during the first six months of 2016.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	June 30, 2016	December 31, 2015
Commitments to extend credit	$725,561	$811,442
Standby letters of credit	19,713	19,053
Total	$745,274	$830,495

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,992,657	$0	$0	$1,992,657
Obligations of state and political subdivisions	0	645,488	0	645,488
Government agency mortgage-backed securities	0	223,139	0	223,139
Corporate debt securities	0	16,660	0	16,660
Government agency collateralized mortgage obligations	0	11,502	0	11,502
Marketable equity securities	417	0	0	417
Total available-for-sale investment securities	1,993,074	896,789	0	2,889,863
Mortgage loans held for sale	0	514	0	514
Commitments to originate real estate loans for sale	0	0	361	361
Forward sales commitments	0	(78)	0	(78)
Total	$1,993,074	$897,225	$361	$2,890,660

	December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,899,978	$0	$0	$1,899,978
Obligations of state and political subdivisions	0	666,883	0	666,883
Government agency mortgage-backed securities	0	210,865	0	210,865
Corporate debt securities	0	16,680	0	16,680
Government agency collateralized mortgage obligations	0	13,308	0	13,308
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	1,900,377	907,736	0	2,808,113
Mortgage loans held for sale	0	932	0	932
Commitments to originate real estate loans for sale	0	0	117	117
Forward sales commitments	0	(37)	0	(37)
Total	$1,900,377	$908,631	$117	$2,809,125

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

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company's consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2016 was approximately $0.5 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$282	$152	$117	$185
Total losses included in earnings (1)	(282)	(152)	(399)	(337)
Commitments to originate real estate loans held for sale, net	361	195	643	347
Ending balance	$361	$195	$361	$195

(1)	Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2016				December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$932	$932	$0	$0	$1,765	$1,765
Mortgage servicing rights	0	0	638	638	0	0	0	0
Other real estate owned	0	0	1,726	1,726	0	0	2,088	2,088
Total	$0	$0	$3,296	$3,296	$0	$0	$3,853	$3,853

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

Other real estate owned ("OREO") is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the customer and customer's business. Such discounts are significant, ranging from 6% to 94% at June 30, 2016 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance at June 30, 2016 of approximately $0.1 million.

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
(000's omitted)	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,726	Fair Value of Collateral	Estimated cost of disposal/market adjustment	6.3% - 93.8% (31.5%)
Impaired loans	932	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 16.9% (12.8%)
Commitments to originate real estate loans for sale	361	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	638	Discounted cash flow	Weighted average constant prepayment rate	11.8%
			Weighted average discount rate	2.24%
			Adequate compensation	$7/loan

(000's omitted)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,088	Fair value of collateral	Estimated cost of disposal/market adjustment	5.3% - 74.0% (27.7%)
Impaired loans	1,765	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 20.0% (17.9%)
Commitments to originate real estate loans for sale	117	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company's other financial instruments that are not accounted for at fair value at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,858,276	$4,928,960	$4,755,974	$4,808,856
Financial liabilities:
Deposits	6,957,854	6,956,075	6,873,474	6,871,098
Borrowings	267,600	267,600	301,300	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,158	80,108	102,146	84,680

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at June 30, 2016.  The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Net interest income	$68,220	$38	$48	$0	$68,306
Provision for loan losses	2,305	0	0	0	2,305
Noninterest revenues	16,594	12,067	10,706	(595)	38,772
Amortization of intangible assets	691	114	598	0	1,403
Other operating expenses	47,615	9,432	8,501	(595)	64,953
Income before income taxes	$34,203	$2,559	$1,655	$0	$38,417
Assets	$8,675,329	$34,814	$68,945	$(36,977)	$8,742,111
Goodwill	$440,870	$8,018	$16,254	$0	$465,142

Three Months Ended June 30, 2015
Net interest income	$61,165	$35	$28	$0	$61,228
Provision for loan losses	591	0	0	0	591
Noninterest revenues	14,009	11,606	4,576	(472)	29,719
Amortization of intangible assets	709	133	38	0	880
Other operating expenses	43,393	8,957	3,290	(472)	55,168
Income before income taxes	$30,481	$2,551	$1,276	$0	$34,308
Assets	$7,882,898	$33,609	$17,047	$(24,783)	$7,908,771
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Six Months Ended June 30, 2016
Net interest income	$135,019	$77	$91	$0	$135,187
Provision for loan losses	3,646	0	0	0	3,646
Noninterest revenues	31,907	24,457	21,850	(1,161)	77,053
Amortization of intangible assets	1,410	230	1,205	0	2,845
Other operating expenses	96,145	18,879	17,317	(1,161)	131,180
Income before income taxes	$65,725	$5,425	$3,419	$0	$74,569

Six Months Ended June 30, 2015
Net interest income	$120,948	$65	$55	$0	$121,068
Provision for loan losses	1,214	0	0	0	1,214
Noninterest revenues	27,534	22,959	9,208	(936)	58,765
Amortization of intangible assets	1,448	266	85	0	1,799
Other operating expenses	87,212	17,408	6,513	(936)	110,197
Income before income taxes	$58,608	$5,350	$2,665	$0	$66,623

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the "Company" or "CBSI") as of and for the three and six months ended June 30, 2016 and 2015, although in some circumstances the first quarter of 2016 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 26.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term "this year" and equivalent terms refers to results in calendar year 2016, "second quarter" refers to the three months ended June 30, 2016, "YTD" refers to the six months ended June 30, 2016, and earnings per share ("EPS") figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 42.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company consistently provides supplemental reporting of its results on a "net operating" or "tangible" basis, from which the amortization of core deposits and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and acquisition expenses are excluded.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, the Bank added 12 branch locations in the New York State counties of Oneida and Madison and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, and $699 million of deposits.  Through the acquisition of Oneida, the Company acquired, among others, OneGroup NY, Inc. ("OneGroup") and Oneida Wealth Management, Inc. ("OWM") as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses.

Second quarter and year-to-date net income increased compared to the comparable 2015 timeframes by $2.0 million and $4.1 million, respectively.  Earnings per share of $0.58 for the second quarter of 2016 were equivalent to the second quarter of 2015, while 2016 year-to-date earnings per share of $1.13 exceeded 2015 year-to-date earnings per share by $0.01.  The higher net income was due to increases in net interest income and noninterest revenues, partially offset by higher noninterest expenses and provision for loan losses, a higher effective income tax rate and an increase in diluted shares outstanding.

The growth in loans and deposits was evident as balances showed increases in both the average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2015.  The increases were a result of the Oneida acquisition late in the fourth quarter of 2015 and solid organic growth.

The trends of declining yields on interest-earning assets and lower rates of interest-bearing liabilities continued.  The continued low-rate environment has generally meant that higher rate interest-earning assets continue to be replaced with lower rate assets, although that has moderated somewhat over the last year.  The continued decline in the cost of funds is a result of a larger proportion of funding coming from lower rate and noninterest-bearing accounts, instead of higher cost time deposits and borrowings.

Asset quality in the second quarter of 2016 remained stable and favorable.  Second quarter nonperforming and delinquent loan ratios were comparable to those experienced in the second quarter of 2015.  Net charge-offs were $1.4 million for the second quarter of 2016, compared to a historically low $0.3 million of net charge-offs for the second quarter of 2015.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $25.9 million and $50.3 million, respectively, was up $2.0 million, or 8.5%, as compared to the second quarter of 2015 and up $4.1 million, or 8.9%, compared to June YTD 2015.  Earnings per share of $0.58 for the second quarter was equivalent to the second quarter of 2015, while earnings per share for the first six months of 2016 of $1.13 was one cent greater than the first six months of 2015.  The increases in net income are primarily due to the effect of the Oneida acquisition, with earnings per share impacted by an increase in outstanding shares that was principally related to the shares issued as consideration in the Oneida acquisition.

As reflected in Table 1, second quarter net interest income of $68.3 million was up $7.1 million, or 11.6%, from the comparable prior year period, and net interest income for the first six months of 2016 increased $14.1 million, or 11.7%, versus the first half of 2015.  The quarterly and year-over-year improvement resulted from an increase in interest-earning assets, primarily from the Oneida acquisition as well as from solid organic loan growth and investment purchases made during 2015 which more than offset a decline in earning asset yields.

The provision for loan losses for the second quarter and June YTD increased $1.7 million and $2.4 million as compared to the second quarter and first six months of 2015, respectively, reflective of higher level of net charge-offs and solid organic loan growth.

Second quarter and year-to-date noninterest revenues were $38.8 million and $77.1 million, respectively, up $9.1 million, or 30.5%, from the second quarter of 2015 and up $18.3 million, or 31.1%, from the first six months of 2015.  The increases were a result of increases in wealth management and insurance revenue primarily related to the Oneida acquisition, as well as revenue growth generated by the Company's other financial services subsidiaries, and increased revenues from banking sources as a result of the expanded branch network.

Noninterest expenses of $66.4 million and $134.0 million for the second quarter and June YTD periods reflected an increase of $10.3 million, or 18.4%, from the second quarter of 2015 and an increase of $22.0 million, or 19.7%, from the first six months of 2015.  Excluding acquisition-related expenses, 2016 operating expenses were $10.4 million higher for the second quarter and $22.4 million higher for the year-to-date timeframe.  The increases in noninterest expenses were mostly a result of operating a larger franchise, primarily due to the Oneida acquisition.

A condensed income statement is as follows:

Table 1: Condensed Income Statements
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2016	2015	2016	2015
Net interest income	$68,306	$61,228	$135,187	$121,068
Provision for loan losses	2,305	591	3,646	1,214
Noninterest revenues	38,772	29,719	77,053	58,765
Noninterest expenses	66,356	56,048	134,025	111,996
Income before income taxes	38,417	34,308	74,569	66,623
Income taxes	12,560	10,468	24,309	20,486
Net income	$25,857	$23,840	$50,260	$46,137

Diluted weighted average common shares outstanding	44,636	41,265	44,502	41,236
Diluted earnings per share	$0.58	$0.58	$1.13	$1.12

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $70.9 million, a $6.6 million, or 10.2%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $791.3 million from the second quarter of 2015, primarily related to the Oneida acquisition and solid organic loan growth, partially offset by a five basis point decline in earning asset yields and a $550.4 million increase in average interest-bearing liabilities.  As reflected in Table 3, the second quarter volume increase in interest-earning assets combined with a rate decrease on interest-bearing liabilities had a $7.8 million favorable impact on net interest income, while the rate decrease on interest-earning assets and volume increase on interest-bearing liabilities had a $1.2 million unfavorable impact on net interest income.  June YTD net interest income, as reflected in Table 2b, of $140.3 million increased $13.0 million, or 10.3%, from the year-earlier period.  The June YTD increase resulted from an increase in interest-earning assets of $867.9 million from the prior year, partially offset by a 10-basis point decrease in earning asset yields and a $636.4 million increase in average interest-bearing liabilities.  The volume increase in interest-earning assets combined with modestly lower funding costs on interest-bearing liabilities had a $16.9 million favorable impact on June YTD net interest income, while the rate decrease on interest-earning assets and volume increase on interest-bearing liabilities had a $3.8 million unfavorable impact on net interest income.

The lower net interest margin for the second quarter of 2016 as compared to the second quarter of 2015 was the result of the average yield on interest-earning assets decreasing five basis points, while the average rate on interest-bearing liabilities remained consistent with the prior year period.  The net interest margin of 3.70% for the first six months of 2016 was nine basis points lower than the comparable period of 2015.  The yield on interest-earning assets declined ten basis points, and the rate on interest-bearing liabilities declined one basis point for the first six months of 2016 as compared to the prior year period.  Declining asset yields outweighed the positive effect of modestly lower funding costs on the net interest margin.

The lower average yield on earning assets was the result of a continued decrease in the average yield on loans as well as the average yield on investments.  For the second quarter, the average yield on loans decreased by five basis points compared to the prior year period while the average yield on investments, including cash equivalents, declined ten basis points.  For the first six months of 2016, the average yield on loans decreased nine basis points from the comparable period of 2015, and the average yield on investments, including cash equivalents, declined 18 basis points.  The decline in the loan yield was due to yields on new loan volume being generally below rates on the overall portfolio in the continued low-rate environment.  The lower average yield of investments was the result of maturing higher rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent rate adjustment.

The average rate on interest-bearing liabilities was consistent with the prior year as a slight decline in the average rate of interest-bearing deposits was partially offset by an increase in the average interest rate paid on external borrowings.  The average rate on interest-bearing deposits decreased one basis point for the second quarter, while the average rate on borrowings increased 66 basis points compared to the prior year second quarter.  For the first six months of 2016, the average rate on interest-bearing deposits decreased one basis point and the average rate on borrowings increased 50 basis points from the comparable prior year period.  The increase in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component, as well as increased costs resulting from the 25 basis-point rate increase in the Federal Funds rate in late 2015.

The second quarter and year-to-date average balance of investments, including cash equivalents, increased $136.7 million and $229.8 million, respectively, as compared to the corresponding prior year periods.  This growth was principally the result of the Oneida transaction.  Average loan balances increased $654.6 million for the quarter and $638.1 million year-to-date as compared to the prior year, with $391.8 million of the year-to-date increase due to the Oneida acquisition, with the remainder coming from solid organic loan growth across all lending portfolios.

The quarterly and year-to-date increases in average interest-bearing deposits of $740.1 million and $747.0 million, respectively, was primarily a result of the Oneida transaction, which added $587.2 million, as well as the addition of new customers and growth in the balances of existing accounts.  The average borrowing balance decreased $189.7 million for the quarter and $110.6 million year-to-date compared to corresponding prior year periods, reflective of the decrease in overnight FHLB borrowings due to the net liquidity from the Oneida transaction and additional funding from deposit growth.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$19,456	$22	0.46%	$11,325	$8	0.28%
Taxable investment securities (1)	2,178,448	13,994	2.58%	2,031,234	13,377	2.64%
Nontaxable investment securities (1)	588,897	7,047	4.81%	607,585	7,376	4.87%
Loans (net of unearned discount)(2)	4,866,574	52,652	4.35%	4,211,962	46,234	4.40%
Total interest-earning assets	7,653,375	73,715	3.87%	6,862,106	66,995	3.92%
Noninterest-earning assets	1,003,278			816,613
Total assets	$8,656,653			$7,678,719

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,756,244	1,060	0.09%	$4,035,837	885	0.09%
Time deposits	761,043	812	0.43%	741,358	846	0.46%
FHLB borrowings	147,108	210	0.58%	336,801	294	0.35%
Subordinated debt held by unconsolidated subsidiary trusts	102,155	722	2.84%	102,130	627	2.46%
Total interest-bearing liabilities	5,766,550	2,804	0.20%	5,216,126	2,652	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,532,322			1,321,738
Other liabilities	151,428			128,385
Shareholders' equity	1,206,353			1,012,470
Total liabilities and shareholders' equity	$8,656,653			$7,678,719

Net interest earnings		$70,911			$64,343

Net interest spread			3.67%			3.72%
Net interest margin on interest-earning assets			3.73%			3.76%

Fully tax-equivalent adjustment		$2,605			$3,115

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders' equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$20,906	$48	0.46%	$14,684	$17	0.23%
Taxable investment securities (1)	2,175,716	27,564	2.55%	1,938,779	25,504	2.65%
Nontaxable investment securities (1)	596,097	13,978	4.72%	609,447	14,756	4.88%
Loans (net of unearned discount)(2)	4,839,575	104,405	4.34%	4,201,450	92,259	4.43%
Total interest-earning assets	7,632,294	145,995	3.85%	6,764,360	132,536	3.95%
Noninterest-earning assets	998,165			820,113
Total assets	$8,630,459			$7,584,473

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,711,209	2,089	0.09%	$3,988,599	1,768	0.09%
Time deposits	776,571	1,677	0.43%	752,202	1,763	0.47%
FHLB borrowings	170,962	497	0.59%	281,541	494	0.35%
Subordinated debt held by unconsolidated subsidiary trusts	102,153	1,416	2.78%	102,127	1,241	2.45%
Total interest-bearing liabilities	5,760,895	5,679	0.20%	5,124,469	5,266	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,529,954			1,320,625
Other liabilities	147,811			128,935
Shareholders' equity	1,191,799			1,010,444
Total liabilities and shareholders' equity	$8,630,459			$7,584,473

Net interest earnings		$140,316			$127,270

Net interest spread			3.65%			3.74%
Net interest margin on interest-earning assets			3.70%			3.79%

Fully tax-equivalent adjustment		$5,129			$6,202

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders' equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2016			Six months ended June 30, 2016
	versus June 30, 2015			versus June 30, 2015
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$8	$6	$14	$9	$22	$31
Taxable investment securities	951	(334)	617	3,029	(969)	2,060
Nontaxable investment securities	(225)	(104)	(329)	(319)	(459)	(778)
Loans	7,092	(674)	6,418	13,792	(1,646)	12,146
Total interest-earning assets (2)	7,632	(912)	6,720	16,665	(3,206)	13,459

Interest paid on:
Interest checking, savings and money market deposits	161	14	175	321	0	321
Time deposits	22	(56)	(34)	56	(142)	(86)
FHLB borrowings	(215)	131	(84)	(242)	245	3
Subordinated debt held by unconsolidated subsidiary trusts	0	95	95	0	175	175
Total interest-bearing liabilities (2)	272	(120)	152	634	(221)	413

Net interest earnings (2)	7,339	(771)	6,568	16,013	(2,967)	13,046

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company's sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by Benefit Plans Administrative Services, Inc. and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services, Inc. ("CISI") and OWM) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup and CBNA Insurance Agency, Inc.).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2016	2015	2016	2015
Deposit service fees	$15,008	$13,213	$28,742	$25,683
Employee benefit services	11,671	11,322	23,682	22,397
Insurance revenues	5,797	325	11,638	724
Wealth management services	4,699	4,060	9,815	8,107
Other banking services	1,126	603	2,247	1,182
Mortgage banking	471	196	929	672
Total noninterest revenues	$38,772	$29,719	$77,053	$58,765

Noninterest revenues/operating revenues (FTE basis) (1)	35.3%	31.6%	35.4%	31.6%

(1)	For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities. Operating revenues is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities.

As displayed in Table 4, noninterest revenues were $38.8 million in the second quarter of 2016 and $77.1 million for the first six months of 2016.  This represents an increase of $9.1 million, or 30.5%, for the quarter and $18.3 million, or 31.1%, for the YTD period in comparison to 2015, as the Oneida acquisition helped produce growth in both financial services revenues and banking revenues.

General recurring banking noninterest revenue of $16.1 million for the second quarter and $31.0 million for the first six months of 2016 were up $2.3 million, or 16.8%, and $4.1 million, or 15.3%, respectively, as compared to the corresponding prior year periods.  This year-over-year increase was primarily driven by an expanded customer base following the Oneida transaction and an increase in deposit service fees resulting from increased debit card-related revenue as well as certain non-recurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.

Residential mortgage banking income totaled $0.5 million for the second quarter of 2016 and $0.9 million for the first six months of 2016, an increase of $0.3 million as compared to both the second quarter of 2015 and the first six months of 2015.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $11.1 million in the second quarter of 2016 and $16.6 million for the first six months of 2016 compared to $7.7 million and $16.2 million in the respective comparable prior year periods.  Residential mortgage loans held for sale at June 30, 2016 totaled $0.5 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $0.3 million, or 3.1%, and $1.3 million, or 5.7%, for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods.  This business benefited from new customer generation and expanded service offerings.  Wealth management and insurance services revenues were up $6.1 million for the first quarter of 2016 and up $12.6 million 2016 YTD as compared to the comparable time periods of 2015, primarily due to acquiring OneGroup and OWM in the Oneida transaction as well as solid growth from CISI and trust services.

The ratio of noninterest revenues to total revenues (FTE basis) was 35.3% for the quarter and 35.4% for the six months ended June 30, 2016, respectively, versus 31.6% for both of the comparable periods of 2015.  The increase for the year-to-date period is a function of a 31.1% increase in non-interest income while net interest income (FTE basis) increased at a lesser 10.3% rate, impacted by both the mix of business acquired in the Oneida transaction as well as the decline in net interest margin.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2016	2015	2016	2015
Salaries and employee benefits	$37,950	$31,010	$77,088	$62,039
Occupancy and equipment	7,409	6,844	15,072	14,239
Data processing and communications	8,732	7,473	17,142	14,463
Amortization of intangible assets	1,403	880	2,845	1,799
Legal and professional fees	1,857	1,642	4,374	3,388
Office supplies and postage	1,846	1,517	3,623	3,097
Business development and marketing	2,149	2,258	4,163	3,822
FDIC insurance premiums	1,090	963	2,192	1,952
Acquisition expenses	263	361	340	756
Other	3,657	3,100	7,186	6,441
Total noninterest expenses	$66,356	$56,048	$134,025	$111,996

Operating expenses(1)/average assets	3.01%	2.86%	3.05%	2.91%
Efficiency ratio(2)	59.0%	58.3%	60.2%	58.8%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, and amortization of intangibles.  See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues.  See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $66.4 million and $134.0 million for the second quarter and YTD periods of 2016, respectively, an increase of $10.3 million, or 18.4%, and $22.0 million, or 19.7%, from the prior year periods.  Included in the second quarter and YTD 2016 noninterest expenses are $0.1 million and $0.4 million less acquisition-related expenses, respectively, than the corresponding 2015 periods.  Salaries and employee benefits increased $6.9 million, or 22.4%, and $15.0 million, or 24.3%, for the second quarter and YTD periods of 2016, respectively, as compared to the corresponding periods of 2015.  The main drivers of the increases were an increase in average full-time equivalent employees due to the Oneida acquisition, annual merit-based personnel cost increases, and higher retirement plan benefits caused by lower pension discount rates.  The remaining change to operating expenses can be attributed to occupancy and equipment (up $0.6 million for the quarter and $0.8 million YTD), legal and professional (up $0.2 million for the quarter and up $1.0 million YTD), other expenses (up $0.6 million for the quarter and $0.7 million YTD), amortization of intangible assets (up $0.5 million for quarter and $1.0 million YTD), data processing and communications (up $1.3 million for the quarter and $2.7 million YTD), office supplies and postage (up $0.3 million for quarter and $0.5 million YTD), FDIC insurance premiums (up $0.1 million for the quarter and $0.2 million YTD), and  business development and marketing (down by $0.1 million for the quarter and up $0.3 million YTD), all primarily a result of additional costs associated with acquired Oneida business activities.

The Company's efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of FTE net interest income and noninterest revenues excluding gains/(losses) on investment securities) was 59.0% for the second quarter, 0.7 percentage points unfavorable to the comparable quarter of 2015.  This resulted from operating expenses (as described above) increasing 18.0% while operating income increased by a smaller 16.6%, due to FTE net interest income growing at a slower 10.3% pace because of margin contraction.  The efficiency ratio of 60.2% for the first half of 2016 was 1.4 percentage points unfavorable as compared to the first six months of 2015 due to operating expenses (as described above) increasing 19.6% while 10.3% higher FTE-adjusted net interest income and a 31.1% increase in noninterest revenues resulted in an increase in operating income of a lesser 16.8%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 15 basis points and 14 basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 18.0% for the quarter and 19.6% for the year-to-date period, while average assets increased at a slower 12.7% for the quarter and 13.8% for the year-to-date period.  Both ratios were impacted by the Oneida acquisition, whose business operations are more heavily weighted towards financial services which, by their nature, carry higher costs in relation to their asset levels.

Income Taxes

The second quarter and YTD 2016 effective income tax rates were 32.7% and 32.6%, respectively, as compared to the 30.5% and 30.8% for the comparable periods of 2015, reflective of a higher proportion of income being generated from fully taxable sources, as well as certain statutory changes to state tax rates and structures, including those related to the Company's overall asset size being above $8 billion on a consolidated basis.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.93 billion at the end of the second quarter, an increase of $83.4 million from December 31, 2015 and $63.3 million higher than June 30, 2015.  The book value (excluding unrealized gains and losses) of investments decreased $15.4 million from December 31, 2015 and decreased $44.5 million from June 30, 2015.  During the first six months of 2016, the Company purchased $4.8 million of obligations of state and political subdivisions with an average yield of 4.26%, and $22.1 million of government agency mortgage-backed securities with an average yield of 2.35%.  The Company also received $49.3 million of investment maturities, calls, and principal payments during the first six months of 2016.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At June 30, 2016, the portfolio had a $164.6 million net unrealized gain, an increase of $98.8 million from the unrealized gain at December 31, 2015 and a $107.8 million increase from the unrealized gain at June 30, 2015.  These changes in the net unrealized gain were principally driven by the downward movement in longer-term interest rates.

Table 6: Investment Securities

	June 30, 2016		December 31, 2015		June 30, 2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,871,049	$1,992,657	$1,866,819	$1,899,978	$1,861,584	$1,893,445
Obligations of state and political subdivisions	611,129	645,488	640,455	666,883	645,271	662,764
Government agency mortgage-backed securities	215,191	223,139	205,220	210,865	212,145	218,755
Corporate debt securities	16,606	16,660	16,672	16,680	26,738	26,817
Government agency collateralized mortgage obligations	11,006	11,502	12,862	13,308	15,034	15,655
Marketable equity securities	251	417	250	399	250	425
Total available-for-sale portfolio	2,725,232	2,889,863	2,742,278	2,808,113	2,761,022	2,817,861

Other Securities:
Federal Home Loan Bank common stock	17,732	17,732	19,317	19,317	29,864	29,864
Federal Reserve Bank common stock	19,780	19,780	16,050	16,050	16,050	16,050
Other equity securities	3,926	3,926	4,460	4,460	4,275	4,275
Total other securities	41,438	41,438	39,827	39,827	50,189	50,189

Total investments	$2,766,670	$2,931,301	$2,782,105	$2,847,940	$2,811,211	$2,868,050

Loans

As shown in Table 7, loans ended the second quarter at $4.9 billion, up $641.2 million, or 15.0%, from one year earlier and up $103.4 million, or 2.2%, from the end of 2015.  The growth during the last twelve months was attributable to the Oneida transaction with $390.7 million of the increase, combined with organic growth in all portfolios, particularly the business lending and consumer indirect loans.  The increase during the first six months of 2016 occurred primarily from consumer indirect lending and business lending, partially offset by a slight decrease in the home equity portfolio.

Table 7: Loans

(000's omitted)	June 30, 2016		December 31, 2015		June 30, 2015
Consumer mortgage	$1,779,295	36.3%	$1,769,754	36.8%	$1,608,064	37.7%
Business lending	1,536,546	31.3%	1,497,271	31.2%	1,295,889	30.4%
Consumer indirect	993,132	20.2%	935,760	19.5%	837,449	19.6%
Consumer direct	195,959	4.0%	195,076	4.1%	181,623	4.3%
Home equity	399,870	8.2%	403,514	8.4%	340,578	8.0%
Total loans	$4,904,802	100.0%	$4,801,375	100.0%	$4,263,603	100.0%

Consumer mortgages increased $171.2 million, or 10.6%, from one year ago, with $129.2 million of the increase related to the Oneida acquisition.  The portfolio increased $9.5 million, or 0.5%, from December 31, 2015.  Consumer mortgage volume has been strong over the last few years due to historically low long-term rates and comparatively stable real estate valuations in the Company's primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company's business lending activity.  The business lending portfolio increased $240.7 million, or 18.6%, from June 30, 2015, with the Oneida transaction contributing $160.8 million of the increase. In addition, the portfolio increased $39.3 million, or 2.6%, from December 31, 2015, as 2016 loan generation continued to outpace contractual and unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine, and recreational vehicle dealerships), increased $170.0 million, or 16.7%, on a year-over-year basis, with $49.6 million relating to the Oneida transaction, as well as strong organic growth in the indirect portfolio consistent with regional market conditions.  Additionally, the portfolio increased $58.3 million, or 5.2%, as compared to December 31, 2015, again reflective of strong organic growth.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company's primary markets has continued to expand in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.

Home equity loans increased $59.3 million, or 17.4%, from one year ago primarily due to the $51.1 million acquired in the Oneida transaction, as well as organic growth driven by proactive marketing efforts and competitive rate offerings.  The portfolio decreased $3.6 million, or 0.9%, from December 31, 2015, due in part to home equity loans being paid off or down as part of the heightened level of consumer deleveraging that has occurred in response to the continued low rate environment.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2016 and 2015 and December 31, 2015.
Table 8: Nonperforming Assets
	June 30,	December 31,	June 30,
(000's omitted)	2016	2015	2015
Nonaccrual loans
Consumer mortgage	$13,844	$12,790	$15,105
Business lending	5,974	6,567	3,831
Consumer indirect	0	0	0
Consumer direct	0	15	19
Home equity	2,332	2,356	2,485
Total nonaccrual loans	22,150	21,728	21,440
Accruing loans 90+ days delinquent
Consumer mortgage	1,288	1,805	1,058
Business lending	342	126	265
Consumer indirect	142	102	26
Consumer direct	26	51	8
Home equity	111	111	201
Total accruing loans 90+ days delinquent	1,909	2,195	1,558
Nonperforming loans
Consumer mortgage	15,132	14,595	16,163
Business lending	6,316	6,693	4,096
Consumer indirect	142	102	26
Consumer direct	26	66	27
Home equity	2,443	2,467	2,686
Total nonperforming loans	24,059	23,923	22,998
Other real estate owned (OREO)	1,726	2,088	2,324
Total nonperforming assets	$25,785	$26,011	$25,322

Nonperforming loans / total loans	0.49%	0.50%	0.54%
Nonperforming assets / total loans and other real estate	0.53%	0.54%	0.59%
Delinquent loans (30 days old to nonaccruing) to total loans	1.10%	1.16%	1.09%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.31%	0.03%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.13%	0.34%	0.04%
Provision for loan losses to net charge-offs (quarterly)	168%	95%	188%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	144%	62%	191%
(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at June 30, 2016 were $25.8 million, a $0.2 million decrease versus the level at the end of 2015 and a $0.5 million increase as compared to one year earlier.  Nonperforming loans increased $0.1 million from year-end 2015 and were up $1.1 million from June 30, 2015.  Other real estate owned ("OREO") at June 30, 2016 of $1.7 million decreased $0.4 million from December 31, 2015 and decreased $0.6 million from June 30, 2015.  At June 30, 2016, OREO consisted of two commercial properties with a total value of $0.3 million and 31 residential properties with a total value of $1.4 million.  This compares to four commercial properties with a total value of $0.6 million and 27 residential OREO properties with a total value of $1.5 million at December 31, 2015 and six commercial properties with a total value of $0.6 million and 27 residential properties with a total value of $1.8 million at June 30, 2015.  Nonperforming loans were 0.49% of total loans outstanding at the end of the second quarter, one basis point lower than the level at December 31, 2015 and a five basis point improvement from the level at June 30, 2015.

Approximately 63% of nonperforming loans at June 30, 2016 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company's market area have generally stabilized over the past few years.  Additionally, improved process efficiency and economic conditions as well as lower unemployment levels have positively impacted consumers and have resulted in generally improving nonperforming mortgage levels in 2015 and 2016.  Approximately 26% of the nonperforming loans at June 30, 2016 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has trended upward recently, which is due primarily to one large relationship.  However the level of nonperforming business loans is below the Company's longer-term average results as a proportion of total business loans.  The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 193% at the end of the second quarter, as compared to 190% at year-end 2015 and 197% at June 30, 2015.

Members of the Company's senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits, and discuss any needed changes to collection efforts, if warranted.  Based on the group's consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company's larger criticized credits are also reviewed on a quarterly basis by senior credit administration, as well as special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.10% at the end of the second quarter, six basis points below the 1.16% at year-end 2015 and one basis points above the 1.09% at June 30, 2015.  The business lending delinquency ratio at the end of the second quarter was two basis points above the level at December 31, 2015 and 33 basis points above the level at June 30, 2015.  The delinquency rate for consumer direct loans decreased as compared to the level at December 31, 2015, but increased over the level at June 30, 2015.  The consumer indirect and installment loan delinquency level decreased as compared to both December 31, 2015 and June 30, 2015.  The delinquency ratio for consumer mortgages was unchanged from December 31, 2015, but was lower than the level one year ago, while the delinquency ratio for the home equity portfolio decreased as compared to both December 31, 2015 and June 30, 2015.  The Company's success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$45,596	$45,005	$45,401	$45,341
Charge-offs:
Consumer mortgage	156	199	243	642
Business lending	796	342	1,005	476
Consumer indirect	1,545	1,397	3,401	2,823
Consumer direct	389	294	852	639
Home equity	80	56	137	122
Total charge-offs	2,966	2,288	5,638	4,702
Recoveries:
Consumer mortgage	38	45	83	66
Business lending	156	527	291	608
Consumer indirect	1,140	1,184	2,255	2,337
Consumer direct	238	199	460	392
Home equity	19	19	28	26
Total recoveries	1,591	1,974	3,117	3,429

Net charge-offs	1,375	314	2,521	1,273
Provision for loans losses	2,305	591	3,646	1,214

Allowance for loan losses at end of period	$46,526	$45,282	$46,526	$45,282
Allowance for loan losses / total loans	0.95%	1.06%	0.95%	1.06%
Allowance for legacy loan losses / total legacy loans (1)	1.02%	1.11%	1.02%	1.11%
Allowance for loan losses / nonperforming loans	193%	197%	193%	197%
Allowance for legacy loan losses / legacy nonperforming loans (1)	224%	223%	224%	223%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.03%	0.04%	0.02%	0.07%
Business lending	0.17%	-0.06%	0.09%	-0.02%
Consumer indirect	0.17%	0.10%	0.24%	0.12%
Consumer direct	0.30%	0.21%	0.40%	0.27%
Home equity	0.06%	0.04%	0.05%	0.06%
Total loans	0.11%	0.03%	0.10%	0.06%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2016 were $1.4 million, $1.1 million greater than the second quarter of 2015.  Net charge-offs for the six months ended June 30, 2016 were $2.5 million, a $1.2 million increase from the first six months of 2015.  All portfolios except consumer mortgage experienced higher levels of net charge-offs through the first six months of 2016 as compared to the first six months of 2015, reflective of historically low net charge off levels in the comparable prior year period.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2016 was 0.11%, 20 basis points lower than the fourth quarter of 2015 and eight basis points higher than the second quarter of 2015.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The provision for loan losses was $2.3 million in the second quarter, of which $2.0 million related to legacy loans and acquired loans accounting for $0.3 million.  The provision was $1.7 million higher than the equivalent prior year period, reflective of a larger loan portfolio.  The second quarter 2016 loan loss provision was $0.9 million more than the level of net charge-offs for the quarter, reflective of an increase in loan balances.  The allowance for loan losses of $46.5 million as of June 30, 2016 was an increase of $1.2 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan loss to total loans ratio of 0.95% at June 30, 2016, 11 basis points lower than June 30, 2015 and equal to the level reported at December 31, 2015.

As of June 30, 2016, the purchase discount related to the $566.7 million of remaining non-impaired loan balances acquired from Oneida, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $8.9 million, or 1.6% of that portfolio, with $1.9 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $7.0 billion in the second quarter were up $950.7 million, or 15.6%, compared to the second quarter of 2015, with $718.7 million of the increase relating to the Oneida transaction.  Average deposits increased $701.0 million, or 11.0%, from the fourth quarter of last year, with $507.9 million of the increase relating to acquired Oneida deposit relationships.  The mix of average deposits continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from prior year levels.  Conversely, the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company's goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulted in the average cost of deposits declining from 0.12% for the first six months of 2015 to 0.11% for the first six months of 2016.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings, and high quality customer service.

The average nonpublic fund deposits for the second quarter of 2016 increased $443.5 million, or 7.9%, versus the fourth quarter of 2015, $353.3 million of which is attributable to the Oneida transaction.  Compared to the second quarter of 2015, average nonpublic deposits increased $654.9 million, or 12.1%, with $510.3 million attributable to the Oneida transaction.  Average public fund deposits for the second quarter increased $257.5 million, or 34.5%, from the fourth quarter of 2015 and $295.8 million, or 41.8%, from the second quarter of 2015.  The Oneida transaction was responsible for $154.5 million of the increase from the fourth quarter and $208.4 million of the increase from the prior year second quarter.  Public fund deposits as a percentage of total deposits increased from 11.6% in the second quarter of 2015 to 14.2% in the second quarter of 2016, as the Company has been able to expand its municipal deposit relationships in its markets and the acquired Oneida deposit relationships were more heavily weighted toward municipal balances.

Table 10: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2016	2015	2015
Noninterest checking deposits	$1,532,322	$1,405,416	$1,321,738
Interest checking deposits	1,651,843	1,459,811	1,437,708
Regular savings deposits	1,306,722	1,154,110	1,092,825
Money market deposits	1,797,679	1,601,641	1,505,304
Time deposits	761,043	727,648	741,358
Total deposits	$7,049,609	$6,348,626	$6,098,933

Nonpublic fund deposits	$6,046,329	$5,602,822	$5,391,406
Public fund deposits	1,003,280	745,804	707,527
Total deposits	$7,049,609	$6,348,626	$6,098,933

Borrowings

The second quarter of 2016 ended with external borrowings of $369.8 million which were $33.7 million, or 8.4%, lower than borrowings at December 31, 2015, and $298.6 million, or 44.7%, less than the end of the second quarter of 2015.  This decrease was a result of utilizing the net liquidity from the Oneida transaction and additional liquidity from organic deposit growth to reduce overnight borrowing at the FHLB.

Shareholders' Equity

Total shareholders' equity of $1.2 billion at the end of the second quarter represents an increase of $96.3 million from the balance at December 31, 2015.  This increase consisted of net income of $50.3 million, a $61.8 million increase in other comprehensive income, $5.4 million from treasury stock issued to the Company's 401(k) plan, $3.9 million from shares issued under the employee stock plan and $2.2 million from employee stock options earned, partially offset by dividends declared of $27.3 million.  The change in other comprehensive income was comprised of a $61.4 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.4 million adjustment to the funded status of the Company's retirement plans.  Over the past 12 months, total shareholders' equity increased by $236.6 million, as net income, a higher market value adjustment on investments, and the issuance of common stock more than offset dividends declared, and the change in the funded status of the Company's defined benefit pension and other postretirement plans.

The Company's Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized", was 10.14% at the end of the second quarter, down 18 basis points from year-end 2015 and six basis points below its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2015 is the result of shareholders' equity excluding intangibles and other comprehensive income items increasing 4.0%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased 5.9%, in part due to the fourth quarter of 2015 including the Oneida acquisition for less than a month.  The Tier 1 leverage ratio decreased as compared to the prior year's second quarter as shareholders' equity, excluding intangibles and other comprehensive income, increased 11.0% due to strong earnings retention and issuance of shares in connection with the Oneida transaction, while average assets excluding intangibles and the market value adjustment increased 11.7%, driven by solid organic loan growth, investment purchases, and the Oneida acquisition.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.58% increased 99 basis points from December 31, 2015 and increased 95 basis points versus June 30, 2015 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio during 2016 is primarily attributable to proportionally larger increases in tangible equity levels than the increases in tangible assets due to earnings retention and the increase in the investment market value adjustment outpacing tangible asset growth.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2016 was 54.3%, compared to 52.8% for the six months ended June 30, 2015.  Dividends declared increased 12.1% as the Company's quarterly dividend per share was raised from $0.30 to $0.31 in July 2015, while net income for June YTD 2016 increased 8.9% over the prior year period.  The 2015 dividend increase marked the Company's 23rd consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 8.1% over the last twelve months including the impact of the 2.38 million shares issued in the Oneida transaction which accounted for 5.8% of the increase.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York ("Federal Reserve").  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $267.6 million was outstanding at June 30, 2016.

The Bank's primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2016, the Bank had $161.6 million of cash and cash equivalents of which $26.2 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.1 billion in unused FHLB borrowing capacity based on the Company's quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company's primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2016, this ratio was 18.3% for 30-days and 18.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company's internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2016, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2016 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of Quarterly GAAP to Non-GAAP Measures

Table 11: Quarterly GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June30,
(000's omitted)	2016	2015	2016	2015
Income statement data
Operating expenses
Noninterest expenses (GAAP)	$66,356	$56,048	$134,025	$111,996
Acquisition expenses	(263)	(361)	(340)	(756)
Amortization of intangibles	(1,403)	(880)	(2,845)	(1,799)
Operating expenses (non-GAAP)	$64,690	$54,807	$130,840	$109,441
Efficiency ratio
Operating expenses (non-GAAP) - numerator	$64,690	$54,807	$130,840	$109,441
Tax-equivalent net interest income	70,911	64,343	140,316	127,270
Noninterest revenues	38,772	29,719	77,053	58,765
Denominator	$109,683	$94,062	$217,369	$186,035
Efficiency ratio (non-GAAP)	59.0%	58.3%	60.2%	58.8%

	June 30,	December 31,	June 30,
(000's omitted)	2016	2015	2015
Balance sheet data
Net tangible equity-to-assets ratio at period end
Shareholders' equity (GAAP)	$1,236,929	$1,140,647	$1,000,339
Intangible assets	(483,478)	(484,146)	(385,515)
Deferred taxes on goodwill	41,528	39,724	37,685
Tangible common equity (non-GAAP) - numerator	$794,979	$696,225	$652,509
Total assets (GAAP)	$8,742,111	$8,552,669	$7,908,771
Intangible assets	(483,478)	(484,146)	(385,515)
Deferred taxes on goodwill	41,528	39,724	37,685
Tangible assets (non-GAAP) - denominator	$8,300,161	$8,108,247	$7,560,941
Net tangible equity-to-assets ratio at period end (non-GAAP)	9.6%	8.6%	8.6%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 77% of the total portfolio and are currently rated AAA by Moody's Investor Services and AA+ by Standard & Poor's.  Municipal and corporate bonds account for 23% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2016 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2016
+200 basis points	($3,458,000)
+100 basis points	($1,055,000)
-25 basis points	($329,000)

The modeled net interest income ("NII") decreases in rising rate environments from the flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (year one), the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years two and beyond), the growth in NII improves in the rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management's evaluation of the effectiveness of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company's quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.                          Other Information

Item 1.   Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the second quarter of 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	0	0	0	2,200,000
May 1-31, 2016	0	0	0	2,200,000
June 1-30, 2016 (1)	17,561	$42.11	0	2,200,000
Total	17,561	$42.11

(1) Included in the common shares repurchased were 596 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan and 16,965 shares acquired by the Company in connection with the administration of the Company's retirement plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.(3)

(1)  Filed herewith.
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

Community Bank System, Inc.

Date: August 9, 2016	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: August 9, 2016	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer