Form 10-Q
period 2016-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2016-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
44,380,735 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2016.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2016 and December 31, 2015_______________________________________________________________	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2016 and 2015___________________________________________________	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2016 and 2015___________________________________________________	5

	Consolidated Statement of Changes in Shareholders' Equity
	Nine months ended September 30, 2016__________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2016 and 2015___________________________________________________________	7

	Notes to the Consolidated Financial Statements
	September 30, 2016_________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations___________________________	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk__________________________________________________	45

Item 4.	Controls and Procedures_____________________________________________________________________________	46

Part II.	Other Information

Item 1.	Legal Proceedings__________________________________________________________________________________	47

Item 1A.	Risk Factors______________________________________________________________________________________	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds__________________________________________________	47

Item 3.	Defaults Upon Senior Securities_______________________________________________________________________	47

Item 4.	Mine Safety Disclosures_____________________________________________________________________________	47

Item 5.	Other Information__________________________________________________________________________________	48

Item 6.	Exhibits__________________________________________________________________________________________	48

Part I.   Financial Information
Item 1.  Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$161,542	$153,210
Available-for-sale investment securities (cost of $2,702,088 and $2,742,278, respectively)	2,842,255	2,808,113
Other securities, at cost	35,389	39,827
Loans held for sale, at fair value	633	932

Loans	4,940,621	4,801,375
Allowance for loan losses	(46,789)	(45,401)
Net loans	4,893,832	4,755,974

Goodwill, net	465,142	463,252
Core deposit intangibles, net	7,713	9,789
Other intangibles, net	9,264	11,105
Intangible assets, net	482,119	484,146

Premises and equipment, net	111,484	114,434
Accrued interest and fees receivable	28,700	25,904
Other assets	171,792	170,129

Total assets	$8,727,746	$8,552,669

Liabilities:
Noninterest-bearing deposits	$1,577,194	$1,499,616
Interest-bearing deposits	5,500,225	5,373,858
Total deposits	7,077,419	6,873,474

Borrowings	133,900	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,164	102,146
Accrued interest and other liabilities	173,681	135,102
Total liabilities	7,487,164	7,412,022

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 44,856,077 and 44,442,568 shares issued, respectively	44,857	44,443
Additional paid-in capital	540,549	528,015
Retained earnings	602,513	566,591
Accumulated other comprehensive income	66,091	19,235
Treasury stock, at cost (498,681 and 667,708 shares, respectively)	(13,428)	(17,637)
Total shareholders' equity	1,240,582	1,140,647

Total liabilities and shareholders' equity	$8,727,746	$8,552,669

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$53,706	$47,040	$157,865	$138,422
Interest and dividends on taxable investments	13,344	13,454	40,956	38,802
Interest on nontaxable investments	4,272	4,790	13,367	14,394
Total interest income	71,322	65,284	212,188	191,618

Interest expense:
Interest on deposits	1,776	1,694	5,542	5,225
Interest on borrowings	337	587	835	1,081
Interest on subordinated debt held by unconsolidated subsidiary trusts	746	640	2,161	1,881
Total interest expense	2,859	2,921	8,538	8,187

Net interest income	68,463	62,363	203,650	183,431
Provision for loan losses	1,790	1,906	5,436	3,120
Net interest income after provision for loan losses	66,673	60,457	198,214	180,311

Noninterest revenues:
Deposit service fees	14,894	13,459	43,636	39,142
Other banking services	2,863	2,045	6,039	3,899
Employee benefit services	11,267	11,330	34,949	33,727
Insurance revenues	5,702	367	17,340	1,091
Wealth management services	5,226	4,185	15,041	12,292
Total noninterest revenues	39,952	31,386	117,005	90,151

Noninterest expenses:
Salaries and employee benefits	38,300	31,179	115,388	93,218
Occupancy and equipment	7,373	6,652	22,445	20,891
Data processing and communications	8,744	7,643	25,886	22,106
Amortization of intangible assets	1,359	843	4,204	2,642
Legal and professional fees	1,928	1,564	6,302	4,952
Office supplies and postage	1,713	1,636	5,336	4,733
Business development and marketing	2,004	1,889	6,167	5,711
FDIC insurance premiums	707	968	2,899	2,920
Acquisition expenses	2	562	342	1,318
Other expenses	4,096	3,143	11,282	9,584
Total noninterest expenses	66,226	56,079	200,251	168,075

Income before income taxes	40,399	35,764	114,968	102,387
Income taxes	13,239	10,742	37,548	31,228
Net income	$27,160	$25,022	$77,420	$71,159

Basic earnings per share	$0.61	$0.61	$1.75	$1.74
Diluted earnings per share	$0.61	$0.60	$1.74	$1.72
Cash dividends declared per share	$0.32	$0.31	$0.94	$0.91

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$376	$363	$1,127	$1,090
Tax effect	(144)	(140)	(432)	(421)
Amortization of actuarial losses included in net periodic pension cost, net	232	223	695	669

Amortization of prior service cost included in net periodic pension cost, gross	(34)	(43)	(101)	(127)
Tax effect	13	16	39	49
Amortization of prior service cost included in net periodic pension cost, net	(21)	(27)	(62)	(78)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	211	196	633	591

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding (losses)/gains arising during period, gross	(24,465)	44,019	74,332	25,819
Tax effect	9,310	(16,979)	(28,109)	(11,223)
Net unrealized holding (losses)/gains arising during period, net	(15,155)	27,040	46,223	14,596

Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(15,155)	27,040	46,223	14,596

Other comprehensive (loss)/income, net of tax	(14,944)	27,236	46,856	15,187
Net income	27,160	25,022	77,420	71,159
Comprehensive income	$12,216	$52,258	$124,276	$86,346

	As of
	September 30,	December 31,
	2016	2015
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(33,321)	$(34,347)
Tax effect	12,671	13,064
Net unrealized loss for pension and other post-retirement obligations	(20,650)	(21,283)

Unrealized gain on available-for-sale securities	140,167	65,835
Tax effect	(53,426)	(25,317)
Net unrealized gain on available-for-sale securities	86,741	40,518

Accumulated other comprehensive income	$66,091	$19,235

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2016
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2015	43,774,860	$44,443	$528,015	$566,591	$19,235	$(17,637)	$1,140,647

Net income				77,420			77,420

Other comprehensive income, net of tax					46,856		46,856

Cash dividends declared:
Common, $0.94 per share				(41,498)			(41,498)

Common stock issued under
employee stock plan,
including tax benefits of $2,229	413,509	414	7,142				7,556

Stock-based compensation			3,392				3,392

Treasury stock issued to benefit plan, net	169,027		2,000			4,209	6,209

Balance at September 30, 2016	44,357,396	$44,857	$540,549	$602,513	$66,091	$(13,428)	$1,240,582

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$77,420	$71,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,742	9,820
Amortization of intangible assets	4,204	2,642
Net accretion on securities, loans and borrowings	(3,261)	(2,100)
Stock-based compensation	3,392	3,164
Provision for loan losses	5,436	3,120
Amortization of mortgage servicing rights	386	307
Income from bank-owned life insurance policies	(1,124)	(775)
Net gain on sale of loans and other assets	(624)	(48)
Change in other assets and liabilities	3,555	(5,637)
Net cash provided by operating activities	100,126	81,652
Investing activities:
Proceeds from maturities of available-for-sale investment securities	86,885	131,709
Proceeds from maturities of other investment securities	9,050	172
Purchases of available-for-sale investment securities	(40,463)	(494,436)
Purchases of other securities	(4,612)	(9,947)
Net change in loans	(148,384)	(84,064)
Cash paid for acquisition, net of cash acquired of $0 and $0, respectively	(575)	0
Expenditure for intangible asset	0	(100)
Settlement of bank-owned life insurance policies	2,481	0
Purchases of premises and equipment, net	(7,832)	(9,184)
Net cash used in investing activities	(103,450)	(465,850)
Financing activities:
Net increase in deposits	203,945	212,846
Net change in borrowings	(167,400)	220,100
Issuance of common stock	7,556	8,388
Purchases of treasury stock	(716)	(9,125)
Sales of treasury stock	6,925	5,472
Cash dividends paid	(40,883)	(36,584)
Tax benefits from share-based payment arrangements	2,229	1,541
Net cash provided by financing activities	11,656	402,638
Change in cash and cash equivalents	8,332	18,440
Cash and cash equivalents at beginning of period	153,210	138,396
Cash and cash equivalents at end of period	$161,542	$156,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,557	$8,249
Cash paid for income taxes	23,717	21,334

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	14,220	12,793
Transfers from loans to other real estate	2,137	2,934
Purchase of intangible asset	0	93

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2016 is unaudited; however, in the opinion of Community Bank System, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles ("GAAP").  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Pending Acquisition – Merchants Bancshares, Inc.
On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank headquartered in South Burlington, Vermont, for approximately $304 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, Community Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $1.9 billion of assets, and deposits of $1.5 billion.  The acquisition is expected to close during the second quarter of 2017, pending both customary regulatory and Merchants shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2016 and 2017.

On January 4, 2016, the Company, through its subsidiary, CBNA Insurance Agency, Inc. ("CBNA Insurance"), completed its acquisition of WJL Agencies Inc. doing business as The Clark Insurance Agencies ("WJL"), an insurance agency operating in northern New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On August 19, 2016, the Company merged together its insurance subsidiaries and as of that date, the activities of CBNA Insurance were merged into OneGroup NY, Inc. ("OneGroup").

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, Community Bank, N.A. ("CBNA" or the "Bank") added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired, among others, OneGroup and Oneida Wealth Management, Inc. ("OWM") as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

Direct costs related to the acquisitions were expensed as incurred, and have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses were immaterial for the three months ended September 30, 2016 and $0.6 million during the three months ended September 30, 2015.  Merger and acquisition integration-related expenses were $0.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Oneida acquisition had been completed as of January 1, 2015 for the three months and nine months ended September 30, 2015.  The pro forma information does not include amounts related to WJL as the amounts were immaterial and financial information is not readily available. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the years presented, nor is it indicative of the Company's future results. Furthermore, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquiree accounting policies to the Company's policies that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Oneida combined with the Company's consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments; (b) amortization of customer lists and core deposit intangibles and (c) changes to effective tax rate as a result of the Company's assets size being above $8 billion on a consolidated basis.  Acquisition-related expenses totaling $0.6 million and $1.3 million are excluded from the pro forma information for the three and nine months ended September 30, 2015, respectively.

(000's omitted)	Pro Forma (Unaudited) Three Months Ended September 30, 2015	Pro Forma (Unaudited) Nine Months Ended September 30, 2015
Total revenue, net of interest expense	$106,563	$313,574
Net income	25,350	73,813

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2016.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York ("Federal Reserve") and Federal Home Loan Bank of New York ("FHLB").

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,873,698	$102,914	$0	$1,976,612	$1,866,819	$35,186	$2,027	$1,899,978
Obligations of state and political subdivisions	595,376	28,847	1	624,222	640,455	26,487	59	666,883
Government agency mortgage-backed securities	216,942	8,033	242	224,733	205,220	6,906	1,261	210,865
Corporate debt securities	5,735	39	0	5,774	16,672	66	58	16,680
Government agency collateralized mortgage obligations	10,086	418	0	10,504	12,862	446	0	13,308
Marketable equity securities	251	178	19	410	250	163	14	399
Total available-for-sale portfolio	$2,702,088	$140,429	$262	$2,842,255	$2,742,278	$69,254	$3,419	$2,808,113

Other Securities:
Federal Home Loan Bank common stock	$11,682			$11,682	$19,317			$19,317
Federal Reserve Bank common stock	19,781			19,781	16,050			16,050
Other equity securities	3,926			3,926	4,460			4,460
Total other securities	$35,389			$35,389	$39,827			$39,827

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2016
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	4	$1,987	$1	0	$0	$0	4	$1,987	$1
Government agency mortgage-backed securities	9	10,116	40	15	23,228	202	24	33,344	242
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Marketable equity securities	0	0	0	1	82	19	1	82	19
Total available-for-sale investment portfolio	13	$12,103	$41	18	$23,312	$221	31	$35,415	$262

As of December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency obligations	9	$353,844	$2,027	0	$0	$0	9	$353,844	$2,027
Obligations of state and political subdivisions	18	8,804	34	2	735	25	20	9,539	59
Government agency mortgage-backed securities	17	24,178	161	19	30,103	1,100	36	54,281	1,261
Corporate debt securities	1	3,024	0	1	2,710	58	2	5,734	58
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	87	14	0	0	0	1	87	14
Total available-for-sale investment portfolio	46	$389,937	$2,236	24	$33,551	$1,183	70	$423,488	$3,419

The unrealized losses reported pertain to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Corporation ("FHLMC"), which are currently rated AAA by Moody's Investor Services, AA+ by Standard & Poor's and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2016 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$34,640	$34,835
Due after one through five years	872,160	910,105
Due after five years through ten years	1,360,056	1,440,555
Due after ten years	207,953	221,113
Subtotal	2,474,809	2,606,608
Government agency mortgage-backed securities	216,942	224,733
Government agency collateralized mortgage obligations	10,086	10,504
Total	$2,701,837	$2,841,845

NOTE E:  LOANS

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:
	September 30,	December 31,
(000's omitted)	2016	2015
Consumer mortgage	$1,798,748	$1,769,754
Business lending	1,506,878	1,497,271
Consumer indirect	1,037,077	935,760
Consumer direct	196,134	195,076
Home equity	401,784	403,514
Gross loans, including deferred origination costs	4,940,621	4,801,375
Allowance for loan losses	(46,789)	(45,401)
Loans, net of allowance for loan losses	$4,893,832	$4,755,974

The outstanding balance related to credit impaired acquired loans was $8.0 million and $8.5 million at September 30, 2016 and December 31, 2015, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)
Balance at December 31, 2015	$810
Accretion recognized, year-to-date	(359)
Net reclassification to accretable from non-accretable	129
Balance at September 30, 2016	$580

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company's past due loans, by class as of September 30, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$9,672	$927	$11,663	$22,262	$1,608,451	$1,630,713
Business lending	2,995	390	3,774	7,159	1,267,092	1,274,251
Consumer indirect	10,657	162	0	10,819	993,023	1,003,842
Consumer direct	1,318	86	0	1,404	183,576	184,980
Home equity	1,205	304	1,529	3,038	310,262	313,300
Total	$25,847	$1,869	$16,966	$44,682	$4,362,404	$4,407,086

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$1,237	$61	$2,464	$3,762	$0	$164,273	$168,035
Business lending	226	0	1,460	1,686	6,863	224,078	232,627
Consumer indirect	208	15	0	223	0	33,012	33,235
Consumer direct	166	0	0	166	0	10,988	11,154
Home equity	1,474	70	411	1,955	0	86,529	88,484
Total	$3,311	$146	$4,335	$7,792	$6,863	$518,880	$533,535

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2016			December 31, 2015
(000's omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,053,914	$173,950	$1,227,864	$1,048,364	$219,374	$1,267,738
Special mention	137,855	32,820	170,675	124,768	20,007	144,775
Classified	82,466	18,994	101,460	60,181	16,963	77,144
Doubtful	16	0	16	315	0	315
Acquired impaired	0	6,863	6,863	0	7,299	7,299
Total	$1,274,251	$232,627	$1,506,878	$1,233,628	$263,643	$1,497,271

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,618,123	$1,003,680	$184,894	$311,467	$3,118,164
Nonperforming	12,590	162	86	1,833	14,671
Total	$1,630,713	$1,003,842	$184,980	$313,300	$3,132,835

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$165,510	$33,220	$11,154	$88,003	$297,887
Nonperforming	2,525	15	0	481	3,021
Total	$168,035	$33,235	$11,154	$88,484	$300,908

The following table details the balances in all other loan categories at December 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,568,653	$890,237	$177,999	$298,105	$2,934,994
Nonperforming	12,805	102	52	2,140	15,099
Total	$1,581,458	$890,339	$178,051	$300,245	$2,950,093

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$186,506	$45,421	$17,011	$102,942	$351,880
Nonperforming	1,790	0	14	327	2,131
Total	$188,296	$45,421	$17,025	$103,269	$354,011

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of September 30, 2016 and December 31, 2015 follows:

	September 30,	December 31,
(000's omitted)	2016	2015
Loans with allowance allocation	$786	$0
Loans without allowance allocation	591	2,376
Unpaid principal balance	1,377	2,376
Contractual balance	3,009	3,419
Allowance for loan loss allocated	17	0

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency ("OCC"), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and nine months ended September 30, 2016 and 2015 was immaterial.

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

Information regarding TDRs as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016						December 31, 2015
(000's omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	41	$1,951	40	$1,760	81	$3,711	37	$1,472	54	$2,486	91	$3,958
Business lending	8	180	5	699	13	879	8	217	6	737	14	954
Consumer indirect	0	0	76	762	76	762	0	0	77	691	77	691
Consumer direct	0	0	9	68	9	68	0	0	32	37	32	37
Home equity	14	229	7	219	21	448	10	203	14	301	24	504
Total	63	$2,360	137	$3,508	200	$5,868	55	$1,892	183	$4,252	238	$6,144

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2016 and 2015.  Of the loans noted in the table below, all loans for the three months and nine months ended September 30, 2016 and 2015 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	2	$206	4	$404
Business lending	0	0	0	0
Consumer indirect	9	89	12	112
Consumer direct	0	0	1	0
Home equity	0	0	0	0
Total	11	$295	17	$516

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	9	$787	8	$585
Business lending	1	29	0	0
Consumer indirect	27	392	23	263
Consumer direct	1	51	2	1
Home equity	3	48	1	13
Total	41	$1,307	34	$862

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526
Charge-offs	(202)	(284)	(2,037)	(395)	(6)	0	0	(2,924)
Recoveries	12	220	892	246	27	0	0	1,397
Provision	305	(283)	1,503	170	10	85	0	1,790
Ending balance	$9,968	$16,602	$13,573	$3,041	$2,531	$935	$139	$46,789

	Three Months Ended September 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,192	$15,353	$11,602	$2,991	$2,677	$2,374	$93	$45,282
Charge-offs	(276)	(234)	(1,597)	(427)	(66)	0	(59)	(2,659)
Recoveries	9	107	740	174	29	0	0	1,059
Provision	421	112	1,367	359	102	(461)	6	1,906
Ending balance	$10,346	$15,338	$12,112	$3,097	$2,742	$1,913	$40	$45,588

	Nine Months Ended September 30, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(445)	(1,263)	(5,439)	(1,246)	(142)	0	(26)	(8,561)
Recoveries	96	511	3,146	705	55	0	0	4,513
Provision	119	1,605	3,444	585	(48)	(266)	(3)	5,436
Ending balance	$9,968	$16,602	$13,573	$3,041	$2,531	$935	$139	$46,789

	Nine Months Ended September 30, 2015
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(917)	(667)	(4,421)	(1,066)	(188)	0	(102)	(7,361)
Recoveries	75	715	3,077	566	55	0	0	4,488
Provision	902	(497)	1,912	514	174	146	(31)	3,120
Ending balance	$10,346	$15,338	$12,112	$3,097	$2,742	$1,913	$40	$45,588

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$39,688	$(31,975)	$7,713	$39,688	$(29,899)	$9,789
Other intangibles	17,852	(8,588)	9,264	17,565	(6,460)	11,105
Total amortizing intangibles	$57,540	$(40,563)	$16,977	$57,253	$(36,359)	$20,894

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct – Dec 2016	$1,275
2017	4,413
2018	3,566
2019	2,782
2020	2,119
Thereafter	2,822
Total	$16,977

Shown below are the components of the Company's goodwill at December 31, 2015 and September 30, 2016:

(000's omitted)	December 31, 2015	Activity	September 30, 2016
Goodwill	$468,076	$1,890	$469,966
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$463,252	$1,890	$465,142

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.34%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.50%)	12/15/2036	Par

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

The net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,027	$831	$3,079	$2,493	$0	$0	$0	$0
Interest cost	1,406	1,375	4,218	4,124	20	22	61	65
Expected return on plan assets	(2,961)	(3,042)	(8,882)	(9,127)	0	0	0	0
Amortization of unrecognized net loss/(gain)	377	366	1,131	1,099	(1)	(3)	(4)	(10)
Amortization of prior service cost/(credit)	11	2	33	6	(45)	(45)	(134)	(134)
Net periodic benefit cost	$(140)	$(468)	$(421)	$(1,405)	$(26)	$(26)	$(77)	$(79)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2016.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were no weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2016, and approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2016, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2015, and approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2015 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2016	2015	2016	2015
Net income	$27,160	$25,022	$77,420	$71,159
Income attributable to unvested stock-based compensation awards	(157)	(129)	(398)	(352)
Income available to common shareholders	$27,003	$24,893	$77,022	$70,807

Weighted-average common shares outstanding – basic	44,184	40,873	44,023	40,741
Basic earnings per share	$0.61	$0.61	$1.75	$1.74

Net income	$27,160	$25,022	$77,420	$71,159
Income attributable to unvested stock-based compensation awards	(157)	(129)	(398)	(352)
Income available to common shareholders	$27,003	$24,893	$77,022	$70,807

Weighted-average common shares outstanding – basic	44,184	40,873	44,023	40,741
Assumed exercise of stock options	394	386	359	400
Weighted-average common shares outstanding – diluted	44,578	41,259	44,382	41,141
Diluted earnings per share	$0.61	$0.60	$1.74	$1.72

Stock Repurchase Program
At its December 2015 meeting, the Company's Board of Directors (the "Board") approved a new repurchase program authorizing the repurchase of up to 2.2 million shares of the Company's common stock, in accordance with securities laws and regulations, through December 31, 2016.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.  The Company did not repurchase any shares under the authorized plan during the first nine months of 2016, compared to 265,230 shares repurchased during 2015.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	September 30, 2016	December 31, 2015
Commitments to extend credit	$769,448	$811,442
Standby letters of credit	21,618	19,053
Total	$791,066	$830,495

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,976,612	$0	$0	$1,976,612
Obligations of state and political subdivisions	0	624,222	0	624,222
Government agency mortgage-backed securities	0	224,733	0	224,733
Corporate debt securities	0	5,774	0	5,774
Government agency collateralized mortgage obligations	0	10,504	0	10,504
Marketable equity securities	410	0	0	410
Total available-for-sale investment securities	1,977,022	865,233	0	2,842,255
Mortgage loans held for sale	0	633	0	633
Commitments to originate real estate loans for sale	0	0	474	474
Forward sales commitments	0	(30)	0	(30)
Total	$1,977,022	$865,836	$474	$2,843,332

	December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,899,978	$0	$0	$1,899,978
Obligations of state and political subdivisions	0	666,883	0	666,883
Government agency mortgage-backed securities	0	210,865	0	210,865
Corporate debt securities	0	16,680	0	16,680
Government agency collateralized mortgage obligations	0	13,308	0	13,308
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	1,900,377	907,736	0	2,808,113
Mortgage loans held for sale	0	932	0	932
Commitments to originate real estate loans for sale	0	0	117	117
Forward sales commitments	0	(37)	0	(37)
Total	$1,900,377	$908,631	$117	$2,809,125

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

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company's consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2016 was approximately $0.6 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(000's omitted	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$361	$195	$117	$185
Total losses included in earnings (1)	(361)	(195)	(760)	(532)
Commitments to originate real estate loans held for sale, net	474	276	1,117	623
Ending balance	$474	$276	$474	$276

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

	September 30, 2016				December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$769	$769	$0	$0	$1,765	$1,765
Mortgage servicing rights	0	0	573	573	0	0	0	0
Other real estate owned	0	0	2,060	2,060	0	0	2,088	2,088
Total	$0	$0	$3,402	$3,402	$0	$0	$3,853	$3,853

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

Other real estate owned ("OREO") is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the customer and customer's business. Such discounts are significant, ranging from 9% to 71% at September 30, 2016 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance at September 30, 2016 of approximately $0.2 million.

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
(000's omitted)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,060	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 71.0% (23.4%)
Impaired loans	769	Fair Value of Collateral	Estimated cost of disposal/market adjustment	15.0% - 17.6% (16.3%)
Commitments to originate real estate loans for sale	474	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	573	Discounted cash flow	Weighted average constant prepayment rate	11.8%
			Weighted average discount rate	2.24%
			Adequate compensation	$7/loan

(000's omitted)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,088	Fair value of collateral	Estimated cost of disposal/market adjustment	5.3% - 74.0% (27.7%)
Impaired loans	1,765	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 20.0% (17.9%)
Commitments to originate real estate loans for sale	117	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company's other financial instruments that are not accounted for at fair value at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,893,832	$4,958,819	$4,755,974	$4,808,856
Financial liabilities:
Deposits	7,077,419	7,074,685	6,873,474	6,871,098
Borrowings	133,900	133,900	301,300	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,164	82,380	102,146	84,680

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at September 30, 2016.  The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the "chief operating decision maker" in deciding how to allocate resources and assess performance.  The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking and Employee Benefit Services as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in northern, central, and western New York as well as northeastern Pennsylvania.  Employee Benefit Services, which includes Benefit Plans Administrative Services LLC, BPAS Actuarial and Pension Services, LLC (formerly Harbridge Consulting Group, LLC), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of; (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc. ("CISI"), OWM, and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2016
Net interest income	$68,375	$39	$49	$0	$68,463
Provision for loan losses	1,790	0	0	0	1,790
Noninterest revenues	17,756	11,680	11,139	(623)	39,952
Amortization of intangible assets	665	96	598	0	1,359
Other operating expenses	47,738	9,020	8,732	(623)	64,867
Income before income taxes	$35,938	$2,603	$1,858	$0	$40,399
Assets	$8,658,308	$36,706	$72,147	$(39,415)	$8,727,746
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

Three Months Ended September 30, 2015
Net interest income	$62,295	$37	$31	$0	$62,363
Provision for loan losses	1,906	0	0	0	1,906
Noninterest revenues	15,503	11,674	4,735	(526)	31,386
Amortization of intangible assets	680	125	38	0	843
Other operating expenses	43,790	8,644	3,328	(526)	55,236
Income before income taxes	$31,422	$2,942	$1,400	$0	$35,764
Assets	$7,970,345	$30,958	$18,921	$(23,058)	$7,997,166
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

Nine Months Ended September 30, 2016
Net interest income	$203,394	$117	$139	$0	$203,650
Provision for loan losses	5,436	0	0	0	5,436
Noninterest revenues	49,663	36,137	32,989	(1,784)	117,005
Amortization of intangible assets	2,075	326	1,803	0	4,204
Other operating expenses	143,882	27,899	26,050	(1,784)	196,047
Income before income taxes	$101,664	$8,029	$5,275	$0	$114,968

Nine Months Ended September 30, 2015
Net interest income	$183,243	$102	$86	$0	$183,431
Provision for loan losses	3,120	0	0	0	3,120
Noninterest revenues	43,037	34,633	13,943	(1,462)	90,151
Amortization of intangible assets	2,129	391	122	0	2,642
Other operating expenses	131,002	26,052	9,841	(1,462)	165,433
Income before income taxes	$90,029	$8,292	$4,066	$0	$102,387

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the "Company" or "CBSI") as of and for the three and nine months ended September 30, 2016 and 2015, although in some circumstances the second quarter of 2016 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 27.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term "this year" and equivalent terms refers to results in calendar year 2016, "third quarter" refers to the three months ended September 30, 2016, "YTD" refers to the nine months ended September 30, 2016, and earnings per share ("EPS") figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 44.

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

Significant factors reviewed by management to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest revenues, noninterest expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of specific product lines and customers, liquidity and interest rate sensitivity, enhancements to customer products and services and their underlying performance characteristics, technology advancements, market share, peer comparisons, and the performance of recently acquired businesses.

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million shares of common stock.  Upon the completion of the merger, the Bank added 12 branch locations in the New York State counties of Oneida and Madison and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, and $699 million of deposits.  Through the acquisition of Oneida, the Company acquired, among others, OneGroup NY, Inc. ("OneGroup") and Oneida Wealth Management, Inc. ("OWM"), wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses.

Third quarter and year-to-date net income increased compared to the comparable 2015 timeframes by $2.1 million and $6.3 million, respectively.  Earnings per share of $0.61 for the third quarter of 2016 was $0.01 higher than the third quarter of 2015, while 2016 year-to-date earnings per share of $1.74 exceeded 2015 year-to-date earnings per share by $0.02.  The higher net income was due to increases in net interest income and noninterest revenues, partially offset by increases in noninterest expenses, and a higher effective income tax rate.  The increase in net interest income was generated as a result of an increase in average earning assets, with quarterly results also benefiting from a two basis point increase in the net interest margin from the prior year quarter, while year-to-date results were adversely impacted by a five basis point decline in the net interest margin.  The increase in quarterly noninterest revenues was a result of continued acquired and organic growth, combined with $1.0 million of nonrecurring insurance-related gains.

The growth in loans and deposits was evident as balances showed increases on both an average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2015.  The increases were a result of the Oneida acquisition late in the fourth quarter of 2015 and solid organic growth.

The trends of declining yields on interest-earning assets and lower rates on interest-bearing liabilities continued.  The continued low-rate environment has generally meant that higher rate interest-earning assets continue to be replaced with lower rate assets, although that has moderated somewhat over the last year.  The continued modest decline in the cost of funds is a result of a larger proportion of funding coming from lower rate and noninterest-bearing accounts, instead of higher cost time deposits and borrowings.

The current quarter provision for loan losses was lower than that recorded in the third quarter of 2015, reflective of slightly lower levels of net charge-offs  and a change in the overall portfolio mix related to commercial loan payoffs in the third quarter.  Asset quality in the third quarter of 2016 remained stable and favorable.  Third quarter nonperforming and delinquent loan ratios were lower than those experienced in the third quarter of 2015.

Pending Acquisition – Merchants Bancshares, Inc.

On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank headquartered in South Burlington, Vermont, for approximately $304 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, Community Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $1.9 billion of assets, and deposits of $1.5 billion.  The acquisition is expected to close during the second quarter of 2017, pending both customary regulatory and Merchants shareholder approvals.  The Company expects to incur certain one-time, transaction-related costs in 2016 and 2017.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $27.2 million and $77.4 million, respectively, was up $2.1 million, or 8.5%, as compared to the third quarter of 2015 and up $6.3 million, or 8.8%, compared to September YTD 2015.  Earnings per share of $0.61 for the third quarter was one cent higher than the third quarter of 2015, while earnings per share for the first nine months of 2016 of $1.74 was two cents greater than the first nine months of 2015.  The increases in net income are primarily due to the effect of the Oneida acquisition and incremental nonrecurring insurance-related gains, with earnings per share impacted by an increase in outstanding shares principally related to the shares issued as consideration in the Oneida acquisition.

As reflected in Table 1, third quarter net interest income of $68.5 million was up $6.1 million, or 9.8%, from the comparable prior year period.  Net interest income for the first nine months of 2016 increased $20.2 million, or 11.0%, versus the first nine months of 2015.  The quarterly and year-to-date improvement resulted from an increase in interest-earning assets, primarily from the Oneida acquisition, as well as solid organic loan growth combined with incremental commercial lending income related to early termination fees, which more than offset a decline in investment yields.

The provision for loan losses for the third quarter of 2016 decreased $0.1 million compared to the third quarter of 2015, reflective of a slightly lower level of net charge-offs and a change in the overall portfolio mix related to commercial loan payoffs in the third quarter of 2016. The provision for loan losses for the September YTD period increased $2.3 million as compared to the first nine months of 2015 reflective of slightly higher level of net charge-offs for the year-to-date period and solid organic loan growth.

Third quarter and year-to-date noninterest revenues were $40.0 million and $117.0 million, respectively, up $8.6 million, or 27.3%, from the third quarter of 2015 and up $26.9 million, or 29.8%, from the first nine months of 2015.  The increases were a result of increases in wealth management and insurance revenue primarily related to the Oneida acquisition, as well as revenue growth generated by the Company's other financial services subsidiaries, nonrecurring insurance-related gains, and increased revenues from banking sources as a result of the expanded branch network and customer base.

Noninterest expenses of $66.2 million and $200.3 million for the third quarter and September YTD periods reflected an increase of $10.1 million, or 18.1%, from the third quarter of 2015 and an increase of $32.2 million, or 19.1%, from the first nine months of 2015.  Excluding acquisition-related expenses, 2016 operating expenses were $10.7 million higher for the third quarter and $33.2 million higher for the year-to-date timeframe.  The increases in noninterest expenses were mostly a result of operating a larger franchise, primarily due to the Oneida acquisition.

A condensed income statement is as follows:

Table 1: Condensed Income Statements
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2016	2015	2016	2015
Net interest income	$68,463	$62,363	$203,650	$183,431
Provision for loan losses	1,790	1,906	5,436	3,120
Noninterest revenues	39,952	31,386	117,005	90,151
Noninterest expenses	66,226	56,079	200,251	168,075
Income before income taxes	40,399	35,764	114,968	102,387
Income taxes	13,239	10,742	37,548	31,228
Net income	$27,160	$25,022	$77,420	$71,159

Diluted weighted average common shares outstanding	44,835	41,470	44,609	41,343
Diluted earnings per share	$0.61	$0.60	$1.74	$1.72

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $70.9 million, a $5.4 million, or 8.2%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $560.1 million from the third quarter of 2015, primarily related to the Oneida acquisition and solid organic loan growth, partially offset by a $317.3 million increase in average interest-bearing liabilities.  As reflected in Table 3, the third quarter volume increase in interest-earning assets combined with a rate decrease on interest-bearing liabilities had a $5.6 million favorable impact on net interest income, while the change in rate on interest-earning assets and volume increase on interest-bearing liabilities had a $0.2 million unfavorable impact on net interest income.  September YTD net interest income, as reflected in Table 2b, of $211.2 million increased $18.4 million, or 9.6%, from the year-earlier period.  The September YTD increase resulted from an increase in interest-earning assets of $764.1 million from the prior year, partially offset by a six basis point decrease in earning asset yields and a $528.9 million increase in average interest-bearing liabilities.  The volume increase in interest-earning assets combined with modestly lower funding costs on interest-bearing liabilities had a $22.4 million favorable impact on September YTD net interest income, while the rate decrease on interest-earning assets and volume increase on interest-bearing liabilities had a $4.0 million unfavorable impact on net interest income.

The higher net interest margin for the third quarter of 2016 as compared to the third quarter of 2015 was the result of the average yield on interest-earning assets increasing one basis point, while the average rate on interest-bearing liabilities decreased one basis point from the prior year period.  The net interest margin of 3.69% for the first nine months of 2016 was five basis points lower than the comparable period of 2015.  The yield on interest-earning assets declined six basis points and the rate on interest-bearing liabilities declined one basis point for the first nine months of 2016 as compared to the prior year period.  Declining asset yields outweighed the positive effect of modestly lower funding costs on the net interest margin.

The higher average yield on earning assets was the result of incremental commercial lending income related to certain early loan termination fees and an increase in interest on funds held at the Federal Reserve, offset by a continued decrease in the average yields on certain loans as well as the average yield on investments.  For the third quarter, the average yield on loans decreased by four basis points compared to the prior year period while the average yield on investments, including cash equivalents, declined seven basis points.  For the first nine months of 2016, the average yield on loans decreased seven basis points from the comparable period of 2015, and the average yield on investments, including cash equivalents, declined 13 basis points.  The decline in the loan yield was due to yields on new longer term fixed loan volume being generally below rates on the overall portfolio in the continued low-rate environment, partially offset by incremental commercial lending income related to early loan termination fees and higher short-term rates on adjustable rate loans.  The lower average yield of investments was the result of maturing higher rate investments being replaced with lower rate instruments, as well as the effect certain changes in state tax rates had on the fully tax-equivalent rate adjustment.

The average rate on interest-bearing liabilities for the quarter and year-to-date periods decreased by one basis point from the equivalent prior year periods, as a slight decline in the average rate of interest-bearing deposits was partially offset by an increase in the average interest rate paid on external borrowings.  The average rate on interest-bearing deposits decreased one basis point for the third quarter, while the average rate on borrowings increased 59 basis points compared to the prior year third quarter.  For the first nine months of 2016, the average rate on interest-bearing deposits decreased one basis point and the average rate on borrowings increased 55 basis points from the comparable prior year period.  The increase in the average cost of borrowings for both periods was the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component, as well as increased costs resulting from the 25 basis-point rate increase in the Federal Funds rate in late 2015.

The third quarter average balance of investments, including cash equivalents, decreased $66.4 million, primarily related to maturities, calls and principal payments on the nontaxable municipal investment portfolio.  The year-to-date average balance of investments, including cash equivalents, increased $130.0 million.  The growth in the year-to-date average balance relates to securities purchased during the late first quarter and second quarter 2015 in anticipation of the Oneida transaction.  Average loan balances increased $626.5 million for the quarter and $634.1 million year-to-date as compared to the prior year, with $390.5 million of the year-to-date increase due to the Oneida acquisition, with the remainder coming from solid organic loan growth across all lending portfolios.

The quarterly and year-to-date increases in average interest-bearing deposits of $665.7 million and $719.7 million, respectively, was primarily a result of the Oneida transaction, which added $572.2 million of the year-to-date increase, as well as the addition of new customers and growth in the balances of existing accounts.  The average borrowing balance decreased $348.4 million for the quarter and $190.8 million year-to-date compared to corresponding prior year periods, reflective of the decrease in overnight FHLB borrowings due to the net liquidity from the Oneida transaction and additional funding from organic deposit growth.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$19,110	$22	0.46%	$12,395	$7	0.22%
Taxable investment securities (1)	2,179,044	13,322	2.43%	2,187,818	13,586	2.46%
Nontaxable investment securities (1)	571,327	6,565	4.57%	635,627	7,360	4.59%
Loans (net of unearned discount)(2)	4,913,517	53,863	4.36%	4,287,062	47,493	4.40%
Total interest-earning assets	7,682,998	73,772	3.82%	7,122,902	68,446	3.81%
Noninterest-earning assets	1,029,760			797,064
Total assets	$8,712,758			$7,919,966

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,667,593	1,006	0.09%	$4,020,155	891	0.09%
Time deposits	737,587	770	0.42%	719,358	803	0.44%
FHLB borrowings	225,417	337	0.59%	573,822	587	0.41%
Subordinated debt held by unconsolidated subsidiary trusts	102,161	746	2.90%	102,136	640	2.48%
Total interest-bearing liabilities	5,732,758	2,859	0.20%	5,415,471	2,921	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,569,960			1,363,022
Other liabilities	170,113			125,025
Shareholders' equity	1,239,927			1,016,448
Total liabilities and shareholders' equity	$8,712,758			$7,919,966

Net interest earnings		$70,913			$65,525

Net interest spread			3.62%			3.60%
Net interest margin on interest-earning assets			3.67%			3.65%

Fully tax-equivalent adjustment		$2,450			$3,162

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders' equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Quarterly Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$20,303	$70	0.46%	$13,912	$24	0.23%
Taxable investment securities (1)	2,176,833	40,886	2.51%	2,022,704	39,089	2.58%
Nontaxable investment securities (1)	587,780	20,543	4.67%	618,270	22,116	4.78%
Loans (net of unearned discount)(2)	4,864,402	158,267	4.35%	4,230,301	139,751	4.42%
Total interest-earning assets	7,649,318	219,766	3.84%	6,885,187	200,980	3.90%
Noninterest-earning assets	1,008,774			812,346
Total assets	$8,658,092			$7,697,533

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,696,564	3,096	0.09%	$3,999,234	2,658	0.09%
Time deposits	763,481	2,446	0.43%	741,133	2,567	0.46%
FHLB borrowings	189,246	835	0.59%	380,039	1,081	0.38%
Subordinated debt held by unconsolidated subsidiary trusts	102,156	2,161	2.83%	102,130	1,881	2.46%
Total interest-bearing liabilities	5,751,447	8,538	0.20%	5,222,536	8,187	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,543,387			1,334,913
Other liabilities	155,299			127,617
Shareholders' equity	1,207,959			1,012,467
Total liabilities and shareholders' equity	$8,658,092			$7,697,533

Net interest earnings		$211,228			$192,793

Net interest spread			3.64%			3.69%
Net interest margin on interest-earning assets			3.69%			3.74%

Fully tax-equivalent adjustment		$7,578			$9,362

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

Table 3: Rate/Volume

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	versus September 30, 2015			versus September 30, 2015
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$5	$10	$15	$14	$32	$46
Taxable investment securities	(54)	(210)	(264)	2,917	(1,120)	1,797
Nontaxable investment securities	(738)	(57)	(795)	(1,073)	(500)	(1,573)
Loans	6,873	(503)	6,370	20,660	(2,144)	18,516
Total interest-earning assets (2)	5,379	(53)	5,326	21,998	(3,212)	18,786

Interest paid on:
Interest checking, savings and money market deposits	140	(25)	115	460	(22)	438
Time deposits	20	(53)	(33)	75	(196)	(121)
FHLB borrowings	(449)	199	(250)	(686)	440	(246)
Subordinated debt held by unconsolidated subsidiary trusts	0	106	106	0	280	280
Total interest-bearing liabilities (2)	166	(228)	(62)	801	(450)	351

Net interest earnings (2)	5,169	219	5,388	21,133	(2,698)	18,435

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company's sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by Benefit Plans Administrative Services, Inc. and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services, Inc. ("CISI") and OWM) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2016	2015	2016	2015
Deposit service fees	$14,894	$13,459	$43,636	$39,142
Employee benefit services	11,267	11,330	34,949	33,727
Insurance revenues	5,702	367	17,340	1,091
Wealth management services	5,226	4,185	15,041	12,292
Other banking services	2,201	1,436	4,448	2,618
Mortgage banking	662	609	1,591	1,281
Total noninterest revenues	$39,952	$31,386	$117,005	$90,151

Noninterest revenues/operating revenues (FTE basis) (1)	36.0%	32.4%	35.6%	31.9%
(1) Operating revenues is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue.

As displayed in Table 4, noninterest revenues were $40.0 million in the third quarter of 2016 and $117.0 million for the first nine months of 2016.  This represents an increase of $8.6 million, or 27.3%, for the quarter and $26.9 million, or 29.8%, for the YTD period in comparison to 2015, as the Oneida acquisition helped produce growth in both financial services revenues and banking revenues.

General banking noninterest revenue of $17.1 million for the third quarter and $48.1 million for the first nine months of 2016 were up $2.2 million, or 14.8%, and $6.3 million, or 15.1%, respectively, as compared to the corresponding prior year periods.  This year-over-year increase was primarily driven by an expanded customer base following the Oneida transaction, an increase in deposit service fees resulting from increased debit card-related revenue as well as certain non-recurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.

Mortgage banking income totaled $0.7 million for the third quarter of 2016 and $1.6 million for the first nine months of 2016, an increase of $0.1 million, or 8.7%, and $0.3 million, or 24.2%, respectively, as compared to the corresponding prior year periods.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $12.0 million in the third quarter of 2016 and $28.6 million for the first nine months of 2016 compared to $10.9 million and $27.1 million in the respective comparable prior year periods.  Residential mortgage loans held for sale at September 30, 2016 totaled $0.6 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue decreased slightly as compared to the prior year quarter and increased $1.2 million, or 3.6%, as compared to the nine months ended September 30, 2015.  Wealth management and insurance revenues were up $6.4 million for the third quarter of 2016 and up $19.0 million for September 2016 YTD as compared to the comparable time periods of 2015, primarily due to acquiring OneGroup and OWM in the Oneida transaction.

The ratio of noninterest revenues to total revenues (FTE basis) was 36.0% for the quarter and 35.6% for the nine months ended September 30, 2016, respectively, versus 32.4% and 31.9% for the comparable periods of 2015.  The increase for the year-to-date period is a function of a 29.8% increase in non-interest income while net interest income (FTE basis) increased at a lesser 9.6% rate, impacted by both the mix of business acquired in the Oneida transaction as well as the decline in net interest margin for the year-to-date period.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2016	2015	2016	2015
Salaries and employee benefits	$38,300	$31,179	$115,388	$93,218
Occupancy and equipment	7,373	6,652	22,445	20,891
Data processing and communications	8,744	7,643	25,886	22,106
Amortization of intangible assets	1,359	843	4,204	2,642
Legal and professional fees	1,928	1,564	6,302	4,952
Office supplies and postage	1,713	1,636	5,336	4,733
Business development and marketing	2,004	1,889	6,167	5,711
FDIC insurance premiums	707	968	2,899	2,920
Acquisition expenses	2	562	342	1,318
Other	4,096	3,143	11,282	9,584
Total noninterest expenses	$66,226	$56,079	$200,251	$168,075

Operating expenses(1)/average assets	2.96%	2.74%	3.02%	2.85%
Efficiency ratio(2)	58.5%	56.4%	59.6%	58.0%

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

As shown in Table 5, noninterest expenses were $66.2 million and $200.3 million for the third quarter and YTD periods of 2016, respectively, an increase of $10.1 million, or 18.1%, and $32.2 million, or 19.1%, from the comparable prior year periods.  Included in the third quarter and YTD 2016 noninterest expenses are $0.6 million and $1.0 million less acquisition-related expenses, respectively, than the corresponding 2015 periods.  Salaries and employee benefits increased $7.1 million, or 22.8%, and $22.2 million, or 23.8%, for the third quarter and YTD periods of 2016, respectively, as compared to the corresponding periods of 2015.  The main drivers of the increases were an increase in average full-time equivalent employees due to the Oneida acquisition, annual merit-based personnel cost increases, and higher retirement plan benefits costs caused by lower pension discount rates.  The remaining change to operating expenses can be attributed to increases in occupancy and equipment (up $0.7 million for the quarter and $1.5 million YTD), data processing and communications (up $1.1 million for the quarter and $3.8 million YTD), amortization of intangible assets (up $0.5 million for quarter and $1.6 million YTD), legal and professional (up $0.4 million for the quarter and up $1.3 million YTD), office supplies and postage (up $0.1 million for quarter and $0.6 million YTD), business development and marketing (up $0.1 million for the quarter and $0.5 million YTD), and other expenses (up $1.0 million for the quarter and $1.7 million YTD), all primarily a result of additional costs associated with acquired Oneida business activities, partially offset by a decrease in FDIC insurance premiums (down $0.3 million for the quarter and down slightly YTD) resulting from a change in the structure of the FDIC assessment rate schedule in the third quarter.

The Company's efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by the sum of FTE net interest income and noninterest revenues) was 58.5% for the third quarter, 2.1 percentage points unfavorable to the comparable quarter of 2015.  This resulted from operating expenses (as described above) increasing 18.6% while operating income increased by only 14.4%, due to FTE net interest income growing at a slower 8.2% pace.  The efficiency ratio of 59.6% for the first nine months of 2016 was 1.6 percentage points unfavorable as compared to the first nine months of 2015 due to operating expenses (as described above) increasing 19.2% while an increase in FTE-adjusted net interest income of 9.6% and a 29.8% increase in noninterest revenues resulted in an increase in operating income of a lesser 16.0%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 22 basis points and 17 basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 18.6% for the quarter and 19.2% for the year-to-date period, while average assets increased at a slower 10.0% for the quarter and 12.5% for the year-to-date period.  Both ratios were impacted by the Oneida acquisition, whose business operations are more heavily weighted towards financial services which, by their nature, carry higher costs in relation to their asset levels.

Income Taxes

The third quarter and YTD 2016 effective income tax rates were 32.8% and 32.7%, respectively, as compared to the 30.0% and 30.5% for the comparable periods of 2015, reflective of a higher proportion of income being generated from fully taxable sources, as well as certain statutory changes to state tax rates and structures, including those related to the Company's overall asset size being above $8 billion on a consolidated basis.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.88 billion at the end of the third quarter, an increase of $29.7 million from December 31, 2015 and $39.6 million decrease from September 30, 2015.  The book value (excluding unrealized gains and losses) of investments decreased $44.6 million from December 31, 2015 and decreased $78.9 million from September 30, 2015.  During the first nine months of 2016, the Company purchased $7.0 million of obligations of state and political subdivisions with an average yield of 4.28%, and $31.7 million of government agency mortgage-backed securities with an average yield of 2.21%.  The Company also received $86.7 million of investment maturities, calls, and principal payments during the first nine months of 2016.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At September 30, 2016, the portfolio had a $140.2 million net unrealized gain, an increase of $74.3 million from the unrealized gain at December 31, 2015 and a $39.3 million increase from the unrealized gain at September 30, 2015.  These changes in the net unrealized gain were principally driven by the downward movement in longer-term interest rates.

Table 6: Investment Securities

	September 30, 2016		December 31, 2015		September 30, 2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,873,698	$1,976,612	$1,866,819	$1,899,978	$1,864,199	$1,933,270
Obligations of state and political subdivisions	595,376	624,222	640,455	666,883	662,774	686,627
Government agency mortgage-backed securities	216,942	224,733	205,220	210,865	208,817	215,936
Corporate debt securities	5,735	5,774	16,672	16,680	16,705	16,782
Government agency collateralized mortgage obligations	10,086	10,504	12,862	13,308	13,836	14,418
Marketable equity securities	251	410	250	399	250	406
Total available-for-sale portfolio	2,702,088	2,842,255	2,742,278	2,808,113	2,766,581	2,867,439

Other Securities:
Federal Home Loan Bank common stock	11,682	11,682	19,317	19,317	29,500	29,500
Federal Reserve Bank common stock	19,781	19,781	16,050	16,050	16,050	16,050
Other equity securities	3,926	3,926	4,460	4,460	4,274	4,274
Total other securities	35,389	35,389	39,827	39,827	49,824	49,824

Total investments	$2,737,477	$2,877,644	$2,782,105	$2,847,940	$2,816,405	$2,917,263

Loans

As shown in Table 7, loans ended the third quarter at $4.9 billion, up $627.1 million, or 14.5%, from one year earlier and up $139.2 million, or 2.9%, from the end of 2015.  The growth during the last twelve months was primarily attributable to the Oneida transaction which represented $388.0 million of the increase, combined with productive organic growth in all portfolios, particularly in the consumer lending portfolios.  The increase during the first nine months of 2016 occurred primarily from consumer indirect lending and consumer mortgage lending, partially offset by a slight decrease in the home equity portfolio.

Table 7: Loans

(000's omitted)	September 30, 2016		December 31, 2015		September 30, 2015
Consumer mortgage	$1,798,748	36.4%	$1,769,754	36.8%	$1,621,862	37.6%
Business lending	1,506,878	30.5%	1,497,271	31.2%	1,288,772	29.9%
Consumer indirect	1,037,077	21.0%	935,760	19.5%	872,988	20.2%
Consumer direct	196,134	4.0%	195,076	4.1%	184,479	4.3%
Home equity	401,784	8.1%	403,514	8.4%	345,446	8.0%
Total loans	$4,940,621	100.0%	$4,801,375	100.0%	$4,313,547	100.0%

Consumer mortgages increased $176.9 million, or 10.9%, from one year ago, with $129.3 million of the increase related to the Oneida acquisition.  The portfolio increased $29.0 million, or 1.6%, from December 31, 2015.  Consumer mortgage volume has been strong over the last several years due to continued historically low long-term rates and comparatively stable real estate valuations in the Company's primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company's business lending activity.  The business lending portfolio increased $218.1 million, or 16.9%, from September 30, 2015, with the Oneida transaction contributing $163.1 million of the increase. In addition, the portfolio increased $9.6 million, or 0.6%, from December 31, 2015, as 2016 loan generation outpaced contractual and unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine, and recreational vehicle dealerships), increased $175.7 million, or 16.6%, on a year-over-year basis, with $45.2 million relating to the Oneida transaction, as well as strong organic growth in the indirect portfolio consistent with regional market conditions.  Additionally, the portfolio increased $102.4 million, or 9.1%, as compared to December 31, 2015, again reflective of strong organic growth.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company's primary markets has continued to expand in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.

Home equity loans increased $56.3 million, or 16.3%, from one year ago primarily due to the $50.4 million acquired in the Oneida transaction, as well as organic growth driven by proactive marketing efforts and competitive rate offerings.  The portfolio decreased $1.7 million, or 0.4%, from December 31, 2015, due in part to home equity loans being paid off or down as part of the heightened level of consumer deleveraging that has occurred in response to continued low rate environment.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2016 and 2015 and December 31, 2015.
Table 8: Nonperforming Assets
	September 30,	December 31,	September 30,
(000's omitted)	2016	2015	2015
Nonaccrual loans
Consumer mortgage	$14,127	$12,790	$13,581
Business lending	5,234	6,567	7,112
Consumer indirect	0	0	0
Consumer direct	0	15	15
Home equity	1,940	2,356	2,425
Total nonaccrual loans	21,301	21,728	23,133
Accruing loans 90+ days delinquent
Consumer mortgage	988	1,805	1,481
Business lending	390	126	135
Consumer indirect	177	102	58
Consumer direct	86	51	41
Home equity	374	111	360
Total accruing loans 90+ days delinquent	2,015	2,195	2,075
Nonperforming loans
Consumer mortgage	15,115	14,595	15,062
Business lending	5,624	6,693	7,247
Consumer indirect	177	102	58
Consumer direct	86	66	56
Home equity	2,314	2,467	2,785
Total nonperforming loans	23,316	23,923	25,208
Other real estate owned (OREO)	2,060	2,088	2,531
Total nonperforming assets	$25,376	$26,011	$27,739

Nonperforming loans / total loans	0.47%	0.50%	0.58%
Nonperforming assets / total loans and other real estate	0.51%	0.54%	0.64%
Delinquent loans (30 days old to nonaccruing) to total loans	1.06%	1.16%	1.19%
Net charge-offs to average loans outstanding (quarterly)	0.12%	0.31%	0.15%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.13%	0.34%	0.14%
Provision for loan losses to net charge-offs (quarterly)	117%	95%	119%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	124%	62%	127%
(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at September 30, 2016 were $25.4 million, a $0.6 million decrease versus the level at the end of 2015 and a $2.4 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.6 million from year-end 2015 and were down $1.9 million from September 30, 2015.  Other real estate owned ("OREO") at September 30, 2016 of $2.1 million was consistent with December 31, 2015 and decreased $0.5 million from September 30, 2015.  At September 30, 2016, OREO consisted of three commercial properties with a total value of $0.7 million and 24 residential properties with a total value of $1.4 million.  This compares to four commercial properties with a total value of $0.6 million and 27 residential properties with a total value of $1.5 million at December 31, 2015 and five commercial properties with a total value of $0.5 million and 32 residential properties with a total value of $2.1 million at September 30, 2015.  Nonperforming loans were 0.47% of total loans outstanding at the end of the third quarter, three basis points lower than the level at December 31, 2015 and an 11 basis point improvement from the level at September 30, 2015.

Approximately 65% of nonperforming loans at September 30, 2016 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company's market area have generally remained relatively stable over the past several years.  Additionally, improved process efficiency and economic conditions including lower unemployment levels, have positively impacted consumers and have resulted in generally improving nonperforming mortgage levels in 2015 and 2016.  Approximately 24% of the nonperforming loans at September 30, 2016 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 201% at the end of the third quarter, as compared to 190% at year-end 2015 and 181% at September 30, 2015.

Members of the Company's senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits, and discuss any needed changes to collection efforts, if warranted.  Based on the group's consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company's larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, as well as special assets officers and senior commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.06% at the end of the third quarter, 10 basis points below the 1.16% ratio at year-end 2015 and 13 basis points below the 1.19% ratio at September 30, 2015.  The business lending delinquency ratio at the end of the third quarter was 19 basis points below the level at December 31, 2015 and 16 basis points below the level at September 30, 2015.  The delinquency rate for consumer direct loans decreased as compared to the level at December 31, 2015, but increased over the level at September 30, 2015.  The consumer indirect loan delinquency level decreased as compared to both December 31, 2015 and September 30, 2015.  The delinquency ratio for consumer mortgages was below the level at December 31, 2015 and September 30, 2015.  The delinquency ratio for the home equity portfolio increased as compared to both December 31, 2015 and September 30, 2015.  The Company's success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$46,526	$45,282	$45,401	$45,341
Charge-offs:
Consumer mortgage	202	276	445	917
Business lending	284	293	1,289	769
Consumer indirect	2,037	1,597	5,439	4,421
Consumer direct	395	427	1,246	1,066
Home equity	6	66	142	188
Total charge-offs	2,924	2,659	8,561	7,361
Recoveries:
Consumer mortgage	12	9	96	75
Business lending	220	107	511	715
Consumer indirect	892	740	3,146	3,077
Consumer direct	246	174	705	566
Home equity	27	29	55	55
Total recoveries	1,397	1,059	4,513	4,488

Net charge-offs	1,527	1,600	4,048	2,873
Provision for loans losses	1,790	1,906	5,436	3,120

Allowance for loan losses at end of period	$46,789	$45,588	$46,789	$45,588
Allowance for loan losses / total loans	0.95%	1.06%	0.95%	1.06%
Allowance for legacy loan losses / total legacy loans (1)	1.02%	1.10%	1.02%	1.10%
Allowance for loan losses / nonperforming loans	201%	181%	201%	181%
Allowance for legacy loan losses / legacy nonperforming loans (1)	238%	201%	238%	201%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.04%	0.07%	0.03%	0.07%
Business lending	0.02%	0.06%	0.07%	0.01%
Consumer indirect	0.45%	0.40%	0.32%	0.22%
Consumer direct	0.29%	0.53%	0.36%	0.36%
Home equity	-0.02%	0.04%	0.03%	0.05%
Total loans	0.12%	0.15%	0.11%	0.09%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2016 were $1.5 million, $0.1 million less than the third quarter of 2015.  Net charge-offs for the nine months ended September 30, 2016 were $4.0 million, a $1.2 million increase from the first nine months of 2015.  All portfolios except consumer mortgage and home equity experienced higher levels of net charge-offs through the first nine months of 2016 as compared to the same period in 2015, reflective of historically low net charge off levels in the comparable prior year period.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2016 was 0.12%, 19 basis points lower than the fourth quarter of 2015 and three basis points lower than the third quarter of 2015.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The provision for loan losses was $1.8 million in the third quarter, all of which related to legacy loans.  The provision was $0.1 million lower than the equivalent prior year period, reflective of a change in the overall portfolio mix as a result of commercial loan payoffs in the third quarter.  The third quarter 2016 loan loss provision was $0.3 million more than the level of net charge-offs for the quarter, reflective of an overall increase in loan balances.  The allowance for loan losses of $46.8 million as of September 30, 2016 was an increase of $1.2 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan loss to total loans ratio of 0.95% at September 30, 2016, 11 basis points lower than September 30, 2015 and equal to the level reported at December 31, 2015.

As of September 30, 2016, the purchase discount related to the $533.5 million of remaining non-impaired loan balances acquired from Oneida, HSBC Bank USA, N.A., First Niagara Bank, N.A. and Wilber National Bank was approximately $8.3 million, or 1.6% of that portfolio, with $1.8 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $7.0 billion in the third quarter were up $872.6 million, or 14.3%, compared to the third quarter of 2015, with $672.3 million of the increase relating to the Oneida transaction.  Average deposits increased $626.5 million, or 9.9%, from the fourth quarter of last year, with $461.5 million of the increase relating to acquired Oneida deposit relationships.  The mix of average deposits continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets accounts) have increased from prior year levels.  Conversely, the proportion of time deposits decreased, consistent with the last several years.  This change in deposit mix reflects the Company's goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix has moderated recently and this resulted in the average cost of deposits of 0.11% for the first nine months of 2016 remaining consistent with the first nine months of 2015.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings, and high quality customer service.

The average nonpublic fund deposits for the third quarter of 2016 increased $473.3 million, or 8.4%, versus the fourth quarter of 2015, $346.0 million of which is attributable to the Oneida transaction.  Compared to the third quarter of 2015, average nonpublic deposits increased $630.3 million, or 11.6%, with $503.0 million attributable to the Oneida transaction.  Average public fund deposits for the third quarter increased $153.2 million, or 20.5%, from the fourth quarter of 2015 and $242.3 million, or 36.9%, from the third quarter of 2015.  The Oneida transaction was responsible for $115.5 million of the increase from the fourth quarter and $169.4 million of the increase from the prior year third quarter.  Public fund deposits as a percentage of total deposits increased from 10.8% in the third quarter of 2015 to 12.9% in the third quarter of 2016, as the Company has been able to expand its municipal deposit relationships in its markets, and the acquired Oneida deposit relationships were more heavily weighted toward municipal balances.

Table 10: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2016	2015	2015
Noninterest checking deposits	$1,569,960	$1,405,416	$1,363,022
Interest checking deposits	1,614,964	1,459,811	1,410,825
Regular savings deposits	1,320,877	1,154,110	1,117,855
Money market deposits	1,731,752	1,601,641	1,491,475
Time deposits	737,587	727,648	719,358
Total deposits	$6,975,140	$6,348,626	$6,102,535

Nonpublic fund deposits	$6,076,131	$5,602,822	$5,445,848
Public fund deposits	899,009	745,804	656,687
Total deposits	$6,975,140	$6,348,626	$6,102,535

Borrowings

The third quarter 2016 ending external borrowings of $236.1 million were $167.4 million, or 41.5%, lower than borrowings at December 31, 2015, and $424.2 million, or 64.2%, less than the end of the third quarter of 2015.  This decrease was a result of utilizing the net liquidity from the Oneida transaction and additional liquidity from organic deposit growth to reduce overnight borrowing at the FHLB.

Shareholders' Equity

Total shareholders' equity of $1.24 billion at the end of the third quarter represents an increase of $99.9 million from the balance at December 31, 2015.  This increase consisted of net income of $77.4 million, a $46.9 million increase in other comprehensive income, $6.2 million from treasury stock issued to the Company's 401(k) plan, $7.5 million from shares issued under the employee stock plan and $3.4 million from employee stock options earned, partially offset by dividends declared of $41.5 million.  The change in other comprehensive income was comprised of a $46.2 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.7 million adjustment to the funded status of the Company's retirement plans.  Over the past 12 months, total shareholders' equity increased by $195.6 million, as net income, a higher market value adjustment on investments, and the issuance of common stock, including the $102 million issued as consideration in the Oneida transaction, more than offset dividends declared, and the change in the funded status of the Company's defined benefit pension and other postretirement plans.

The Company's Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized", was 10.35% at the end of the third quarter, up three basis points from year-end 2015 and 26 basis points above its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2015 is the result of ending shareholders' equity excluding intangibles and other comprehensive income items increasing 6.6%, primarily from net earnings retention, while average assets excluding intangibles and the market value adjustment on investments increased 6.3%, in part due to the fourth quarter of 2015 including the Oneida acquisition for less than a month.  The Tier 1 leverage ratio increased as compared to the prior year's third quarter as shareholders' equity, excluding intangibles and other comprehensive income, increased 10.9% due to strong earnings retention and issuance of shares in connection with the Oneida transaction, while average assets excluding intangibles and the market value adjustment increased 8.2%, driven by solid organic loan growth, investment purchases, and the Oneida acquisition.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.66% increased 1.07% percentage points from December 31, 2015 and increased 52 basis points versus September 30, 2015 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio during 2016 is primarily attributable to proportionally larger increases in tangible equity levels than the increases in tangible assets due to earnings retention and the increase in the investment market value adjustment outpacing tangible asset growth.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2016 was 53.6%, compared to 52.2% for the nine months ended September 30, 2015.  Dividends declared increased 11.8% as the Company's quarterly dividend per share was raised from $0.31 to $0.32 in August 2016, while net income for September YTD 2016 increased 8.8% over the prior year period.  The 2016 dividend increase marked the Company's 24th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 8.1% over the last twelve months including the impact of the 2.38 million shares issued in the Oneida transaction that accounted for 5.8% of the total increase.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York ("Federal Reserve").  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $133.9 million was outstanding at September 30, 2016.

The Bank's primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2016, the Bank had $161.5 million of cash and cash equivalents of which $13.8 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.2 billion in unused FHLB borrowing capacity based on the Company's quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company's primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2016, this ratio was 16.8% for 30-days and 16.7% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company's internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2016, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2016 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "forecast, " "projection," "project," "believe," or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (10) the ability to maintain and increase market share and control expenses;  (11) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (12) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the outcome of pending or future litigation and government proceedings; (14) other risk factors outlined in the Company's filings with the SEC from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of Quarterly GAAP to Non-GAAP Measures

Table 11: Quarterly GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September,
(000's omitted)	2016	2015	2016	2015
Income statement data
Operating expenses
Noninterest expenses (GAAP)	$66,226	$56,079	$200,251	$168,075
Acquisition expenses	(2)	(562)	(342)	(1,318)
Amortization of intangibles	(1,359)	(843)	(4,204)	(2,642)
Operating expenses (non-GAAP)	$64,865	$54,674	$195,705	$164,115
Efficiency ratio
Operating expenses (non-GAAP) - numerator	$64,865	$54,674	$195,705	$164,115
Tax-equivalent net interest income	70,913	65,525	211,228	192,793
Noninterest revenues	39,952	31,386	117,005	90,151
Operating revenues (non-GAAP) - denominator	$110,865	$96,911	$328,233	$282,944
Efficiency ratio (non-GAAP)	58.5%	56.4%	59.6%	58.0%

	September 30,	December 31,	September 30,
(000's omitted)	2016	2015	2015
Balance sheet data
Net tangible equity-to-assets ratio at period end
Shareholders' equity (GAAP)	$1,240,582	$1,140,647	$1,045,026
Intangible assets	(482,119)	(484,146)	(384,525)
Deferred taxes on goodwill	42,523	39,724	38,728
Tangible common equity (non-GAAP) - numerator	$800,986	$696,225	$699,229
Total assets (GAAP)	$8,727,746	$8,552,669	$7,997,166
Intangible assets	(482,119)	(484,146)	(384,525)
Deferred taxes on goodwill	42,523	39,724	38,728
Tangible assets (non-GAAP) - denominator	$8,288,150	$8,108,247	$7,651,369
Net tangible equity-to-assets ratio at period end (non-GAAP)	9.66%	8.59%	9.14%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 78% of the total portfolio and are currently rated AAA by Moody's Investor Services and AA+ by Standard & Poor's.  Municipal and corporate bonds account for 22% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2016 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2016
+200 basis points	($2,925,000)
+100 basis points	($998,000)
-25 basis points	($654,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management's evaluation of the effectiveness of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company's quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.                          Other Information

Item 1.   Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the third quarter of 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016(1)	305	$41.23	0	2,200,000
August 1-31, 2016(1)	50	$44.13	0	2,200,000
September 1-30, 2016 (1)	859	$45.64	0	2,200,000
Total	1,214	$44.77

(1) Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan of 305 shares, 50 shares and 859 shares in July 2016, August 2016 and September 2016, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: November 9, 2016	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: November 9, 2016	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer