Form 10-K
period 2016-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2017-03-01
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☒   No   ☐  .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒   No   ☐   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☐   .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒   .

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2016 (the registrant's most recently completed second fiscal quarter): $1,765,509,358.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2017: 44,541,700

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 17, 2017 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

1 of 112

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

Item 1. Business

Community Bank System, Inc. (the "Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the "Bank" or "CBNA"), and Benefit Plans Administrative Services, Inc. ("BPAS").  As of December 31, 2016, BPAS owns four subsidiaries: Benefit Plans Administrative Services, LLC ("BPA"), a provider of defined contribution plan administration services; BPAS Actuarial & Pension Services, LLC ("BPAS-APS") (formally known as Harbridge Consulting Group, LLC), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company ("HB&T"), a provider of collective investment fund administration and institutional trust services.  HB&T owns one subsidiary, Hand Securities, Inc. ("HSI"), an introducing broker-dealer.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  As of December 31, 2016, the Bank operates 193 full-service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries: The Carta Group, Inc. ("Carta Group"), CBNA Preferred Funding Corporation ("PFC"), CBNA Treasury Management Corporation ("TMC"), Community Investment Services, Inc. ("CISI"),  Nottingham Advisors, Inc. ("Nottingham"), OneGroup NY, Inc. ("OneGroup"), Oneida Wealth Management, Inc. ("OWM") and Oneida Preferred Funding II LLC ("OPFCII").  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  On August 19, 2016, the Company merged its insurance subsidiary CBNA Insurance Agency, Inc. ("CBNA Insurance") into OneGroup.   PFC and OPFCII primarily act as investors in residential real estate loans and properties.  TMC provides cash management, investment, and treasury services to the Bank.  CISI, The Carta Group and OWM provide broker-dealer and investment advisory services.  On April 22, 2016, the Company merged the activities of OWM into CISI.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

The Company maintains a website at communitybankna.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company's website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  The information posted on the website is not incorporated into or a part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at https://www.sec.gov.

Acquisition History (2012-2016)

Northeast Retirement Services, Inc.
On December 5, 2016, the Company announced that it had entered into a definitive agreement to acquire Northeast Retirement Services, Inc. ("NRS") and its subsidiary Global Trust Company ("GTC") headquartered in Woburn, Massachusetts for approximately $148 million in Company stock and cash.  On February 3, 2017, the Company completed its acquisition of NRS and GTC.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, was chartered in the State of Maine in 2008, as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition will strengthen and complement the Company's existing employee benefit services businesses.  Upon the completion of the merger, NRS is a wholly-owned subsidiary of BPAS and will operate as Northeast Retirement Services, LLC, a Delaware limited liability company.  The initial accounting for the assets and liabilities assumed with this acquisition is incomplete as of the date of issuance of the financial statements due to the proximity of the acquisition date to the date of issuance.

Merchants Bancshares, Inc. – Pending Acquisition
On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank, a state chartered bank headquartered in South Burlington, Vermont, for approximately $362 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, the Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $2.1 billion of assets, and deposits of $1.5 billion.  The acquisition is expected to close during the second or third quarter of 2017, pending both regulatory and Merchants' shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2017.

WJL Agencies, Inc.
On January 4, 2016, the Company, through its subsidiary, CBNA Insurance, completed its acquisition of WJL Agencies, Inc. doing business as The Clark Insurance Agencies ("WJL"), an insurance agency operating in northern New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On August 19, 2016, the Company merged together its insurance subsidiaries and as of that date, the activities of CBNA Insurance were merged into OneGroup.

Oneida Financial Corp.
On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and OWM as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

EBS-RMSCO, Inc.
On January 1, 2014, BPAS-APS, formerly known as Harbridge Consulting Group LLC, completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies ("EBS-RMSCO").  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhanced the Company's participation in the Western New York marketplace.

Bank of America Branches
On December 13, 2013,  the Bank completed its acquisition of eight retail branch-banking locations across its Northeast Pennsylvania markets from Bank of America, N.A. ("B of A"), acquiring approximately $1.1 million in loans and $303 million of deposits.  The assumed deposits consisted of $220 million of checking, savings and money market accounts ("core deposits") and $83 million of time deposits.  Under the terms of the purchase agreement, the Bank paid B of A a blended deposit premium of 2.4%, or approximately $7.3 million.

HSBC and First Niagara Branches
On July 20, 2012,  the Bank completed its acquisition of 16 retail branches in central, northern and western New York from HSBC Bank USA, N.A. ("HSBC"), acquiring approximately $106 million in loans and approximately $697 million of deposits.  The assumed deposits consisted primarily of core deposits and the acquired loans consisted of in-market performing loans, primarily residential real estate loans.  Under the terms of the purchase agreement, the Bank paid First Niagara Bank, N.A. ("First Niagara"), who acquired HSBC's Upstate New York banking business and assigned its right to purchase the 16 branches to the Bank, a blended deposit premium of 3.4%, or approximately $24 million.

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

In support of the HSBC and First Niagara branch acquisitions, the Company completed a public common stock offering in late January 2012, raising $57.5 million through the issuance of 2.13 million shares of common stock.  The net proceeds of the offering were approximately $54.9 million.

Services

Banking
The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System ("FRB") and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, CISI, OWM, Carta Group, and Nottingham, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, and personal financial planning services.  The Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

Insurance Agency
Through OneGroup, the Company offers personal and commercial property insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services.  OneGroup represents many leading insurance companies.

Segment Information
The Company has identified three reportable operating business segments:  Banking, Employee Benefit Services, and All Other.  Included in the All Other segment are the smaller Wealth Management and Insurance operations.  Information about the Company's reportable business segments is included in Note U of the "Notes to Consolidated Financial Statements" filed herewith in Part II.

Competition
The banking and financial services industry is highly competitive in the New York and Pennsylvania markets.  The Company competes actively for loans, deposits and customers with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, insurance agencies, and other regulated and unregulated providers of financial services.  In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

The table below summarizes the Bank's deposits and market share by the forty-one counties of New York and Pennsylvania in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.
				Number of
County	State	Deposits as of 6/30/2016(1) (000's omitted)	Market Share (1)	Branches	ATM's	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position
Lewis	NY	$198,077	75.70%	4	4	3	3
Franklin	NY	322,707	63.30%	6	6	5	5
Hamilton	NY	54,393	54.98%	2	2	2	2
Madison	NY	465,922	53.33%	8	8	5	5
Allegany	NY	254,923	48.16%	9	10	8	8
Cattaraugus	NY	405,535	42.84%	10	11	7	6
Saint Lawrence	NY	430,746	37.27%	13	11	11	10
Otsego	NY	355,965	34.69%	10	9	6	5
Jefferson	NY	436,631	28.15%	7	9	6	6
Seneca	NY	131,020	27.80%	4	3	4	4
Clinton	NY	354,656	26.80%	4	7	2	2
Yates	NY	95,300	25.70%	3	2	2	1
Wyoming	PA	121,488	24.65%	4	4	4	4
Schuyler	NY	48,371	24.43%	1	1	1	1
Chautauqua	NY	349,177	22.87%	12	12	10	7
Livingston	NY	176,354	22.51%	5	6	5	4
Steuben	NY	187,672	18.31%	8	8	7	4
Essex	NY	120,533	18.03%	5	5	4	4
Wayne	NY	131,884	15.62%	3	3	2	2
Delaware	NY	144,681	14.88%	5	5	5	5
Ontario	NY	241,814	12.07%	8	14	5	3
Oswego	NY	169,822	9.63%	4	5	4	2
Tioga	NY	37,835	8.62%	2	2	2	1
Oneida	NY	273,502	7.94%	7	7	6	5
Lackawanna	PA	398,822	7.66%	11	11	8	4
Herkimer	NY	46,717	7.55%	1	1	1	1
Luzerne	PA	451,924	7.44%	10	14	8	3
Chemung	NY	74,589	7.29%	2	2	1	0
Susquehanna	PA	52,519	6.41%	3	1	3	2
Schoharie	NY	23,327	5.38%	1	1	1	0
Bradford	PA	46,941	4.19%	2	2	2	1
Carbon	PA	40,002	4.07%	2	2	2	1
Cayuga	NY	43,470	4.03%	2	2	2	1
Washington	NY	19,194	2.67%	1	0	1	1
Chenango	NY	22,852	2.38%	2	2	1	0
Warren	NY	32,543	1.92%	1	1	1	1
Onondaga	NY	151,245	1.55%	4	4	4	1
Broome	NY	32,133	1.22%	1	1	1	0
Ulster	NY	29,496	0.97%	1	1	1	1
Erie	NY	117,828	0.29%	4	4	3	2
Tompkins	NY	4,150	0.22%	1	0	1	0
		$7,096,760	6.95%	193	203	157	118
(1) Deposits and Market Share data as of June 30, 2016, the most recent information available from SNL Financial LLC. Deposit amounts include $138.9 million of intercompany balances that are eliminated upon consolidation.

Employees

As of December 31, 2016, the Company employed 2,222 full-time employees, 138 part-time employees and 139 temporary employees.  None of the Company's employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General
The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders.  Set forth below is a description of the material laws and regulations applicable to the Company and the Bank.  This summary is not complete and the reader should refer to these laws and regulations for more detailed information.  The Company's and the Bank's failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including the imposition of civil money penalties, formal agreements and cease and desist orders.  Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company's business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and the states and jurisdictions in which they conduct business.  The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") as its primary federal regulator.  The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau ("CFPB"), and the Federal Deposit Insurance Corporation ("FDIC").

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company's common stock is listed on the New York Stock Exchange ("NYSE") and it is subject to NYSE's rules for listed companies.  Affiliated entities, including BPAS, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, OneGroup, Carta Group, and OWM are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the Financial Industry Regulatory Authority ("FINRA"), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

The Company, the Bank, and their respective subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

Federal Bank Holding Company Regulation
The Company is a bank holding company under the Bank Holding Company Act of 1956, (the "BHC Act"), and became a financial holding company effective September 30, 2015.  As a bank holding company that has elected to become a financial holding company, the Company can affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature" or "incidental" or "complementary" to activities that are financial in nature, as long as it continues to meet the eligibility requirements for financial holding companies (including requirements that the financial holding company and its depository institution subsidiary maintain their status as "well capitalized" and "well managed").

Generally, FRB approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.  Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more.  Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

Because the Company is a financial holding company, if the Bank were to receive a rating under the Community Reinvestment Act of 1977, as amended ("CRA"), of less than Satisfactory, the Company will be prohibited, until the rating is raised to Satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities, that are considered "closely related to banking" under the BHC Act.  In addition, if the FRB determines that the Company or the Bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and may contain additional limitations or conditions.  Until corrected, the Company could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking, absent prior FRB approval.

Federal Reserve System Regulation
Because the Company is a bank holding company, it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits.  The Bank is under similar capital requirements administered by the OCC as discussed below.  FRB policy has historically required a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") codifies this historical policy as a statutory requirement.  To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose.  Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

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

The Office of Comptroller of the Currency Regulation
The Bank is supervised and regularly examined by the OCC.  The various laws and regulations administered by the OCC affect the Company's practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies.  It also affects the Bank's business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices.  The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment.  Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC.  The Bank is well capitalized under regulatory standards administered by the OCC.  For additional information on our capital requirements see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Shareholders' Equity" and Note P to the Financial Statements.

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2016.

Deposit Insurance
Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund ("DIF") and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution.  A depository institution's DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution.  The initial base assessment rate is based on its capital level and supervisory ratings (its "CAMELS ratings"), certain financial measures to assess an institution's ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.  On June 30, 2016, the fund reserve ratio reached 1.15% and the assessment rate schedule was lowered.  FDIC insurance expense totaled $3.7 million, $4.0 million and $3.9 million in 2016, 2015 and 2014, respectively.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry.  The provisions that have received the most public attention have been those that apply to financial institutions larger than the Company; however, the Dodd-Frank Act does contain numerous other provisions that affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies have either completed or are in the process of completing these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank's expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company's current activities or new financial activities the Company may consider in the future, the Company's financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

Pursuant to FRB regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  Currently, the Company is exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year.  In the event the Company's assets reach $10 billion or more, it will become subject to the interchange fee limitations beginning July 1 of the following year, and the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

The final rules issued by the FRB, SEC, OCC, FDIC, and Commodity Futures Trading Commission implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account.  The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds.  Banking entities with less than $10 billion in total consolidated assets, which generally have very little or no involvement in prohibited proprietary trading or investment activities in covered funds, do not have any compliance obligations under the final rule if they do not engage in any covered activities other than trading in certain government, agency, State or municipal obligations.

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

The scope and impact of many of the Dodd-Frank Act's provisions will continue to be determined over time, including as final regulations are issued and become effective.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit the Company's ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that they at a minimum will increase the Company's and the Bank's operating and compliance costs.  As rules and regulations continue to be implemented or issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Capital Requirements
The Company and the Bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  The risk-based capital standards that were applicable to the Company and the Bank through December 31, 2014 were based on the 1988 Capital Accord, known as Basel I ("Basel I"), of the Basel Committee on Banking Supervision (the "Basel Committee").  However, in July 2013, the FRB, the OCC and the FDIC approved final rules (the "New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components.

The New Capital Rules implement the Basel Committee's December 2010 capital framework (known as "Basel III") for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U. S. Basel I risk-based capital rules.  The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one based, in part, on the standardized approach set forth in "Basel II".  The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies' rules.

The New Capital Rules, among other things: (i) introduces as a new capital measure "Common Equity Tier 1," ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified revised requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the New Capital Rules, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules specific requirements.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:
•	4.5% CET1 to total risk-weighted assets;
•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to total risk-weighted assets;
•	8.0% Total capital (Tier 1 Capital plus Tier 2 capital) to total risk-weighted assets;
•	4.0% Tier 1 capital to total adjusted quarterly average assets (known as "leverage ratio")

Beginning in 2016, the New Capital Rules required the Company and the Bank to maintain a "capital conservation buffer" composed entirely of CET1. When it is fully phased-in by the beginning of 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization will be required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general Basel I risk based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) were reversed for the purposes of determining regulatory capital. Under the New Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded; however, banks not using the advanced approaches, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank they did, make a one-time permanent election to continue to exclude these items.

Consistent with the section 171 of the Dodd-Frank Act, the New Capital Rules allow certain bank holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital if they had less than $15 billion in assets as of December 31, 2009 and the securities were issued before May 19, 2010.  Accordingly, the trust preferred securities classified as long-term debt on the Company's balance sheet will be included as Tier 1 capital while they are outstanding, unless the Company completes an acquisition of a depository institution holding company that did not meet this criteria, or are acquired by such an organization, after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules and would be included as Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the New Capital Rules also revise the prompt corrective action ("PCA") regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category other than critically undercapitalized, with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

The New Capital Rules prescribe a new standardized approach for risk weighted-assets that expands the risk-weight categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the asset. The new risk-weight categories generally range from 0% for U.S. government and agency securities, to 1,250% for certain securitized exposures, and result in higher risk weights for a variety of asset categories. The standardized approach requires financial institutions to transition assets that are 90 days or more past due or on nonaccrual from their original risk weight to 150 percent.  Additionally, loans designated as high volatility commercial real estate ("HVCRE") are assigned a risk-weighting of 150 percent.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity. The current requirements and the Company's actual capital levels are detailed in Note P of "Notes to Consolidated Financial Statements" filed in Part II, Item 8, "Financial Statements and Supplementary Data."

Consumer Protection Laws
In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, GLB Act, the Fair Credit Reporting Act ("FCRA"), the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act"), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE"), and various state law counterparts.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  Until the Company exceeds this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act weakens the federal preemption rules that have been applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws.  Further, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in any unfair, deceptive, or abusive acts or practice ("UDAAP").  A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial, and reputational consequences.

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

The CFPB issued the final rules implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the "QM Rule").  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of "qualified mortgage" are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements.  The definition of a "qualified mortgage" incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprises, Federal Housing Administration, and Veterans Administration underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The Bank has created policies and procedures to comply with these consumer protection requirements.

USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  The USA Patriot Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with the provision of the Act.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution.  The Company has approved policies and procedures that are designed to comply with the USA Patriot Act and its regulations.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others administrated by the Treasury's Office of Foreign Assets Control ("OFAC").  The OFAC administered sanctions can take many different forms; however, they generally contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, entity or individual, including prohibitions against direct or indirect imports and exports and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments, or providing investment related advice or assistance; and (ii) a blocking of assets in which the government or specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934, as amended.  In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

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

Community Reinvestment Act of 1977
Under the Community Reinvestment Act of 1977 ("CRA"), the Bank is required to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  Although the Bank must follow the requirements of CRA, it does not limit the Bank's discretion to develop products and services that are suitable for a particular community or establish lending requirements or programs.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits discrimination in lending practices.  The Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice.  The Bank's latest CRA rating was "Satisfactory".

The Bank Secrecy Act
The Bank Secrecy Act ("BSA") requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism.  The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements.  The Company has established an anti-money laundering program and taken other appropriate measures in order to comply with BSA requirements.

Item 1A. Risk Factors

There are risks inherent in the Company's business.  The material risks and uncertainties that management believes affect the Company are described below.  Adverse experience with these could have a material impact on the Company's financial condition and results of operations.

Changes in interest rates affect our profitability, assets and liabilities.

The Company's income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of the Company's various categories of earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations or the interpretation and examination of existing laws and regulations.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a bank holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing retirement plan administration, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company's ability to deliver or expand its services and adversely impact its operating and financial condition.

For example, the Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes based upon the performance of, and ultimate government intervention in, the financial services sector.  To date, not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted and many of the rules that have been adopted are subject to interpretation or clarification.  The implications of the Dodd-Frank Act for the Company's businesses continue to depend to a large extent on the implementation of the legislation by the FRB and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.  All of these changes in regulations could subject the Company, among other things, to additional costs and limit the types of financial services and products it can offer and/or increase the ability of non-banks to offer competing financial services and products.

The Company is also directly subject to the requirements of entities that set and interpret the accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits.  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning, implement strategic initiatives, and govern financial reporting.

The Company's failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.  See "Supervision and Regulation" for more information about the regulations to which the Company is subject.

If the Company's total consolidated assets were to reach $10 billion, it would become subject to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirement on institutions with $10 billion or more in assets.  The Company had $8.7 billion in assets as of December 31, 2016.  The pending merger with Merchants will result in the Company having assets of $10 billion or more and will subject the Company to the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) regulatory stress testing requirements, whereby the Company would be required to conduct an annual stress test using assumptions for baseline, adverse and severely adverse scenarios, (3) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act, (4) limitations on interchange fees for debit card transactions, (5) heightened compliance standards under the Volcker Rule, and (6) enhanced supervision as a larger financial institution.  The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase the Company's cost of operations.  Further, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components.

To ensure compliance with these heightened requirements when effective, the Company's regulators may require it to fully comply with these requirements or take actions to prepare for compliance even before the Company's or the Bank's total consolidated assets equal or exceed $10 billion.  As a result, the Company may incur compliance-related costs before it might otherwise be required, including if the Company does not continue to grow at the rate it expects or at all.  The Company's regulators may also consider its preparation for compliance with these regulatory requirements when examining its operations generally or considering any request for regulatory approval the Company may make, even requests for approvals on unrelated matters.

The Company may be subject to more stringent capital requirements.

As discussed above, Basel III and the Dodd-Frank Act require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies.  Under the legislation, the federal banking agencies are required to develop capital requirements that address systemically-risky activities.  The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity.  These requirements, and any other new regulations, could adversely affect the Company's ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

Regional economic factors may have an adverse impact on the Company's business.

The Company's main markets are located in the states of New York and Pennsylvania.  Most of the Company's customers are individuals and small and medium-sized businesses which are dependent upon the regional economy.  Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources.  A prolonged economic downturn in these markets could negatively impact the Company.

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, which may adversely affect the Company's business and results of operations.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its customers.  Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company's ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its business.

If personal, nonpublic, confidential, or proprietary information of customers in the Company's possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of its systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company's necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  The Company also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company's business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company's revenue and profitability.

The financial services industry in which the Company operates is highly competitive.  The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet.  The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price.  Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms.  These developments could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity.  The Company may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits.  Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

Conditions in the insurance market could adversely affect the Company's earnings.

Revenue from insurance fees and commissions could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond the Company's control.  Other factors that affect insurance revenue are the profitability and growth of the Company's clients, the renewal rate of the current insurance policies, continued development of new product and services as well as access to new markets.  The Company's insurance revenues and profitability may also be adversely affected by new laws and regulatory developments impacting the healthcare and insurance markets.

Changes in employee benefit regulations may reduce our profitability.

The Company provides products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended.  The U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation.  In addition, reductions in contribution levels to defined contribution plans may decrease our profitability.

In April 2016, the Department of Labor ("DOL") released its final fiduciary definition regulation package, which was scheduled to be phased in April 10, 2017 to January 1, 2018.  However, on February 3, 2017 a memorandum was issued that will most likely delay the rules implementation by 180 days.  The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation.  The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions.  Broker-dealers and advisors are in various stages of determining the implications of the regulations and changes to the regulations on their business models.  Even with this fluid environment, our preliminary assessment of the new regulation's impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations.  As the rules become applicable and are operationalized, we will assess what business impacts need to be addressed and how they affect the organization.

The allowance for loan losses may be insufficient.

The Company's business depends on the creditworthiness of its customers.  The Company reviews the allowance for loan losses quarterly for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  If the Company's assumptions prove to be incorrect, the Company's allowance for loan losses may not be sufficient to cover losses inherent in the Company's loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease its net income.  It is possible that over time the allowance for loan losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depends in large part on the level of assets under management and administration.  Market volatility, and the potential to lead customers to liquidate investments, as well as lower asset values, can reduce the level of assets under management and administration and thereby decrease the Company's investment management and administration revenues.

Mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of the Company's mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing fee income opportunities.

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2016, the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

Risks related to the Company's proposed merger with Merchants.

The Company and Merchants have operated and, until the completion of the merger, will continue to operate, independently.  The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company's and Merchants' ability to successfully combine and integrate the businesses of the Company and Merchants in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers.  It is possible that the integration process could result in the loss of key employees, the disruption of either entity's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined entity's ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the merger.  If the combined company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

The Company has incurred, and will continue to incur, substantial expenses in connection with the negotiation and completion of the transaction contemplated by the merger agreement with Merchants.  If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.  These circumstances could have an adverse effect on the Company's business, results of operations and stock price.

Before the merger may be completed, the Company must obtain approval from the OCC and the FRB.  Other approvals, waivers or consents from regulators may also be required.  These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger.  Although the Company and Merchants do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

Before the merger may be completed, Merchants must obtain the requisite approval of its stockholders.  There is no assurance that this approval will be obtained.

The risks presented by acquisitions could adversely affect the Company's financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  Any other future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: obtaining timely regulatory approval, the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of the Company's management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company's loan portfolio is acquired and was not underwritten by the Company at origination.

At December 31, 2016, 10% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company's historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, the Company evaluates the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

The Company's financial statements are based, in part, on assumptions and estimates, which, if conditions change, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the United States, the Company is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, mortgage repurchase liability and reserves related to litigation, among other items.  Certain of the Company's financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare the Company's financial statements.  Where quoted market prices are not available, the Company may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment.  Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment.  In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment.  If assumptions or estimates underlying the Company's financial statements are incorrect, it may experience material losses.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other information could have a material adverse impact on business and, in turn, the Company's financial condition and results of operations.

The Company's information systems may experience an interruption or security breach.

The Company relies heavily on communications and information systems to conduct its business.  The Company may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company's possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company's systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company's business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

The Company is exposed to fraud in many aspects of the services and products that it provides.

The Company offers a wide variety of products and services.  When account credentials and other access tools are not adequately protected, risks and potential costs may increase.  As (a) sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) banking services and product offerings expand, the Company's operational losses could increase.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.
The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies or other parties that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company's business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries' business activities (and in some cases from the activities of acquired companies). In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.
Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company's ultimate losses may be higher than the amounts accrued for legal loss contingencies, which could adversely affect the Company's financial condition and results of operations.

The Company continually encounters technological change and the failure to understand and adapt to these changes could have a negative impact on the business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company's financial condition and results of operations.

Trading activity in the Company's common stock could result in material price fluctuations.

The market price of the Company's common stock may fluctuate significantly in response to a number of other factors including, but not limited to:
•	Changes in securities analysts' expectations of financial performance;
•	Volatility of stock market prices and volumes;
•	Incorrect information or speculation;
•	Changes in industry valuations;
•	Variations in operating results from general expectations;
•	Actions taken against the Company by various regulatory agencies;
•	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
•
Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, oil prices, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

The Company's ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may have a materially adverse effect on the Company's performance.

The Company's employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense.  The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company's ability to attract and retain qualified senior management and employees.  If the Company provides inadequate succession planning, is unable to continue to retain and attract qualified employees, the Company's performance, including its competitive position, could have a materially adverse effect.

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company's primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 225 properties located in the counties identified in the table on page 6, of which 148 are owned and 77 are under lease arrangements.  With respect to the Banking segment, the Company operates 193 full-service branches and eight facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates 13 customer service facilities, all of which are leased.  With respect to the All Other segment, the Company operates 11 customer service facilities, nine of which are leased and two are owned.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2016 had a net book value of $79.5 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2016, the Company paid $5.8 million of rental fees for facilities leased for its operations.  The Company believes that its facilities are suitable and adequate for the Company's current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	56
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	52
Executive Vice President and Chief Financial Officer.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	60
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank's Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	60
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. There were 44,541,700 shares of common stock outstanding on January 31, 2017, held by approximately 3,670 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend
2016
4th	$62.24	$46.07	$0.32
3rd	$48.11	$39.96	$0.32
2nd	$42.18	$36.78	$0.31
1st	$39.23	$34.47	$0.31

2015
4th	$43.13	$36.70	$0.31
3rd	$39.80	$34.21	$0.31
2nd	$38.52	$34.58	$0.30
1st	$37.71	$33.60	$0.30

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.32 per share for the first quarter of 2017.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company's common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2011 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	12,883	$17.41	5,701
2004 Long-term Incentive Plan	1,215,998	26.51	48,830
2014 Long-term Incentive Plan	780,941	27.80	889,482
Equity compensation plans not approved by security holders	0	0	0
Total	2,009,822	$26.95	944,013
(1) The number of securities includes 253,830 shares of unvested restricted stock.

Stock Repurchase Program
At its December 2015 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company's common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2016.  There were no treasury stock purchases made under this authorization in 2016.  At its December 2016 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company's common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.

The following table presents stock purchases made during the fourth quarter of 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2016	0	$0	0	2,200,000
November 1-30, 2016(1)	50,952	54.14	0	2,200,000
December 1-31, 2016	0	0	0	2,200,000
Total	50,952	$54.14

(1) Included in the common shares repurchased were 91 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan and 50,861 shares acquired by the Company in connection with the administration of the Company's retirement plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2016.  The historical information set forth under the captions "Income Statement Data" and "Balance Sheet Data" is derived from the audited financial statements while the information under the captions "Capital and Related Ratios", "Selected Performance Ratios" and "Asset Quality Ratios" for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2016	2015	2014	2013	2012
Income Statement Data:
Loan interest income	$211,467	$187,743	$185,527	$188,197	$192,710
Investment interest income	73,720	71,879	70,693	75,962	88,690
Interest expense	11,291	11,202	11,792	26,065	50,976
Net interest income	273,896	248,420	244,428	238,094	230,424
Provision for loan losses	8,076	6,447	7,178	7,992	9,108
Noninterest income	155,625	123,303	119,020	108,748	98,955
Gain (loss) on investment securities & early retirement of long-term borrowings, net	0	(4)	0	(6,568)	291
Acquisition expenses and litigation settlement	1,706	7,037	2,923	2,181	8,247
Other noninterest expenses	265,142	226,018	223,657	219,074	203,510
Income before income taxes	154,597	132,217	129,690	111,027	108,805
Net income	103,812	91,230	91,353	78,829	77,068
Diluted earnings per share	2.32	2.19	2.22	1.94	1.93

Balance Sheet Data:
Cash equivalents	$24,243	$21,931	$12,870	$11,288	$84,415
Investment securities	2,784,392	2,847,940	2,512,974	2,218,725	2,818,527
Loans	4,948,562	4,801,375	4,236,206	4,109,083	3,865,576
Allowance for loan losses	(47,233)	(45,401)	(45,341)	(44,319)	(42,888)
Intangible assets	480,844	484,146	386,973	390,499	387,134
Total assets	8,666,437	8,552,669	7,489,440	7,095,864	7,496,800
Deposits	7,075,954	6,873,474	5,935,264	5,896,044	5,628,039
Borrowings	248,370	403,446	440,122	244,010	830,134
Shareholders' equity	1,198,100	1,140,647	987,904	875,812	902,778

Capital and Related Ratios:
Cash dividends declared per share	$1.26	$1.22	$1.16	$1.10	$1.06
Book value per share	26.96	26.06	24.24	21.66	22.78
Tangible book value per share (1)	17.12	15.90	15.63	12.80	13.72
Market capitalization (in millions)	2,746	1,748	1,554	1,604	1,084
Tier 1 leverage ratio	10.55%	10.32%	9.96%	9.29%	8.40%
Total risk-based capital to risk-adjusted assets	19.10%	18.08%	18.75%	17.57%	16.20%
Tangible equity to tangible assets (1)	9.24%	8.59%	8.92%	7.68%	7.62%
Dividend payout ratio	53.7%	55.5%	51.6%	56.0%	54.3%
Period end common shares outstanding	44,437	43,775	40,748	40,431	39,626
Diluted weighted-average shares outstanding	44,720	41,605	41,232	40,726	39,927

Selected Performance Ratios:
Return on average assets	1.20%	1.17%	1.23%	1.09%	1.08%
Return on average equity	8.57%	8.87%	9.65%	9.04%	8.82%
Net interest margin	3.71%	3.73%	3.91%	3.91%	3.88%
Noninterest income/operating income (FTE)	35.4%	32.1%	31.4%	30.0%	28.6%
Efficiency ratio (2)	59.2%	57.9%	57.9%	59.3%	57.4%

Asset Quality Ratios:
Allowance for loan losses/total loans	0.95%	0.95%	1.07%	1.08%	1.11%
Nonperforming loans/total loans	0.48%	0.50%	0.56%	0.54%	0.75%
Allowance for loan losses/nonperforming loans	199%	190%	190%	201%	147%
Loan loss provision/net charge-offs	129%	101%	117%	122%	108%
Net charge-offs/average loans	0.13%	0.15%	0.15%	0.17%	0.23%

 (1) The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company's capital position and is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).

(2) Efficiency ratio provides a ratio of operating expenses to operating income. It excludes intangible amortization, acquisition expenses, and litigation settlement from expenses and gains and losses on investment securities & early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 23 and the Company's Consolidated Financial Statements and related notes that appear on pages 54 through 97.  All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent ("FTE") basis, which is a non-GAAP measure.  The term "this year" and equivalent terms refer to results in calendar year 2016, "last year" and equivalent terms refer to calendar year 2015, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements" on page 50.

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

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan, and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, for loans collectively evaluated for impairment, the Company compares the net realizable value of the loans to the carrying value.  The carrying value represents the net of the loan's unpaid principal balance and the remaining purchase discount or premium that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized. For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

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

•
Investment securities – Investment securities can be classified as held-to-maturity, available-for-sale or trading.  The appropriate classification is based partially on the Company's ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders' equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired ("OTTI").  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in current earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not likely that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities and consequently did not use the held-to-maturity classification in 2014, 2015 or 2016.

•
Retirement benefits - The Company provides defined benefit pension benefits to eligible employees and retirees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees.  Expense under these plans is charged to current operations and consists of several components of net periodic (benefit) cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and the expected return on plan assets.

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

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies", starting on page 59.

Supplemental Reporting of Non-GAAP Results of Operations

The Company consistently provides supplemental reporting of its results on a "net operating" or "tangible" basis, from which the amortization of core deposits and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), special charges and recoveries, acquisition expenses and deferred tax liabilities are excluded.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

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

Significant factors reviewed by management to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to:  net income and earnings per share; return on assets and equity; net interest margins; noninterest revenues; noninterest expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of recently acquired businesses.

The Company reported net income and earnings per share for the year ended December 31, 2016 that were 13.8% and 5.9%, respectively, above the prior year amounts.  The increase in net income was due primarily to the earnings generated by the acquired Oneida businesses as well as organic growth.  Contributing to the increase in net income was an increase in net interest income, higher noninterest income and lower acquisition-related expenses.  Offsetting these items were an increase in the provision for loan loss, increased operating expenses, a higher effective tax rate and an increase in weighted average diluted shares outstanding, including the impact of the issuance of 2.38 million shares as part of the consideration for the Oneida acquisition.

The Company experienced year-over-year growth in average interest-earning assets, reflective of the addition of loans from the Oneida acquisition in December 2015, as well as solid organic loan growth. Average deposits increased in 2016 as compared to 2015, reflective of organic growth in core deposits and the impact of the Oneida transaction.  Average external borrowings in 2016 decreased from 2015 reflective of the use of the net liquidity from the Oneida acquisition to reduce overnight borrowings.

Asset quality in 2016 remained stable and favorable in comparison to averages for peer financial organizations.  As compared to the end of 2015, loan nonperforming ratios and the total loan net charge-off ratio at December 31, 2016 were improved while the total loan delinquency ratio was up slightly year-over-year.

Net Income and Profitability

Net income for 2016 was $103.8 million, an increase of $12.6 million, or 13.8%, from 2015's earnings.  Earnings per share for 2016 was $2.32, up $0.13, or 5.9%, from 2015's results.  The 2016 results included $1.7 million, or $0.03 per share, of acquisition expenses related to the Merchants and NRS acquisitions.  The 2015 results included $7.0 million, or $0.11 per share, of acquisition expenses related to the Oneida acquisition that was completed in December of 2015.

Net income for 2015 was $91.2 million, a decrease of $0.1 million, or 0.1%, from 2014's earnings, while earnings per share for 2015 was $2.19, down $0.03, or 1.4%, from 2014's results.  The 2015 results included the aforementioned acquisition expenses.  The 2014 results included a $2.8 million, or $0.05 per share, litigation settlement charge.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000's omitted, except per share data)	2016	2015	2014	2013	2012
Net interest income	$273,896	$248,420	$244,428	$238,094	$230,424
Provision for loan losses	8,076	6,447	7,178	7,992	9,108
(Loss)/Gain on sales of investment securities, net	0	(4)	0	80,768	291
Loss on debt extinguishments	0	0	0	87,336	0
Noninterest income	155,625	123,303	119,020	108,748	98,955
Acquisition expenses and litigation settlement	1,706	7,037	2,923	2,181	8,247
Other noninterest expenses	265,142	226,018	223,657	219,074	203,510
Income before taxes	154,597	132,217	129,690	111,027	108,805
Income taxes	50,785	40,987	38,337	32,198	31,737
Net income	$103,812	$91,230	$91,353	$78,829	$77,068

Diluted weighted average common shares outstanding	44,720	41,605	41,232	40,726	39,927
Diluted earnings per share	$2.32	$2.19	$2.22	$1.94	$1.93

The Company operates in three business segments: Banking, Employee Benefit Services and All Other.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises.  In addition to these general intermediation services, the Banking segment provides treasury management solutions, capital financing products and payment processing services.  Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust services; collective investment fund; retirement plan and VEBA/HRA and health savings account plan administration services; actuarial services; and healthcare consulting services.  BPAS services approximately 3,800 retirement plans and more than 400,000 plan participants.  In addition, BPAS employs nearly 350 professionals, and operates from 10 offices located in New York, New Jersey, Pennsylvania, Texas and Puerto Rico.  The All Other segment is comprised of wealth management and insurance services.  Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI, OWM and The Carta Group, and asset advisory services provided by Nottingham.  The insurance services activities include the offerings of personal and commercial property insurance and other risk management products and services provided by OneGroup.  For additional financial information on the Company's segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2016 earnings performance are discussed in the remaining sections of this document and are summarized as follows:

BANKING
•
Net interest income increased $25.4 million, or 10.2%.  This was the result of a $668.4 million increase in average earning assets, partially offset by a two basis point decrease in the net interest margin.  Average loans grew $593.8 million related to both the Oneida acquisition and organic growth.  Also contributing to the growth in interest-earning assets was a $74.6 million increase in the average book value of investments, including cash equivalents, partially offset by a six basis-point decrease in the average yield on investments.  Average interest-bearing deposits increased $671.7 million due to the Oneida acquisition and organic core deposit growth, partially offset by the continued trend of declining time deposit balances.  Borrowing interest expense decreased as a result of a decrease in average balances of $241.9 million, or 47.1%, compared to the prior year, partially offset by a blended rate that was 64 basis points higher than the prior year.

•
The loan loss provision of $8.1 million increased $1.6 million, or 25.3%, from the prior year level.  Net charge‑offs of $6.2 million were $0.1 million less than 2015.  This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.13%, which was two basis points lower than the prior year.  Nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned, each decreased two basis points compared to December 31, 2015 levels, and remain better than levels for the Company's peers.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 41 through 45.

•
Banking noninterest income for 2016 of $66.1 million increased by $8.4 million from 2015's level, primarily due to new deposit relationships from both acquired and organic sources, increased debit card-related revenues and $1.6 million in nonrecurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

•
Total banking noninterest expenses, including acquisition expenses, increased $9.3 million, or 5.0%, in 2016 to $194.0 million, primarily reflective of a full year of expenses related to an expanded branch network and other acquired activities from the Oneida acquisition, and continued investment in risk management capabilities and technology and data processing costs.  Excluding acquisition expenses, banking noninterest expenses increased $15.2 million, or 8.6%, again reflective of expanded operations resulting from the Oneida acquisition.

EMPLOYEE BENEFIT SERVICES
•
Employee benefit services noninterest income for 2016 of $48.3 million increased $1.5 million, or 3.2%, from the prior year level, benefiting from a combination of new client generation, activities acquired with the Oneida transaction and expanded service offerings.

•
Employee benefit services noninterest expenses for 2016 totaled $37.8 million.  This represented an increase from 2015 of $2.0 million, or 5.7%, and was attributable to the continued buildout of resources to support an expanding revenue base.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)
•
Wealth management and insurance services noninterest income for 2016 was $43.7 million; an increase of $22.8 million from the prior year level.  The increase was primarily due to the addition of the OneGroup and OWM businesses in conjunction with the Oneida acquisition.

•
Wealth management and insurance services noninterest expenses of $37.6 million increased $22.8 million from 2015 primarily due to the acquisition of OneGroup and OWM, and increased personnel costs associated with growth initiatives.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:
Table 2: Selected Ratios

	2016	2015	2014
Return on average assets	1.20%	1.17%	1.23%
Return on average equity	8.57%	8.87%	9.65%
Dividend payout ratio	53.7%	55.5%	51.6%
Average equity to average assets	13.99%	13.16%	12.75%

As displayed in Table 2, the return on average assets ratio increased while the return on average equity ratio decreased in 2016, as compared to 2015.  The increase in return on average assets was the result of an increase in net income, reflective of the full year impact of the Oneida transaction and a decrease in acquisition expenses, which outpaced the increase in average assets.  The decrease in the return on average equity ratio was the result of the aforementioned increase in net income being outpaced by the increase in average equity, due primarily to the full year impact of the issuance of common stock as consideration in the Oneida transaction, a higher average after tax investment market value adjustment and strong earnings retention.  Both return ratios decreased in 2015 as compared to 2014.  The decreases in return on average assets and return on average equity were the result of a decrease in net income, due primarily to acquisition charges related to the Oneida transaction, while both average assets and average equity increased.

The dividend payout ratio for 2016 decreased 1.8% from 2015 as net income increased 13.8% from 2015 while dividends declared increased 10.0%, a result of a 3.3% increase in the dividends declared per share in addition to an increase in the shares outstanding due to the issuance of shares as partial consideration in the Oneida transaction and the issuance of shares in connection with the administration of the Company's 401(k) plan and employee stock plan.  The dividend payout ratio for 2015 increased 3.9% from 2014 as net income decreased slightly from 2014 while dividends declared increased 7.5%, as a result of a 5.2% increase in the dividends declared per share in addition to an increase in the shares outstanding due to the shares issued in conjunction with the employee stock plan and as consideration in the Oneida transaction.

The average equity to average assets ratio continued to increase as the growth in common shareholders' equity outpaced the growth in assets.  During 2016, average equity increased at a rate of 17.8% while average assets increased at a rate of 10.8%, while in 2015 average equity rose 8.6% and average assets grew 5.3% in comparison to 2014.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of earning assets.

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $283.9 million in 2016, an increase of $23.0 million, or 8.8%, from the prior year.  The increase is a result of a $668.4 million, or 9.6%, increase in average interest-earning assets and a one basis point decrease in the average rate on interest-bearing liabilities, partially offset by a four basis point decline in the average yield on interest-earning assets and a $429.8 million increase in average interest-bearing liabilities.  As reflected in Table 4, the favorable impact of the lower rate on interest-bearing liabilities ($0.8 million) and the increase in interest-earning assets ($25.8 million) were partially offset by a $2.7 million unfavorable impact from the decrease in the yield on interest-earning assets and the increase in interest-bearing liabilities ($0.9 million).

The 2016 net interest margin decreased two basis points to 3.71% from the 3.73% reported in 2015.  The decrease was attributable to a four basis point decrease in the earning-asset yield, partially offset by a one basis point decrease in the cost of interest-bearing liabilities.  The 4.34% yield on loans decreased eight basis points in 2016 as compared to 4.42% in 2015, due to new loan volume for certain products carrying lower yields than the loans maturing or being prepaid in the continued low rate environment.  The yield on investments, including cash equivalents, decreased from 3.05% in 2015 to 2.99% in 2016.  This is reflective of the purchase of lower-yielding securities at various times throughout the last 24 months, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.20% during 2016 as compared to 0.21% for 2015.  The decreased cost primarily reflects the shift of customer deposits from higher cost time and money market deposits into non-interest bearing and lower cost checking and savings.

The net interest margin in 2015 decreased 18 basis points to 3.73% from 3.91% reported in 2014. The decrease was attributable to a 20 basis point decrease in earning-asset yield, partially offset by a two basis point decrease in the cost of interest-bearing liabilities. The yield on loans decreased seven basis points in 2015 to 4.42% from 4.49% in 2014, due to new loan volume carrying lower yields in the continued low-rate environment than the loans maturing or being prepaid, a proportionally higher mix of shorter term adjustable rate business loans, as well as promotional rates and shorter blended maturity terms on new originations or fixed rate home equity loans.  The yield on investments, including cash equivalents, decreased from 3.42% in 2014 to 3.05% in 2015.  This is reflective of the purchase of lower-yielding Treasury securities at various times throughout the last 24 months, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.21% during 2015 as compared to 0.23% for 2014.  The decreased cost primarily reflects the larger proportion of funding being provided by lower-rate overnight borrowings.  Additionally, the proportion of customer deposits in higher cost time and money market deposits declined 2.5 percentage points in 2015, while the percentage of deposits in non-interest bearing and lower cost checking and savings accounts correspondingly increased.

As shown in Table 3, total FTE-basis interest income increased by $23.1 million, or 8.5%, in 2016 in comparison to 2015. Table 4 indicates that a higher average earning-asset balance created $25.8 million of incremental interest income.  As mentioned previously, this was partially offset by a lower average yield on earning assets that had a negative impact of $2.7 million.  Average loans increased $593.8 million, or 13.8%, in 2016, a result of organic and acquired growth in all loan portfolios, with the Oneida acquisition accounting for $364.2 million of the total growth.  FTE-basis loan interest income and fees increased $22.5 million, or 11.9%, in 2016 as compared to 2015, attributable to the higher average balances, partially offset by an eight basis point decrease in the loan yield.

Investment interest income (FTE basis) in 2016 was $0.6 million, or 0.7%, higher than the prior year as a result of a $74.6 million, or 2.8%, higher average book basis balance (including cash equivalents) for 2016 versus the prior year.  This was partially offset by a six basis point decrease in the average investment yield from 3.05% to 2.99% including the impact of changes in state tax structures.  During most of 2016, market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower interest rates.  The investments purchased during 2016 had a weighted average yield of 2.27% as compared to 2015 purchases which had a weighted average yield of 2.46%.

Total interest income in 2015 increased $0.3 million, or 0.1%, from 2014's level.  Table 4 indicates that the lower average yield on earning assets had a negative impact of $13.6 million.  This was partially offset by a higher average earning-asset balance that created $13.9 million of incremental interest income.  Average loans increased $131.3 million, or 3.2%, in 2015, a result of organic and acquired growth in all loan portfolios, with the Oneida acquisition accounting for $24.9 million of the total growth.  FTE-basis loan interest income and fees increased $2.8 million, or 1.5%, in 2015 as compared to 2014, attributable to the higher average balances, partially offset by a seven basis point decrease in loan yields.  On a FTE basis, investment interest income, including interest on cash equivalents, totaled $82.5 million in 2015, $2.5 million, or 2.9%, lower than the prior year as a result of a 37 basis point decrease in the average investment yield from 3.42% to 3.05% that includes the effect of changes in the state tax structures.  Average investments for 2015, including cash equivalents, were $217.2 million higher than 2014, reflective of investment purchases made in the first half of the year in anticipation of liquidity to be received from the Oneida acquisition.

Total interest expense increased by $0.1 million, or 0.8%, to $11.3 million in 2016.  As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $0.8 million, while higher deposit balances resulted in a $0.9 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2016 decreased one basis point to 0.15%.  The rate on interest-bearing deposits decreased two basis points to 0.13% as rates have held relatively steady in all interest-bearing categories throughout 2016 and 2015, as well as the change in deposit mix to a lower proportion of time deposit products.  The rate on external borrowings increased 64 basis points to 1.46% in 2016, a result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component.  Total average funding balances (deposits and borrowings) in 2016 increased $635.6 million, or 9.5%.  Average deposits increased $877.5 million, of which approximately $654.1 million was attributable to the Oneida acquisition, with the remaining $223.4 million attributable to organic deposit growth.  Consistent with the Company's funding mix objective and customers' unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $864.3 million to 89.3% of total average deposits compared to 88% in 2015, while time deposits increased at a slower rate of $13.2 million year-over-year representing 10.7% of total average deposits for 2016 compared to 12.0% in 2015.  Average external borrowings decreased $241.9 million in 2016 as compared to the prior year, reflective of the pay down of overnight FHLB borrowings with liquidity from the Oneida acquisition and organic deposit growth.

Total interest expense decreased by $0.6 million to $11.2 million in 2015 as compared to 2014.  As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in decreasing interest expense by $1.0 million, while higher external borrowing balances accounted for $0.4 million more interest expense.  Interest expense as a percentage of average earning assets for 2015 decreased two basis points to 0.16%.  The rate on interest-bearing deposits decreased two basis points to 0.15% as rates have declined or held steady in all interest-bearing categories throughout 2015 and 2014, as well as the change in deposit mix to a lower proportion of time deposit products.  The rate on external borrowings decreased seven basis points to 0.82% in 2015 primarily due to lower-rate FHLB overnight borrowings being a larger proportion of the balance.  In 2015, total average funding increased $289.9 million or 4.6%. Average deposits increased $181.5 million, of which approximately $53.1 million was attributable to the Oneida acquisition, with the remaining $128.4 million attributable to organic deposit growth.  Consistent with the Company's funding mix objective and customers' unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $288.8 million, while average time deposits declined $107.3 million year-over-year.  Average external borrowings increased $108.4 million in 2015 as compared to the prior year, reflective of the funding of the pre-investment of expected net liquidity from the Oneida acquisition.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2016, 2015 and 2014.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.2% in 2016, 38.3% in 2015 and 38.7% in 2014.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$19,062	$89	0.47%	$13,543	$32	0.23%	$9,701	$21	0.21%
Taxable investment securities (1)	2,177,589	56,113	2.58%	2,071,095	53,282	2.57%	1,834,430	52,268	2.85%
Nontaxable investment securities (1)	579,986	26,924	4.64%	617,418	29,205	4.73%	640,737	32,737	5.11%
Loans (net of unearned discount)(2)	4,881,905	212,022	4.34%	4,288,091	189,507	4.42%	4,156,840	186,727	4.49%
Total interest-earning assets	7,658,542	295,148	3.85%	6,990,147	272,026	3.89%	6,641,708	271,753	4.09%
Noninterest-earning assets	1,001,525			824,417			782,195
Total assets	$8,660,067			$7,814,564			$7,423,903

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$4,712,212	4,121	0.09%	$4,053,761	3,598	0.09%	$3,867,818	3,614	0.09%
Time deposits	750,944	3,204	0.43%	737,734	3,373	0.46%	845,035	4,576	0.54%
FHLB borrowings	169,769	1,017	0.60%	411,694	1,694	0.41%	303,295	1,125	0.37%
Subordinated debt held by unconsolidated subsidiary trusts	102,158	2,949	2.89%	102,133	2,537	2.48%	102,116	2,477	2.43%
Total interest-bearing liabilities	5,735,083	11,291	0.20%	5,305,322	11,202	0.21%	5,118,264	11,792	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,558,548			1,352,683			1,249,807
Other liabilities	154,916			128,521			109,206
Shareholders' equity	1,211,520			1,028,038			946,626
Total liabilities and shareholders' equity	$8,660,067			$7,814,564			$7,423,903

Net interest earnings		$283,857			$260,824			$259,961

Net interest spread			3.65%			3.68%			3.86%
Net interest margin on interest-earning assets			3.71%			3.73%			3.91%

Fully tax-equivalent adjustment		$9,961			$12,404			$15,533

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

Table 4: Rate/Volume
	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$17	$40	$57	$9	$2	$11
Taxable investment securities	2,745	86	2,831	6,369	(5,355)	1,014
Nontaxable investment securities	(1,746)	(535)	(2,281)	(1,162)	(2,370)	(3,532)
Loans (net of unearned discount)	25,840	(3,325)	22,515	5,833	(3,053)	2,780
Total interest-earning assets (2)	25,782	(2,660)	23,122	13,897	(13,624)	273

Interest paid on:
Interest checking, savings and money market deposits	577	(54)	523	170	(186)	(16)
Time deposits	59	(228)	(169)	(540)	(663)	(1,203)
Short-term borrowings	(1,250)	573	(677)	436	133	569
Long-term borrowings	1	411	412	0	60	60
Total interest-bearing liabilities (2)	874	(785)	89	420	(1,010)	(590)

Net interest earnings (2)	$24,784	$(1,751)	$23,033	$13,302	$(12,439)	$863

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company's sources of noninterest income are of four primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI, The Carta Group and OWM) and asset management services (performed by Nottingham); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2016	2015	2014
Employee benefit services	$46,628	$45,388	$42,580
Deposit service charges and fees	29,061	28,087	29,379
Electronic banking	25,781	22,263	21,156
Insurance services	23,149	3,352	1,450
Wealth management services	19,776	16,856	16,420
Other banking revenues	9,140	5,656	6,576
Mortgage banking	2,090	1,701	1,459
Subtotal	155,625	123,303	119,020
Loss on sales of investment securities, net	0	(4)	0
Total noninterest income	$155,625	$123,299	$119,020

Noninterest income/operating income (FTE basis) (1)	35.4%	32.1%	31.4%

(1) For purposes of this ratio noninterest income excludes gains (losses) on sales of investment securities. Operating income is defined as net interest income on a fully-tax equivalent basis, plus noninterest income, excluding gains (losses) on sales of investment securities.

As displayed in Table 5, total noninterest income, excluding losses on securities sales, increased by $32.3 million, or 26.2%, to $155.6 million in 2016 as compared to 2015.  The increase was comprised of growth in revenue from the Company's financial services businesses, driven primarily by the acquisition of OneGroup and OWM, increased debit card-related income, increased employee benefit service fees, increased deposit service fees and $1.6 million in nonrecurring insurance-related gains, partially offset by lower fees from account overdraft protection programs continuing the trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.  Noninterest income, excluding security losses increased by $4.3 million, or 3.6%, to $123.3 million in 2015 as compared to 2014, comprised of growth in revenue from the Company's financial services businesses and increased debit card-related income, partially offset by lower banking fees due to the continuing trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.

Noninterest income as a percent of operating income (FTE basis) was 35.4% in 2016, up 3.3 percentage points from the prior year.  The current year increase was due to the 26.2% increase in noninterest income mentioned above, while net interest income (FTE basis) increased at a slower pace of 8.8%.  The increase in this ratio from 2014 to 2015 of 0.7 percentage points was driven by a 3.6% increase in noninterest income, primarily the result of solid organic growth in the financial services businesses and strong growth in debit card related income, while net interest income increased at a rate of 0.3%.

The largest portion of the Company's recurring noninterest income is the wide variety of fees earned from general banking services generally provided through the branch network and electronic banking channels, which totaled $64.0 million in 2016, an increase of $8.0 million, or 14.2%, from the prior year.  The increase was driven by the addition of new deposit relationships from both acquired and organic sources, as well as increased debit card-related revenues and $1.6 million in nonrecurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.  Fees from general banking services were $56.0 million in 2015, a decrease of $1.1 million, or 1.9%, from 2014.  The decrease was driven by the continuing trend of lower utilization of overdraft protection programs and other deposit-related services as well as smaller annual dividends from retail insurance programs that more than offset the addition of new deposit relationships from both acquired and organic sources, as well as solid growth in debit card-related revenue.  Electronic banking revenue grew $1.1 million due in large part to a continued concerted effort to increase the penetration and utilization of consumer debit and credit cards.

Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees, and other mortgage loan-related fee income earned on sold consumer mortgages.  In 2016, mortgage banking revenue of $2.1 million increased $0.4 million from the revenue generated in 2015, which increased $0.2 million from 2014.  Residential mortgage loans sold to investors, primarily the Fannie Mae, in 2016 totaled $45.9 million as compared to $35.5 million and $25.7 million during 2015 and 2014, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2016 and 2015 totaled $2.4 million and $0.9 million, respectively.  Realization of the unrealized gains or losses on consumer mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

As disclosed in Table 5, noninterest income from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $24.0 million, or 36.5%, in 2016 to $89.6 million.  In 2016, financial services revenue accounted for 58% of total noninterest income, as compared to 53% in 2015.  Employee benefit services generated revenue of $46.6 million in 2016 that reflected growth of $1.2 million, or 2.7%, driven by a combination of new client generation, activities acquired with the Oneida transaction and expanded service offerings.  Employee benefit services revenue of $45.4 million in 2015 was $2.8 million higher than 2014's results, primarily driven by a combination of new client generation and expanded service offerings.

Wealth management and insurance services revenues increased $22.7 million, or 112%, in 2016 primarily from the acquisition of OneGroup, which was the main driver of the $19.8 million increase in insurance-related revenues. CISI revenue increased $2.3 million with a full year of acquired OWM and Carta Group activities providing $2.8 million in additional revenue over the prior year. Nottingham revenue was consistent with the prior year, and personal trust revenue increased $0.6 million due primarily to trust relationships added through the Oneida acquisition. Wealth management and insurance services revenue increased $2.3 million, or 13.1%, in 2015 primarily from the acquisition of OneGroup in December 2015, which increased insurance-related revenues by $1.9 million and the acquisition of OWM and Carta Group, which increased wealth management related revenues by $0.6 million.

Assets under administration decreased $0.3 billion to $17.8 billion for the employee benefit services segment in 2016 as compared to 2015 due to outflows in response to broad market shifts in the fourth quarter of 2016.  Assets under management increased $0.2 billion to $4.9 billion for the wealth management businesses at year end 2016 as compared to one year earlier due to the addition of new client assets. Assets under administration within the Company's employee benefit services segment decreased $0.1 billion to $18.1 billion at the end of 2015 from $18.2 billion at year-end 2014, primarily due to lower equity market valuations.  Assets under management with the Company's wealth management services segment increased $0.9 billion to $4.7 billion at the end of 2015 from $3.8 billion at year-end 2014 due to the addition of OWM and new client assets.

In December 2015, the Company sold $221.1 million of investment securities that were part of the Oneida acquisition, realizing a nominal amount of loss.  There were no sales of investment securities in 2016 or 2014.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $266.8 million in 2016 were $33.8 million, or 14.5%, higher than 2015, primarily due to the expenses associated with operating an expanded branch network and other business activities acquired with the Oneida transaction, as well as non-recurring acquisition expenses related to the Oneida acquisition and the Company's pending Merchants transaction and recently completed NRS transactions.  Noninterest expenses in 2015 increased $6.5 million, or 2.9%, from 2014 to $233.1 million and included non-recurring acquisition expenses as well as incremental operating expenses from the Oneida acquisition.

Operating expenses (excluding acquisition expenses, litigation settlement charges and amortization of intangible assets) as a percent of average assets for 2016 was 3.00%, an increase of 15 basis points from 2.85% in 2015 and five basis points higher than 2.95% in 2014.  The increase in this ratio for 2016 was due to a 16.8% increase in operating expenses, primarily a result of a full year of expanded operations due to the Oneida acquisition, while average assets grew by 10.8% due to organic loan growth and the Oneida acquisition, reflecting the impact of the acquired Oneida financial services business that do not carry as high a level of earning assets as banking operations.  The decrease in this ratio for 2015 was due to a 1.4% increase in operating expenses, primarily a result of expanded operations due to the Oneida acquisition in December 2015, while average assets grew by 5.3% due to organic loan growth, investment purchases, and the Oneida acquisition.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, litigation settlement charges and intangible amortization) divided by operating income (fully tax‑equivalent net interest income plus noninterest income, excluding net securities gains and losses and insurance-related recoveries).  Lower ratios are correlated to higher operating efficiency.  In 2016, the efficiency ratio was 1.3 percentage points higher than 2015 as the 16.8% increase in operating expenses, as defined above, grew at a faster pace than the 14.4% increase in operating income, comprised of an 8.8% increase in net interest income and a 26.2% increase in noninterest income.  This ratio was also impacted by a higher proportion of business being generated by financial services due primarily to the Oneida acquisition, which by their nature carry higher efficiency ratios.  The ratio for 2015 was equal to the 2014 ratio as the 1.4% increase in operating expenses, as defined above, was offset by a 1.4% increase in operating income.

Table 6: Noninterest Expenses
	Years Ended December 31,
(000's omitted)	2016	2015	2014
Salaries and employee benefits	$151,647	$126,356	$123,077
Occupancy and equipment	30,078	27,593	27,948
Data processing and communications	34,501	30,430	29,294
Amortization of intangible assets	5,479	3,663	4,287
Legal and professional fees	8,455	6,813	7,247
Office supplies and postage	7,274	6,476	6,270
Business development and marketing	7,484	7,204	7,125
FDIC insurance premiums	3,671	3,962	3,899
Acquisition expenses and litigation settlement	1,706	7,037	2,923
Other	16,553	13,521	14,510
Total noninterest expenses	$266,848	$233,055	$226,580

Operating expenses(1) /average assets	3.00%	2.85%	2.95%
Efficiency ratio	59.2%	57.9%	57.9%
(1)Operating expenses are total noninterest expenses excluding acquisition expenses, litigation settlement charges and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Total salaries and employee benefits increased $25.3 million, or 20.0%, in 2016, due to the impact of annual merit increases and higher pension costs, as well as the full year impact of the addition of approximately 275 employees from the Oneida acquisition in December 2015.  Salaries and employee benefits increased $3.3 million, or 2.7%, in 2015, due to the impact of annual merit increases as well as the aforementioned addition of employees from the Oneida acquisition in December and higher pension costs, partially offset by lower incentive payments in 2015 based on the achievement of the Company's annual business objectives.  Total full-time equivalent staff at the end of 2016 was 2,262 compared to 2,182 at December 31, 2015 and 1,945 at the end of 2014.

Retirement plan expense in 2016 increased $1.5 million due to increased participation in the Company's 401(k) and defined benefit pension plans primarily as a result of the Oneida acquisition.  Last year's retirement plan expense increased $1.8 million from 2014's level due to changes in actuarial assumptions, including a decrease in the discount rate from 5.0% to 4.5%, and increased participation in the Company's 401(k) Plan. The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges, increased $13.8 million, or 13.9%, in 2016, mostly reflective of the additional costs associated with the acquired Oneida business activities.  Increases in occupancy and equipment, data processing and communications, amortization of intangible assets, legal and professional fees, office supplies and postage, business development and marketing and other expenses, all primarily a result of  the aforementioned additional costs associated with acquired Oneida business activities, were only partially offset by a decrease in FDIC insurance premiums resulting from a change in the structure of the FDIC assessment rate schedule in the third quarter of 2016.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, and litigation settlement charges, decreased $0.9 million, or 0.9%, in 2015 as decreases in occupancy and equipment, amortization of intangible assets, legal and professional fees and other expenses were only partially offset by increases in data processing and communications and business development and marketing.  Excluding expenses related to the retail branches acquired from Oneida, non-personnel noninterest expenses as defined above declined $1.6 million as occupancy and equipment decreased $0.5 million, amortization of intangible assets decreased $0.9 million, legal and professional fees decreased $0.4 million and other expenses declined $0.8 million, partially offset by an increase in data processing and communications.

Acquisition expenses for 2016 totaled $1.7 million, including $0.3 million associated with the Oneida acquisition, and $0.9 million and $0.5 million associated with the Company's pending Merchants transaction and recently completed NRS acquisition, respectively.  Acquisition expenses for 2015 totaled $7.0 million and were associated with the Oneida transaction.  Acquisition expenses and litigation settlement charges totaled $2.9 million in 2014 comprised of $0.1 million of acquisition expenses related to the EBS-RMSCO acquisition and a $2.8 million litigation settlement charge pertaining to a class action lawsuit involving the sufficiency of consumer notice requirements for certain of the Company's collateral recovery activities.  The Company contested the allegations and asserted affirmative defenses to the claims, however, the settlement the Company was able to achieve was, in its judgment, a superior outcome for the shareholders when measured against the risks and resources required for litigation.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  The Company divested itself of one branch location in 2016 and consolidated six of its branch offices during the second half of 2014.  This realignment reduced market overlap, further strengthened its branch network, and reflects management's focus on achieving long-term performance improvements through proactive, strategic decision making.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 77.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2016 was 32.8%, compared to 31.0% in 2015 and 29.6% in 2014, reflective of higher proportional levels of income being generated from fully taxable sources and certain legislated changes to state tax rates and structures.

Shareholders' Equity

Shareholders' equity ended 2016 at $1.20 billion, up $57.5 million, or 5.0%, from one year earlier.  This increase reflects net income of $103.8 million, $10.6 million from the issuance of shares through employee stock plan, $8.9 million for treasury stock issued to the Company's 401(k) plan and $4.8 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $55.7 million, an $11.4 million decrease in accumulated other comprehensive income, and treasury stock purchases of $3.5 million.  The change in other comprehensive income was comprised of a $14.7 million decrease due to changes in the unrealized gains and losses in the Company's available-for-sale investment portfolio, due principally to the rise in long-term interest rates at the end of 2016, partially offset by a positive $3.3 million adjustment to the funded status of the Company's employee retirement plans.  Excluding accumulated other comprehensive income in both 2016 and 2015, shareholders' equity rose by $68.8 million, or 6.1%.  Shares outstanding increased by 0.7 million during the year due to share issuances under the employee stock plan and to the Company's 401(k) plan.

Shareholders' equity ended 2015 at $1.14 billion, up $152.7 million, or 15.5%, from one year earlier.  This increase reflects $102.2 million related to stock issued in connection with the Oneida acquisition, net income of $91.2 million, $9.8 million from the issuance of shares through employee stock plans, $16.6 million for treasury stock issued to the Company's 401(k) benefit plan, and $4.2 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $50.6 million, an $11.5 million decrease in accumulated other comprehensive income, and treasury stock purchases of $9.1 million.  The change in other comprehensive income was comprised of a $6.9 million decrease due to changes in the unrealized gains and losses in the Company's available-for-sale investment portfolio, due principally to the rise in long-term interest rates at the end of 2015, as well as a negative $4.6 million adjustment to the funded status of the Company's employee retirement plans.  Excluding accumulated other comprehensive income in both 2015 and 2014, shareholders' equity rose by $164.2 million, or 17.2%.  Shares outstanding increased by 3.0 million during the year as 2.4 million were issued in conjunction with the Oneida acquisition and 0.9 million were added through employee stock plans, partially offset by 0.3 million that were repurchased as treasury shares.

The Company's ratio of ending Tier 1 capital to adjusted quarterly average assets (or Tier 1 leverage ratio), the primary measure for which regulators have established a 5% minimum for an institution to be considered "well-capitalized," increased 23 basis points to end the year at 10.55%.  This was the result of an 8.8% increase in Tier 1 capital, while fourth quarter average adjusted net assets (excludes investment market value adjustment, and a portion of intangible assets net of related deferred tax liabilities) increased at a slower 6.4% rate.  For additional financial information on the Company's regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements.   The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 9.24% at the end of 2016 versus 8.59% one year earlier (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).  The increase was due to tangible common shareholders' equity increasing at a faster pace than tangible assets, primarily as a result of capital growth through net income generation and retention.  The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2016 of $55.7 million represented an increase of 10.0% over the prior year.  This growth was a result of the increase in outstanding shares as noted above and a $0.04 increase in dividends per share for the year. Dividends per share for 2016 of $1.26 represents a 3.3% increase from $1.22 in 2015, a result of quarterly dividends per share increasing from $0.30 to $0.31 (a 3.3% increase) during the third quarter of 2015 and from $0.31 to $0.32 (a 3.2% increase) in the third quarter of 2016.  The 2016 increase in quarterly dividends marked the 24rd consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 53.7% compared to 55.5% in 2015, and 51.6% in 2014.  The dividend payout ratio decreased during 2016 because net income increased 13.8% from 2015 while dividends declared increased 10.0%.  The payout ratio increased during 2015 because dividends declared increased 7.5% while net income decreased 0.1%.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York ("Federal Reserve").  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $146.2 million was outstanding at December 31, 2016.

The Bank's primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2016, the Bank had $173.9 million of cash and cash equivalents of which $24.2 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.2 billion in unused FHLB borrowing capacity based on the Company's quarter-end collateral levels.  Additionally, the Company has $1.2 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks at year end.

The Company's primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2016, this ratio was 13.4% for 30-days and 13.3% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company's internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2016, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2016 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions.  Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company's Board of Directors and the Company's ALCO.  The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2016 are summarized as follows:

Table 7: Intangible Assets

(000's omitted)	Balance at December 31, 2015	Additions	Amortization	Impairment	Balance at December 31, 2016
Banking Segment
Goodwill	$439,052	$1,818	$0	$0	$440,870
Core deposit intangibles	9,789	0	2,682	0	7,107
Total Banking Segment	448,841	1,818	2,682	0	447,977
Employee Benefit Services Segment
Goodwill	8,019	0	0	0	8,019
Other intangibles	1,086	0	420	0	666
Total Employee Benefit Services Segment	9,105	0	420	0	8,685
All Other Segment
Goodwill	16,181	72	0	0	16,253
Other intangibles	10,019	287	2,377	0	7,929
Total All Other Segment	26,200	359	2,377	0	24,182

Total	$484,146	$2,177	$5,479	$0	$480,844
Intangible assets at the end of 2016 totaled $480.8 million, a decrease of $3.3 million from the prior year due to $5.5 million of amortization during the year, partially offset by an additional $1.6 million of intangible assets recorded in the first quarter of 2016 arising from adjustments made to fair value estimates for the Oneida acquisition and the purchase of other intangibles amounting to $0.6 million.  Intangible assets consist of goodwill and the calculated value of core deposits and customer relationships that arise from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2016 totaled $465.1 million, comprised of $440.9 million related to banking acquisitions and $24.2 million arising from the acquisition of financial services businesses.  Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2016 and 2015 and no adjustments were necessary for the banking or financial services businesses.  The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from eight to twenty years.  The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These customer relationship intangibles are being amortized on an accelerated basis over periods ranging from seven to twelve years.

Loans

The Company's loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2016	2015	2014	2013	2012
Consumer mortgage	$1,819,701	$1,769,754	$1,613,384	$1,582,058	$1,448,415
Business lending	1,490,076	1,497,271	1,262,484	1,260,364	1,233,944
Consumer indirect	1,044,972	935,760	833,968	740,002	647,518
Consumer direct	191,815	195,076	184,028	180,139	171,474
Home equity	401,998	403,514	342,342	346,520	364,225
Gross loans	4,948,562	4,801,375	4,236,206	4,109,083	3,865,576
Allowance for loan losses	(47,233)	(45,401)	(45,341)	(44,319)	(42,888)
Loans, net of allowance for loan losses	$4,901,329	$4,755,974	$4,190,865	$4,064,764	$3,822,688
Daily average of total gross loans	$4,881,905	$4,288,091	$4,156,840	$3,954,515	$3,628,006

As disclosed in Table 8 above, gross loans outstanding of $4.9 billion as of December 31, 2016 increased $147.2 million, or 3.1%, compared to December 31, 2015 reflecting organic growth in the consumer mortgage and consumer indirect portfolios attributable to the low interest rate environment and continued business development efforts, partially offset by decreases in the business lending, the consumer direct and home equity portfolios. Gross loans outstanding of $4.8 billion as of December 31, 2015 increased $565.2 million, or 13.3%, compared to December 31, 2014 as a result of organic and acquired growth in all of the lending portfolios.  Excluding loans acquired from Oneida, loans increased $172.5 million, or 4.1%, driven by improvement in customer demand, the continued low interest rate environment and proactive business development efforts.

The compounded annual growth rate ("CAGR") for the Company's total loan portfolio between 2011 and 2016 was 7.4%, with approximately 60% of the total growth for the period attributable to organic growth and 40% attributable to acquired balances.  The greatest overall expansion occurred in consumer installment loans, which grew at an 11.9% CAGR.  The consumer mortgage portfolio grew at a compounded annual growth rate of 8.4% from 2011 to 2016.  The business lending segment grew at a CAGR of 4.0% driven in most part by acquisitions during the five year period.  The home equity lending segment grew at a compounded annual growth rate of 4.4% from 2011 to 2016, including the impact from acquisitions.

The weighting of the components of the Company's loan portfolio enables it to be highly diversified.  Approximately 70% of loans outstanding at the end of 2016 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2016: commercial real estate (24%), restaurant & lodging (13%), healthcare (11%), general services (9%), retail trade (8%), agriculture (7%), manufacturing (7%), construction (5%), wholesale trade (5%) and motor vehicle and parts dealers (5%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 6%.

The consumer mortgage loans include no exposure to Alt-A or other higher-risk mortgage products and are comprised of fixed (96%) and adjustable rate (4%) residential lending.  Volume in this portion of the Company's loan portfolio has been strong over the last few years due to historically low long-term interest rates and comparatively stable real estate valuations in the Company's primary markets.  Consumer mortgages increased $49.9 million, or 2.8%, in 2016 and does not include $45.9 million of longer-term, fixed-rate residential mortgages that Company originated and sold, principally to Fannie Mae.  Consumer mortgages increased $156.4 million, or 9.7%, in 2015 and does not include $35.5 million of longer-term, fixed-rate residential mortgages that Company originated and sold, principally to Fannie Mae.  Excluding loans acquired in the Oneida transaction, the consumer mortgage portfolio grew $25.8 million, or 1.6% in 2015.  The Company's solid performance is a reflection of the high quality profile of its portfolio and its ability to successfully meet customer needs.  Market interest rates, expected duration, and the Company's overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new consumer mortgage generation.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company's business lending activity.  The business lending portfolio decreased $7.2 million, or 0.5%, in 2016 as contractual and unscheduled principal reductions outpaced new loan volume. The portfolio increased $234.8 million, or 18.6%, in 2015.  Excluding loans from the Oneida acquisition, the portfolio grew $83.7 million, or 6.6% in 2015. Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates. The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2016:

Table 9:  Maturity Distribution of Business and Construction Loans (1)
(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$202,930	$430,374	$825,332	$1,458,636
Real estate – construction	36,556	0	0	36,556
Total	$239,486	$430,374	$825,332	$1,495,192

Fixed interest rates	$47,637	$194,156	$138,455	$380,248
Floating or adjustable interest rates	191,849	236,218	686,877	1,114,944
Total	$239,486	$430,374	$825,332	$1,495,192

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly (such as personal installment loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), increased $106.0 million, or 9.4%, from one year ago.  In 2015 the portfolio increased $112.8 million, or 11.1%, from the year earlier period.  Excluding loans from the Oneida acquisition, the portfolio increased $54.3 million, or 5.3% in 2015.  The volume of new and used vehicle sales to upper-tier credit profile customers in the Company's primary markets has improved in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads, particularly in the automobile segment.

Home equity loans decreased $1.5 million, or 0.4%, from the end of 2015, due in part to home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.  Home equity loans increased $61.2 million, or 17.9%, from the end of 2014, due primarily to the $52.5 million of loans acquired from Oneida.  Excluding those loans, the portfolio increased $8.7 million, or 2.5%, as mortgage refinance activity slowed and historically low rate offerings stimulated demand for the home equity product.

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2016	2015	2014	2013	2012
Nonaccrual loans
Consumer mortgage	$13,684	$12,790	$15,323	$12,560	$11,286
Business lending	5,063	6,567	2,780	4,555	13,691
Consumer indirect	0	0	10	14	0
Consumer direct	0	15	20	4	8
Home equity	1,872	2,356	2,598	2,340	1,375
Total nonaccrual loans	20,619	21,728	20,731	19,473	26,360
Accruing loans 90+ days delinquent
Consumer mortgage	1,385	1,805	2,397	1,338	1,818
Business lending	145	126	350	164	247
Consumer indirect	169	102	82	755	73
Consumer direct	58	51	36	117	71
Home equity	1,319	111	241	181	539
Total accruing loans 90+ days delinquent	3,076	2,195	3,106	2,555	2,748
Nonperforming loans
Consumer mortgage	15,069	14,595	17,720	13,898	13,104
Business lending	5,208	6,693	3,130	4,719	13,938
Consumer indirect	169	102	92	769	73
Consumer direct	58	66	56	121	79
Home equity	3,191	2,467	2,839	2,521	1,914
Total nonperforming loans	23,695	23,923	23,837	22,028	29,108

Other real estate (OREO)	1,966	2,088	1,855	5,060	4,788
Total nonperforming assets	$25,661	$26,011	$25,692	$27,088	$33,896

Nonperforming loans / total loans	0.48%	0.50%	0.56%	0.54%	0.75%
Legacy nonperforming loans / legacy total loans (1)	0.42%	0.49%	0.52%	0.49%	0.71%
Nonperforming assets / total loans and other real estate	0.52%	0.54%	0.61%	0.66%	0.88%
Delinquent loans (30 days old to nonaccruing) to total loans	1.19%	1.16%	1.46%	1.49%	1.92%
Loan loss provision to net charge-offs	129%	101%	117%	122%	108%
Legacy loan loss provision to net charge-offs (1)	130%	86%	125%	134%	116%
(1)Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2016 at $23.7 million, a decrease of $0.2 million from one year earlier.  The ratio of nonperforming loans to total loans at December 31, 2016 decreased two basis points from the prior year to 0.48%.  Excluding nonperforming acquired loans, the ratio of nonperforming loans to total loans at the end of 2016 was 0.42%, a decrease of seven basis points from the prior year.  The ratio of nonperforming assets (which includes other real estate owned, or "OREO", in addition to nonperforming loans) to total loans plus OREO decreased to 0.52% at year-end 2016, down two basis points from one year earlier.  The Company's success at keeping these ratios at favorable levels throughout varying economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2016 OREO was comprised of five commercial real estate properties with a total value of $0.8 million and 24 residential properties with a total value of $1.2 million. This compares to four commercial real estate properties with a total value of $0.6 million and 27 residential properties with a total value of $1.5 million at December 31, 2015.

Approximately 64% of nonperforming loans at December 31, 2016 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company's market area have remained relatively stable over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers and have resulted in lower nonperforming mortgage ratios in 2015 and 2016.  Approximately 22% of the nonperforming loans at December 31, 2016 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has decreased from the prior year and is below the Company's longer-term average results as a proportion of  total loans due to general economic improvements, effective problem loan management and maintenance of strict underwriting standards.  The remaining 14% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 199% at the end of 2016 compared to 190% at year-end 2015 and 190% at December 31, 2014, reflective of a larger proportional increase in the level of the allowance for loan losses than in nonperforming loans.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 245% at the end of 2016, compared to 212% at year-end 2015 and 221% at December 31, 2014.

Members of the Company's senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group's consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company's larger criticized credits are also reviewed on at least a quarterly basis by senior credit administration management, as well as special assets officers and senior commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized business loan portfolio on a monthly basis.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.19% of total loans outstanding, compared to 1.16% at the end of 2015.  As of year-end 2016, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.65%, 1.30%, 1.54%, and 1.30%, respectively, and reflected improvement in business loan delinquencies over prior year levels, while year-end delinquency rates in the consumer categories increased. These measures were 0.78%, 1.20%, 1.49%, and 1.04%, respectively, as of December 31, 2015.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period.  The average quarter-end delinquency ratio for total loans in 2016 was 1.09%, as compared to an average of 1.16% in 2015, and 1.32% in 2014, reflective of management's continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection capabilities.

Loans are considered modified in a troubled debt restructuring ("TDR") when, due to a borrower's financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has created very few TDRs.   Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of December 31, 2016, the Company had 56 loans totaling $1.8 million considered to be nonaccruing TDRs and 158 loans totaling $3.7 million considered to be accruing TDRs.  This compares to 55 loans totaling $1.9 million considered to be nonaccruing TDRs and 183 loans totaling $4.3 million considered to be accruing TDRs at December 31, 2015.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2016	2015	2014	2013	2012

Allowance for loan losses at beginning of period	$45,401	$45,341	$44,319	$42,888	$42,213
Charge-offs:
Consumer mortgage	647	1,374	1,075	1,012	1,004
Business lending	1,969	2,249	1,596	3,671	5,654
Consumer indirect	7,643	6,714	6,784	4,544	5,407
Consumer direct	1,706	1,490	1,595	1,954	1,694
Home equity	218	244	765	650	423
Total charge-offs	12,183	12,071	11,815	11,831	14,182
Recoveries:
Consumer mortgage	115	80	205	36	59
Business lending	616	877	750	692	1,295
Consumer indirect	4,168	3,943	3,773	3,488	3,551
Consumer direct	901	722	846	1,034	821
Home equity	139	62	85	20	23
Total recoveries	5,939	5,684	5,659	5,270	5,749

Net charge-offs	6,244	6,387	6,156	6,561	8,433
Provision for loan losses	8,039	6,349	7,497	7,358	8,715
Provision for acquired impaired loans	37	98	(319)	634	393

Allowance for loan losses at end of period	$47,233	$45,401	$45,341	$44,319	$42,888

Allowance for loan losses / total loans	0.95%	0.95%	1.07%	1.08%	1.11%
Allowance for legacy loan losses / total legacy loans (1)	1.02%	1.05%	1.14%	1.15%	1.21%
Allowance for loan losses / nonperforming loans	199%	190%	190%	201%	147%
Allowance for legacy loans / nonperforming legacy loans (1)	245%	212%	221%	234%	171%
Net charge-offs to average loans outstanding:
Consumer mortgage	0.03%	0.08%	0.05%	0.06%	0.07%
Business lending	0.09%	0.11%	0.07%	0.24%	0.36%
Consumer indirect	0.35%	0.33%	0.38%	0.16%	0.31%
Consumer direct	0.40%	0.41%	0.40%	0.52%	0.54%
Home equity	0.02%	0.05%	0.20%	0.18%	0.12%
Total loans	0.13%	0.15%	0.15%	0.17%	0.23%
(1)Legacy loans exclude loans acquired after January 1, 2009.

As displayed in Table 11 above, total net charge-offs in 2016 were $6.2 million, $0.1 million less than the prior year due to lower levels of net charge-offs in the business lending, consumer mortgage and home equity portfolios, partially offset by higher net charge-offs in the consumer indirect and consumer direct portfolios.  Net charge-offs in 2015 were $0.2 million more than 2014 due to higher net charge-offs in the business lending, consumer mortgage, and consumer direct portfolios, partially offset by lower levels of net charge-offs in the consumer indirect and home equity portfolios.

Due to the significant increases in average loan balances over time as a result of acquisition and organic growth, management believes that net charge-offs as a percent of average loans ("net charge-off ratio") offers the most meaningful representation of charge-off trends.  The total net charge-off ratio of 0.13% for 2016 was two basis points lower than the 0.15% ratio from 2015 and 2014.  Gross charge-offs as a percentage of average loans was 0.25% in 2016, as compared to 0.28% in 2015, and 0.28% in 2014, evidence of management's continued focus on maintaining strict underwriting standards.  Continued strong recovery efforts were evidenced by recoveries of $5.9 million in 2016, representing 49% of average gross charge-offs for the latest two years, compared to 48% in both 2015 and 2014.

Business loan net charge-offs decreased slightly in 2016, totaling $1.4 million, or 0.09% of average business loans outstanding versus $1.4 million, or 0.11% of the average outstanding balance in 2015, reflective of the Company's disciplined risk management and underwriting standards.  Consumer installment loan net charge-offs increased to $4.3 million this year from $3.5 million in 2015, with a net charge-off ratio of 0.36% in 2016 and 0.34% in 2015.  This is reflective of the nearly 22% growth in balances since the end of 2014, higher levels of gross charge-offs of consumer installment loans in 2016 as compared to 2015 and lower market resale valuations for certain asset classes that hindered consumer installment recovery efforts.  The dollar amount of consumer mortgage net charge-offs decreased $0.8 million in 2016, with the net charge-off ratio decreasing five basis points to 0.03%.  Home equity net charge-offs decreased $0.1 million to $0.1 million in 2016 while the net charge-off ratio decreased three basis points to 0.02%.

Management continually evaluates the credit quality of the Company's loan portfolio and conducts a formal review of the adequacy of the allowance for loan losses on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower's ability to repay.  Impaired loans with outstanding balances that are greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

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

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cashflows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the year ended December 31, 2016, an additional $0.03 million of provision for loan losses related to acquired impaired loans was recorded.  During the year ended December 31, 2015, an additional $0.1 million provision for loan loss related to acquired impaired loans was recorded.  During the year ended December 31, 2014, the Company reversed $0.3 million of its provision for loan losses related to acquired impaired loans as the value received at closure for certain loans was greater than the value for which they were being carried on the books.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  During 2016, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.8 million.  For full year 2015, the Company recorded a provision for loan losses on acquired non-impaired loans of $1.0 million, primarily for the Oneida commercial portfolio where the net fair value of the pool was deemed greater than its par value at acquisition.  During 2014, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.6 million.

The allowance for loan losses increased to $47.2 million at the end 2016 from $45.4 million as of year-end 2015.  The $1.8 million increase was primarily due to organic growth, partially offset by improved credit quality.  The allowance for legacy loan losses increased $1.7 million as growth in the loan portfolio was partially offset by changes in the composition of the loan portfolio associated with unscheduled principal reductions in the business lending portfolio.  The ratio of the allowance for loan losses to total loans of 0.95% for year-end 2016 was consistent with 2015 and was 12 basis points below the 1.07% ratio for 2014, primarily due to consistent credit quality.  The ratio of allowance for legacy loan losses to total legacy loans decreased three basis points to 1.02% for 2016 as compared 2015.  Management believes the year-end 2016 allowance for loan losses to be adequate in light of the probable losses inherent in the Company's loan portfolio.

The loan loss provision for legacy loans of $7.2 million in 2016, was $1.9 million more than the prior year, and reflects management's assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.17% in 2016 as compared to 0.15% in 2015 and 0.17% in 2014.  The loan loss provision was 129% of net charge-offs this year versus 101% in 2015 and 117% in 2014, reflective of the assessed risk in the overall portfolio.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the end of the years indicated, as well as the proportional share each category is to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 12: Allowance for Loan Losses by Loan Type

	2016		2015		2014		2013		2012
(000's omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Consumer mortgage	$10,094	36.8%	$10,198	36.8%	$10,286	38.1%	$8,994	38.5%	$7,070	37.5%
Business lending	17,220	30.0%	15,749	31.0%	15,787	29.7%	17,507	30.5%	18,013	31.6%
Consumer indirect	13,782	21.1%	12,422	19.5%	11,544	19.7%	10,248	18.0%	9,606	16.7%
Consumer direct	2,979	3.9%	2,997	4.1%	3,083	4.3%	3,181	4.4%	3,303	4.4%
Home equity	2,399	8.1%	2,666	8.4%	2,701	8.1%	1,830	8.4%	1,451	9.4%
Acquired impaired loans	108	0.1%	168	0.2%	173	0.1%	530	0.2%	779	0.4%
Unallocated	651		1,201		1,767		2,029		2,666
Total	$47,233	100.0%	$45,401	100.0%	$45,341	100.0%	$44,319	100.0%	$42,888	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  The unallocated allowance is maintained for inherent losses in the portfolio that is not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $1.8 million at year-end 2014 to $1.2 million at year-end 2015 to $0.7 million at December 31, 2016 due in part to the full integration of the acquired Oneida loan portfolio.  The general declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management's continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company's allowance for loan loss is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2016		2015		2014
(000's omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest checking deposits	$1,558,548	0.00%	$1,352,683	0.00%	$1,249,807	0.00%
Interest checking deposits	1,631,560	0.03%	1,429,450	0.03%	1,334,745	0.03%
Regular savings deposits	1,303,814	0.07%	1,106,127	0.08%	1,039,173	0.08%
Money market deposits	1,776,838	0.16%	1,518,184	0.15%	1,493,900	0.16%
Time deposits	750,944	0.43%	737,734	0.46%	845,035	0.54%
Total deposits	$7,021,704	0.10%	$6,144,178	0.11%	$5,962,660	0.14%

As displayed in Table 13, average total deposits in 2016 increased $877.5 million, or 14.3%, from the prior year comprised of a $864.3 million, or 16.0%, increase in core deposits, and a $13.2 million, or 1.8%, increase in time deposits.  Excluding the impact of the Oneida acquisition, average deposits increased $223.5 million, or 3.7%, as compared to 2015.  Consistent with the Company's focus on expanding core account relationships and reduced customer demand for time deposits, average non-acquired, non-time ("core") deposit balances grew $316.1 million, or 5.9%, as compared to 2015 while non-acquired time deposits balances declined $92.6 million, or 12.7%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment and contributed to the lower the cost of deposits, including the impact of non-interest checking deposits, to 0.10% in 2016 as compared to 0.11% for 2015.

Total average deposits for 2015 equaled $6.14 billion, up $181.5 million, or 3.0%, from 2014.  Excluding the impact of the Oneida acquisition, average deposits increased $128.4 million, or 2.2%, as compared to 2014.  Average core deposit balances grew $244.9 million, or 4.8%, as compared to 2014 while non-acquired time deposits balances declined $116.6 million, or 13.8%.  The cost of deposits, including the impact of non-interest checking deposits, decreased to 0.11% in 2015 as compared to 0.14% for 2014.

Nonpublic, core deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.  The Company's funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2016 with an average balance of $6.05 billion, an increase of $599.3 million, or 11.0%, over the comparable 2015 period.  Excluding the impact of the Oneida acquisition, average nonpublic deposits increased $126.4 million during 2016.

Full-year average public fund deposits increased $278.2 million, or 40.0%, during 2016 to $974.1 million.  Excluding the impact of the Oneida acquisition, average public fund deposits increased $97.1 million, or 14.2%, during 2016.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of external borrowings.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits' weighting has decreased.  This change in deposit mix reflects the Company's focus on expanding core account relationships and customers' preference for unrestricted accounts in the current low rate environment.  The average balance for time deposit accounts decreased from 12.0% of total average deposits in 2015 to 10.7% of total average deposits for 2016.  Correspondingly, average core deposit balances have increased from 88.0% in 2015 to 89.3% in 2016.  This shift in mix, combined with lower average offered interest rates resulted in the cost of interest-bearing deposits to decline to 0.13% in 2016, as compared to 0.15% in 2015 and 0.17% in 2014.  The total cost of deposit funding, which includes noninterest-bearing deposits, also declined in 2016 to 0.10%, versus 0.11% in 2015, benefiting from the 15.2% increase in average non-interest bearing checking balances.

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000's omitted)	2016	2015
Less than three months	$14,221	$18,970
Three months to six months	10,832	11,147
Six months to one year	17,089	17,212
Over one year	9,082	8,101
Total	$51,224	$55,430

Borrowing sources for the Company include the FHLB, Federal Reserve, and other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $102.2 million in floating-rate subordinated debt outstanding at the end of 2016 that is held by unconsolidated subsidiary trusts.

As shown in Table 15, year-end 2016 external borrowings totaled $248.4 million, a decrease of $155.0 million from the $403.4 million outstanding at the end of 2015 as the liquidity from the Oneida acquisition and deposit growth was used to pay down overnight borrowings.  Overnight advances from the FHLB were used to fund the purchase of investment securities and cover other liquidity needs during 2016 and 2015.  External borrowings averaged $271.9 million, or 3.7% of total funding sources for 2016, as compared to $513.8 million, or 7.7% of total funding sources for 2015.  This ratio decreased due to the Company utilizing FHLB overnight advances during the first half of 2015 to fund the pre-investment liquidity expected to be received from the Oneida acquisition.  As shown in Table 15, at the end of 2016 the Company had $146.2 million, or 59% of external borrowings, that had remaining terms of one year or less as compared to 75% of external borrowings maturing within one year at December 31, 2015.

As displayed in Table 3 on page 31, after a decrease in the percentage of funding from deposits in 2015 due to borrowings used to fund pre-investment activity conducted early in the year, the percentage of funding from deposits increased in 2016 due to the pay down of borrowings after the Oneida acquisition was completed. The percentage of average funding derived from deposits was 96.3% in 2016 as compared to 92.3% in 2015 and 93.6% in 2014.  During 2016, average borrowings decreased 47.1% while average deposits increased 14.3%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2016	2015	2014
FHLB overnight advance	$146,200	$301,300	$338,000
Subordinated debt held by unconsolidated subsidiary trusts	102,170	102,146	102,122
Balance at end of period	$248,370	$403,446	$440,122

Daily average during the year	$271,927	$513,827	$405,411
Maximum month-end balance	$414,648	$701,338	$521,211
Weighted-average rate during the year	1.46%	0.82%	0.89%
Weighted-average year-end rate	1.70%	1.05%	0.79%

The following table shows the contractual maturities of various obligations as of December 31, 2016:

Table 16: Maturities of Contractual Obligations

(000's omitted)	Maturing Within One Year or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total
FHLB overnight advance	$146,200	$0	$0	$0	$146,200
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	102,527	102,527
Interest on borrowings	3,159	6,294	6,294	44,159	59,906
Operating leases	6,078	10,614	6,955	7,297	30,944
Total	$155,437	$16,908	$13,249	$153,983	$339,577

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies.  Collateral may be required based on management's assessment of the customer's creditworthiness.  The fair value of these commitments is considered immaterial for disclosure purposes.

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2016	2015
Commitments to extend credit	$773,442	$811,442
Standby letters of credit	22,656	19,053
Total	$796,098	$830,495

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

The carrying value of the Company's investment portfolio ended 2016 at $2.78 billion, a decrease of $63.5 million, or 2.2%, from the end of 2015.  The book value (excluding unrealized gains and losses) of the portfolio decreased $39.5 million from December 31, 2015, and the unrealized holding gain on the available-for-sale securities decreased $24.0 million.  During 2016, the Company purchased $8.6 million of obligations of state and political subdivisions at an average yield of 4.24% and $57.4 million of government agency mortgage-backed securities at an average rate of 2.20%.  Offsetting these purchases were $109.6 million of maturities, calls and collections.

The carrying value of the Company's investment portfolio increased $335.0 million during 2015 to end the year at $2.85 billion.  The book value of available-for-sale investments increased $344.4 million from December 31, 2014.  During 2015, the Company purchased $398.2 million of U.S. Treasury and agency securities at an average yield of 1.96%, $86.3 million of obligations of state and political subdivisions at an average yield of 4.00%, and $18.5 million of government agency mortgage-backed securities at an average rate of 2.47%.  Offsetting these purchases were $169.5 million of maturities, calls and collections.  Additionally, $225.7 million of investment securities were acquired as part of the Oneida transaction, of which $221.1 million were subsequently sold.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating) by Moody's and AA+ by Standard and Poor's.  The majority of the municipal bonds are A-rated or higher.  The portfolio does not include any private label mortgage-backed securities (MBSs) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and Agency securities and government agency mortgage-backed securities, and a decrease in the proportion of obligations of state and political subdivisions and other securities.

The net pre-tax unrealized market value gain on the available-for-sale investment portfolio as of December 31, 2016 was $41.8 million, as compared to $65.8 million one year earlier.  This decrease is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2016		2015		2014
(000's omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,876,358	$1,902,762	$1,866,819	$1,899,978	$1,479,134	$1,517,733
Obligations of state and political subdivisions	582,655	594,990	640,455	666,883	645,398	671,903
Government agency mortgage-backed securities	232,657	235,230	205,220	210,865	228,971	237,728
Corporate debt securities	5,716	5,687	16,672	16,680	26,803	27,091
Government agency collateralized mortgage obligations	9,225	9,535	12,862	13,308	17,330	18,025
Marketable equity securities	252	452	250	399	250	445
Total available-for-sale portfolio	2,706,863	2,748,656	2,742,278	2,808,113	2,397,886	2,472,925
Other Securities:
FHLB common stock	12,191	12,191	19,317	19,317	19,553	19,553
Federal Reserve Bank common stock	19,781	19,781	16,050	16,050	16,050	16,050
Other equity securities	3,764	3,764	4,460	4,460	4,446	4,446
Total other securities	35,736	35,736	39,827	39,827	40,049	40,049

Total	$2,742,599	$2,784,392	$2,782,105	$2,847,940	$2,437,935	$2,512,974

The following table sets forth as of December 31, 2016, the maturities of investment debt securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Debt Securities

(000's omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year But Within Five Years	Maturing After Five Years But Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$768,791	$1,107,567	$0	$1,876,358
Obligations of state and political subdivisions	34,986	151,935	194,589	201,145	582,655
Government agency mortgage-backed securities (2)	4	842	27,744	204,067	232,657
Corporate debt securities	3,008	2,708	0	0	5,716
Government agency collateralized mortgage obligations (2)	0	17	986	8,222	9,225
Available-for-sale portfolio	$37,998	$924,293	$1,330,886	$413,434	$2,706,611
Weighted-average yield (1)	2.42%	2.27%	2.51%	3.34%	2.55%

(1) Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.

(2) Mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties

Impact of Inflation and Changing Prices

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

New Accounting Pronouncements

See "New Accounting Pronouncements" Section of Note A of the notes to the consolidated financial statements on page 64 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000's omitted)	2016	2015	2014	2013	2012
Income statement data
Core operating expenses, revenues & Efficiency Ratio
Noninterest expenses (GAAP)	$266,848	$233,055	$226,580	$221,255	$211,757
Acquisition expenses	(1,706)	(7,037)	(123)	(2,181)	(5,747)
Amortization of intangibles	(5,479)	(3,663)	(4,287)	(4,469)	(4,607)
Litigation settlement	0	0	(2,800)	0	(2,500)
Core operating expenses (non-GAAP) - numerator	$259,663	$222,355	$219,370	$214,605	$198,903
Tax-equivalent net interest income	283,857	260,824	259,961	253,154	247,330
Noninterest revenues	155,625	123,299	119,020	102,180	99,246
Insurance-related recovery	(950)	0	0	0	0
Loss (Gain) on sale of investments & early retirement of long-term borrowings, net	0	4	0	6,568	(291)
Core operating revenues (non-GAAP) - denominator	$438,532	$384,127	$378,981	$361,902	$346,285
Efficiency ratio (non-GAAP)	59.2%	57.9%	57.9%	59.3%	57.4%

(000's omitted)	2016	2015	2014	2013	2012
Balance sheet data
Net tangible equity-to-assets ratio at period end
Shareholders' equity (GAAP)	$1,198,100	$1,140,647	$987,904	$875,812	$902,778
Intangible assets	(480,844)	(484,146)	(386,973)	(390,499)	(387,134)
Deferred taxes on goodwill	43,504	39,724	35,842	32,339	27,947
Tangible common equity (non-GAAP) - numerator	$760,760	$696,225	$636,773	$517,652	$543,591
Total assets (GAAP)	$8,666,437	$8,552,669	$7,489,440	$7,095,864	$7,496,800
Intangible assets	(480,844)	(484,146)	(386,973)	(390,499)	(387,134)
Deferred taxes on goodwill	43,504	39,724	35,842	32,339	27,947
Tangible assets (non-GAAP) - denominator	$8,229,097	$8,108,247	$7,138,309	$6,737,704	$7,137,613
Net tangible equity-to-assets ratio at period end (non-GAAP)	9.24%	8.59%	8.92%	7.68%	7.62%

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company's Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the ALCO, which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using December 31, 2016 as a starting point.
•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  In the -50 basis point model, the prime and federal funds rates move lower in the first quarter of year one while moving the long end of the curve to levels over the three month treasury using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2016
+200 basis points	($3,294,000)
+100 basis points	($1,538,000)
-50 basis points	($2,699,000)

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

In the falling rate environment scenario, the Bank shows interest rate risk exposure to lower short term rates and also a flatter yield curve.  Net interest income declines during the first twelve months largely due to lower assumed rates on adjustable and variable rate assets.  Corresponding deposit rates are assumed to remain constant.  Despite federal funds trading between 0.50% and 0.75%, the Company believes both short-term rates and long-term treasury rates could potentially fall further in this scenario, and thus, the model includes the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm's report of Community Bank System, Inc. are contained on pages 54 through 97 of this item.

•	Consolidated Statements of Condition,
December 31, 2016 and 2015

•	Consolidated Statements of Income,
Years ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements,
December 31, 2016

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2016 and 2015 are contained on page 100.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)
	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$173,857	$153,210

Available-for-sale investment securities (cost of $2,706,863 and $2,742,278, respectively)	2,748,656	2,808,113

Other securities, at cost	35,736	39,827

Loans held for sale, at fair value	2,416	932

Loans	4,948,562	4,801,375
Allowance for loan losses	(47,233)	(45,401)
Net loans	4,901,329	4,755,974

Goodwill	465,142	463,252
Core deposit intangibles, net	7,107	9,789
Other intangibles, net	8,595	11,105
Intangible assets, net	480,844	484,146

Premises and equipment, net	112,318	114,434
Accrued interest and fees receivable	31,093	25,904
Other assets	180,188	170,129

Total assets	$8,666,437	$8,552,669

Liabilities:
Noninterest-bearing deposits	$1,646,039	$1,499,616
Interest-bearing deposits	5,429,915	5,373,858
Total deposits	7,075,954	6,873,474

Borrowings	146,200	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,170	102,146
Accrued interest and other liabilities	144,013	135,102
Total liabilities	7,468,337	7,412,022

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 44,950,352 and
44,442,568 shares issued, respectively	44,950	44,443
Additional paid-in capital	545,775	528,015
Retained earnings	614,692	566,591
Accumulated other comprehensive income	7,843	19,235
Treasury stock, at cost (512,937 and 667,708 shares, respectively)	(15,160)	(17,637)
Total shareholders' equity	1,198,100	1,140,647

Total liabilities and shareholders' equity	$8,666,437	$8,552,669

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)
	Years Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$211,467	$187,743	$185,527
Interest and dividends on taxable investments	56,201	52,871	50,247
Interest and dividends on nontaxable investments	17,519	19,008	20,446
Total interest income	285,187	259,622	256,220

Interest expense:
Interest on deposits	7,325	6,971	8,191
Interest on borrowings	1,017	1,694	1,124
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,949	2,537	2,477
Total interest expense	11,291	11,202	11,792

Net interest income	273,896	248,420	244,428
Provision for loan losses	8,076	6,447	7,178
Net interest income after provision for loan losses	265,820	241,973	237,250

Noninterest income:
Deposit service fees	58,595	52,747	52,756
Other banking revenues	7,477	4,960	5,814
Employee benefit services	46,628	45,388	42,580
Insurance services	23,149	3,352	1,450
Wealth management services	19,776	16,856	16,420
Loss on sales of investment securities, net	0	(4)	0
Total noninterest income	155,625	123,299	119,020

Noninterest expenses:
Salaries and employee benefits	151,647	126,356	123,077
Occupancy and equipment	30,078	27,593	27,948
Data processing and communications	34,501	30,430	29,294
Amortization of intangible assets	5,479	3,663	4,287
Legal and professional fees	8,455	6,813	7,247
Office supplies and postage	7,274	6,476	6,270
Business development and marketing	7,484	7,204	7,125
FDIC insurance premiums	3,671	3,962	3,899
Acquisition expenses	1,706	7,037	123
Other expenses	16,553	13,521	17,310
Total noninterest expenses	266,848	233,055	226,580

Income before income taxes	154,597	132,217	129,690
Income taxes	50,785	40,987	38,337
Net income	$103,812	$91,230	$91,353

Basic earnings per share	$2.34	$2.21	$2.24
Diluted earnings per share	$2.32	$2.19	$2.22
Cash dividends declared per share	$1.26	$1.22	$1.16

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
	Years Ended December 31,
	2016	2015	2014

Pension and other post retirement obligations:
Amortization of actuarial losses/(gains) included in net periodic pension cost, gross	$5,514	$(7,236)	$(13,904)
Tax effect	(2,108)	2,774	5,374
Amortization of actuarial losses/(gains) included in net periodic pension cost, net	3,406	(4,462)	(8,530)

Amortization of prior service cost included in net periodic pension cost, gross	(136)	(170)	(1,698)
Tax effect	52	65	657
Amortization of prior service cost included in net periodic pension cost, net	(84)	(105)	(1,041)

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	3,322	(4,567)	(9,571)

Unrealized (losses)gains on securities:
Net unrealized holding (losses)/gains arising during period, gross	(24,042)	(9,209)	106,040
Tax effect	9,328	2,289	(39,203)
Net unrealized holding (losses)/gains arising during period, net	(14,714)	(6,920)	66,837

Reclassification adjustment for net losses included in net income, gross	0	4	0
Tax effect	0	(2)	0
Reclassification adjustment for net losses included in net income, net	0	2	0

Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(14,714)	(6,918)	66,837

Other comprehensive (loss)/income, net of tax	(11,392)	(11,485)	57,266
Net income	103,812	91,230	91,353
Comprehensive income	$92,420	$79,745	$148,619
	As of December 31,
	2016	2015	2014
Accumulated Other Comprehensive Income By Component:
Unrealized loss for pension and other postretirement obligations	$(28,969)	$(34,347)	$(26,941)
Tax effect	11,008	13,064	10,225
Net unrealized loss for pension and other postretirement obligations	(17,961)	(21,283)	(16,716)

Unrealized gain on available-for-sale securities	41,793	65,835	75,039
Tax effect	(15,989)	(25,317)	(27,603)
Net unrealized gain on available-for-sale securities	25,804	40,518	47,436

Accumulated other comprehensive income	$7,843	$19,235	$30,720

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014, 2015 and 2016
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital		Accumulated
	Shares Outstanding	Amount Issued		Retained Earnings	Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at December 31, 2013	40,431,318	$41,213	$396,528	$481,732	$(26,546)	$(17,115)	$875,812
Net income				91,353			91,353
Other comprehensive income, net of tax					57,266		57,266
Dividends declared:
Common, $1.16 per share				(47,100)			(47,100)
Common stock issued under employee stock plan, including tax benefits of $2,068	399,013	393	8,891			133	9,417
Stock-based compensation			3,993				3,993
Treasury stock purchased	(123,000)					(4,368)	(4,368)
Treasury stock issued to benefit plan	40,390		572			959	1,531
Balance at December 31, 2014	40,747,721	41,606	409,984	525,985	30,720	(20,391)	987,904
Net income				91,230			91,230
Other comprehensive loss, net of tax					(11,485)		(11,485)
Dividends declared:
Common, $1.22 per share				(50,624)			(50,624)
Common stock issued under employee stock plan, including tax benefits of $2,297	458,817	459	9,315				9,774
Stock-based compensation			4,201				4,201
Stock issued for acquisition	2,377,329	2,378	99,824				102,202
Treasury stock purchased	(265,230)					(9,126)	(9,126)
Treasury stock issued to benefit plan	456,223		4,691			11,880	16,571
Balance at December 31, 2015	43,774,860	44,443	528,015	566,591	19,235	(17,637)	1,140,647
Net income				103,812			103,812
Other comprehensive loss, net of tax					(11,392)		(11,392)
Dividends declared:
Common, $1.26 per share				(55,711)			(55,711)
Common stock issued under employee stock plan, including tax benefits of $3,091	507,784	507	10,036				10,543
Stock-based compensation			4,783				4,783
Treasury stock purchased	(67,826)					(3,470)	(3,470)
Treasury stock issued to benefit plan	222,597		2,941			5,947	8,888
Balance at December 31, 2016	44,437,415	$44,950	$545,775	$614,692	$7,843	$(15,160)	$1,198,100

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$103,812	$91,230	$91,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,398	13,132	13,082
Amortization of intangible assets	5,479	3,663	4,287
Net (accretion)/amortization on securities, loans and borrowings	(4,405)	(3,289)	(3,533)
Stock-based compensation	4,783	4,201	3,993
Provision for loan losses	8,076	6,447	7,178
Provision for deferred income taxes	13,066	10,716	7,461
Amortization of mortgage servicing rights	518	409	444
Income from bank-owned life insurance policies	(1,505)	(1,086)	(1,037)
Loss on sales of investment securities, net	0	4	0
Net gain on sale of loans and other assets	(837)	(180)	(154)
Change in other assets and liabilities	(12,124)	(8,784)	(970)
Net cash provided by operating activities	131,261	116,463	122,104
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	221,136	0
Proceeds from maturities of available-for-sale investment securities	109,638	169,562	137,282
Proceeds from maturities of other securities	8,703	1,790	13
Purchases of available-for-sale investment securities	(65,966)	(503,000)	(310,517)
Purchases of other securities	(4,612)	0	(7,500)
Net change in loans	(159,871)	(176,754)	(137,207)
Cash received/(paid) for acquisitions, net of cash acquired of $0, $81,772, and $0, respectively	(575)	25,505	(924)
Settlement of bank owned life insurance policies	3,127	0	1,097
Purchases of premises and equipment, net	(12,442)	(12,400)	(13,376)
Net cash used in investing activities	(121,998)	(274,161)	(331,132)
Financing activities:
Net change in deposits	202,480	238,969	39,220
Net change in borrowings, net of payments of $0, $0 and $13	(155,100)	(36,700)	196,087
Issuance of common stock	10,543	9,774	9,417
Purchase of treasury stock	(3,470)	(9,126)	(4,368)
Sale of treasury stock	8,888	16,571	1,531
Cash dividends paid	(55,048)	(49,273)	(46,178)
Tax benefits from share-based payment arrangements	3,091	2,297	2,068
Net cash provided by financing activities	11,384	172,512	197,777
Change in cash and cash equivalents	20,647	14,814	(11,251)
Cash and cash equivalents at beginning of year	153,210	138,396	149,647
Cash and cash equivalents at end of year	$173,857	$153,210	$138,396
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,268	$11,252	$11,937
Cash paid for income taxes	32,239	28,891	29,457
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	14,268	13,605	12,254
Transfers from loans to other real estate	2,612	3,943	2,546
Acquisitions:
Common stock issued	0	102,202	0
Fair value of assets acquired, excluding acquired cash and intangibles	0	675,025	64
Fair value of liabilities assumed	0	700,574	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Community Bank System, Inc. (the "Company") is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the "Bank" or "CBNA"), and Benefit Plans Administrative Services, Inc. ("BPAS").  As of December 31, 2016, BPAS owns four subsidiaries:  Benefit Plans Administrative Services, LLC ("BPA"), a provider of defined benefit contribution plan administration services; BPAS Actuarial & Pension Services, LLC ("BPAS-APS") (formally known as Harbridge Consulting Group, LLC), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company ("HB&T"), a provider of collective investment fund administration and institutional trust services.  HB&T owns one subsidiary, Hand Securities Inc. ("HSI"), an introducing broker-dealer.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2016, the Bank operated 193 full service branches under the Community Bank, N.A. name throughout 35 counties of Upstate New York and six counties of Northeastern Pennsylvania offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries:  The Carta Group, Inc. ("Carta Group"), CBNA Preferred Funding Corporation ("PFC"), CBNA Treasury Management Corporation ("TMC"), Community Investment Services, Inc. ("CISI"), Nottingham Advisors, Inc. ("Nottingham"), OneGroup NY, Inc. ("OneGroup"), Oneida Wealth Management, Inc. ("OWM"), and Oneida Preferred Funding II LLC ("OPFC II").  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  On August 19, 2016, the Company merged its insurance subsidiary CBNA Insurance Agency, Inc. ("CBNA Insurance") into OneGroup.  PFC and OPFC II primarily act as investors in residential real estate loans and properties.  TMC provides cash management, investment, and treasury services to the Bank.  CISI, The Carta Group and OWM provide broker-dealer and investment advisory services.  On April 22, 2016, the Company merged the activities of OWM into CISI.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities ("VIE") are legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entities to finance its activities without additional subordinated financial support.  VIEs may be required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The Company's VIE's are described in more detail in Note T to the consolidated financial statements.

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

The Company is subject to regulations of various governmental agencies.  These regulations can change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances, and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

Revenue Recognition
The Company recognizes income on an accrual basis. CISI, OWM and Carta Group recognize fee income when investment and insurance products are sold to customers.  Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed.  Revenue from BPA's administration and recordkeeping services is recognized ratably over the service contract period.  Revenue from consulting and actuarial services is recognized when services are rendered.  OneGroup recognizes commission revenue at the later of the effective date of the insurance policy, or the date on which the policy premium is billed to the customer.  At that date, the earnings process has been completed and the impact of refunds for policy cancellations can be reasonably estimated to establish reserves. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. All intercompany revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities
The Company can classify its investments in debt and equity securities as trading, held-to-maturity, or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at amortized cost.  The Company did not use the held-to-maturity classification in 2015 or 2016.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2016.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York ("Federal Reserve") and Federal Home Loan Bank of New York ("FHLB").

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

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, the Company compares the net realizable value of the loans to the carrying value, for loans collectively evaluated for impairment.  The carrying value represents the net of the loan's unpaid principal balance and the remaining purchase discount (or premium) that has yet to be accreted (or amortized) into interest income (or interest expense).  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized.

Impaired and Other Nonaccrual Loans
The Company places a loan on nonaccrual status when the loan becomes 90 days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower's performance has improved and that both principal and interest are collectible.  This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower's financial condition.

A loan is considered modified in a troubled debt restructuring ("TDR") when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, or granting a period when interest–only payments can be made with the principal payments and interest caught up over the remaining term of the loan or at maturity.  Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of 12 months to demonstrate that the borrower is able to meet the terms of the modified loan.  If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

Regulatory guidance issued by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this new guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2016 and 2015, other real estate amounted to $2.0 million and $2.1 million, respectively, and is included in other assets.

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

Treasury Stock
Repurchases of shares of the Company's common stock are recorded at cost as a reduction of shareholders' equity.  Reissuance of shares of treasury stock is recorded at average cost.

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

Advertising
Advertising costs amounting to approximately $3.9 million, $3.6 million and $3.2 million for the years ending December 31, 2016, 2015 and 2014, respectively, are nondirect response in nature and expensed as incurred.

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

Stock-based Compensation
Companies are required to measure and record compensation expense for stock options and other share-based payments on the instruments' fair value on the date of grant.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards (see Note L).

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

Reclassifications
Certain reclassifications have been made to prior years' balances to conform to the current year presentation.

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as evaluation of revenue contracts.  The Company's review is ongoing, and the Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all companies in any interim or annual period. The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period.  The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  The Company expects to recognize lease liabilities and right of use assets associated with these lease agreements; however, the extent of the impact on the Company's consolidated financial statements is currently under evaluation.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This guidance requires certain amendments to be applied through a cumulative-effect adjustment to equity as of the beginning of the fiscal period in which the guidance is adopted while other amendments are required to be applied retrospectively or prospectively.  This ASU is effective for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company expects adoption of the guidance will result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for share-based payment transactions; however, the actual amounts recognized in tax expense will be dependent on the amount of share-based transactions entered into and the Company's stock price on the date of exercise or vesting.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE B:  ACQUISITIONS

Subsequent Event – Northeast Retirement Services, Inc.
On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. ("NRS") and its subsidiary Global Trust Company ("GTC") headquartered in Woburn, Massachusetts (see Note V).

Pending Acquisition – Merchants Bancshares, Inc.
On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank headquartered in South Burlington, Vermont, for approximately $362 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, Community Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $2.1 billion of assets, and deposits of $1.5 billion.  The acquisition is expected to close during the second or third quarter of 2017, pending both customary regulatory and Merchants shareholder approval.  The Company expects to incur certain one-time, transaction-related costs in 2017.

On January 4, 2016, the Company, through its subsidiary, CBNA Insurance, completed its acquisition of WJL Agencies Inc. doing business as The Clark Insurance Agencies ("WJL"), an insurance agency operating in northern New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On August 19, 2016, the Company merged together its insurance subsidiaries and as of that date, the activities of CBNA Insurance were merged into OneGroup.

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. ("Oneida"), parent company of Oneida Savings Bank, headquartered in Oneida, New York for approximately $158 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769 million of assets, including approximately $399 million of loans and $226 million of investment securities, along with $699 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and OWM as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company's other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On January 1, 2014, the Company, through its subsidiary, BPAS-APS (formerly known as Harbridge Consulting Group, LLC), completed its acquisition of a professional services practice from EBS-RMSCO, Inc., a subsidiary of The Lifetime Healthcare Companies ("EBS-RMSCO").  This professional services practice, which provides actuarial valuation and consulting services to clients who sponsor pension and post-retirement medical and welfare plans, enhanced the Company's participation in the Western New York marketplace.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

(000s omitted)	2016	2015	2014
Consideration paid:
Cash	$575	$56,266	$924
Community Bank System, Inc. common stock	0	102,202	0
Total net consideration paid	575	158,468	924
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	81,772	0
Investment securities	0	225,729	0
Loans	0	399,422	0
Premises and equipment	0	22,212	0
Accrued interest receivable	0	1,133	0
Other assets	0	26,529	163
Core deposit intangibles	0	2,570	0
Other intangibles	288	9,994	578
Deposits	0	(699,241)	0
Other liabilities	0	(1,333)	0
Total identifiable assets (liabilities), net	288	68,787	741
Goodwill	$287	$89,681	$183

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

The following is a summary of the loans acquired from Oneida at the date of acquisition:

(000's omitted)	Acquired Impaired Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$5,138	$484,937	$490,075
Contractual cash flows not expected to be collected	(1,977)	(4,833)	(6,810)
Expected cash flows at acquisition	3,161	480,104	483,265
Interest component of expected cash flows	(341)	(83,502)	(83,843)
Fair value of acquired loans	$2,820	$396,602	$399,422

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates' expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the EBS-RMSCO, Oneida and WJL acquisitions are being amortized using an accelerated method over their estimated useful life of approximately eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking and All Other segments for the Oneida acquisition, the Employee Benefit Services segment for the EBS-RMSCO acquisition, and to the All Other segment for WJL.  The goodwill arising from the EBS-RMSCO and WJL deals is deductible for tax purposes.  Goodwill arising from the Oneida acquisition is not deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $1.7 million, $7.0 million and $0.1 million during 2016, 2015 and 2014, respectively, and have been separately stated in the Consolidated Statements of Income.

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

	Actual since Acquisition Through	Pro Forma (Unaudited) Year Ended December 31,
(000's omitted)	December 31, 2015	2015	2014
Total revenue, net of interest expense	$3,667	$426,541	$416,713
Net income (loss)	(3,905)	96,894	85,665

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2016				2015
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,876,358	$28,522	$2,118	$1,902,762	$1,866,819	$35,186	$2,027	$1,899,978
Obligations of state and political subdivisions	582,655	13,389	1,054	594,990	640,455	26,487	59	666,883
Government agency mortgage-backed securities	232,657	5,040	2,467	235,230	205,220	6,906	1,261	210,865
Corporate debt securities	5,716	2	31	5,687	16,672	66	58	16,680
Government agency collateralized mortgage obligations	9,225	310	0	9,535	12,862	446	0	13,308
Marketable equity securities	252	200	0	452	250	163	14	399
Total available-for-sale portfolio	$2,706,863	$47,463	$5,670	$2,748,656	$2,742,278	$69,254	$3,419	$2,808,113

Other Securities:
Federal Home Loan Bank common stock	$12,191			$12,191	$19,317			$19,317
Federal Reserve Bank common stock	19,781			19,781	16,050			16,050
Other equity securities	3,764			3,764	4,460			4,460
Total other securities	$35,736			$35,736	$39,827			$39,827

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$449,242	$2,118	0	$0	$0	13	$449,242	$2,118
Obligations of state and political subdivisions	197	102,106	1,054	0	0	0	197	102,106	1,054
Government agency mortgage-backed securities	57	83,862	1,637	15	21,788	830	72	105,650	2,467
Corporate debt securities	1	2,677	31	0	0	0	1	2,677	31
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	268	$637,887	$4,840	17	$21,790	$830	285	$659,677	$5,670
As of December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	9	$353,844	$2,027	0	$0	$0	9	$353,844	$2,027
Obligations of state and political subdivisions	18	8,804	34	2	735	25	20	9,539	59
Government agency mortgage-backed securities	17	24,178	161	19	30,103	1,100	36	54,281	1,261
Corporate debt securities	1	3,024	0	1	2,710	58	2	5,734	58
Government agency collateralized mortgage obligations	0	0	0	2	3	0	2	3	0
Marketable equity securities	1	87	14	0	0	0	1	87	14
Total available-for-sale investment portfolio	46	$389,937	$2,236	24	$33,551	$1,183	70	$423,488	$3,419

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac which are currently rated AAA by Moody's Investor Services, AA+ by Standard & Poor's and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2016 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$37,994	$38,212
Due after one through five years	923,434	939,357
Due after five years through ten years	1,302,156	1,319,913
Due after ten years	201,145	205,957
Subtotal	2,464,729	2,503,439
Government agency mortgage-backed securities	232,657	235,230
Government agency collateralized mortgage obligations	9,225	9,535
Total	$2,706,611	$2,748,204

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2016	2015	2014
Gross gains on sales of investment securities	$0	$3	$0
Gross losses on sales of investment securities	0	7	0

Investment securities with a carrying value of $1.865 billion and $1.750 billion at December 31, 2016 and 2015, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes at December 31 are summarized as follows:

(000's omitted)	2016	2015
Consumer mortgage	$1,819,701	$1,769,754
Business lending	1,490,076	1,497,271
Consumer indirect	1,044,972	935,760
Consumer direct	191,815	195,076
Home equity	401,998	403,514
Gross loans, including deferred origination costs	4,948,562	4,801,375
Allowance for loan losses	(47,233)	(45,401)
Loans, net of allowance for loan losses	$4,901,329	$4,755,974

The Company had approximately $22.8 million and $20.0 million of net deferred loan origination costs included in gross loans as of December 31, 2016 and 2015, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2016 and 2015.

(000's omitted)	2016	2015
Balance at beginning of year	$11,337	$8,928
New loans	4,959	5,138
Payments	(5,346)	(2,729)
Balance at end of year	$10,950	$11,337

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2016	2015
Credit impaired acquired loans:
Outstanding principal balance	$6,354	$8,339
Carrying amount	5,553	7,299

Non-impaired acquired loans:
Outstanding principal balance	497,308	620,942
Carrying amount	489,807	610,355

Total acquired loans:
Outstanding principal balance	503,662	629,281
Carrying amount	495,360	617,654

The outstanding balance related to credit impaired acquired loans was $6.6 million and $8.5 million at December 31, 2016 and 2015, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2016	2015
Balance at beginning of year	$810	$705
Oneida acquisition	0	341
Accretion recognized	(455)	(552)
Net reclassification to accretable from nonaccretable	143	316
Balance at end of year	$498	$810

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company's past due loans by class as of December 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000's omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$11,379	$1,180	$11,352	$23,911	$1,635,849	$1,659,760
Business lending	3,921	145	3,811	7,877	1,269,789	1,277,666
Consumer indirect	13,883	166	0	14,049	1,000,776	1,014,825
Consumer direct	1,549	58	0	1,607	180,315	181,922
Home equity	1,250	414	1,437	3,101	315,928	319,029
Total	$31,982	$1,963	$16,600	$50,545	$4,402,657	$4,453,202

Acquired Loans (includes loans acquired after January 1, 2009)

(000's omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,539	$205	$2,332	$4,076	$0	$155,865	$159,941
Business lending	528	0	1,252	1,780	5,553	205,077	212,410
Consumer indirect	231	3	0	234	0	29,913	30,147
Consumer direct	231	0	0	231	0	9,662	9,893
Home equity	778	905	435	2,118	0	80,851	82,969
Total	$3,307	$1,113	$4,019	$8,439	$5,553	$481,368	$495,360

(1) Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company's past due loans by class as of December 31, 2015:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000's omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$10,482	$1,411	$11,394	$23,287	$1,558,171	$1,581,458
Business lending	4,442	126	5,381	9,949	1,223,679	1,233,628
Consumer indirect	11,575	102	0	11,677	878,662	890,339
Consumer direct	1,414	51	1	1,466	176,585	178,051
Home equity	1,093	111	2,029	3,233	297,012	300,245
Total	$29,006	$1,801	$18,805	$49,612	$4,134,109	$4,183,721

Acquired Loans (includes loans acquired after January 1, 2009)

(000's omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,373	$394	$1,396	$3,163	$0	$185,133	$188,296
Business lending	535	0	1,186	1,721	7,299	254,623	263,643
Consumer indirect	245	0	0	245	0	45,176	45,421
Consumer direct	140	0	14	154	0	16,871	17,025
Home equity	636	0	327	963	0	102,306	103,269
Total	$2,929	$394	$2,923	$6,246	$7,299	$604,109	$617,654

(1) Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company's primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as "pass", "special mention", or "classified".  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  In general, the following are the definitions of the Company's credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2016			December 31, 2015
(000's omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,051,005	$162,165	$1,213,170	$1,048,364	$219,374	$1,267,738
Special mention	135,602	29,690	165,292	124,768	20,007	144,775
Classified	90,585	15,002	105,587	60,181	16,963	77,144
Doubtful	474	0	474	315	0	315
Acquired impaired	0	5,553	5,553	0	7,299	7,299
Total	$1,277,666	$212,410	$1,490,076	$1,233,628	$263,643	$1,497,271

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2016:
Legacy loans (excludes loans acquired after January 1, 2009)
(000's omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,647,228	$1,014,659	$181,864	$317,178	$3,160,929
Nonperforming	12,532	166	58	1,851	14,607
Total	$1,659,760	$1,014,825	$181,922	$319,029	$3,175,536

 Acquired loans (includes loans acquired after January 1, 2009)
(000's omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$157,404	$30,144	$9,893	$81,629	$279,070
Nonperforming	2,537	3	0	1,340	3,880
Total	$159,941	$30,147	$9,893	$82,969	$282,950

The following table details the balances in all other loan categories at December 31, 2015:

Legacy loans (excludes loans acquired after January 1, 2009)
(000's omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,568,653	$890,237	$177,999	$298,105	$2,934,994
Nonperforming	12,805	102	52	2,140	15,099
Total	$1,581,458	$890,339	$178,051	$300,245	$2,950,093

Acquired loans (includes loans acquired after January 1, 2009)
(000's omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$186,506	$45,421	$17,011	$102,942	$351,880
Nonperforming	1,790	0	14	327	2,131
Total	$188,296	$45,421	$17,025	$103,269	$354,011

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2016 and 2015 is as follows:

(000's omitted)	2016	2015
Loans with allowance allocation	$1,109	$0
Loans without allowance allocation	556	2,376
Carrying balance	1,665	2,376
Contractual balance	3,340	3,419
Specifically allocated allowance	477	0
Average impaired loans	4,683	2,922
Interest income recognized	0	0

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2016, 2015 and 2014 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2016 and December 31, 2015 is as follows
	December 31, 2016						December 31, 2015
(000's omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	36	$1,520	45	$1,956	81	$3,476	37	$1,472	54	$2,486	91	$3,958
Business lending	6	91	5	690	11	781	8	217	6	737	14	954
Consumer indirect	0	0	78	771	78	771	0	0	77	691	77	691
Consumer direct	0	0	23	65	23	65	0	0	32	37	32	37
Home equity	14	221	7	216	21	437	10	203	14	301	24	504
Total	56	$1,832	158	$3,698	214	$5,530	55	$1,892	183	$4,252	238	$6,144

The following table presents information related to loans modified in a TDR during the years ended December 31, 2016 and 2015.  Of the loans noted in the table below, all loans for the years ended December 31, 2016 and December 31, 2015, were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	December 31, 2016		December 31, 2015
(000's omitted)	#	Amount	#	Amount
Consumer mortgage	9	$597	21	$1,374
Business lending	0	0	3	67
Consumer indirect	33	459	35	349
Consumer direct	3	51	6	11
Home equity	3	50	6	63
Total	48	$1,157	71	$1,864

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

(000's omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Balance at December 31, 2014	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(1,374)	(2,146)	(6,714)	(1,490)	(244)	0	(103)	(12,071)
Recoveries	80	877	3,943	722	62	0	0	5,684
Provision	1,206	1,231	3,649	682	147	(566)	98	6,447
Balance at December 31, 2015	10,198	15,749	12,422	2,997	2,666	1,201	168	45,401
Charge-offs	(647)	(1,872)	(7,643)	(1,706)	(218)	0	(97)	(12,183)
Recoveries	115	616	4,168	901	139	0	0	5,939
Provision	428	2,727	4,835	787	(188)	(550)	37	8,076
Balance at December 31, 2016	$10,094	$17,220	$13,782	$2,979	$2,399	$651	$108	$47,233

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2016	2015
Land and land improvements	$22,585	$22,191
Bank premises	116,663	112,011
Equipment and construction in progress	80,527	80,684
Premises and equipment, gross	219,775	214,886
Accumulated depreciation	(107,457)	(100,452)
Premises and equipment, net	$112,318	$114,434

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2016			December 31, 2015
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$39,688	$(32,581)	$7,107	$39,688	$(29,899)	$9,789
Other intangibles	17,853	(9,258)	8,595	17,565	(6,460)	11,105
Total amortizing intangibles	$57,541	$(41,839)	$15,702	$57,253	$(36,359)	$20,894

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2017	$4,413
2018	3,566
2019	2,782
2020	2,119
2021	1,531
Thereafter	1,291
Total	$15,702

Shown below are the components of the Company's goodwill at December 31, 2016 and 2015:

(000's omitted)	Year Ended December 31, 2014	Activity	Year Ended December 31, 2015	Activity	Year Ended December 31, 2016
Goodwill	$379,998	$88,078	$468,076	$1,890	$469,966
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$375,174	$88,078	$463,252	$1,890	$465,142

During the first quarter of 2016, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  There were no events between the date of the valuation and year end that warranted additional analysis.

Mortgage Servicing Rights
Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold.  Generally, the Company's residential mortgage loans sold to third parties are sold on a non-recourse basis.  Upon sale, a mortgage servicing right ("MSR") is established, which represents the current fair value of future net cash flows expected to be realized for performing the servicing activities.  The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are recorded in other assets at the lower of the initial capitalized amount, net of accumulated amortization or fair value.  Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition.

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000's omitted)	2016	2015
Carrying value before valuation allowance at beginning of period	$1,472	$1,089
Additions	481	403
Oneida acquisition	0	389
Amortization	(518)	(409)
Carrying value before valuation allowance at end of period	1,435	1,472
Valuation allowance balance at beginning of period	0	0
Impairment charges	(226)	(133)
Impairment recoveries	226	133
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,435	$1,472
Fair value of MSRs at end of period	$1,928	$1,962
Principal balance of loans sold during the year	$45,852	$35,491
Principal balance of loans serviced for others	$365,374	$377,909
Custodial escrow balances maintained in connection with loans serviced for others	$5,603	$5,700

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2016	2015
Weighted-average contractual life (in years)	20.8	19.9
Weighted-average constant prepayment rate (CPR)	15.1%	14.9%
Weighted-average discount rate	3.5%	3.3%

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2016	2015
Noninterest checking	$1,646,039	$1,499,616
Interest checking	1,644,029	1,575,379
Savings	1,303,851	1,255,027
Money market	1,778,907	1,738,904
Time	703,128	804,548
Total deposits	$7,075,954	$6,873,474

The approximate maturities of time deposits at December 31, 2016 are as follows:

(000's omitted)	All Accounts	Accounts $250,000 or Greater
2017	$492,000	$42,142
2018	103,698	1,713
2019	48,096	2,337
2020	32,774	2,717
2021	26,208	2,315
Thereafter	352	0
Total	$703,128	$51,224

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2016	2015
FHLB overnight advance	$146,200	$301,300
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $357 and $381, respectively	102,170	102,146
Total borrowings	$248,370	$403,446

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2016 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2016
January 3, 2017	$146,200	0.74%
July 31, 2031	24,850	4.47%
December 15, 2036	77,320	2.61%
Total	$248,370	1.70%

The weighted-average interest rate on borrowings for the years ended December 31, 2016 and 2015 was 1.46% and 0.82%, respectively.

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

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.47%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.61%)	12/15/2036	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2016	2015	2014
Current:
Federal	$32,829	$27,663	$30,006
State and other	4,890	2,608	870
Deferred:
Federal	11,444	9,604	6,867
State and other	1,622	1,112	594
Provision for income taxes	$50,785	$40,987	$38,337

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2016	2015
Allowance for loan losses	$18,366	$17,791
Employee benefits	6,311	6,633
Debt extinguishment	299	613
Other, net	5,202	9,704
Deferred tax asset	30,178	34,741

Investment securities	32,839	38,314
Tax-deductible goodwill	43,504	39,724
Loan origination costs	8,228	7,295
Depreciation	71	886
Mortgage servicing rights	548	565
Pension	18,194	14,807
Deferred tax liability	103,384	101,591
Net deferred tax liability	$(73,206)	$(66,850)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(4.0)	(5.0)	(5.4)
State income taxes, net of federal benefit	2.7	1.8	0.7
Other	(0.9)	(0.8)	(0.7)
Effective income tax rate	32.8%	31.0%	29.6%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:
(000's omitted)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$127	$162	$138
Changes related to:
Positions taken during the current year	0	0	24
Lapse of statutes of limitations	(35)	(35)	0
Unrecognized tax benefits at end of year	$92	$127	$162

As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the Company's effective tax rate if recognized is $0.1 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company's federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company's federal or state tax returns could have a material impact on the Company's results of operations.  The Company's federal income tax returns for years after 2012 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2012 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency ("OCC") for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2016, the Bank had approximately $57.6 million in undivided profits legally available for the payment of dividends.

In addition, the Board of Governors of the Federal Reserve System ("FRB") and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends.  The FRB has indicated that banking organizations should generally pay dividends only out of current operating earnings.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at the beginning of year	$127,134	$127,513	$1,918	$2,256
Service cost	4,106	3,324	0	0
Interest cost	5,624	5,506	82	87
Plan amendment / acquisition	22	2,395	0	0
Participant contributions	0	0	516	509
Deferred actuarial (gain)/loss	(1,628)	(2,091)	174	(45)
Benefits paid	(8,174)	(9,513)	(884)	(889)
Benefit obligation at end of year	127,084	127,134	1,806	1,918
Change in plan assets:
Fair value of plan assets at beginning of year	172,026	177,865	0	0
Actual return of plan assets	14,402	1,125	0	0
Participant contributions	0	0	516	509
Employer contributions	2,146	616	368	380
Plan acquisition	0	1,933	0	0
Benefits paid	(8,174)	(9,513)	(884)	(889)
Fair value of plan assets at end of year	180,400	172,026	0	0
Over/(Under) funded status at year end	$53,316	$44,892	$(1,806)	$(1,918)

Amounts recognized in the consolidated statement of condition were:
Other assets	$64,709	$56,361	$0	$0
Other liabilities	(11,393)	(11,469)	(1,806)	(1,918)
Amounts recognized in accumulated other comprehensive income (loss) ("AOCI") were:
Net loss	$28,323	$34,016	$183	$4
Net prior service cost (credit)	2,264	2,307	(1,801)	(1,980)
Pre-tax AOCI	30,587	36,323	(1,618)	(1,976)
Taxes	(11,622)	(13,815)	614	751
AOCI at year end	$18,965	$22,508	$(1,004)	$(1,225)

The benefit obligation for the defined benefit pension plan was $115.7 million as of December 31, 2016 and 2015, and the fair value of plan assets as of December 31, 2016 and 2015 was $180.4 million and $172.0 million, respectively.  Effective December 31, 2015, the State Bank of Chittenango pension plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $11.3 million for 2016 and $11.4 million for 2015, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2016 and $0.1 million for 2015, respectively.  The plan was frozen effective December 31, 2009.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2016	2015	2016	2015
Prior service (credit)/cost	$(26)	$(5)	$110	$110
Net (gain) loss	(3,517)	4,482	111	(20)
Total	$(3,543)	$4,477	$221	$90

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

(000's omitted)	Pension Benefits	Post-retirement Benefits
Prior service cost/(credit)	$55	$(179)
Net loss	1,010	6
Total	$1,065	$(173)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Discount rate	4.50%	4.70%	4.40%	4.70%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:
	Pension Benefits			Post-retirement Benefits
(000's omitted)	2016	2015	2014	2016	2015	2014
Service cost	$4,106	$3,324	$3,530	$0	$0	$0
Interest cost	5,624	5,506	5,271	82	87	102
Expected return on plan assets	(11,842)	(12,169)	(11,922)	0	0	0
Plan amendment	20	0	0	0	0	0
Amortization of unrecognized net loss/(gain)	1,508	1,466	(307)	(5)	(13)	(7)
Amortization of prior service cost	43	8	5	(179)	(179)	(179)
Net periodic (benefit)	$(541)	$(1,865)	$(3,423)	$(102)	$(105)	$(84)

Prior service costs in which all or almost all of the plan's participants are fully eligible for benefits under the plan are amortized on a straight-line basis over the expected future working years of all active plan participants.  Unrecognized gains or losses are amortized using the "corridor approach", which is the minimum amortization required. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the expected future working years of all active plan participants.

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:
	Pension Benefits			Post-retirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.70%	4.50%	5.00%	4.70%	4.50%	4.80%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000's omitted)	Pension Benefits	Post-retirement Benefits
2017	$7,225	$145
2018	7,320	143
2019	7,504	141
2020	7,752	138
2021	7,914	136
2022-2026	41,823	636

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company's obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company's anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2016 to the RP-2014 Mortality Table for annuitants and non-annuitants, adjusted backward to 2006 with Scale MP-2014, and then adjusted for mortality improvements with the Scale MP-2016 mortality improvement scale on a generational basis.  The appropriateness of the assumptions is reviewed annually.

Plan Assets
The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations.  At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds.  The Company's perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking.   Asset allocation favors equities, with a target allocation of approximately 60% equity securities and 40% fixed income securities and money market funds.  Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.  Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company's defined benefit pension plan assets at December 31, 2016 by asset category are as follows:

Asset category (000's omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$103	$8,048	$0	$8,151
Equity securities:
U.S. large-cap	43,235	0	0	43,235
U.S mid/small cap	19,032	0	0	19,032
CBSI stock	7,417	0	0	7,417
International	27,064	0	0	27,064
	96,748	0	0	96,748

Fixed income securities:
Government securities	25,375	5,863	0	31,238
Investment grade bonds	15,253	0	0	15,253
High yield(a)	16,615	0	0	16,615
	57,243	5,863	0	63,106

Other investments (b)	12,023	58	0	12,081

Total (c)	$166,117	$13,969	$0	$180,086

The fair values of the Company's defined benefit pension plan assets at December 31, 2015 by asset category are as follows:

Asset category (000's omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$2,240	$5,750	$0	$7,990
Equity securities:
U.S. large-cap	34,985	0	0	34,985
U.S mid/small cap	12,354	0	0	12,354
CBSI stock	8,393	0	0	8,393
International	28,136	0	0	28,136
	83,868	0	0	83,868

Fixed income securities:
Government securities	31,397	6,488	0	37,885
Investment grade bonds	14,517	0	0	14,517
High yield(a)	17,365	0	0	17,365
	63,279	6,488	0	69,767

Other investments (b)	9,937	63	0	10,000

Total (c)	$159,324	$12,301	$0	$171,625

(a) This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b) This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c) Excludes dividends and interest receivable totaling $0.3 million and $0.4 million at December 31, 2016 and 2015, respectively.

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

•	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
•
Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a $1.53 million contribution to the State Bank of Chittenango pension plan in 2016.  The Company made a $2.9 million contribution to its defined benefit pension plan in 2017.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank ("TLNB"), acquired in 2007, participated in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively. All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2015, the Pentegra DB Plan had total assets of $3.3 billion, actuarial present value of accumulated benefits of $3.3 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2016, 2015 and 2014 were approximately $0.05 million, $0.03 million, and $0.06 million, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2016 was 7.50% for the pre-65 participants and 5.80% for the post-65 participants for medical costs and 10.5% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 3.89% and 2075, respectively.

Assumed health care cost trend rates impact the amounts reported for the health care plan.  A one-percentage-point increase or decrease in the trend rate would increase the service and interest cost components by nominal amounts.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2016, 2015 and 2014 was $4.3 million, $3.6 million, and $3.4 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2016, 2015, and 2014 was $0.7 million, $1.1 million, and $0.9 million, respectively.

The Company acquired the Oneida Savings Bank 401(k) Savings Plan and the Oneida Savings Bank Employee Stock Ownership Plan with the Oneida acquisition.  Effective January 26, 2016, the Oneida Savings Bank 401(k) Savings Plan was merged into and became part of the Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, and effective March 16, 2016, the Oneida Savings Bank Employee Stock Ownership plan was merged into and became part of the Community Bank System, Inc. 401(k) Employee Stock Ownership Plan.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2016 and 2015, the Company has recorded a liability of $3.2 million and $3.6 million, respectively.  The expense recognized under these plans for the years ended December 31, 2016, 2015, and 2014 was approximately $0.03 million, $0.1 million, and $0.3 million, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director's fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in their account.  As of December 31, 2016 and 2015, there were 154,013 and 151,672 shares credited to the participants' accounts, for which a liability of $4.0 million and $3.8 million was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2016, 2015 and 2014, was $0.2 million, $0.2 million, and $0.2 million, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011 and May 14, 2014 to authorize an additional 900,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.    As of December 31, 2016, the Company has authorization to grant up to approximately 0.9 million additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director's Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:
	Stock Options
	Outstanding	Weighted-average Exercise Price of Shares
Outstanding at December 31, 2014	2,151,776	$25.92
Granted	293,242	35.36
Exercised	(469,730)	22.42
Forfeited	(5,987)	30.21
Outstanding at December 31, 2015	1,969,301	28.15
Granted	330,383	38.02
Exercised	(525,298)	25.12
Forfeited	(18,394)	34.47
Outstanding at December 31, 2016	1,755,992	30.85
Exercisable at December 31, 2016	959,638	$26.94

The following table summarizes the information about stock options outstanding under the Company's stock option plan at December 31, 2016:
	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted-average Exercise Price
$0.00 – $18.00	44,436	$17.70	2.22	44,436	$17.70
$18.001 – $23.00	267,307	19.06	1.97	267,307	19.06
$23.001 – $28.00	159,662	26.28	5.54	159,536	26.28
$28.001 – $29.00	203,365	28.78	5.22	153,369	28.78
$29.001 – $30.00	254,826	29.79	6.21	144,226	29.79
$30.001 – $40.00	826,396	37.08	8.31	190,764	37.06
TOTAL	1,755,992	$30.85	6.28	959,638	$26.94

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2016 is 6.28 years and 4.89 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2016 is $54.3 million and $33.4 million, respectively.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.2 million, $1.8 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  A related income tax benefit was recognized of $0.8 million, $0.7 million and $0.9 million for the 2016, 2015 and 2014 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2016, 2015 and 2014 was approximately $2.4 million, $2.2 million and $2.0 million, respectively.

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

	2016	2015	2014
Weighted-average Fair Value of Options Granted	$7.90	$7.48	$8.38
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	3.43%	3.40%	3.70%
Share price volatility	30.00%	30.34%	30.71%
Weighted-average risk-free interest rate	1.72%	1.73%	2.69%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $4.4 million at December 31, 2016.  The weighted-average period over which this unrecognized expense would be recognized is 3.2 years.  The total fair value of stock options vested during 2016, 2015, and 2014 were $2.1 million, $1.9 million and $1.9 million, respectively.

During the 12 months ended December 31, 2016 and 2015, proceeds from stock option exercises totaled $12.0 million and $10.4 million, respectively, and the related tax benefits from exercise were approximately $2.7 million and $2.1 million, respectively.   During the twelve months ended December 31, 2016 and 2015, approximately 0.4 million shares were issued in connection with stock option exercises each year.  The total intrinsic value of options exercised during 2016, 2015 and 2014 were $10.3 million, $7.6 million and $5.7 million, respectively.

A summary of the status of the Company's unvested restricted stock awards as of December 31, 2016, and changes during the twelve months ended December 31, 2016 and 2015, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2014	245,721	$26.13
Awards	60,519	35.39
Forfeitures	(874)	32.43
Vestings	(59,055)	28.35
Unvested at December 31, 2015	246,311	27.85
Awards	148,240	27.04
Forfeitures	(42,394)	17.49
Vestings	(98,327)	25.64
Unvested at December 31, 2016	253,830	$29.98

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $5.7 million at December 31, 2016, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 4.7 years.  The total fair value of restricted stock vested during 2016, 2015, and 2014 were $2.5 million, $1.7 million and $1.6 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2016.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.3 million, 0.3 million and 0.2 million weighted-average anti-dilutive stock options outstanding at December 31, 2016, 2015 and 2014, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

(000's omitted, except per share data)	2016	2015	2014
Net income	$103,812	$91,230	$91,353
Income attributable to unvested stock-based compensation awards	(550)	(453)	(456)
Income available to common shareholders	$103,262	$90,777	$90,897

Weighted-average common shares outstanding - basic	44,091	40,996	40,548

Basic earnings per share	$2.34	$2.21	$2.24

Net income	$103,812	$91,230	$91,353
Income attributable to unvested stock-based compensation awards	(550)	(453)	(456)
Income available to common shareholders	$103,262	$90,777	$90,897

Weighted-average common shares outstanding	44,091	40,996	40,548
Assumed exercise of stock options	394	405	481
Weighted-average common shares outstanding – diluted	44,485	41,401	41,029

Diluted earnings per share	$2.32	$2.19	$2.22
Cash dividends declared per share	$1.26	$1.22	$1.16

Stock Repurchase Program
At its December 2015 meeting, the Board approved a stock repurchase program authorizing the repurchase of up to 2.2 million shares of the Company's common stock, in accordance with securities laws and regulations, through December 31, 2016.  At its December 2016 meeting, the Board approved a similar program for 2017, authorizing the repurchase of up to 2.2 million shares of the Company's common stock through December 31, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.  There were no stock repurchases pursuant to the announced plan in 2016.  During 2015 and 2014, the Company repurchased approximately 0.3 million and 0.1 million, respectively, shares of its common stock in open market transactions.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000's omitted)	2016	2015
Commitments to extend credit	$773,442	$811,442
Standby letters of credit	22,656	19,053
Total	$796,098	$830,495

The Company has unused lines of credit of $25.0 million at December 31, 2016.  The Company has unused borrowing capacity of approximately $1.2 billion through collateralized transactions with the FHLB and $26.0 million through collateralized transactions with the Federal Reserve.

The Company is required to maintain a reserve balance, as established by the Federal Reserve.  The required average total reserve for the 14-day maintenance period of December 22, 2016 through January 4, 2017 was $82.8 million, with $64.9 million represented by cash on hand and the remaining $17.9 million was required to be on deposit with the Federal Reserve.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE O:  LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $5.8 million, $5.4 million and $5.3 million in 2016, 2015 and 2014, respectively.  The future minimum rental commitments as of December 31, 2016 for all non-cancelable operating leases are as follows:

2017	$6,078
2018	5,574
2019	5,040
2020	3,857
2021	3,098
Thereafter	7,297
Total	$30,944

NOTE P:  REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of December 31, 2016, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, the Company and the Bank are required to maintain a "capital conservation buffer," composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios.  The required capital conservation buffer for 2016 is 0.625%.  Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2016, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 5.125%, (ii) Tier 1 capital to total risk-weighted assets of at least 6.625%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 8.625%. As of December 31, 2016 and 2015, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach.  As of December 31, 2016, the most recent notification from the OCC categorized the Company and Bank as "well capitalized" under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000's omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2016
Tier 1 Leverage ratio	$858,347	10.55%	$325,438	4.00%			$406,798	5.00%
Tier 1 risk-based capital	858,347	18.10%	284,583	6.00%	$314,228	6.625%	379,445	8.00%
Total risk-based capital	905,996	19.10%	379,445	8.00%	409,089	8.625%	474,306	10.00%
Common equity tier 1 capital	759,199	16.01%	213,438	4.50%	243,082	5.125%	308,299	6.50%
2015
Tier 1 Leverage ratio	$788,717	10.32%	$305,761	4.00%			$382,201	5.00%
Tier 1 risk-based capital	788,717	17.09%	276,886	6.00%			369,181	8.00%
Total risk-based capital	834,539	18.08%	369,181	8.00%			461,477	10.00%
Common equity tier 1 capital	689,528	14.94%	207,664	4.50%			299,960	6.50%

Community Bank, N.A.:
2016
Tier 1 Leverage ratio	$672,633	8.30%	$324,080	4.00%			$405,099	5.00%
Tier 1 risk-based capital	672,633	14.28%	282,662	6.00%	$312,106	6.625%	376,883	8.00%
Total risk-based capital	720,282	15.29%	376,883	8.00%	406,327	8.625%	471,104	10.00%
Common equity tier 1 capital	672,578	14.28%	211,997	4.50%	241,441	5.125%	306,217	6.50%
2015
Tier 1 Leverage ratio	$673,443	8.88%	$303,256	4.00%			$379,070	5.00%
Tier 1 risk-based capital	673,443	14.65%	275,739	6.00%			367,652	8.00%
Total risk-based capital	719,265	15.65%	367,652	8.00%			459,565	10.00%
Common equity tier 1 capital	673,326	14.65%	206,804	4.50%			298,717	6.50%

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 are as follows:

(000's omitted)	2016	2015
Assets:
Cash and cash equivalents	$151,127	$97,317
Investment securities	3,628	3,576
Investment in and advances to:
Bank subsidiary	1,116,554	1,117,419
Non-bank subsidiaries	35,566	30,643
Other assets	10,345	9,996
Total assets	$1,317,220	$1,258,951

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$16,950	$16,158
Borrowings	102,170	102,146
Shareholders' equity	1,198,100	1,140,647
Total liabilities and shareholders' equity	$1,317,220	$1,258,951

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2016	2015	2014
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$89,000	$70,000	$57,200
Non-bank subsidiaries	1,750	6,000	3,900
Interest and dividends on investments	102	94	88
Total revenues	90,852	76,094	61,188
Expenses:
Interest on borrowings	2,949	2,537	2,477
Acquisition expenses	429	0	0
Other expenses	11	19	37
Total expenses	3,389	2,556	2,514

Income before tax benefit and equity in undistributed net income of subsidiaries	87,463	73,538	58,674
Income tax benefit/(expense)	866	(572)	581
Income before equity in undistributed net income of subsidiaries	88,329	72,966	59,255
Equity in undistributed net income of subsidiaries	15,483	18,264	32,098
Net income	$103,812	$91,230	$91,353
Other comprehensive (loss)/income, net of tax:
Other comprehensive income/(loss) related to pension and other post retirement obligations	3,322	(4,567)	(9,571)
Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities	(14,714)	(6,918)	66,837
Other comprehensive (loss)/income	(11,392)	(11,485)	57,266
Comprehensive income	$92,420	$79,745	$148,619

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2016	2015	2014
Operating activities:
Net income	$103,812	$91,230	$91,353
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(15,483)	(18,264)	(32,098)
Net change in other assets and other liabilities	(215)	(27)	(479)
Net cash provided by operating activities	88,114	72,939	58,776
Investing activities:
Proceeds from sale of investment securities	0	0	3
Cash received for acquisitions, net of cash acquired of $0, $81,772, and $0, respectively	0	25,505	0
Capital contributions to subsidiaries	0	(80,231)	0
Net cash (used in) provided by investing activities	0	(54,726)	3
Financing activities:
Issuance of common stock	15,326	13,975	13,410
Purchase of treasury stock	(3,470)	(9,126)	(4,368)
Sale of treasury stock	8,888	16,571	1,531
Cash dividends paid	(55,048)	(49,273)	(46,178)
Net cash used in financing activities	(34,304)	(27,853)	(35,605)
Change in cash and cash equivalents	53,810	(9,640)	23,174
Cash and cash equivalents at beginning of year	97,317	106,957	83,783
Cash and cash equivalents at end of year	$151,127	$97,317	$106,957

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,909	$2,523	$2,473
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$14,268	$13,605	$12,254
Capital contributions to subsidiaries	0	76,461	0
Common stock issued for acquisition	0	102,202	0

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

	December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,902,762	$0	$0	$1,902,762
Obligations of state and political subdivisions	0	594,990	0	594,990
Government agency mortgage-backed securities	0	235,230	0	235,230
Corporate debt securities	0	5,687	0	5,687
Government agency collateralized mortgage obligations	0	9,535	0	9,535
Marketable equity securities	452	0	0	452
Total available-for-sale investment securities	1,903,214	845,442	0	2,748,656
Mortgage loans held for sale	0	2,416	0	2,416
Commitments to originate real estate loans for sale	0	0	54	54
Forward sales commitments	0	3	0	3
Total	$1,903,214	$847,861	$54	$2,751,129
	December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,899,978	$0	$0	$1,899,978
Obligations of state and political subdivisions	0	666,883	0	666,883
Government agency mortgage-backed securities	0	210,865	0	210,865
Corporate debt securities	0	16,680	0	16,680
Government agency collateralized mortgage obligations	0	13,308	0	13,308
Marketable equity securities	399	0	0	399
Total available-for-sale investment securities	1,900,377	907,736	0	2,808,113
Mortgage loans held for sale	0	932	0	932
Commitments to originate real estate loans for sale	0	0	117	117
Forward sales commitments	0	(37)	0	(37)
Total	$1,900,377	$908,631	$117	$2,809,125

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2016 is approximately $2.4 million.  The unrealized gain on mortgage loans held for sale of approximately $2,000 was recognized in other banking services in the Consolidated Statement of Income for the year ended December 31, 2016.

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

 The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	For the Year Ending December 31,
	2016	2015
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$117	$185
Total (losses)/gains included in earnings (1)	(1,234)	(808)
Commitments to originate real estate loans held for sale, net	1,171	740
Ending balance	$54	$117
(1) Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2016				December 31, 2015
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$633	$633	$0	$0	$1,765	$1,765
Other real estate owned	0	0	1,966	1,966	0	0	2,088	2,088
Total	$0	$0	$2,599	$2,599	$0	$0	$3,853	$3,853

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.  At December 31, 2016, there were two impaired loans recorded at the fair value of the underlying collateral.

Other real estate owned ("OREO") is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the customer and customer's business. Such discounts are significant, ranging from 9% to 97% at December 31, 2016, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.    In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2016 as the fair value of mortgage servicing rights of approximately $1.9 million exceeded the carrying value of approximately $1.4 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit's goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2016 or 2015.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2016 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$1,966	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 97.0% (29.6%)
Impaired loans	633	Fair value of collateral	Estimated cost of disposal/market adjustment	15.0% - 50.0% (36.5%)
Commitments to originate real estate loans for sale	54	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company's other financial instruments that are not accounted for at fair value at December 31, 2016 and 2015 are as follows:
	December 31, 2016		December 31, 2015
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$4,901,329	4,935,140	$4,755,974	$4,808,856
Financial liabilities:
Deposits	7,075,954	7,071,191	6,873,474	6,871,098
Borrowings	146,200	146,200	301,300	301,300
Subordinated debt held by unconsolidated subsidiary trusts	102,170	90,144	102,146	84,680

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at December 31, 2016.  The effect of the changes to these derivatives for the year then ended was also immaterial.

NOTE T:  VARIABLE INTEREST ENTITIES

The Company's wholly-owned subsidiaries, Community Statutory Trust III and Community Capital Trust IV, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company's consolidated financial statements.  See further information regarding Community Statutory Trust III and Community Capital Trust IV in Note H: Borrowings.

In connection with the Company's acquisition of Oneida, the Company acquired OPFC II which holds a 50% membership interest in 706 North Clinton, LLC ("706 North Clinton"), an entity formed for the purpose of acquiring and rehabilitating real property.  The real property held by 706 North Clinton is principally occupied by subsidiaries of the Company. The Company analyzed the operating agreement and capital structure of 706 North Clinton and determined that it was the primary beneficiary and therefore should consolidate 706 North Clinton in its financial statements.  This conclusion was based on the determination that the Company has a de facto agency relationship because of the financing arrangement between the other member of 706 North Clinton and the Bank which provides OPFC II with both the power to direct the activities of 706 North Clinton and the obligation to absorb any losses of 706 North Clinton.

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company's Consolidated Statements of Financial Condition at December 31 is as follows:

(000's omitted)	2016	2015
Cash and cash equivalents	$30	$42
Premises and equipment, net	6,429	6,592
Other assets	0	9
Total assets	$6,459	$6,643
Accrued interest and other liabilities / Total liabilities	$1	$5

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.23 million at December 31, 2016 is included in the Company's Consolidated Statement of Financial Condition.  The creditors of 706 North Clinton do not have a claim on the general assets of the Company.  The Company's maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.8 million as of December 31, 2016, including a $1.6 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the "chief operating decision maker" in deciding how to allocate resources and assess performance.  The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in northern, central, and western New York as well as northeast Pennsylvania.  Employee Benefit Services, which includes BPA, BPAS-APS (formerly Harbridge Consulting Group, LLC), BPAS Trust Company of Puerto Rico and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of; (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI, OWM, and The Carta Group, and asset management provided by Nottingham, and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
2016
Net interest income	$273,542	$162	$192	$0	$273,896
Provision for loan losses	8,076	0	0	0	8,076
Noninterest income	66,059	48,261	43,747	(2,442)	155,625
Amortization of intangible assets	2,682	420	2,377	0	5,479
Other operating expenses	191,268	37,337	35,206	(2,442)	261,369
Income before income taxes	$137,575	$10,666	$6,356	$0	$154,597
Assets	$8,598,057	$38,742	$71,428	$(41,790)	$8,666,437
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

2015
Net interest income	$248,167	$132	$121	$0	$248,420
Provision for loan losses	6,447	0	0	0	6,447
Noninterest income	57,704	46,784	20,967	(2,156)	123,299
Amortization of intangible assets	2,803	515	345	0	3,663
Other operating expenses	181,865	35,218	14,465	(2,156)	229,392
Income before income taxes	$114,756	$11,183	$6,278	$0	$132,217
Assets	$8,513,228	$35,011	$70,067	$(65,637)	$8,552,669
Goodwill	$439,052	$8,019	$16,181	$0	$463,252
2014
Net interest income	$244,243	$92	$93	$0	$244,428
Provision for loan losses	7,178	0	0	0	7,178
Noninterest income	58,565	43,701	18,634	(1,880)	119,020
Amortization of intangible assets	3,438	647	202	0	4,287
Other operating expenses	178,472	32,846	12,855	(1,880)	222,293
Income before income taxes	$113,720	$10,300	$5,670	$0	$129,690
Assets	$7,463,379	$31,513	$15,635	$(21,087)	$7,489,440
Goodwill	$364,495	$8,019	$2,660	$0	$375,174

NOTE V:  SUBSEQUENT EVENTS
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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. ("NRS") and its subsidiary Global Trust Company ("GTC") headquartered in Woburn, Massachusetts for approximately $148 million in Company stock and cash. NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, was chartered in the State of Maine in 2008, as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition will strengthen and complement the Company's existing employee benefit services businesses.  Upon the completion of the merger, NRS is a wholly-owned subsidiary of BPAS and will operate as Northeast Retirement Services, LLC, a Delaware limited liability company.  The initial accounting for the assets and liabilities assumed with this acquisition is incomplete as of the date of issuance of the financial statements due to the proximity of the acquisition date to the date of issuance.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The consolidated financial statements of the Company have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that was engaged to express an opinion as to the fairness of presentation of such financial statements.  PricewaterhouseCoopers LLP was also engaged to audit the effectiveness of the Company's internal control over financial reporting.  The report of PricewaterhouseCoopers LLP follows this report.

Community Bank System, Inc.

By:  /s/ Mark E. Tryniski
Mark E. Tryniski,
President, Chief Executive Officer and Director

By:  /s/ Scott  Kingsley
Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Community Bank System, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Buffalo, New York
March 1, 2017

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)
2016 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$70,246	$68,463	$68,306	$66,881	$273,896
Provision for loan losses	2,640	1,790	2,305	1,341	8,076
Net interest income after provision for loan losses	67,606	66,673	66,001	65,540	265,820
Noninterest income	38,620	39,952	38,772	38,281	155,625
Noninterest expenses	66,597	66,226	66,356	67,669	266,848
Income before income taxes	39,629	40,399	38,417	36,152	154,597
Income taxes	13,237	13,239	12,560	11,749	50,785
Net income	$26,392	$27,160	$25,857	$24,403	$103,812

Basic earnings per share	$0.59	$0.61	$0.58	$0.55	$2.34
Diluted earnings per share	$0.59	$0.61	$0.58	$0.55	$2.32

2015 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$64,989	$62,363	$61,228	$59,840	$248,420
Provision for loan losses	3,327	1,906	591	623	6,447
Net interest income after provision for loan losses	61,662	60,457	60,637	59,217	241,973
Noninterest income	33,148	31,386	29,719	29,046	123,299
Noninterest expenses	64,980	56,079	56,048	55,948	233,055
Income before income taxes	29,830	35,764	34,308	32,315	132,217
Income taxes	9,759	10,742	10,468	10,018	40,987
Net income	$20,071	$25,022	$23,840	$22,297	$91,230

Basic earnings per share	$0.48	$0.61	$0.58	$0.55	$2.21
Diluted earnings per share	$0.47	$0.60	$0.58	$0.54	$2.19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC's rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2016.

Management's Annual Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is included under the heading "Report on Internal Control Over Financial Reporting" at Item 8 of this Annual Report on Form 10-K.

Report of the Registered Public Accounting Firm
The report of the Company's registered public accounting firm is included under the heading "Report of the Independent Registered Public Accounting Firm" at Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2016 has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC on or about March 31, 2017 (the "Proxy Statement").  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's directors and executive officers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption "Audit Committee Report" and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The text of the code of ethics is posted on the Company's website at www.communitybankna.com, and is available free of charge in print to any person who requests it. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its website referenced above.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance" and "Transactions with Related Parties" in the Company's Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)    All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-	Consolidated Statements of Condition,
December 31, 2016 and 2015

-	Consolidated Statements of Income,
Years ended December 31, 2016, 2015, and 2014

-	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2016, 2015, and 2014

-	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2016, 2015, and 2014

-	Consolidated Statement of Cash Flows,
Years ended December 31, 2016, 2015, and 2014

-	Notes to Consolidated Financial Statements,
December 31, 2016

-	Report of Independent Registered Public Accounting Firm

-	Quarterly selected data,
Years ended December 31, 2016 and 2015 (unaudited)

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

2.2
Purchase and Assumption Agreement, dated as of January 19, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A.  Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 20, 2012 (Registration No. 001-13695).

2.3
Assignment, Purchase and Assumption Agreement, dated as of January 19, 2012, by and between Community Bank, N.A. and First Niagara Bank, N.A., as amended as restated as of July 19, 2012.   Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed on July 24, 2012 (Registration No. 001-13695).

2.4
Amendment No. 1 to Purchase and Assumption Agreement, dated as of September 6, 2012, by and among Community Bank, N.A. and First Niagara Bank, N.A. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 13, 2012 (Registration No. 001-13695).

2.5
Purchase and Assumption Agreement, dated as of July 23, 2013, by and between Community Bank, N.A. and Bank of America, N.A.  Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on July 26, 2013 (Registration No. 001-13695).

2.6
Agreement and Plan of Merger, dated as of February 24, 2015, by and between Community Bank System, Inc. and Oneida Financial Corp.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 25, 2015 (Registration No. 001-13695).

2.7
Agreement and Plan of Merger, dated as of October 22, 2016, by and between Community Bank System, Inc. and Merchants Bancshares, Inc.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 27, 2016 (Registration No. 001-13695).

2.8
Agreement and Plan of Merger, dated as of December 2, 2016, by and among Community Bank System, Inc., Northeast Retirement Services, Inc., Cohiba Merger Sub, LLC and Shareholder Representative Services LLC.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 8, 2016 (Registration No. 001-13695).

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

10.6
Employment Agreement, dated as of January1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.7
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.8
Employment Agreement, dated as of March 11, 2016, by and between Community Bank System, Inc., Community Bank N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

10.9
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.10
Employment Agreement, dated as of January1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.11
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.12
Employment Agreement, dated as of March 11, 2016, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

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

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2017.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ John Parente
Brian R. Ace, Director	John Parente, Director

/s/ Mark J. Bolus	/s/ Sally A. Steele
Mark J. Bolus, Director	Sally A. Steele, Director and Chair of the Board of Directors

/s/ Nicholas A. DiCerbo	/s/ John F. Whipple, Jr.
Nicholas A. DiCerbo, Director	John F. Whipple Jr., Director

/s/ Neil E. Fesette	/s/ Michael R. Kallet
Neil E. Fesette, Director	Michael R. Kallet, Director

/s/ James A. Gabriel	/s/ Eric E. Stickels
James A. Gabriel, Director	Eric E. Stickels, Director

/s/ Edward S. Mucenski
Edward S. Mucenski, Director