Form 10-Q
period 2017-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2017-05-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
45,983,193 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2017.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2017 and December 31, 2016_________________________________________________________________	3

	Consolidated Statements of Income
	Three months ended March 31, 2017 and 2016___________________________________________________________	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2017 and 2016___________________________________________________________	5

	Consolidated Statement of Changes in Shareholders' Equity
	Three months ended March 31, 2017__________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2017 and 2016___________________________________________________________	7

	Notes to the Consolidated Financial Statements
	March 31, 2017__________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations_________________________	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk________________________________________________	44

Item 4.	Controls and Procedures___________________________________________________________________________	45

Part II.	Other Information

Item 1.	Legal Proceedings________________________________________________________________________________	45

Item 1A.	Risk Factors____________________________________________________________________________________	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds________________________________________________	46

Item 3.	Defaults Upon Senior Securities_____________________________________________________________________	46

Item 4.	Mine Safety Disclosures___________________________________________________________________________	46

Item 5.	Other Information________________________________________________________________________________	46

Item 6.	Exhibits________________________________________________________________________________________	47

Part I.   Financial Information
Item 1.  Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$291,186	$173,857
Available-for-sale investment securities (cost of $2,695,204 and $2,706,863, respectively)	2,740,890	2,748,656
Other securities, at cost	47,828	35,736
Loans held for sale, at fair value	673	2,416

Loans	4,932,213	4,948,562
Allowance for loan losses	(47,096)	(47,233)
Net loans	4,885,117	4,901,329

Goodwill, net	542,986	465,142
Core deposit intangibles, net	6,553	7,107
Other intangibles, net	69,438	8,595
Intangible assets, net	618,977	480,844

Premises and equipment, net	111,154	112,318
Accrued interest and fees receivable	28,466	31,093
Other assets	189,569	180,188

Total assets	$8,913,860	$8,666,437

Liabilities:
Noninterest-bearing deposits	$1,642,158	$1,646,039
Interest-bearing deposits	5,694,719	5,429,915
Total deposits	7,336,877	7,075,954

Borrowings	0	146,200
Subordinated debt held by unconsolidated subsidiary trusts	102,177	102,170
Accrued interest and other liabilities	178,776	144,013
Total liabilities	7,617,830	7,468,337

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 46,430,517 and 44,950,352 shares issued, respectively	46,431	44,950
Additional paid-in capital	627,015	545,775
Retained earnings	626,258	614,692
Accumulated other comprehensive income	10,354	7,843
Treasury stock, at cost (474,635 and 512,937 shares, respectively)	(14,028)	(15,160)
Total shareholders' equity	1,296,030	1,198,100

Total liabilities and shareholders' equity	$8,913,860	$8,666,437

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Interest and fees on loans	$52,384	$51,650
Interest and dividends on taxable investments	13,566	13,596
Interest on nontaxable investments	4,008	4,510
Total interest income	69,958	69,756

Interest expense:
Interest on deposits	1,730	1,894
Interest on borrowings	149	287
Interest on subordinated debt held by unconsolidated subsidiary trusts	805	694
Total interest expense	2,684	2,875

Net interest income	67,274	66,881
Provision for loan losses	1,828	1,341
Net interest income after provision for loan losses	65,446	65,540

Noninterest revenues:
Deposit service fees	14,707	13,734
Other banking services	1,159	1,579
Employee benefit services	17,189	12,011
Insurance revenues	6,400	5,841
Wealth management services	4,861	5,116
Gain on investment securities	2	0
Total noninterest revenues	44,318	38,281

Noninterest expenses:
Salaries and employee benefits	41,400	39,138
Occupancy and equipment	8,196	7,663
Data processing and communications	8,521	8,412
Amortization of intangible assets	2,768	1,442
Legal and professional fees	2,414	2,516
Office supplies and postage	1,674	1,778
Business development and marketing	2,081	2,013
FDIC insurance premiums	753	1,101
Acquisition expenses	1,716	77
Other expenses	4,052	3,529
Total noninterest expenses	73,575	67,669

Income before income taxes	36,189	36,152
Income taxes	9,932	11,749
Net income	$26,257	$24,403

Basic earnings per share	$0.58	$0.55
Diluted earnings per share	$0.57	$0.55
Cash dividends declared per share	$0.32	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016

Pension and other post-retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$265	$375
Tax effect	(102)	(144)
Amortization of actuarial losses included in net periodic pension cost, net	163	231

Amortization of prior service cost included in net periodic pension cost, gross	(31)	(34)
Tax effect	12	13
Amortization of prior service cost included in net periodic pension cost, net	(19)	(21)

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	144	210

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	3,893	67,257
Tax effect	(1,526)	(25,415)
Net unrealized holding gains arising during period, net	2,367	41,842

Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	2,367	41,842

Other comprehensive income, net of tax	2,511	42,052
Net income	26,257	24,403
Comprehensive income	$28,768	$66,455

	As of
	March 31,	December 31,
	2017	2016
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(28,735)	$(28,969)
Tax effect	10,918	11,008
Net unrealized loss for pension and other post-retirement obligations	(17,817)	(17,961)

Unrealized gain on available-for-sale securities	45,686	41,793
Tax effect	(17,515)	(15,989)
Net unrealized gain on available-for-sale securities	28,171	25,804

Accumulated other comprehensive income	$10,354	$7,843

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2017
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2016	44,437,415	$44,950	$545,775	$614,692	$7,843	$(15,160)	$1,198,100

Net income				26,257			26,257

Other comprehensive income, net of tax					2,511		2,511

Cash dividends declared:
Common, $0.32 per share				(14,691)			(14,691)

Common stock issued under
employee stock plan	157,801	158	1,651				1,809

Stock-based compensation			1,410				1,410

Stock issued for acquisition	1,322,364	1,323	77,160				78,483

Treasury stock issued to benefit plan	38,302		1,019			1,132	2,151

Balance at March 31, 2017	45,955,882	$46,431	$627,015	$626,258	$10,354	$(14,028)	$1,296,030

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$26,257	$24,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,669	3,556
Amortization of intangible assets	2,768	1,442
Net accretion on securities, loans and borrowings	(406)	(911)
Stock-based compensation	1,410	1,219
Provision for loan losses	1,828	1,341
Amortization of mortgage servicing rights	126	131
Income from bank-owned life insurance policies	(368)	(355)
Net gain on sale of loans and other assets	(53)	(68)
Change in other assets and liabilities	7,430	(3,454)
Net cash provided by operating activities	42,661	27,304
Investing activities:
Proceeds from maturities of available-for-sale investment securities	33,479	18,894
Proceeds from maturities of other investment securities	8,709	12,297
Purchases of available-for-sale investment securities	(16,784)	(12,255)
Purchases of other securities	(505)	(4,612)
Net change in loans	12,197	(22,031)
Cash paid for acquisition, net of cash acquired of $11,063 and $0, respectively	(63,517)	(575)
Purchases of premises and equipment, net	(2,088)	(2,639)
Net cash used in investing activities	(28,509)	(10,921)
Financing activities:
Net change in deposits	260,923	245,588
Net change in borrowings	(146,200)	(267,600)
Issuance of common stock	1,809	932
Sales of treasury stock	2,151	5,022
Cash dividends paid	(14,186)	(13,605)
Withholding taxes paid on share-based compensation	(1,320)	(1,417)
Net cash provided by/(used in) financing activities	103,177	(31,080)
Change in cash and cash equivalents	117,329	(14,697)
Cash and cash equivalents at beginning of period	173,857	153,210
Cash and cash equivalents at end of period	$291,186	$138,513

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,707	$2,863
Cash paid for income taxes	9,044	7,065

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	14,773	13,610
Transfers from loans to other real estate	920	390

Acquisitions:
Common stock issued	78,483	0
Fair value of assets acquired, excluding acquired cash and intangibles	31,599	0
Fair value of liabilities assumed	30,500	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2017 is unaudited; however, in the opinion of Community Bank System, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles ("GAAP").  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Pending Acquisition – Merchants Bancshares, Inc.
On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank headquartered in South Burlington, Vermont, for approximately $335 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, Community Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $2.0 billion of assets, and deposits of $1.5 billion.  The Company and Merchants have received regulatory approvals from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency ("OCC") for the announced merger and the acquisition is expected to close on May 12, 2017, subject to the satisfaction of customary closing conditions.  The Company expects to incur certain one-time, transaction-related costs in 2017.

On March 1, 2017, the Company, through its subsidiary, OneGroup NY, Inc. ("OneGroup"), completed its acquisition of certain assets of Dryfoos Insurance Agency, Inc. ("Dryfoos"), an insurance agency headquartered in Hazleton, Pennsylvania.  The Company paid $3.3 million in cash to acquire the assets of Dryfoos, and recorded goodwill in the amount of $1.7 million and other intangible assets of $1.7 million in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. ("NRS") and its subsidiary Global Trust Company ("GTC"), headquartered in Woburn, Massachusetts, for approximately $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine in 2008 as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company's existing employee benefit services businesses.  Upon the completion of the merger, NRS is a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. ("BPAS") and will operate as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.4 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and approximately $76.2 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $5.1 million and expenses of $3.6 million from NRS were included in the consolidated income statement for the three months ended March 31, 2017.

On January 4, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of certain assets of Benefits Advisory Service, Inc. ("BAS"), a benefits consulting group headquartered in Forest Hills, New York.  The Company paid $1.2 million in cash to acquire BAS and recorded intangible assets of $1.2 million in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

The above referenced insurance-related acquisitions expanded the Company's geographical presence in New York and Pennsylvania, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2017				2016
(000s omitted)	BAS	NRS	Dryfoos	Total	WJL
Consideration paid :
Cash	$1,200	$70,073	$3,307	$74,580	$575
Community Bank System, Inc. common stock	0	78,483	0	78,483	0
Total net consideration paid	1,200	148,556	3,307	153,063	575
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	11,063	0	11,063	0
Investment securities	0	20,294	0	20,294	0
Premises and equipment	0	411	0	411	0
Accrued interest receivable	0	75	0	75	0
Other assets	0	10,819	0	10,819	0
Other intangibles	1,200	60,200	1,657	63,057	288
Other liabilities	0	(30,500)	0	(30,500)	0
Total identifiable assets, net	1,200	72,362	1,657	75,219	288
Goodwill	$0	$76,194	$1,650	$77,844	$287

The other intangibles related to the Dryfoos, BAS and WJL acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services for NRS, and All Other segments for Dryfoos, BAS, and WJL acquisitions.  Goodwill arising from the NRS acquisition is not deductible for tax purposes.  Goodwill arising from the Dryfoos, BAS and WJL acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $1.7 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the NRS acquisition had been completed as of January 1, 2016 for the three months ended March 31, 2016.  The pro forma information does not include amounts related to BAS and Dryfoos as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company's future results. Furthermore, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of NRS combined with the Company's consolidated statement of income with adjustments related to amortization of customer lists intangibles.

(000's omitted)	Pro Forma (Unaudited) Three Months Ended March 31, 2016
Total revenue, net of interest expense	$112,694
Net income	24,358

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 56 through 61 of the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 1, 2017.

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2017.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York ("Federal Reserve") and Federal Home Loan Bank of New York ("FHLB").

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

Recently Adopted Accounting Pronouncement
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for award forfeitures, and classification on the statement of cash flows.  The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017.  The new guidance requires entities to prospectively recognize all excess tax benefits and tax deficiencies related to share-based payment awards as income tax benefit or expense in the statement of income when the awards vest or are settled.  Previously, income tax benefits (or deficiencies) were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards' vesting periods.  In addition, excess tax benefits and deficiencies are to be classified as an operating activity in the statement of cash flows, rather than a financing activity as required under prior accounting guidance.  The new guidance also requires employee taxes paid when an employer withholds shares for withholding tax purposes to be classified as a financing activity in the statement of cash flows.  The Company has elected to apply the changes in presentation on the statement of cash flows for excess tax benefits and deficiencies and employee taxes paid when an employer withholds shares on a retrospective basis.  The Company has also elected to continue to incorporate estimated forfeitures in the accrual of compensation expense, and this election had no impact on the Company's consolidated financial statements.  For the three months ended March 31, 2017, the effect on net income from excess tax benefits was $2.2 million, or approximately $0.05 per diluted common share.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,878,982	$30,358	$1,106	$1,908,234	$1,876,358	$28,522	$2,118	$1,902,762
Obligations of state and political subdivisions	564,501	14,603	446	578,658	582,655	13,389	1,054	594,990
Government agency mortgage-backed securities	237,257	4,526	2,729	239,054	232,657	5,040	2,467	235,230
Corporate debt securities	5,697	0	16	5,681	5,716	2	31	5,687
Government agency collateralized mortgage obligations	8,516	293	0	8,809	9,225	310	0	9,535
Marketable equity securities	251	203	0	454	252	200	0	452
Total available-for-sale portfolio	$2,695,204	$49,983	$4,297	$2,740,890	$2,706,863	$47,463	$5,670	$2,748,656

Other Securities:
Federal Home Loan Bank common stock	$5,590			$5,590	$12,191			$12,191
Federal Reserve Bank common stock	19,781			19,781	19,781			19,781
Certificates of deposit	18,758			18,758	0			0
Other equity securities	3,699			3,699	3,764			3,764
Total other securities	$47,828			$47,828	$35,736			$35,736

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2017
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$258,008	$1,106	0	$0	$0	7	$258,008	$1,106
Obligations of state and political subdivisions	75	40,177	446	0	0	0	75	40,177	446
Government agency mortgage-backed securities	67	95,749	1,866	14	21,228	863	81	116,977	2,729
Corporate debt securities	1	2,677	16	0	0	0	1	2,677	16
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	150	$396,611	$3,434	16	$21,230	$863	166	$417,841	$4,297

As of December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$449,242	$2,118	0	$0	$0	13	$449,242	$2,118
Obligations of state and political subdivisions	197	102,106	1,054	0	0	0	197	102,106	1,054
Government agency mortgage-backed securities	57	83,862	1,637	15	21,788	830	72	105,650	2,467
Corporate debt securities	1	2,677	31	0	0	0	1	2,677	31
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	268	$637,887	$4,840	17	$21,790	$830	285	$659,677	$5,670

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by the Ginnie Mae, Fannie Mae, and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are currently rated AAA by Moody's Investor Services, AA+ by Standard & Poor's and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2017 represents OTTI.

The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$38,222	$38,447
Due after one through five years	1,199,564	1,221,056
Due after five years through ten years	1,041,199	1,058,066
Due after ten years	170,195	175,004
Subtotal	2,449,180	2,492,573
Government agency mortgage-backed securities	237,257	239,054
Government agency collateralized mortgage obligations	8,516	8,809
Total	$2,694,953	$2,740,436

NOTE E:  LOANS

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.

Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:
	March 31,	December 31,
(000's omitted)	2017	2016
Consumer mortgage	$1,830,800	$1,819,701
Business lending	1,468,465	1,490,076
Consumer indirect	1,055,112	1,044,972
Consumer direct	184,067	191,815
Home equity	393,769	401,998
Gross loans, including deferred origination costs	4,932,213	4,948,562
Allowance for loan losses	(47,096)	(47,233)
Loans, net of allowance for loan losses	$4,885,117	$4,901,329

The outstanding balance related to credit impaired acquired loans was $6.5 million and $6.6 million at March 31, 2017 and December 31, 2016, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)
Balance at December 31, 2016	$498
Accretion recognized, year-to-date	(72)
Net reclassification to accretable from non-accretable	100
Balance at March 31, 2017	$526

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company's past due loans, by class as of March 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Consumer mortgage	$7,717	$742	$10,999	$19,458	$1,657,788	$1,677,246
Business lending	2,776	569	2,970	6,315	1,266,627	1,272,942
Consumer indirect	8,941	123	0	9,064	1,019,069	1,028,133
Consumer direct	1,047	79	0	1,126	174,413	175,539
Home equity	967	194	1,299	2,460	312,915	315,375
Total	$21,448	$1,707	$15,268	$38,423	$4,430,812	$4,469,235

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000's omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Consumer mortgage	$907	$111	$2,574	$3,592	$0	$149,962	$153,554
Business lending	332	0	1,718	2,050	5,440	188,033	195,523
Consumer indirect	147	3	0	150	0	26,829	26,979
Consumer direct	100	0	0	100	0	8,428	8,528
Home equity	415	988	506	1,909	0	76,485	78,394
Total	$1,901	$1,102	$4,798	$7,801	$5,440	$449,737	$462,978

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2017			December 31, 2016
(000's omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,040,398	$147,347	$1,187,745	$1,051,005	$162,165	$1,213,170
Special mention	141,807	24,122	165,929	135,602	29,690	165,292
Classified	90,691	18,614	109,305	90,585	15,002	105,587
Doubtful	46	0	46	474	0	474
Acquired impaired	0	5,440	5,440	0	5,553	5,553
Total	$1,272,942	$195,523	$1,468,465	$1,277,666	$212,410	$1,490,076

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,665,505	$1,028,010	$175,460	$313,882	$3,182,857
Nonperforming	11,741	123	79	1,493	13,436
Total	$1,677,246	$1,028,133	$175,539	$315,375	$3,196,293

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$150,869	$26,976	$8,528	$76,900	$263,273
Nonperforming	2,685	3	0	1,494	4,182
Total	$153,554	$26,979	$8,528	$78,394	$267,455

The following table details the balances in all other loan categories at December 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,647,228	$1,014,659	$181,864	$317,178	$3,160,929
Nonperforming	12,532	166	58	1,851	14,607
Total	$1,659,760	$1,014,825	$181,922	$319,029	$3,175,536

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000's omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$157,404	$30,144	$9,893	$81,629	$279,070
Nonperforming	2,537	3	0	1,340	3,880
Total	$159,941	$30,147	$9,893	$82,969	$282,950

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of March 31, 2017 and December 31, 2016 follows:

	March 31,	December 31,
(000's omitted)	2017	2016
Loans with allowance allocation	$580	$1,109
Loans without allowance allocation	0	556
Carrying balance	580	1,665
Contractual balance	2,229	3,340
Specifically allocated allowance	46	477

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

In accordance with the clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company's lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three months ended March 31, 2017 and 2016 was immaterial.

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

Information regarding TDRs as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017						December 31, 2016
(000's omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	44	$2,082	43	$1,812	87	$3,894	36	$1,520	45	$1,956	81	$3,476
Business lending	6	76	4	323	10	399	6	91	5	690	11	781
Consumer indirect	0	0	79	776	79	776	0	0	78	771	78	771
Consumer direct	0	0	13	76	13	76	0	0	23	65	23	65
Home equity	14	267	7	213	21	480	14	221	7	216	21	437
Total	64	$2,425	146	$3,200	210	$5,625	56	$1,832	158	$3,698	214	$5,530

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2017 and 2016.  Of the loans noted in the table below, all loans for the three months ended March 31, 2017 and 2016 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(000's omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	7	$502	4	$266
Business lending	0	0	0	0
Consumer indirect	8	106	12	238
Consumer direct	4	15	0	0
Home equity	2	98	1	0
Total	21	$721	17	$504

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2017
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,094	$17,220	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(85)	(695)	(1,947)	(417)	(38)	0	0	(3,182)
Recoveries	7	71	869	245	25	0	0	1,217
Provision	133	261	1,292	45	(27)	122	2	1,828
Ending balance	$10,149	$16,857	$13,996	$2,852	$2,359	$773	$110	$47,096

	Three Months Ended March 31, 2016
	Consumer	Business	Consumer	Consumer	Home		Acquired
(000's omitted)	Mortgage	Lending	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(88)	(210)	(1,854)	(462)	(57)	0	0	(2,671)
Recoveries	45	136	1,114	221	9	0	0	1,525
Provision	(7)	1,020	652	119	(38)	(322)	(83)	1,341
Ending balance	$10,148	$16,695	$12,334	$2,875	$2,580	$879	$85	$45,596

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$39,688	$(33,135)	$6,553	$39,688	$(32,581)	$7,107
Other intangibles	80,910	(11,472)	69,438	17,853	(9,258)	8,595
Total amortizing intangibles	$120,598	$(44,607)	$75,991	$57,541	$(41,839)	$15,702

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2017	$10,496
2018	11,918
2019	9,886
2020	8,150
2021	7,119
Thereafter	28,422
Total	$75,991

Shown below are the components of the Company's goodwill at December 31, 2016 and March 31, 2017:

(000's omitted)	December 31, 2016	Activity	March 31, 2017
Goodwill	$469,966	$77,844	$547,810
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$465,142	$77,844	$542,986

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.62%)	7/31/2031	Par
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.78%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The Company made a $2.9 million contribution to its defined benefit pension plan in the first quarter of 2017.

The net periodic (benefit) cost for the three months ended March 31, 2017 and 2016 is as follows:
	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2017	2016	2017	2016
Service cost	$1,039	$1,026	$0	$0
Interest cost	1,361	1,406	19	20
Expected return on plan assets	(3,121)	(2,960)	0	0
Amortization of unrecognized net loss	263	377	2	(1)
Amortization of prior service cost	14	11	(45)	(45)
Net periodic (benefit) cost	$(444)	$(140)	$(24)	$(26)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2017.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2017, compared to approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2016 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2017	2016
Net income	$26,257	$24,403
Income attributable to unvested stock-based compensation awards	(138)	(89)
Income available to common shareholders	$26,119	$24,314

Weighted-average common shares outstanding – basic	45,284	43,863
Basic earnings per share	$0.58	$0.55

Net income	$26,257	$24,403
Income attributable to unvested stock-based compensation awards	(138)	(89)
Income available to common shareholders	$26,119	$24,314

Weighted-average common shares outstanding – basic	45,284	43,863
Assumed exercise of stock options	703	333
Weighted-average common shares outstanding – diluted	45,987	44,196
Diluted earnings per share	$0.57	$0.55

Stock Repurchase Program
At its December 2016 meeting, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.2 million shares of the Company's common stock in accordance with securities laws and regulations, through December 31, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.  The Company did not repurchase any shares under the authorized plan during the first three months of 2017.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	March 31, 2017	December 31, 2016
Commitments to extend credit	$770,666	$773,442
Standby letters of credit	23,004	22,656
Total	$793,670	$796,098

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	March 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,908,234	$0	$0	$1,908,234
Obligations of state and political subdivisions	0	578,658	0	578,658
Government agency mortgage-backed securities	0	239,054	0	239,054
Corporate debt securities	0	5,681	0	5,681
Government agency collateralized mortgage obligations	0	8,809	0	8,809
Marketable equity securities	454	0	0	454
Total available-for-sale investment securities	1,908,688	832,202	0	2,740,890
Mortgage loans held for sale	0	673	0	673
Commitments to originate real estate loans for sale	0	0	114	114
Forward sales commitments	0	(19)	0	(19)
Total	$1,908,688	$832,856	$114	$2,741,658

	December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,902,762	$0	$0	$1,902,762
Obligations of state and political subdivisions	0	594,990	0	594,990
Government agency mortgage-backed securities	0	235,230	0	235,230
Corporate debt securities	0	5,687	0	5,687
Government agency collateralized mortgage obligations	0	9,535	0	9,535
Marketable equity securities	452	0	0	452
Total available-for-sale investment securities	1,903,214	845,442	0	2,748,656
Mortgage loans held for sale	0	2,416	0	2,416
Commitments to originate real estate loans for sale	0	0	54	54
Forward sales commitments	0	3	0	3
Total	$1,903,214	$847,861	$54	$2,751,129

The valuation techniques used to measure fair value for the items in the table above are as follows:


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


Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company's consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2017 was approximately $0.7 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.


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


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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2017	2016
(000's omitted)	Commitments to Originate	Commitments to Originate
	Real Estate	Real Estate
	Loans for Sale	Loans for Sale
Beginning balance	$54	$117
Total losses included in earnings (1)	(54)	(117)
Commitments to originate real estate loans held for sale, net	114	282
Ending balance	$114	$282

(1)	Amounts included in earnings associated with the commitments to originate real estate loans for sale are reported as a component of other banking services in the Consolidated Statement of Income.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2017				December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$535	$535	$0	$0	$633	$633
Other real estate owned	0	0	2,486	2,486	0	0	1,966	1,966
Total	$0	$0	$3,021	$3,021	$0	$0	$2,599	$2,599

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

Other real estate owned ("OREO") is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the customer and customer's business. Such discounts are significant, ranging from 2% to 96% at March 31, 2017 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at March 31, 2017.

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

(000's omitted)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,486	Fair Value of Collateral	Estimated cost of disposal/market adjustment	2.3% - 96.0% (35.4%)
Impaired loans	535	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9% - 43% (26.0%)
Commitments to originate real estate loans for sale	114	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,966	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 97.0% (29.6%)
Impaired loans	633	Fair value of collateral	Estimated cost of disposal/market adjustment	15.0% - 50.0% (36.5%)
Commitments to originate real estate loans for sale	54	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company's other financial instruments that are not accounted for at fair value at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$4,885,117	$4,918,453	$4,901,329	$4,935,140
Financial liabilities:
Deposits	7,336,877	7,331,201	7,075,954	7,071,191
Borrowings	0	0	146,200	146,200
Subordinated debt held by unconsolidated subsidiary trusts	102,177	91,164	102,170	90,144

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at March 31, 2017.  The effect of the changes to these derivatives for the three months then ended was also immaterial.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the "chief operating decision maker" in deciding how to allocate resources and assess performance.  The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the "Bank" or "CBNA") operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in northern, central, and western New York as well as northeastern Pennsylvania.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC (formerly Harbridge Consulting Group, LLC), BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC, and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc. ("CISI"), and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Net interest income	$67,134	$78	$62	$0	$67,274
Provision for loan losses	1,828	0	0	0	1,828
Noninterest revenues	15,867	17,636	11,479	(664)	44,318
Amortization of intangible assets	554	1,591	623	0	2,768
Acquisition expenses	521	1,062	133	0	1,716
Other operating expenses	49,493	11,370	8,892	(664)	69,091
Income before income taxes	$30,605	$3,691	$1,893	$0	$36,189
Assets	$8,663,042	$221,437	$72,526	$(43,145)	$8,913,860
Goodwill	$440,870	$84,213	$17,903	$0	$542,986

Three Months Ended March 31, 2016
Net interest income	$66,798	$40	$43	$0	$66,881
Provision for loan losses	1,341	0	0	0	1,341
Noninterest revenues	15,313	12,390	11,144	(566)	38,281
Amortization of intangible assets	719	116	607	0	1,442
Acquisition expenses	70	0	7	0	77
Other operating expenses	48,460	9,447	8,809	(566)	66,150
Income before income taxes	$31,521	$2,867	$1,764	$0	$36,152
Assets	$8,546,646	$38,535	$69,385	$(38,665)	$8,615,901
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the "Company" or "CBSI") as of and for the three months ended March 31, 2017 and 2016, although in some circumstances the fourth quarter of 2016 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 27.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term "this year" and equivalent terms refers to results in calendar year 2017, "last year" and equivalent terms refer to calendar year 2016, "first quarter" refers to the three months ended March 31, and earnings per share ("EPS") figures refer to diluted EPS.

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


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


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


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


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


Intangible assets – As a result of acquisitions, the Company carries goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred.  Should impairment occur, goodwill will be reduced to its carrying value through a charge to earnings.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to current credit risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company's results of operations.

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 59-65 of the most recent Form 10-K (fiscal year ended December 31, 2016) filed with the Securities and Exchange Commission ("SEC") on March 1, 2017.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on a "net adjusted" or "tangible" basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with acquisitions.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On January 4, 2017, the Company, through its subsidiary, OneGroup NY, Inc. ("OneGroup"), completed its acquisition of certain assets of Benefits Advisory Service, Inc. ("BAS"), a benefits consulting group headquartered in Forest Hills, New York.  The Company paid $1.2 million in cash to acquire BAS and recorded intangible assets of $1.2 million in conjunction with the acquisition.

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. ("NRS") and its subsidiary Global Trust Company ("GTC"), headquartered in Woburn, Massachusetts, for approximately $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine in 2008 as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company's existing employee benefit services businesses.  Upon the completion of the merger, NRS is a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. ("BPAS") and will operate as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.4 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and approximately $76.2 million in goodwill.

On March 1, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of certain assets of Dryfoos Insurance Agency, Inc. ("Dryfoos"), an insurance agency headquartered in Hazleton, Pennsylvania.  The Company paid $3.3 million in cash to acquire the assets of Dryfoos, and recorded goodwill in the amount of $1.7 million and other intangible assets of $1.6 million in conjunction with the acquisition.

Current year first quarter net income increased $1.9 million compared to the comparable 2016 timeframe.  Earnings per share of $0.57 for the first quarter were $0.02 above the first quarter of 2016.  The higher net income was primarily due to the NRS acquisition and a reduction of income tax expense in the first quarter of 2017 related to new accounting guidance for share-based compensation transactions.

Both average loans and average deposits in the first quarter of 2017 were higher than their respective balances in the prior year first quarter as a result of organic growth.  Ending balances for the loan portfolio at March 31, 2017 were down from December 31, 2016, as seasonally expected, but were higher than the end of March 2016.  Deposit balances at the end of March 2017 increased from the 2016 year-end level.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities continue.  Interest rates have increased moderately over the past five months but it continues to be a historically low rate environment that has generally meant that higher rate interest-earning assets continue to be replaced with lower rate assets, although that has moderated over the last year.  The continued modest decline in the cost of funds is a result of a larger proportion of deposits coming from lower rate and noninterest-bearing accounts, instead of higher cost time deposits and borrowings.

The first quarter 2017 provision for loan losses was $0.5 million higher than the first quarter of 2016, reflective of higher levels of net charge-offs and an increase in the loan portfolio balance.  Asset quality in the first quarter of 2017 remained stable and favorable.  First quarter net charge-off, nonperforming loan, and delinquent loan ratios were comparable to those experienced in the first quarter of 2016.

Pending Acquisition – Merchants Bancshares, Inc.

On October 24, 2016, the Company announced that it had entered into a definitive agreement to acquire Merchants Bancshares, Inc. ("Merchants"), parent company of Merchants Bank headquartered in South Burlington, Vermont, for approximately $335 million in Company stock and cash.  The acquisition will extend the Company's footprint into the Vermont and Western Massachusetts markets.  Upon the completion of the merger, Community Bank will add 31 branch locations in Vermont and one location in Massachusetts with approximately $2.0 billion of assets, and deposits of $1.5 billion.  The Company and Merchants have received regulatory approvals from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency ("OCC") for the announced merger and the acquisition is expected to close on May 12, 2017, subject to the satisfaction of customary closing conditions.  The Company expects to incur certain one-time, transaction-related costs in 2017.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $26.3 million was up $1.9 million, or 7.6%, as compared to the first quarter of 2016.  Earnings per share of $0.57 for the first quarter was two cents greater than was generated in the first quarter of 2016.  The increases are primarily due to the effects of the NRS acquisition and a $2.2 million reduction of income tax expense in the first quarter of 2017 related to new accounting guidance for share-based transactions that requires all excess tax benefits and deficiencies associated with share-based compensation be recognized as income tax expense or benefit.

As reflected in Table 1, first quarter net interest income of $67.3 million was up $0.4 million, or 0.6%, from the comparable prior year period.  The quarterly improvement resulted from an increase in interest-earning assets, primarily from solid loan growth in the consumer mortgage and consumer installment loan portfolios, partially offset by a decrease in loan and investment yields.

The provision for loan losses for the current first quarter increased $0.5 million as compared to the prior year first quarter, reflective of changes in certain asset quality metrics and growth of the loan portfolio.

First quarter noninterest revenues were $44.3 million, an increase of $6.0 million, or 15.8%, from the first quarter of 2016.  The increase was a result of the NRS, Dryfoos and BAS acquisitions completed in the first quarter of 2017, as well as organic revenue growth generated by the Company's other financial services subsidiaries and a slight increase in banking noninterest income.

Noninterest expenses of $73.6 million for the first quarter, increased $5.9 million, or 8.7%, from the prior year first quarter.  Excluding acquisition-related expenses, first quarter 2017 operating expenses were $4.3 million, or 6.3%, higher than one year earlier, primarily resulting from operating a larger franchise, including the impact of the NRS acquisition.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2017	2016
Net interest income	$67,274	$66,881
Provision for loan losses	1,828	1,341
Noninterest revenues	44,318	38,281
Noninterest expenses	73,575	67,669
Income before income taxes	36,189	36,152
Income taxes	9,932	11,749
Net income	$26,257	$24,403

Diluted weighted average common shares outstanding	46,227	44,356
Diluted earnings per share	$0.57	$0.55

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter totaled $69.6 million, an increase of $0.2 million, or 0.3%, from the same period last year.  The increase resulted from an $111.8 million increase in average interest-earning assets and a $34.6 million decrease in average interest-bearing liabilities, partially offset by a two basis point decrease in the net interest margin.  As reflected in Table 3, the first quarter volume increase in interest-earning assets combined with the decrease in interest-bearing liabilities and decrease in the rate on interest-bearing liabilities had a $1.2 million favorable impact on net interest income, while the rate decrease on interest-earning assets had a $1.0 million unfavorable impact on net interest income.

The lower net interest margin for the first quarter of 2017 as compared to the first quarter of 2016 was the result of the average yield on interest-earning assets decreasing three basis points while the average rate on interest-bearing liabilities decreased one basis point.  Declining asset yields outweighed the positive effect of modestly lower funding costs on the net interest margin.

The average yield on earning assets decreased as the average yields for loans and investments continued to decline.  For the first quarter the average yield on loans decreased two basis points compared to the prior year period while the average yield on investments, including cash equivalents, declined eight basis points.  The decline in the loan yield was due to yields on new loan volume being generally below rates of the overall portfolio in the continued low-rate environment.  The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments or being used to pay down external borrowings.

The average rate on interest-bearing liabilities decreased one basis point as a slight decline in the average rate for interest-bearing deposits was partially offset by an increase in the average rate on external borrowings.  The average rate on interest-bearing deposits decreased one basis point for the first quarter while the average rate on borrowings increased 85 basis points when compared to the prior year first quarter.  The increase in the average cost of borrowings was the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component, as well as increased costs resulting from increases in the Federal Funds rate in December 2016 and March 2017.

The average balance of investments, including cash equivalents, decreased $14.7 million for the quarter as compared to the corresponding prior year period primarily related to maturities, calls and principal payments on the nontaxable municipal investment portfolio outpacing new purchases.  Average loan balances increased $126.5 million, or 2.6%, as compared to the prior year quarter, due to organic loan growth in the consumer mortgage and indirect loan portfolios.

In comparison to the prior year first quarter, total first quarter average interest-bearing deposits increased $84.8 million primarily a result of new customers and growth in the balances of existing accounts.  The average borrowing balance decreased $119.4 million for the quarter, and was reflective of the decrease in overnight FHLB borrowings due to additional funding from organic deposit growth.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis ("FTE") using marginal income tax rates of 38.1% and 38.2% in 2017 and 2016, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan fees and costs as well as accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$40,209	$79	0.79%	$22,355	$26	0.47%
Taxable investment securities (1)	2,203,175	13,487	2.48%	2,172,983	13,570	2.51%
Nontaxable investment securities (1)	540,518	6,161	4.62%	603,297	6,931	4.62%
Loans (net of unearned discount)(2)	4,939,092	52,541	4.31%	4,812,575	51,753	4.33%
Total interest-earning assets	7,722,994	72,268	3.80%	7,611,210	72,280	3.82%
Noninterest-earning assets	1,024,272			993,054
Total assets	$8,747,266			$8,604,264

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$4,847,582	1,028	0.09%	$4,666,174	1,029	0.09%
Time deposits	695,464	702	0.41%	792,099	865	0.44%
FHLB borrowings	75,414	149	0.80%	194,815	287	0.59%
Subordinated debt held by unconsolidated subsidiary trusts	102,173	805	3.20%	102,149	694	2.73%
Total interest-bearing liabilities	5,720,633	2,684	0.19%	5,755,237	2,875	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,620,473			1,527,585
Other liabilities	149,272			144,196
Shareholders' equity	1,256,888			1,177,246
Total liabilities and shareholders' equity	$8,747,266			$8,604,264

Net interest earnings		$69,584			$69,405

Net interest spread			3.61%			3.62%
Net interest margin on interest-earning assets			3.65%			3.67%

Fully tax-equivalent adjustment		$2,310			$2,524

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

Table 3: Rate/Volume

	Three months ended March 31, 2017
	versus March 31, 2016
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	$29	$24	$53
Taxable investment securities	187	(270)	(83)
Nontaxable investment securities	(716)	(54)	(770)
Loans	1,350	(562)	788
Total interest-earning assets (2)	1,054	(1,066)	(12)

Interest paid on:
Interest checking, savings and money market deposits	39	(40)	(1)
Time deposits	(101)	(62)	(163)
Borrowings	(214)	76	(138)
Subordinated debt held by unconsolidated subsidiary trusts	0	111	111
Total interest-bearing liabilities (2)	(17)	(174)	(191)

Net interest earnings (2)	1,012	(833)	179

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company's sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services, Inc. ("CISI")) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000's omitted)	2017	2016
Deposit service fees	$14,707	$13,734
Employee benefit services	17,189	12,011
Wealth management services	4,861	5,116
Insurance revenues	6,400	5,841
Other banking services	787	1,121
Mortgage banking	372	458
Subtotal	44,316	38,281
Gain on sales of investment securities, net	2	0
Total noninterest revenues	$44,318	$38,281

Noninterest revenues/operating revenues (FTE basis) (1)	38.9%	35.5%

(1) For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities. Operating revenues is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities.

As displayed in Table 4, noninterest revenues, excluding gain on sales of securities, were $44.3 million in the first quarter of 2017.  This represents an increase of $6.0 million, or 15.8%, for the quarter in comparison to the same 2016 timeframe, with the increase primarily related to incremental financial services revenues from the NRS acquisition.

General recurring banking noninterest revenue of $15.5 million for the first quarter of 2017 was up $0.6 million, or 4.3%, as compared to the corresponding prior year period.  This increase was primarily driven by growth in debit card-related revenue and an increase in revenue from overdraft protection programs.

Mortgage banking income, which totaled $0.4 million for the first quarter of 2017, was down slightly as compared to the first quarter of 2016.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $7.9 million in the first quarter of 2017 compared to $5.6 million in the first quarter of 2016.  Residential mortgage loans held for sale at March 31, 2017 totaled $0.7 million.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $5.2 million, or 43.1%, for the three months ended March 31, 2017 as compared to the prior year, primarily related to the NRS acquisition completed in February 2017.  Wealth management and insurance services revenues for the first quarter of 2017 were up $0.3 million as compared to the prior year first quarter primarily due to revenue growth from OneGroup.

The ratio of noninterest revenues to total revenues (FTE basis) was 38.9% for the quarter versus 35.5% for the equivalent period of 2016.  The increase is a function of a 15.8% increase in non-interest income while net interest income (FTE basis) increased at a lesser 0.26% rate.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2017	2016
Salaries and employee benefits	$41,400	$39,138
Occupancy and equipment	8,196	7,663
Data processing and communications	8,521	8,412
Amortization of intangible assets	2,768	1,442
Legal and professional fees	2,414	2,516
Office supplies and postage	1,674	1,778
Business development and marketing	2,081	2,013
FDIC insurance premiums	753	1,101
Acquisition expenses	1,716	77
Other	4,052	3,529
Total noninterest expenses	$73,575	$67,669

Operating expenses(1)/average assets	3.20%	3.09%
Efficiency ratio(2)	60.7%	61.4%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues.  See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $73.6 million for the first quarter, an increase of $5.9 million, or 8.7%, from the prior year period.  Included in first quarter 2017 operating expenses are $1.6 million more acquisition expenses than the corresponding 2016 period.  Salaries and employee benefits increased $2.3 million, or 5.8%, for the first quarter period as compared to the comparable period of 2016.  The main drivers of the increase were more average full-time equivalent employees due to the NRS acquisition and annual merit-based personnel cost increases.  The remaining change to quarterly operating expenses can be attributed to higher occupancy and equipment (up $0.5 million), other expenses (up $0.5 million), amortization of intangible assets (up $1.3 million), data processing and communications (up $0.1 million), and business development and marketing (up $0.1 million); all primarily a result of additional costs associated with acquired NRS business activities, offset by lower legal and professional ($0.1 million less), office supplies and postage ($0.1 million less) and FDIC insurance premiums ($0.3 million less).

The Company's efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by FTE net interest income and non-interest income) was 60.7% for the first quarter, 0.7% favorable to the comparable quarter of 2016.  This resulted in an increase in operating income of 5.8% from higher FTE-adjusted net interest income and growth in noninterest revenues, while operating expenses (as described above) increased by a smaller 4.4%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 11 basis points versus the prior year quarter.  First quarter operating expenses (as defined above) increased 4.4% year-over-year while average assets increased at a slower 1.7% rate.

Income Taxes

The first quarter 2017 effective income tax rate was 27.4% as compared to 32.5% for the first quarter of 2016, reflective of a $2.2 million reduction of income tax expense in the first quarter of 2017 as a result of new accounting guidance for share-based transactions that requires all excess tax benefits and deficiencies associated with share-based compensation be recognized as income tax expense or benefit, partially offset by a higher proportion of income being generated from fully-taxable sources.  Excluding the $2.2 million reduction in income tax expense associated with the change in accounting for share-based transactions, the adjusted effective tax rate for the first quarter would have been 33.5%.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.79 billion at the end of the first quarter, an increase of $4.3 million from December 31, 2016 and $114.2 million lower than March 31, 2016.  The book value (excluding unrealized gains and losses) of investments increased $0.4 million from December 31, 2016 and decreased $26.8 million from March 31, 2016.  During the first three months of 2017, the Company purchased $1.8 million of obligations of state and political subdivisions with an average yield of 4.52%, and $15.0 million of government agency mortgage-backed securities with an average yield of 2.59%.  The Company also had $33.5 million of investment maturities, calls and principal payments received during the first three months of 2017.  Additionally, $20.3 million of certificates of deposit were acquired as part of the NRS acquisition, of which $1.5 million were subsequently redeemed. During the final nine months of 2016, the Company purchased $6.0 million of obligations of state and political subdivisions and $47.7 million of government agency mortgage-backed securities.  These purchases were more than offset by calls, maturities, and principal payments received of $90.5 million during the same time period.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At March 31, 2017, the portfolio had a $45.7 million net unrealized gain, an increase of $3.9 million from the unrealized gain at December 31, 2016 and a $87.4 million decrease from the unrealized gain at March 31, 2016.  These changes in the net unrealized gain were principally driven by the movement in longer-term interest rates over the past year.

Table 6: Investment Securities

	March 31, 2017		December 31, 2016		March 31, 2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,878,982	$1,908,234	$1,876,358	$1,902,762	$1,868,429	$1,963,543
Obligations of state and political subdivisions	564,501	578,658	582,655	594,990	632,114	662,392
Government agency mortgage-backed securities	237,257	239,054	232,657	235,230	208,300	215,271
Corporate debt securities	5,697	5,681	5,716	5,687	16,639	16,684
Government agency collateralized mortgage obligations	8,516	8,809	9,225	9,535	11,911	12,436
Marketable equity securities	251	454	252	452	251	410
Total available-for-sale portfolio	2,695,204	2,740,890	2,706,863	2,748,656	2,737,644	2,870,736

Other Securities:
Federal Home Loan Bank common stock	5,590	5,590	12,191	12,191	7,258	7,258
Federal Reserve Bank common stock	19,781	19,781	19,781	19,781	20,663	20,663
Certificates of deposit	18,758	18,758	0	0	0	0
Other equity securities	3,699	3,699	3,764	3,764	4,221	4,221
Total other securities	47,828	47,828	35,736	35,736	32,142	32,142

Total investments	$2,743,032	$2,788,718	$2,742,599	$2,784,392	$2,769,786	$2,902,878

Loans

As shown in Table 7, loans ended the first quarter at $4.93 billion, up $111.0 million, or 2.3%, from one year earlier and down $16.3 million, or 0.3%, from the end of 2016.  The growth during the last twelve months was primarily attributable to organic growth in the consumer mortgage and consumer installment portfolios, partially offset by decreases in the business lending and home equity portfolios.  The decrease during the first three months of 2017 occurred primarily in the business lending and home equity portfolios, while the consumer mortgage and consumer installment portfolios increased.

Table 7: Loans

(000's omitted)	March 31, 2017		December 31, 2016		March 31, 2016
Consumer mortgage	$1,830,800	37.1%	$1,819,701	36.8%	$1,777,792	36.9%
Business lending	1,468,465	29.8%	1,490,076	30.1%	1,509,421	31.3%
Consumer indirect	1,055,112	21.4%	1,044,972	21.1%	941,151	19.5%
Consumer direct	184,067	3.7%	191,815	3.9%	189,535	3.9%
Home equity	393,769	8.0%	401,998	8.1%	403,273	8.4%
Total loans	$4,932,213	100.0%	$4,948,562	100.0%	$4,821,172	100.0%

Consumer mortgages increased $53.0 million, or 3.0%, from one year ago and increased $11.1 million, or 0.6%, from December 31, 2016.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company's primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, mortgages on commercial property, and dealer floor plan financing is characterized as the Company's business lending activity.  The business lending portfolio decreased $41.0 million, or 2.7%, from March 31, 2016 as contractual and unscheduled principal reductions outpaced new loan volume.  Additionally, the portfolio decreased $21.6 million, or 1.5%, from December 31, 2016 as a result of unusually large unscheduled payoffs.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly (such as personal installment and lines of credit), and indirectly (originated predominantly in automobile, marine, and recreational vehicle dealerships), increased $108.5 million, or 9.6%, on a year-over-year basis, due to strong organic growth in the indirect portfolio, partially offset by a modest decrease in the direct portfolio.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company's primary markets has increased in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads, particularly in the automobile segment.  Consumer installment loans increased $2.4 million, or 0.2%, as compared to December 31, 2016, as seasonally expected.

Home equity loans decreased $9.5 million, or 2.4%, from one year ago due in part to home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.  The portfolio decreased $8.2 million, or 2.0%, from December 31, 2016, in part due to lower seasonal demand.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2017 and 2016 and December 31, 2016.
Table 8: Nonperforming Assets
	March 31,	December 31,	March 31,
(000's omitted)	2017	2016	2016
Nonaccrual loans
Consumer mortgage	$13,573	$13,684	$13,526
Business lending	4,688	5,063	7,837
Consumer indirect	0	0	0
Consumer direct	0	0	14
Home equity	1,805	1,872	2,388
Total nonaccrual loans	20,066	20,619	23,765
Accruing loans 90+ days delinquent
Consumer mortgage	853	1,385	1,556
Business lending	569	145	46
Consumer indirect	126	169	183
Consumer direct	79	58	59
Home equity	1,182	1,319	483
Total accruing loans 90+ days delinquent	2,809	3,076	2,327
Nonperforming loans
Consumer mortgage	14,426	15,069	15,082
Business lending	5,257	5,208	7,883
Consumer indirect	126	169	183
Consumer direct	79	58	73
Home equity	2,987	3,191	2,871
Total nonperforming loans	22,875	23,695	26,092
Other real estate owned (OREO)	2,486	1,966	2,031
Total nonperforming assets	$25,361	$25,661	$28,123

Nonperforming loans / total loans	0.46%	0.48%	0.54%
Nonperforming assets / total loans and other real estate	0.51%	0.52%	0.58%
Delinquent loans (30 days past due to nonaccruing) to total loans	0.94%	1.19%	1.00%
Net charge-offs to average loans outstanding (quarterly)	0.16%	0.18%	0.10%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.17%	0.17%	0.09%
Provision for loan losses to net charge-offs (quarterly)	93%	120%	117%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	85%	133%	112%
(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at March 31, 2017 were $25.4 million, a $0.3 million decrease versus the level at the end of 2016 and a $2.8 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.8 million from year-end 2016 and were down $3.2 million from March 31, 2016.  Other real estate owned ("OREO") at the end of March 2017 of $2.5 million increased $0.5 million from the end of 2016 and increased $0.5 million from March 31, 2016.  At March 31, 2017, OREO consisted of six commercial properties with a total value of $0.8 million and 32 residential properties with a total value of $1.7 million.  This compares to five commercial properties with a total value of $0.8 million and 24 residential OREO properties with a total value of $1.2 million at December 31, 2016, and four commercial properties with a total value of $0.6 million and 28 residential OREO properties with a total value of $1.4 million at March 31, 2016.  Nonperforming loans were 0.46% of total loans outstanding at the end of the first quarter, two basis points lower than the level at December 31, 2016 and eight basis points lower than the level at March 31, 2016.

Approximately 63% of nonperforming loans at March 31, 2017 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company's market area have remained stable over the past several years.  Additionally, improved process efficiency and economic conditions as well as lower unemployment levels have positively impacted consumers and have resulted in generally improving nonperforming mortgage levels.  Approximately 23% of the nonperforming loans at March 31, 2017 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has decreased from the prior year and is below the Company's longer-term average results as a proportion of  total loans due to general economic improvements, effective problem loan management and maintenance of strict underwriting standards.  The remaining 14% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 206% at the end of the first quarter, as compared to 199% at year-end 2016 and 175% at March 31, 2016.

The Company's senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group's consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company's larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.94% at the end of the first quarter, 25 basis points below the 1.19% at year-end 2016 and six basis points lower than the 1.00% at March 31, 2016.  The business lending delinquency ratio at the end of the first quarter was eight basis points below the level at December 31, 2016 and 13 basis points lower than the level at March 31, 2016.  The delinquency rate for consumer direct and consumer indirect loans also decreased as compared to December 31, 2016, but the delinquency rate for consumer installment loans was up slightly from March 31, 2016.  The delinquency ratio for consumer mortgages was lower than the level at December 31, 2016 and the level one year ago.  The home equity delinquency ratio at the end of the first quarter was lower than the level at December 31, 2016 but was higher than the level at March 31, 2016.  The Company's success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2017	2016
Allowance for loan losses at beginning of period	$47,233	$45,401
Charge-offs:
Consumer mortgage	85	88
Business lending	695	210
Consumer indirect	1,947	1,854
Consumer direct	417	462
Home equity	38	57
Total charge-offs	3,182	2,671
Recoveries:
Consumer mortgage	7	45
Business lending	71	136
Consumer indirect	869	1,114
Consumer direct	245	221
Home equity	25	9
Total recoveries	1,217	1,525

Net charge-offs	1,965	1,146
Provision for loans losses	1,828	1,341

Allowance for loan losses at end of period	$47,096	$45,596
Allowance for loan losses / total loans	0.95%	0.95%
Allowance for legacy loan losses / total legacy loans (1)	1.01%	1.04%
Allowance for loan losses / nonperforming loans	206%	175%
Allowance for legacy loan losses / legacy nonperforming loans (1)	266%	200%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.02%	0.01%
Business lending	0.17%	0.02%
Consumer indirect	0.42%	0.32%
Consumer direct	0.36%	0.49%
Home equity	0.01%	0.05%
Total loans	0.16%	0.10%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2017 were $2.0 million, or $0.8 million more than the first quarter of 2016.  Net charge-offs for the consumer installment, business lending, and consumer mortgage portfolios experienced higher levels of net charge-offs through the first three months of 2017 as compared to the first three months of 2016, while the home equity portfolio had lower levels of net charge-offs.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2017 was 0.16%, six basis points higher than the first quarter of 2016.  Net charge-off ratios for the first quarter of 2017 were consistent with the Company's average long-term historical levels.

The provision for loan losses was $1.8 million in the first quarter, with $1.6 million related to legacy loans and $0.2 million related to acquired loans.  The provision was $0.5 million higher than the equivalent prior year period, reflective of a larger loan portfolio and changes in certain asset quality metrics.  The allowance for loan losses of $47.1 million as of March 31, 2017 increased $1.5 million from one year ago, reflective of the increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.95% at March 31, 2017, equal to the level reported at March 31, 2016 and December 31, 2016.

As of March 31, 2017, the purchase discount related to the $463.0 million of remaining non-impaired loan balances acquired from Oneida, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $7.1 million, or 1.5% of that portfolio, with $1.9 million included in the allowance for loan losses to account for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $7.2 billion in the first quarter were up $177.7 million, or 2.5%, compared to the first quarter of 2016, and increased $87.4 million, or 1.2%, from the fourth quarter of last year.  The mix of average deposit balances continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company's goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulted in the quarterly average cost of deposits declining from 0.11% in the first quarter of 2016 to 0.10% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2017 increased $36.1 million, or 0.6%, versus the fourth quarter of 2016 and increased $114.5 million, or 1.9% compared to the year-earlier period.  Average public fund deposits for the first quarter increased $51.3 million, or 5.1%, from the fourth quarter of 2016 and $63.2 million, or 6.4%, from the first quarter of 2016.  Public fund deposits as a percentage of total deposits increased from 14.2% in the first quarter of 2016 to 14.7% in the first quarter of 2017.

Table 10: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2017	2016	2016
Noninterest checking deposits	$1,620,473	$1,603,703	$1,527,585
Interest checking deposits	1,694,645	1,642,761	1,616,731
Regular savings deposits	1,320,691	1,309,273	1,278,134
Money market deposits	1,832,246	1,806,780	1,771,309
Time deposits	695,464	713,606	792,099
Total deposits	$7,163,519	$7,076,123	$6,985,858

Nonpublic fund deposits	$6,108,961	$6,072,911	$5,994,507
Public fund deposits	1,054,558	1,003,212	991,351
Total deposits	$7,163,519	$7,076,123	$6,985,858

Borrowings

External borrowings were $102.2 million at the end of the first quarter, $146.2 million, or 58.9%, lower than borrowings at December 31, 2016, and $33.7 million, or 24.8%, lower than the end of the first quarter of 2016.  This was a result of utilizing increased funding from organic deposit growth to reduce overnight borrowings at the FHLB.

Shareholders' Equity

Total shareholders' equity was $1.30 billion at the end of the first quarter, an increase of $97.9 million from the balance at December 31, 2016.  This increase consisted of $78.5 million related to stock issued in connection with the NRS acquisition, net income of $26.3 million, a $2.5 million increase in other comprehensive income, $2.1 million from treasury stock issued to the Company's 401(k) plan, $1.8 million from shares issued under the employee stock plan, and $1.4 million from employee stock options earned, partially offset by dividends declared of $14.7 million.  The change in other comprehensive income was comprised of a $2.4 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.1 million adjustment to the funded status of the Company's retirement plans.  Over the past 12 months, total shareholders' equity increased by $95.4 million, as net income and the issuance of common stock in association with the NRS acquisition, the employee stock plan and the Company's 401(k) plan, more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company's defined benefit pension and other postretirement plans.

The Company's Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized", was 10.35% at the end of the first quarter, down 20 basis points from year-end 2016 and 40 basis points higher than its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2016 was primarily due to the impact of intangible assets from the NRS acquisition, partially offset by net earnings retention, resulting in ending shareholders' equity excluding intangibles and other comprehensive income items decreasing 1.6%, while average assets excluding intangibles and the market value adjustment on investments increased 0.3%.  The Tier 1 leverage ratio increased as compared to the prior year's first quarter as shareholders' equity, excluding intangibles and other comprehensive income, increased 5.3% due to strong earnings retention, partially offset by the impact of intangible assets from the NRS acquisition, while average assets excluding intangibles and the market value adjustment increased 1.3%, driven by organic loan growth.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.91% decreased 33 basis points from December 31, 2016 and decreased 34 basis points as compared to March 31, 2016.  The decrease in the tangible equity ratio over the past 12 months was due to a decrease in tangible equity primarily attributable the impact of intangibles resulting from the NRS transaction and the decrease in the investment market value adjustment, while tangible assets increased due to organic loan growth.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2017 was 56.0%, up from 55.8% for the three months ended March 31, 2016.  Dividends declared increased 7.9% as the Company's quarterly dividend per share was raised from $0.31 to $0.32 in August 2016, while net income for increased 7.6% over the prior year period.  Additionally, the number of common shares outstanding increased 4.3% over the last twelve months including the impact of the 1.32 million shares issued in the NRS transaction that accounted for 3.0% of the total increase.  The dividend increase marked the Company's 24th consecutive year of increased dividend payouts to common shareholders.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York ("Federal Reserve").  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2017.

The Bank's primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2017, the Bank had $291.2 million of cash and cash equivalents of which $133.1 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.4 billion in unused FHLB borrowing capacity based on the Company's quarter-end collateral levels.  Additionally, the Company has $1.1 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company's primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2017, this ratio was 13.1% for 30-days and 13.0% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company's internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2017, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2017 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of Quarterly GAAP to Non-GAAP Measures

Table 11: Quarterly GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000's omitted)	2017	2016
Income statement data
Net income
Net income (GAAP)	$26,257	$24,403
Amortization of intangibles (1)	2,008	973
Acquisition expenses (1)	1,245	52
Adjusted net income (non-GAAP)	$29,510	$25,428

Earnings per common share
Diluted earnings per share (GAAP)	$0.57	$0.55
Amortization of intangibles (1)	0.04	0.02
Acquisition expenses (1)	0.03	0.00
Diluted adjusted net earnings per share (non-GAAP)	$0.64	$0.57

Noninterest operating expenses
Noninterest expenses (GAAP)	$73,575	$67,669
Amortization of intangibles	(2,768)	(1,442)
Acquisition expenses	(1,716)	(77)
Total adjusted noninterest expenses (non-GAAP)	$69,091	$66,150

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$69,091	$66,150
Tax-equivalent net interest income	69,584	69,405
Noninterest revenues	44,318	38,281
Gain on sales of investments	(2)	0
Operating revenues (non-GAAP) - denominator	$113,900	$107,686
Efficiency ratio (non-GAAP)	60.7%	61.4%

	March 31,	December 31,	March 31,
(000's omitted)	2017	2016	2016
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$8,913,860	$8,666,437	$8,615,901
Intangible assets	(618,977)	(480,844)	(484,881)
Deferred taxes on intangible assets	68,236	43,504	40,483
Total tangible assets (non-GAAP)	$8,363,119	$8,229,097	$8,171,503

Total common equity
Common stock, APIC, Retained earnings, and Treasury stock	$1,285,676	$1,190,257	$1,139,378
Accumulated other comprehensive income	10,354	7,843	61,287
Shareholders' Equity (GAAP)	1,296,030	1,198,100	1,200,665
Intangible assets	(618,977)	(480,844)	(484,881)
Deferred taxes on intangible assets	68,236	43,504	40,483
Total tangible common equity (non-GAAP)	$745,289	$760,760	$756,267

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$745,289	$760,760	$756,267
Total tangible assets (non-GAAP) - denominator	8,363,119	8,229,097	8,171,503
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.91%	9.24%	9.25%
(1) After tax effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 79% of the total portfolio and are currently rated AAA by Moody's Investor Services and AA+ by Standard & Poor's.  Municipal and corporate bonds account for 21% of the total portfolio, of which, 97% carry a minimum rating of A-.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

	Asset and liability levels using March 31, 2017 as a starting point.


There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.


The prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  In the -75 basis point model, the prime and federal funds rates move lower in the first quarter of year one while moving the long end of the curve to levels over the three month treasury using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2017
+200 basis points	($1,183,000)
+100 basis points	($218,000)
-75 basis points	($3,069,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management's evaluation of the effectiveness of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company's quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.              Other Information

Item 1.   Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 1, 2017.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2016 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company's common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company's discretion.

The following table presents stock purchases made during the first quarter of 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017 (1)	1,714	$59.95	0	2,200,000
February 1-28, 2017	0	0	0	2,200,000
March 1-31, 2017 (1)	20,656	$59.41	0	2,200,000
Total	22,370	$59.45

(1) Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan of 1,714 shares and 20,656 shares in January 2017 and March 2017, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.              Defaults Upon Senior Securities

Not applicable.

Item 4.                      Mine Safety Disclosures
Not applicable.

Item 5.                      Other Information
Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                  Description

10.1
Employment Agreement, dated as of January 1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(1)

10.2
Employment Agreement, dated as of January 1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(1)

10.3	Registration Rights Agreement. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on February 3, 2017 (File No. 333-215894)).
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

Community Bank System, Inc.

Date: May 10, 2017	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: May 10, 2017	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer