Form 10-Q
period 2017-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2017-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-13695

(Exact name of registrant as specified in its charter)

Delaware	16‑1213679.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,545,023 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2017.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$219,695	$173,857
Available-for-sale investment securities (cost of $3,030,878 and $2,706,863, respectively)	3,086,324	2,748,656
Other securities, at cost	58,689	35,736
Loans held for sale, at fair value	26	2,416

Loans	6,361,300	4,948,562
Allowance for loan losses	(47,451)	(47,233)
Net loans	6,313,849	4,901,329

Goodwill, net	733,604	465,142
Core deposit intangibles, net	28,597	7,107
Other intangibles, net	69,202	8,595
Intangible assets, net	831,403	480,844

Premises and equipment, net	122,872	112,318
Accrued interest and fees receivable	29,423	31,093
Other assets	221,765	180,188

Total assets	$10,884,046	$8,666,437

Liabilities:
Noninterest-bearing deposits	$2,283,138	$1,646,039
Interest-bearing deposits	6,342,467	5,429,915
Total deposits	8,625,605	7,075,954

Short-term borrowings	179,000	146,200
Securities sold under agreement to repurchase, short-term	190,445	0
Other long-term debt	3,608	0
Subordinated debt held by unconsolidated subsidiary trusts	122,802	102,170
Accrued interest and other liabilities	189,686	144,013
Total liabilities	9,311,146	7,468,337

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,148,243 and 44,950,352 shares issued, respectively	51,148	44,950
Additional paid-in capital	887,305	545,775
Retained earnings	627,228	614,692
Accumulated other comprehensive income	17,642	7,843
Treasury stock, at cost (636,308 shares including 233,446 shares held by deferred compensation arrangements at June 30, 2017 and 512,937 shares, respectively)	(23,523)	(15,160)
Deferred compensation arrangements (233,446 shares at June 30, 2017)	13,100	0
Total shareholders' equity	1,572,900	1,198,100

Total liabilities and shareholders' equity	$10,884,046	$8,666,437

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$62,351	$52,509	$114,735	$104,159
Interest and dividends on taxable investments	15,175	14,016	28,741	27,612
Interest on nontaxable investments	3,896	4,585	7,904	9,095
Total interest income	81,422	71,110	151,380	140,866

Interest expense:
Interest on deposits	2,065	1,872	3,795	3,766
Interest on borrowings	392	210	541	497
Interest on subordinated debt held by unconsolidated subsidiary trusts	936	722	1,741	1,416
Total interest expense	3,393	2,804	6,077	5,679

Net interest income	78,029	68,306	145,303	135,187
Provision for loan losses	1,461	2,305	3,289	3,646
Net interest income after provision for loan losses	76,568	66,001	142,014	131,541

Noninterest revenues:
Deposit service fees	16,655	15,008	31,362	28,742
Other banking services	1,407	1,597	2,566	3,176
Employee benefit services	20,662	11,671	37,851	23,682
Insurance revenues	6,965	5,797	13,365	11,638
Wealth management services	5,537	4,699	10,398	9,815
Gain on investment securities	0	0	2	0
Total noninterest revenues	51,226	38,772	95,544	77,053

Noninterest expenses:
Salaries and employee benefits	44,808	37,950	86,208	77,088
Occupancy and equipment	8,637	7,409	16,833	15,072
Data processing and communications	10,395	8,732	18,916	17,142
Amortization of intangible assets	4,263	1,403	7,031	2,845
Legal and professional fees	2,619	1,857	5,033	4,374
Office supplies and postage	1,808	1,846	3,482	3,623
Business development and marketing	2,451	2,149	4,532	4,163
FDIC insurance premiums	925	1,090	1,678	2,192
Acquisition expenses	22,896	263	24,612	340
Other expenses	4,077	3,657	8,129	7,186
Total noninterest expenses	102,879	66,356	176,454	134,025

Income before income taxes	24,915	38,417	61,104	74,569
Income taxes	7,724	12,560	17,656	24,309
Net income	$17,191	$25,857	$43,448	$50,260

Basic earnings per share	$0.35	$0.58	$0.92	$1.14
Diluted earnings per share	$0.35	$0.58	$0.91	$1.13
Cash dividends declared per share	$0.32	$0.31	$0.64	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$2,068	$376	$2,333	$751
Tax effect	(790)	(144)	(892)	(288)
Amortization of actuarial losses included in net periodic pension cost, net	1,278	232	1,441	463

Amortization of prior service cost included in net periodic pension cost, gross	(28)	(34)	(59)	(67)
Tax effect	10	13	22	25
Amortization of prior service cost included in net periodic pension cost, net	(18)	(21)	(37)	(42)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	1,260	211	1,404	421

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	9,760	31,540	13,653	98,796
Tax effect	(3,732)	(12,003)	(5,258)	(37,417)
Net unrealized holding gains arising during period, net	6,028	19,537	8,395	61,379

Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	6,028	19,537	8,395	61,379

Other comprehensive income, net of tax	7,288	19,748	9,799	61,800
Net income	17,191	25,857	43,448	50,260
Comprehensive income	$24,479	$45,605	$53,247	$112,060

	As of
	June 30, 2017	December 31, 2016
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(26,695)	$(28,969)
Tax effect	10,138	11,008
Net unrealized loss for pension and other post-retirement obligations	(16,557)	(17,961)

Unrealized gain on available-for-sale securities	55,446	41,793
Tax effect	(21,247)	(15,989)
Net unrealized gain on available-for-sale securities	34,199	25,804

Accumulated other comprehensive income	$17,642	$7,843

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2017
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation Arrangements	Total
	Shares Outstanding	Amount Issued

Balance at December 31, 2016	44,437,415	$44,950	$545,775	$614,692	$7,843	$(15,160)	$0	$1,198,100

Net income				43,448				43,448

Other comprehensive income, net of tax					9,799			9,799

Cash dividends declared:
Common, $0.64 per share				(30,912)				(30,912)

Common stock issued under employee stock plan	191,590	192	2,637					2,829

Stock-based compensation			2,730					2,730

Stock issued for acquisitions	6,006,301	6,006	334,731					340,737

Deferred compensation arrangements acquired	(179,003)					(10,022)	10,022	0

Treasury stock issued to benefit plans, net	55,632		1,432			1,659	3,078	6,169

Balance at June 30, 2017	50,511,935	$51,148	$887,305	$627,228	$17,642	$(23,523)	$13,100	$1,572,900

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$43,448	$50,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,775	7,150
Amortization of intangible assets	7,031	2,845
Net accretion on securities, loans and borrowings	(2,345)	(2,240)
Stock-based compensation	2,730	2,220
Provision for loan losses	3,289	3,646
Amortization of mortgage servicing rights	248	257
Income from bank-owned life insurance policies	(746)	(736)
Net loss (gain) on sale of loans and other assets	257	(318)
Change in other assets and other liabilities	30,397	7,014
Net cash provided by operating activities	92,084	70,098
Investing activities:
Proceeds from maturities of available-for-sale investment securities	73,770	49,500
Proceeds from maturities of other investment securities	10,006	3,001
Purchases of available-for-sale investment securities	(34,842)	(28,237)
Purchases of other securities	(1,447)	(4,612)
Net change in loans	70,094	(108,983)
Cash paid for acquisition, net of cash acquired of $51,793 and $0, respectively	(105,402)	(575)
Settlement of bank-owned life insurance policies	1,779	2,481
Purchases of premises and equipment, net	(5,390)	(5,569)
Net cash provided by/(used in) investing activities	8,568	(92,994)
Financing activities:
Net increase in deposits	101,243	84,380
Net change in borrowings	(134,838)	(33,700)
Issuance of common stock	2,829	3,882
Purchases of treasury stock	(3,078)	(716)
Sales of treasury stock	6,169	6,128
Increase in deferred compensation arrangements	3,078	0
Cash dividends paid	(28,849)	(27,216)
Withholding taxes paid on share-based compensation	(1,368)	(1,438)
Net cash (used in)/provided by financing activities	(54,814)	31,320
Change in cash and cash equivalents	45,838	8,424
Cash and cash equivalents at beginning of period	173,857	153,210
Cash and cash equivalents at end of period	$219,695	$161,634

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,010	$5,689
Cash paid for income taxes	20,154	14,174

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	16,331	13,681
Transfers from loans to other real estate	2,048	1,071

Acquisitions:
Common stock issued	340,737	0
Fair value of assets acquired, excluding acquired cash and intangibles	1,953,026	0
Fair value of liabilities assumed	1,864,477	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2017 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $1.99 billion of assets, including $1.49 billion of loans and $370.5 million of investment securities, as well as $1.45 billion of deposits and $190.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $8.9 million and direct expenses, which may not include certain shared expenses, of approximately $4.0 million from Merchants were included in the consolidated income statement for the three months ended and six months ended June 30, 2017.

On March 1, 2017, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of Dryfoos Insurance Agency, Inc. (“Dryfoos”), an insurance agency headquartered in Hazleton, Pennsylvania.  The Company paid $3.0 million in cash to acquire the assets of Dryfoos, and recorded goodwill in the amount of $1.7 million and other intangible assets of $1.7 million in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine in 2008 as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. (“BPAS”) and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.0 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and $76.5 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $8.4 million and expenses of $5.7 million from NRS were included in the consolidated income statement for the three months ended June 30, 2017.  Revenues of $13.4 million and expenses of $9.3 million from NRS were included in the consolidated income statement for the six months ended June 30, 2017.

On January 1, 2017, the Company, through its subsidiary, OneGroup, acquired certain assets of Benefits Advisory Service, Inc. (“BAS”), a benefits consulting group headquartered in Forest Hills, New York.  The Company paid $1.2 million in cash to acquire the assets of BAS and recorded intangible assets of $1.2 million in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On January 4, 2016, the Company, through its subsidiary, CBNA Insurance Agency, Inc. (“CBNA Insurance”), completed its acquisition of WJL Agencies Inc. doing business as The Clark Insurance Agencies (“WJL”), an insurance agency operating in Canton, New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On August 19, 2016, the Company merged together its insurance subsidiaries and as of that date, the activities of CBNA Insurance were merged into OneGroup.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the second quarter of 2017, the carrying amount of NRS’s other assets decreased by $2.7 million and other liabilities decreased by $2.4 million as a result of a reclassification of amounts from other assets into other liabilities, and an adjustment to other liabilities as a result of updated information not available at the time of acquisition. Goodwill associated with the NRS acquisition increased $0.3 million as a result of these changes in fair value estimates.  During the second quarter of 2017, adjustments were made to the amount of cash consideration, assets acquired and liabilities assumed for the Dryfoos acquisition.  The assets acquired and liabilities assumed were adjusted as a result of updated information not available at the time of acquisition.  Goodwill associated with the Dryfoos acquisition was not impacted by the adjustments made in the second quarter of 2017.  The accrued income taxes and deferred taxes associated with the Merchants acquisition were recorded on a provisional basis and could vary from the actual recorded balance once finalized.

The above referenced insurance-related acquisitions expanded the Company’s geographical presence in New York, Pennsylvania, Vermont, and Western Massachusetts and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2017					2016
(000s omitted)	BAS	NRS	Dryfoos	Merchants	Total	WJL
Consideration paid :
Cash	$1,200	$70,073	$3,024	$82,898	$157,195	$575
Community Bank System, Inc. common stock	0	78,483	0	262,254	340,737	0
Total net consideration paid	1,200	148,556	3,024	345,152	497,932	575
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	11,063	0	40,730	51,793	0
Investment securities	0	20,294	0	370,480	390,774	0
Loans	0	0	0	1,489,273	1,489,273	0
Premises and equipment	0	411	27	12,973	13,411	0
Accrued interest receivable	0	72	0	4,773	4,845	0
Other assets	0	8,088	272	46,363	54,723	0
Core deposit intangibles	0	0	0	23,214	23,214	0
Other intangibles	1,200	60,200	1,657	2,857	65,914	288
Deposits	0	0	0	(1,448,408)	(1,448,408)	0
Other liabilities	0	(28,106)	(582)	(5,071)	(33,759)	0
Short-term advances	0	0	0	(80,000)	(80,000)	0
Securities sold under agreement to repurchase, short-term	0	0	0	(278,076)	(278,076)	0
Long-term debt	0	0	0	(3,615)	(3,615)	0
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	(20,619)	(20,619)	0
Total identifiable assets, net	1,200	72,022	1,374	154,874	229,470	288
Goodwill	$0	$76,534	$1,650	$190,278	$268,462	$287

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

The following is a summary of the loans acquired from Merchants at the date of acquisition:

(000s omitted)	Acquired Impaired Loans	Acquired Non-impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$16,351	$1,872,574	$1,888,925
Contractual cash flows not expected to be collected	(5,190)	(14,753)	(19,943)
Expected cash flows at acquisition	11,161	1,857,821	1,868,982
Interest component of expected cash flows	(769)	(378,940)	(379,709)
Fair value of acquired loans	$10,392	$1,478,881	$1,489,273

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the Merchants, Dryfoos, BAS and WJL acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Merchants acquisition, the Employee Benefit Services segment for NRS, and All Other segments for the Dryfoos, BAS, and WJL acquisitions.  Goodwill arising from the Merchants and NRS acquisitions is not deductible for tax purposes.  Goodwill arising from the Dryfoos, BAS and WJL acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $22.9 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively, and $24.6 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, and have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Merchants and NRS acquisitions had been completed as of January 1, 2016 for the three and six months ended June 30, 2016 and June 30, 2017.  The pro forma information does not include amounts related to BAS and Dryfoos as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Merchants and NRS combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition-related expenses totaling $22.8 million and $24.4 million for the three and six months ended June 30, 2017 were included in the pro forma information as if they were incurred in the first quarter of 2016.

	Pro Forma (Unaudited) Three Months Ended		Pro Forma (Unaudited) Six Months Ended
(000’s omitted)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total revenue, net of interest expense	$129,599	$133,813	$242,690	$265,315
Net income	33,051	31,862	60,757	46,274

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 56 through 61 of the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2017.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”).

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The implied fair value of a reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.  The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated.

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

Recently Adopted Accounting Pronouncement
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for award forfeitures, and classification on the statement of cash flows.  The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017.  The new guidance requires entities to prospectively recognize all excess tax benefits and tax deficiencies related to share-based payment awards as income tax benefit or expense in the statement of income when the awards vest or are settled.  Previously, income tax benefits (or deficiencies) were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods.  In addition, excess tax benefits and deficiencies are to be classified as an operating activity in the statement of cash flows, rather than a financing activity as required under prior accounting guidance.  The new guidance also requires employee taxes paid when an employer withholds shares for withholding tax purposes to be classified as a financing activity in the statement of cash flows.  The Company has elected to apply the changes in presentation on the statement of cash flows for excess tax benefits and deficiencies and employee taxes paid when an employer withholds shares on a retrospective basis.  The Company has also elected to continue to incorporate estimated forfeitures in the accrual of compensation expense, and this election had no impact on the Company’s consolidated financial statements.  For the three and six months ended June 30, 2017, the effect on net income from excess tax benefits was $0.3 million, or less than $0.01 per diluted common share, and $2.5 million, or approximately $0.04 per diluted common share, respectively.

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as evaluation of revenue contracts.  The Company’s review is ongoing, and the Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity’s accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period.  The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  The Company expects to recognize lease liabilities and right of use assets associated with these lease agreements; however, the extent of the impact on the Company’s consolidated financial statements is currently under evaluation.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,039,313	$36,666	$181	$2,075,798	$1,876,358	$28,522	$2,118	$1,902,762
Obligations of state and political subdivisions	556,459	17,080	67	573,472	582,655	13,389	1,054	594,990
Government agency mortgage-backed securities	331,925	4,326	2,804	333,447	232,657	5,040	2,467	235,230
Corporate debt securities	2,678	0	7	2,671	5,716	2	31	5,687
Government agency collateralized mortgage obligations	100,252	294	107	100,439	9,225	310	0	9,535
Marketable equity securities	251	246	0	497	252	200	0	452
Total available-for-sale portfolio	$3,030,878	$58,612	$3,166	$3,086,324	$2,706,863	$47,463	$5,670	$2,748,656

Other Securities:
Federal Home Loan Bank common stock	$18,439			$18,439	$12,191			$12,191
Federal Reserve Bank common stock	19,806			19,806	19,781			19,781
Certificates of deposit	14,450			14,450	0			0
Other equity securities	5,994			5,994	3,764			3,764
Total other securities	$58,689			$58,689	$35,736			$35,736

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2017

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	22	$181,119	$181	0	$0	$0	22	$181,119	$181
Obligations of state and political subdivisions	17	9,528	67	0	0	0	17	9,528	67
Government agency mortgage-backed securities	123	168,879	1,897	17	23,077	907	140	191,956	2,804
Corporate debt securities	1	2,671	7	0	0	0	1	2,671	7
Government agency collateralized mortgage obligations	30	70,273	107	2	2	0	32	70,275	107
Total available-for-sale investment portfolio	193	$432,470	$2,259	19	$23,079	$907	212	$455,549	$3,166

As of December 31, 2016

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$449,242	$2,118	0	$0	$0	13	$449,242	$2,118
Obligations of state and political subdivisions	197	102,106	1,054	0	0	0	197	102,106	1,054
Government agency mortgage-backed securities	57	83,862	1,637	15	21,788	830	72	105,650	2,467
Corporate debt securities	1	2,677	31	0	0	0	1	2,677	31
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	268	$637,887	$4,840	17	$21,790	$830	285	$659,677	$5,670

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2017 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$39,223	$39,463
Due after one through five years	1,382,389	1,406,162
Due after five years through ten years	972,921	995,474
Due after ten years	203,917	210,842
Subtotal	2,598,450	2,651,941
Government agency mortgage-backed securities	331,925	333,447
Government agency collateralized mortgage obligations	100,252	100,439
Total	$3,030,627	$3,085,827

As of June 30, 2017, $190.4 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of June 30, 2017 have an overnight and continuous maturity.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	June 30, 2017	December 31, 2016
Consumer mortgage	$2,211,412	$1,819,701
Business lending	2,479,152	1,490,076
Consumer indirect	1,057,664	1,044,972
Consumer direct	185,589	191,815
Home equity	427,483	401,998
Gross loans, including deferred origination costs	6,361,300	4,948,562
Allowance for loan losses	(47,451)	(47,233)
Loans, net of allowance for loan losses	$6,313,849	$4,901,329

The outstanding balance related to credit impaired acquired loans was $21.7 million and $6.6 million at June 30, 2017 and December 31, 2016, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2016	$498
Accretion recognized, year-to-date	(264)
Net reclassification to accretable from non-accretable	117
Merchants acquisition	769
Balance at June 30, 2017	$1,120

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$9,853	$946	$10,291	$21,090	$1,677,754	$1,698,844
Business lending	6,592	527	2,664	9,783	1,275,259	1,285,042
Consumer indirect	12,772	115	0	12,887	1,017,860	1,030,747
Consumer direct	1,491	31	0	1,522	176,192	177,714
Home equity	883	21	1,404	2,308	312,593	314,901
Total	$31,591	$1,640	$14,359	$47,590	$4,459,658	$4,507,248

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$2,002	$195	$3,839	$6,036	$0	$506,532	$512,568
Business lending	5,283	0	1,701	6,984	14,781	1,172,345	1,194,110
Consumer indirect	171	3	0	174	0	26,743	26,917
Consumer direct	149	0	0	149	0	7,726	7,875
Home equity	908	44	1,134	2,086	0	110,496	112,582
Total	$8,513	$242	$6,674	$15,429	$14,781	$1,823,842	$1,854,052

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$11,379	$1,180	$11,352	$23,911	$1,635,849	$1,659,760
Business lending	3,921	145	3,811	7,877	1,269,789	1,277,666
Consumer indirect	13,883	166	0	14,049	1,000,776	1,014,825
Consumer direct	1,549	58	0	1,607	180,315	181,922
Home equity	1,250	414	1,437	3,101	315,928	319,029
Total	$31,982	$1,963	$16,600	$50,545	$4,402,657	$4,453,202

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,539	$205	$2,332	$4,076	$0	$155,865	$159,941
Business lending	528	0	1,252	1,780	5,553	205,077	212,410
Consumer indirect	231	3	0	234	0	29,913	30,147
Consumer direct	231	0	0	231	0	9,662	9,893
Home equity	778	905	435	2,118	0	80,851	82,969
Total	$3,307	$1,113	$4,019	$8,439	$5,553	$481,368	$495,360

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”,  “classified”, or “doubtful”.  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2017			December 31, 2016
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,053,414	$1,114,822	$2,168,236	$1,051,005	$162,165	$1,213,170
Special mention	140,514	29,799	170,313	135,602	29,690	165,292
Classified	91,114	34,708	125,822	90,585	15,002	105,587
Doubtful	0	0	0	474	0	474
Acquired impaired	0	14,781	14,781	0	5,553	5,553
Total	$1,285,042	$1,194,110	$2,479,152	$1,277,666	$212,410	$1,490,076

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,687,607	$1,030,632	$177,683	$313,476	$3,209,398
Nonperforming	11,237	115	31	1,425	12,808
Total	$1,698,844	$1,030,747	$177,714	$314,901	$3,222,206

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$508,534	$26,914	$7,875	$111,404	$654,727
Nonperforming	4,034	3	0	1,178	5,215
Total	$512,568	$26,917	$7,875	$112,582	$659,942

The following table details the balances in all other loan categories at December 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,647,228	$1,014,659	$181,864	$317,178	$3,160,929
Nonperforming	12,532	166	58	1,851	14,607
Total	$1,659,760	$1,014,825	$181,922	$319,029	$3,175,536

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$157,404	$30,144	$9,893	$81,629	$279,070
Nonperforming	2,537	3	0	1,340	3,880
Total	$159,941	$30,147	$9,893	$82,969	$282,950

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of June 30, 2017 and December 31, 2016 follows:

(000’s omitted)	June 30, 2017	December 31, 2016
Loans with allowance allocation	$0	$1,109
Loans without allowance allocation	580	556
Unpaid principal balance	580	1,665
Contractual balance	2,229	3,340
Allowance for loan loss allocated	0	477

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and six months ended June 30, 2017 and 2016 was immaterial.

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

Information regarding TDRs as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017						December 31, 2016
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	47	$2,060	44	$1,825	91	$3,885	36	$1,520	45	$1,956	81	$3,476
Business lending	8	416	5	392	13	808	6	91	5	690	11	781
Consumer indirect	0	0	78	774	78	774	0	0	78	771	78	771
Consumer direct	0	0	11	73	11	73	0	0	23	65	23	65
Home equity	12	239	7	210	19	449	14	221	7	216	21	437
Total	67	$2,715	145	$3,274	212	$5,989	56	$1,832	158	$3,698	214	$5,530

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2017 and 2016.  Of the loans noted in the table below, all loans for the three months and six months ended June 30, 2017 and 2016 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	1	$43	5	$437
Business lending	3	363	2	51
Consumer indirect	8	80	9	118
Consumer direct	1	0	1	52
Home equity	0	0	3	73
Total	13	$486	20	$731

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	8	$545	8	$652
Business lending	3	363	2	51
Consumer indirect	14	156	20	331
Consumer direct	4	14	1	52
Home equity	2	98	4	73
Total	31	$1,176	35	$1,159

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2017
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,149	$16,857	$13,996	$2,852	$2,359	$773	$110	$47,096
Charge-offs	(258)	(245)	(1,695)	(470)	(190)	0	(183)	(3,041)
Recoveries	11	283	1,452	182	7	0	0	1,935
Provision	295	335	165	381	66	83	136	1,461
Ending balance	$10,197	$17,230	$13,918	$2,945	$2,242	$856	$63	$47,451

	Three Months Ended June 30, 2016
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,148	$16,695	$12,334	$2,875	$2,580	$879	$85	$45,596
Charge-offs	(156)	(770)	(1,545)	(389)	(80)	0	(26)	(2,966)
Recoveries	38	156	1,140	238	19	0	0	1,591
Provision	(177)	868	1,286	296	(19)	(29)	80	2,305
Ending balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526

	Six Months Ended June 30, 2017
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,094	$17,220	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(343)	(938)	(3,642)	(888)	(228)	0	(184)	(6,223)
Recoveries	18	354	2,321	427	32	0	0	3,152
Provision	428	594	1,457	427	39	205	139	3,289
Ending balance	$10,197	$17,230	$13,918	$2,945	$2,242	$856	$63	$47,451

	Six Months Ended June 30, 2016
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(243)	(979)	(3,401)	(852)	(137)	0	(26)	(5,638)
Recoveries	83	291	2,255	460	28	0	0	3,117
Provision	(185)	1,888	1,939	415	(57)	(351)	(3)	3,646
Ending balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2017			December 31, 2016
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(34,305)	$28,597	$39,688	$(32,581)	$7,107
Other intangibles	83,767	$(14,565)	69,202	17,853	(9,258)	8,595
Total amortizing intangibles	$146,669	$(48,870)	$97,799	$57,541	$(41,839)	$15,702

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2017	$9,853
2018	17,259
2019	14,502
2020	12,043
2021	10,288
Thereafter	33,854
Total	$97,799

Shown below are the components of the Company’s goodwill at December 31, 2016 and June 30, 2017:

(000’s omitted)	December 31, 2016	Activity	June 30, 2017
Goodwill	$469,966	$268,462	$738,428
Accumulated impairment	$(4,824)	$0	$(4,824)
Goodwill, net	$465,142	$268,462	$733,604

NOTE G:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Statutory Trust III (“CST III”), Community Capital Trust IV (“CCT IV”) and MBVT Statutory Trust I (“MBVT I”), of which 100% of the common stock is owned by the Company.  The common stock of MBVT Statutory Trust I was acquired in the Merchants merger.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CST III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.75%)	7/31/2031	Par
CCT IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.89%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (3.20%)	12/31/2034	Par

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

Effective May 12, 2017, the Merchants Bank Pension Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial gain of approximately $1.9 million, due primarily to a gain on plan assets that was partially offset by a decrease in the discount rate from 4.50% to 4.40% as of the valuation date.  The Company made a $2.9 million contribution to its defined benefit pension plan in the first quarter of 2017, and made a $2.0 million contribution to the Merchants Bank Pension Plan in the second quarter of 2017.

The net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1,067	$1,027	$2,106	$2,052	$0	$0	$0	$0
Interest cost	1,449	1,406	2,812	2,812	19	20	38	41
Expected return on plan assets	(3,407)	(2,961)	(6,529)	(5,921)	0	0	0	0
Amortization of unrecognized net loss	209	377	472	754	2	(1)	4	(3)
Amortization of prior service cost	17	11	30	22	(45)	(45)	(89)	(89)
Net periodic benefit cost (income)	$(665)	$(140)	$(1,109)	$(281)	$(24)	$(26)	$(47)	$(51)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2017.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2017, compared to approximately 0.8 million weighted-average anti-dilutive stock options outstanding for the three months ended June 30, 2016, and approximately 0.7 million weighted-average anti-dilutive stock options outstanding for the six months ended June 30, 2016 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2017	2016	2017	2016
Net income	$17,191	$25,857	$43,448	$50,260
Income attributable to unvested stock-based compensation awards	(83)	(151)	(219)	(242)
Income available to common shareholders	$17,108	$25,706	$43,229	$50,018

Weighted-average common shares outstanding – basic	48,525	44,021	46,913	43,942
Basic earnings per share	$0.35	$0.58	$0.92	$1.14

Net income	$17,191	$25,857	$43,448	$50,260
Income attributable to unvested stock-based compensation awards	(83)	(151)	(219)	(242)
Income available to common shareholders	$17,108	$25,706	$43,229	$50,018

Weighted-average common shares outstanding – basic	48,525	44,021	46,913	43,942
Assumed exercise of stock options	626	357	665	347
Weighted-average common shares outstanding – diluted	49,151	44,378	47,578	44,289
Diluted earnings per share	$0.35	$0.58	$0.91	$1.13

Stock Repurchase Program
At its December 2016 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.2 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first six months of 2017.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	June 30, 2017	December 31, 2016
Commitments to extend credit	$924,039	$773,442
Standby letters of credit	24,511	22,656
Total	$948,550	$796,098

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,928,311	$147,487	$0	$2,075,798
Obligations of state and political subdivisions	0	573,472	0	573,472
Government agency mortgage-backed securities	0	333,447	0	333,447
Corporate debt securities	0	2,671	0	2,671
Government agency collateralized mortgage obligations	0	100,439	0	100,439
Marketable equity securities	497	0	0	497
Total available-for-sale investment securities	1,928,808	1,157,516	0	3,086,324
Mortgage loans held for sale	0	26	0	26
Commitments to originate real estate loans for sale	0	0	179	179
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1,140	0	1,140
Interest rate swap agreements liability	0	(922)	0	(922)
Total	$1,928,808	$1,157,765	$179	$3,086,752

	December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,902,762	$0	$0	$1,902,762
Obligations of state and political subdivisions	0	594,990	0	594,990
Government agency mortgage-backed securities	0	235,230	0	235,230
Corporate debt securities	0	5,687	0	5,687
Government agency collateralized mortgage obligations	0	9,535	0	9,535
Marketable equity securities	452	0	0	452
Total available-for-sale investment securities	1,903,214	845,442	0	2,748,656
Mortgage loans held for sale	0	2,416	0	2,416
Commitments to originate real estate loans for sale	0	0	54	54
Forward sales commitments	0	3	0	3
Total	$1,903,214	$847,861	$54	$2,751,129

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

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2017 was approximately $0.02 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

•
Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor.  The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$114	$282	$54	$117
Total losses included in earnings (1)	(114)	(282)	(168)	(399)
Commitments to originate real estate loans held for sale, net	179	361	293	643
Ending balance	$179	$361	$179	$361

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

	June 30, 2017				December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$0	$633	$633
Other real estate owned	0	0	2,491	2,491	0	0	1,966	1,966
Total	$0	$0	$2,491	$2,491	$0	$0	$2,599	$2,599

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 96% at June 30, 2017 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at June 30, 2017.

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

(000's omitted)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$2,491	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 96.0% (35.8%)
Commitments to originate real estate loans for sale	179	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,966	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 97.0% (29.6%)
Impaired loans	633	Fair value of collateral	Estimated cost of disposal/market adjustment	15.0% - 50.0% (36.5%)
Commitments to originate real estate loans for sale	54	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,313,849	$6,377,803	$4,901,329	$4,935,140
Financial liabilities:
Deposits	8,625,605	8,613,815	7,075,954	7,071,191
Short-term borrowings	179,000	179,000	146,200	146,200
Securities sold under agreement to repurchase, short-term	190,445	190,445	0	0
Other long-term debt	3,608	3,590	0	0
Subordinated debt held by unconsolidated subsidiary trusts	122,802	122,802	102,170	90,144

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

Borrowings and subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation. The fair value of FHLB overnight advances and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for long-term borrowings and subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities. The difference between the carrying values of long-term borrowings and subordinated debt held by unconsolidated subsidiary trusts, and their fair values, are not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at June 30, 2017.  The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers totaling $39.8 million at June 30, 2017.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $39.8 million at June 30, 2017. At June 30, 2017, the weighted average receive rate of these interest rate swaps was 3.11%, the weighted average pay rate was 3.85% and the weighted average maturity was 7.0 years.  The fair values of $0.9 million and $0.9 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at June 30, 2017. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $7.1 million at June 30, 2017 that were designated as fair value hedges of certain fixed rate loans with municipalities. At June 30, 2017, the weighted average receive rate of these interest rate swaps was 2.12%, the weighted average pay rate was 3.11% and the weighted average maturity was 16.0 years. The fair value of $0.2 million at June 30, 2017, was reflected as a reduction to loans and an increase to other assets.  The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

The Company assessed its counterparty risk at June 30, 2017 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Northern, Central, and Western New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC (formerly Harbridge Consulting Group, LLC), BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC, and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc. (“CISI”), and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Net interest income	$77,872	$94	$63	$0	$78,029
Provision for loan losses	1,461	0	0	0	1,461
Noninterest revenues	18,062	21,118	12,733	(687)	51,226
Amortization of intangible assets	1,170	2,343	750	0	4,263
Acquisition expenses	22,729	117	50	0	22,896
Other operating expenses	53,890	13,068	9,449	(687)	75,720
Income before income taxes	$16,684	$5,684	$2,547	$0	$24,915
Assets	$10,635,177	$217,020	$75,382	$(43,533)	$10,884,046
Goodwill	$631,148	$84,552	$17,904	$0	$733,604

Three Months Ended June 30, 2016
Net interest income	$68,220	$38	$48	$0	$68,306
Provision for loan losses	2,305	0	0	0	2,305
Noninterest revenues	16,594	12,067	10,706	(595)	38,772
Amortization of intangible assets	691	114	598	0	1,403
Acquisition expenses	31	0	232	0	263
Other operating expenses	47,584	9,432	8,269	(595)	64,690
Income before income taxes	$34,203	$2,559	$1,655	$0	$38,417
Assets	$8,675,329	$34,814	$68,945	$(36,977)	$8,742,111
Goodwill	$440,870	$8,018	$16,254	$0	$465,142

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Net interest income	$145,006	$172	$125	$0	$145,303
Provision for loan losses	3,289	0	0	0	3,289
Noninterest revenues	33,929	38,754	24,212	(1,351)	95,544
Amortization of intangible assets	1,724	3,933	1,374	0	7,031
Acquisition expenses	23,250	1,179	183	0	24,612
Other operating expenses	103,383	24,438	18,341	(1,351)	144,811
Income before income taxes	$47,289	$9,376	$4,439	$0	$61,104

Six Months Ended June 30, 2016
Net interest income	$135,019	$77	$91	$0	$135,187
Provision for loan losses	3,646	0	0	0	3,646
Noninterest revenues	31,907	24,457	21,850	(1,161)	77,053
Amortization of intangible assets	1,410	230	1,205	0	2,845
Acquisition expenses	99	0	241	0	340
Other operating expenses	96,046	18,879	17,076	(1,161)	130,840
Income before income taxes	$65,725	$5,425	$3,419	$0	$74,569

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2017 and 2016, although in some circumstances the first quarter of 2017 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2017, “second quarter” refers to the three months ended June 30, 2017, “YTD” refers to the six months ended June 30, 2017, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 47.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 59-65 of the most recent Form 10-K (fiscal year ended December 31, 2016) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on a “net adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with acquisitions.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and financial services to retail, commercial and municipal customers. The Company’s banking subsidiary is Community Bank, N.A, (the “Bank” or “CBNA”). The Company also provides employee benefit, wealth management and insurance-related services.

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

On January 1, 2017, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), acquired certain assets of Benefits Advisory Service, Inc. (“BAS”), a benefits consulting group headquartered in Forest Hills, New York.  The Company paid $1.2 million in cash to acquire the assets of BAS and recorded intangible assets of $1.2 million in conjunction with the acquisition.

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine in 2008 as a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. (“BPAS”) and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.4 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and $76.5 million in goodwill.

On March 1, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of certain assets of Dryfoos Insurance Agency, Inc. (“Dryfoos”), an insurance agency headquartered in Hazleton, Pennsylvania.  The Company paid $3.3 million in cash to acquire the assets of Dryfoos, and recorded goodwill in the amount of $1.7 million and other intangible assets of $1.6 million in conjunction with the acquisition.

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $1.99 billion of assets, including $1.49 billion of loans and $370.5 million of investment securities, as well as $1.45 billion of deposits and $190.3 million in goodwill.

Second quarter and year-to-date net income decreased compared to the comparable 2016 timeframes by $8.7 million and $6.8 million, respectively.  Earnings per share of $0.35 for the second quarter of 2017 was down $0.23 from the second quarter of 2016, while 2017 year-to-date earnings per share of $0.91 was $0.22 lower than 2016 year-to-date earnings per share.  The decreases in net income and earnings per share were primarily due to increases in noninterest expenses including $22.9 million of acquisition expenses associated with the Merchants transaction and diluted shares outstanding; partially offset by higher net interest income, a lower provision for loan losses and higher noninterest revenues, primarily related to the Merchants and NRS acquisitions.  Second quarter and year-to-date net income adjusted to exclude acquisition expenses and amortization of intangibles increased $9.0 million as compared to the second quarter of 2016 and increased $13.0 million compared to June YTD 2016, respectively.  Earnings per share adjusted to exclude acquisition expenses and amortization of intangibles of $0.73 for the second quarter increased $0.13 compared to the second quarter of 2016, while earnings per share adjusted for acquisition expenses and amortization of intangibles of $1.37 for the first six months of 2017 increased $0.20 compared to the first six months of 2016.

The growth in loans and deposits was evident as balances showed increases on both an average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2016.  The increases were a result of the Merchants acquisition completed in May 2017 combined with organic growth.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities have moderated recently.  U.S. market interest rates have generally increased 50 to 75 basis points over the past year.  The cost of funds remained consistent with prior year periods, as the benefit from a larger proportion of deposits coming from lower rate and noninterest-bearing accounts, instead of higher cost time deposits has been offset by higher short-term interest rates and borrowing balances.

The second quarter 2017 provision for loan losses was $0.8 million lower than the second quarter of 2016, reflective of lower levels of net charge-offs and improvement in certain asset quality metrics.  Second quarter 2017 nonperforming loan ratios improved modestly compared to the second quarter of 2016 and delinquent loan ratios were comparable to those experienced in the second quarter of 2016.  Net charge-offs were $1.1 million for the second quarter of 2017, compared to $1.4 million of net charge-offs for the second quarter of 2016.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $17.2 million and $43.4 million, respectively, decreased $8.7 million, or 33.5%, as compared to the second quarter of 2016 and decreased $6.8 million, or 13.6%, compared to June YTD 2016.  Earnings per share of $0.35 for the second quarter was down $0.23 compared to the second quarter of 2016, while earnings per share for the first six months of 2017 of $0.91 was $0.22 lower than the first six months of 2016.  The decreases in net income and earnings per share are primarily the result of higher noninterest expenses including acquisition costs and an increase in diluted shares outstanding; partially offset by higher net interest income, a lower provision for loan losses and higher noninterest revenues, primarily attributable to the Merchants and NRS acquisitions.  Net income adjusted to exclude acquisition expenses and amortization of intangibles of $35.9 million and $65.4 million for the second quarter and June YTD, respectively, increased $9.0 million, or 33.2%, as compared to the second quarter of 2016 and increased $13.0 million, or 24.9%, compared to June YTD 2016.  Earnings per share adjusted to exclude acquisition expenses and amortization of intangibles of $0.73 for the second quarter, was up $0.13 compared to the second quarter of 2016, while earnings per share adjusted to exclude acquisition expenses and amortization of intangibles of $1.37 for the first six months of 2017, up $0.20 compared to the first six months of 2016.

As reflected in Table 1, second quarter net interest income of $78.0 million was up $9.7 million, or 14.2%, from the comparable prior year period.  Net interest income for the first six months of 2017 increased $10.1 million, or 7.5%, versus the first half of 2016.  The quarterly and year-over-year improvement resulted from an increase in interest-earning assets, primarily from the Merchants acquisition as well as from organic loan growth, partially offset by a decrease in investment yields.

The provision for loan losses for the second quarter and June YTD decreased $0.8 million and $0.4 million as compared to the second quarter and first six months of 2016, respectively, reflective of an improvement in asset quality metrics from the prior year periods.

Second quarter and year-to-date noninterest revenues were $51.2 million and $95.5 million, respectively, up $12.5 million, or 32.1%, from the second quarter of 2016 and up $18.5 million, or 24.0%, from the first six months of 2016.  The increase was a result of the Merchants acquisition completed in May 2017 and the NRS, Dryfoos and BAS acquisitions completed in the first quarter of 2017, as well as organic revenue growth generated by the Company’s other financial services subsidiaries and an increase in banking noninterest income.

Noninterest expenses of $102.9 million and $176.5 million for the second quarter and June YTD periods reflected an increase of $36.5 million, or 55.0%, from the second quarter of 2016 and an increase of $42.4 million, or 31.7%, from the first six months of 2016.  Excluding acquisition-related expenses, 2017 operating expenses were $13.9 million higher for the second quarter and $18.2 million higher for the year-to-date timeframe.  The increases in noninterest expenses were mostly a result of operating a larger franchise, including the impact of the Merchants and NRS acquisitions.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2017	2016	2017	2016
Net interest income	$78,029	$68,306	$145,303	$135,187
Provision for loan losses	1,461	2,305	3,289	3,646
Noninterest revenues	51,226	38,772	95,544	77,053
Noninterest expenses	102,879	66,356	176,454	134,025
Income before income taxes	24,915	38,417	61,104	74,569
Income taxes	7,724	12,560	17,656	24,309
Net income	$17,191	$25,857	$43,448	$50,260

Diluted weighted average common shares outstanding	49,386	44,636	47,815	44,502
Diluted earnings per share	$0.35	$0.58	$0.91	$1.13

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $80.4 million, a $9.5 million, or 13.4%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $1.03 billion from the second quarter of 2016, primarily related to the Merchants acquisition and organic loan growth, partially offset by a $602.1 million increase in average interest-bearing liabilities and a one basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the second quarter volume increase in interest-earning assets combined with a slight rate increase on interest-earning assets had a $10.1 million favorable impact on net interest income, while the volume increase on interest-bearing liabilities and the slight rate increase on interest-bearing liabilities had a $0.6 million unfavorable impact on net interest income.  June YTD net interest income, as reflected in Table 2b, of $150.0 million increased $9.7 million, or 6.9%, from the year-earlier period.  The June YTD increase resulted from an increase in interest-earning assets of $573.7 million from the prior year, reflective of the Merchants acquisition and organic loan growth, partially offset by a one basis point decrease in the earning asset yield, a $285.5 million increase in average interest-bearing liabilities and a modest increase in the rate paid on interest-bearing liabilities.  The volume increase in interest-earning assets had a $10.9 million favorable impact on June YTD net interest income, while the rate decrease on interest-earning assets, the volume increase on interest-bearing liabilities and modest rate increase on interest-bearing liabilities had a $1.2 million unfavorable impact on net interest income.

The lower net interest margin for the second quarter of 2017 as compared to the second quarter of 2016 was the result of an increase in the average rate on interest-bearing liabilities by one basis point, while the average yield on interest-earning assets was flat.  The net interest margin of 3.69% for the first six months of 2017 was one basis point lower than the comparable period of 2016.  The yield on interest-earning assets declined one basis point, and the rate on interest-bearing liabilities remained consistent for the first six months of 2017 as compared to the prior year period.

The average yield on earning assets for the quarter was equal to the prior year quarter and was the result of an increase in the average yield on loans being entirely offset by a decrease in the average yield on investments.  For the second quarter, the average yield on loans increased by six basis points compared to the prior year period, while the average yield on investments, including cash equivalents, declined 20 basis points.  The one basis point decrease in the yield on earning assets for the first six months of 2017 was the result of a 13 basis point decrease in the average yield on investments, including cash equivalents, from the comparable period of 2016, partially offset by a three basis point increase in the average yield on loans.  The modest increase in the loan yield was due primarily to an increase in acquired loan accretion on the acquired Merchants portfolio.  The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments or being used to pay down external borrowings.

The average rate on interest-bearing liabilities increased by one basis point compared to the prior year quarter as the average rate paid on external borrowings increased four basis points for the second quarter due to higher short-term interest rates, while the rate paid on interest-bearing deposits remained consistent with the period year quarter.  For the first six months of 2017, the average rate on borrowings increased 34 basis points and the average rate on interest-bearing deposits decreased one basis point from the comparable prior year period.  The increase in the average cost of borrowings was primarily the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component, as well as increased costs resulting from increases in the federal funds rate in December 2016, March 2017 and June 2017.

The second quarter and year-to-date average balance of investments, including cash equivalents, increased $201.1 million and $93.8 million, respectively, as compared to the corresponding prior year periods.  This growth was principally the result of securities acquired in the Merchants transaction.  Average loan balances increased $829.2 million for the quarter and $480.0 million year-to-date as compared to the prior year, with $760.0 million for the quarter and $382.2 million year-to-date as a result of the Merchants acquisition and the remainder coming from organic loan growth.

The quarterly and year-to-date increases in average interest-bearing deposits of $504.4 million and $295.9 million, respectively, were primarily a result of the Merchants transaction, as well as the addition of new customers and growth in the balances of existing accounts.  The Merchants transaction was responsible for $416.8 million of the quarterly increase and $209.5 million of the year-to-date increase in average interest-bearing deposits.  The average borrowing balance, including overnight borrowings at the FHLB, subordinated debt held by unconsolidated subsidiary trusts, securities sold under agreement to repurchase and other long-term debt, increased $97.7 million for the quarter, with $145.5 million in average borrowings for the quarter related to the Merchants acquisition, partially offset by a decrease in overnight FHLB borrowings. The average borrowing balance decreased $10.4 million for the year-to-date period, reflective of a decrease in overnight FHLB borrowings due to additional funding from acquired and organic deposit growth, partially offset by $73.2 million in average borrowings related to the Merchants acquisition.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 37.9% and 38.2% in 2017 and 2016, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs as well as accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$52,956	$130	0.99%	$19,456	$22	0.46%
Taxable investment securities (1)	2,408,020	15,045	2.51%	2,178,448	13,994	2.58%
Nontaxable investment securities (1)	526,962	5,988	4.56%	588,897	7,047	4.81%
Loans (net of unearned discount)(2)	5,695,781	62,659	4.41%	4,866,574	52,652	4.35%
Total interest-earning assets	8,683,719	83,822	3.87%	7,653,375	73,715	3.87%
Noninterest-earning assets	1,274,834			1,003,278
Total assets	$9,958,553			$8,656,653

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,257,721	1,283	0.10%	$4,756,244	1,060	0.09%
Time deposits	763,975	782	0.41%	761,043	812	0.43%
FHLB overnight borrowings	99,314	296	1.19%	147,108	210	0.58%
Other borrowings	134,833	97	0.29%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	112,828	935	3.33%	102,155	722	2.84%
Total interest-bearing liabilities	6,368,671	3,393	0.21%	5,766,550	2,804	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,948,434			1,532,322
Other liabilities	185,601			151,428
Shareholders' equity	1,455,847			1,206,353
Total liabilities and shareholders' equity	$9,958,553			$8,656,653

Net interest earnings		$80,429			$70,911

Net interest spread			3.66%			3.67%
Net interest margin on interest-earning assets			3.72%			3.73%

Fully tax-equivalent adjustment		$2,400			$2,605

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$46,618	$209	0.90%	$20,906	$48	0.46%
Taxable investment securities (1)	2,306,163	28,532	2.49%	2,175,716	27,564	2.55%
Nontaxable investment securities (1)	533,702	12,149	4.59%	596,097	13,978	4.72%
Loans (net of unearned discount)(2)	5,319,527	115,200	4.37%	4,839,575	104,405	4.34%
Total interest-earning assets	8,206,010	156,090	3.84%	7,632,294	145,995	3.85%
Noninterest-earning assets	1,150,246			998,165
Total assets	$9,356,256			$8,630,459

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,053,785	2,311	0.09%	$4,711,209	2,089	0.09%
Time deposits	729,908	1,484	0.41%	776,571	1,677	0.43%
FHLB overnight borrowings	87,430	444	1.02%	170,962	497	0.59%
Other borrowings	67,790	97	0.29%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	107,530	1,741	3.26%	102,153	1,416	2.78%
Total interest-bearing liabilities	6,046,443	6,077	0.20%	5,760,895	5,679	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,785,360			1,529,954
Other liabilities	167,536			147,811
Shareholders' equity	1,356,917			1,191,799
Total liabilities and shareholders' equity	$9,356,256			$8,630,459

Net interest earnings		$150,013			$140,316

Net interest spread			3.64%			3.65%
Net interest margin on interest-earning assets			3.69%			3.70%

Fully tax-equivalent adjustment		$4,710			$5,129

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

Table 3: Rate/Volume

	Three months ended June 30, 2017 versus June 30, 2016 Increase (Decrease) Due to Change in (1)			Six months ended June 30, 2017 versus June 30, 2016 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$64	$44	$108	$90	$71	$161
Taxable investment securities	1,443	(392)	1,051	1,625	(657)	968
Nontaxable investment securities	(716)	(343)	(1,059)	(1,430)	(399)	(1,829)
Loans	9,108	899	10,007	10,393	402	10,795
Total interest-earning assets (2)	9,946	161	10,107	10,917	(822)	10,095

Interest paid on:
Interest checking, savings and money market deposits	117	106	223	155	67	222
Time deposits	3	(33)	(30)	(98)	(95)	(193)
FHLB overnight borrowings	(86)	172	86	(314)	261	(53)
Other borrowings	97	0	97	97	0	97
Subordinated debt held by unconsolidated subsidiary trusts	79	134	213	78	247	325
Total interest-bearing liabilities (2)	307	282	589	285	113	398

Net interest earnings (2)	9,544	(26)	9,518	10,493	(796)	9,697

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services, Inc. (“CISI”)) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2017	2016	2017	2016
Deposit service fees	$16,655	$15,008	$31,362	$28,742
Employee benefit services	20,662	11,671	37,851	23,682
Insurance revenues	6,965	5,797	13,365	11,638
Wealth management services	5,537	4,699	10,398	9,815
Other banking services	724	1,126	1,511	2,247
Mortgage banking	683	471	1,055	929
Subtotal	51,226	38,772	95,542	77,053
Gain on sales of investment securities, net	0	0	2	0
Total noninterest revenues	$51,226	$38,772	$95,544	$77,053

Noninterest revenues/operating revenues (FTE basis) (1)	38.9%	35.3%	38.9%	35.4%

(1)
For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities. Operating revenues is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities.

As displayed in Table 4, noninterest revenues were $51.2 million for the second quarter of 2017 and $95.5 million for the first six months of 2017.  This represents an increase of $12.5 million, or 32.1%, for the quarter and $18.5 million, or 24.0%, for the YTD period in comparison to 2016, with the increase primarily related to incremental banking revenues from the Merchants acquisition and financial services revenues from the NRS acquisition.

General recurring banking noninterest revenue of $17.4 million for the second quarter and $32.9 million for the first six months of 2017 were up $1.2 million, or 7.7%, and $1.9 million, or 6.1%, respectively, as compared to the corresponding prior year periods.  This year-over-year increase was primarily driven by an expanded customer base following the Merchants transaction, which was completed in May 2017, and an increase in deposit service fees resulting from increased debit card-related revenue.

Mortgage banking income totaled $0.7 million for the second quarter of 2017 and $1.1 million for the first six months of 2017, an increase of $0.2 million and $0.1 million, respectively, as compared to the corresponding prior periods.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Mortgage loans sold to investors, primarily Fannie Mae, totaled $7.5 million in the second quarter of 2017 and $15.3 million for the first six months of 2017 compared to $11.1 million and $16.6 million in the respective comparable prior year periods.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $9.0 million, or 77.0%, and $14.2 million, or 59.8%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods, primarily related to the NRS acquisition completed in February 2017.  Wealth management and insurance services revenues were up $2.0 million for the second quarter of 2017 and up $2.3 million 2017 YTD as compared to the comparable time periods of 2016, primarily due to revenue growth from OneGroup.

The ratio of noninterest revenues to total revenues (FTE basis) was 38.9% for both the quarter and the six months ended June 30, 2017, versus 35.3% and 35.4% for the comparable periods of 2016.  The increase for the year-to-date period is a function of a 24.0% increase in non-interest income while net interest income (FTE basis) increased at a lesser 6.9% rate, primarily the result of the mix of business acquired in the NRS and Merchants transactions.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2017	2016	2017	2016
Salaries and employee benefits	$44,808	$37,950	$86,208	$77,088
Occupancy and equipment	8,637	7,409	16,833	15,072
Data processing and communications	10,395	8,732	18,916	17,142
Amortization of intangible assets	4,263	1,403	7,031	2,845
Legal and professional fees	2,619	1,857	5,033	4,374
Office supplies and postage	1,808	1,846	3,482	3,623
Business development and marketing	2,451	2,149	4,532	4,163
FDIC insurance premiums	925	1,090	1,678	2,192
Acquisition expenses	22,896	263	24,612	340
Other	4,077	3,657	8,129	7,186
Total noninterest expenses	$102,879	$66,356	$176,454	$134,025

Operating expenses(1)/average assets	3.05%	3.01%	3.12%	3.05%
Efficiency ratio(2)	57.5%	59.0%	59.0%	60.2%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis plus noninterest revenues.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $102.9 million and $176.5 million for the second quarter and YTD periods of 2017, respectively, representing an increase of $36.5 million, or 55.0%, and $42.4 million, or 31.7%, from the prior year periods.  Included in the second quarter and YTD 2017 noninterest expenses are $22.6 million and $24.3 million more acquisition-related expenses, respectively, than the corresponding 2016 periods.  Salaries and employee benefits increased $6.9 million, or 18.1%, and $9.1 million, or 11.8%, for the second quarter and YTD periods of 2017, respectively, as compared to the corresponding periods of 2016.  The main drivers of the increase were more average full-time equivalent employees due to the Merchants and NRS acquisitions and annual merit-based personnel cost increases.  The remaining change to operating expenses can be attributed to occupancy and equipment (up $1.2 million for the quarter and $1.8 million YTD), data processing and communications (up $1.7 million for the quarter and $1.8 million YTD), amortization of intangible assets (up $2.9 million for the quarter and $4.2 million YTD), legal and professional (up $0.8 million for the quarter and up $0.7 million YTD), office supplies and postage (consistent with the prior year quarter and down $0.1 million YTD), business development and marketing (up $0.3 million for the quarter and up $0.4 million YTD), FDIC insurance premiums (down $0.2 million for the quarter and $0.5 million YTD), other expenses (up $0.4 million for the quarter and $0.9 million YTD); all of which were primarily driven by the additional costs that are associated with the acquired Merchants and NRS business activities.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by FTE net interest income and non-interest income) was 57.5% for the second quarter, 1.5% favorable to the comparable quarter of 2016.  This resulted from operating income increasing by 20.0% from higher FTE-adjusted net interest income and growth in noninterest revenues, while operating expenses (as described above) increased by a smaller 17.0%.  The efficiency ratio of 59.0% for the first half of 2017 was 1.2% favorable to the first six months of 2016 due to 6.9% higher FTE-adjusted net interest income and a 24.0% increase in noninterest revenues resulting in an increase in operating income of 13.0%, while operating expenses (as described above) increased at a lesser 10.7%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased four basis points and seven basis points versus the prior year quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 17.0% for the quarter and 10.7% for the year-to-date period, while average assets increased at a slower 15.0% for the quarter and 8.4% for the year-to-date period, impacted by the NRS acquisition which by the nature of its business has limited assets levels in relation to its expense base.

Income Taxes

The second quarter and YTD 2017 effective income tax rates were 31.0% and 28.9%, respectively, as compared to the 32.7% and 32.6% for the comparable periods of 2016.  The decline in the rate was primarily attributable to new accounting guidance for share-based transactions that requires all excess tax benefits and deficiencies associated with share-based compensation be recognized as income tax expense or benefit, partially offset by a higher proportion of income being generated from fully-taxable sources.  Excluding the $0.3 million and $2.5 million reduction in income tax expense for the second quarter and YTD 2017, respectively, associated with the change in accounting for share-based transactions, the adjusted effective tax rates for the second quarter and YTD 2017 would have been 32.3% and 33.0%, respectively.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $3.15 billion at the end of the second quarter, an increase of $360.6 million from December 31, 2016 and $213.7 million higher than June 30, 2016.  The book value (excluding unrealized gains and losses) of investments increased $347.0 million from December 31, 2016 and increased $322.9 million from June 30, 2016.  During the first six months of 2017, the Company purchased $4.2 million of obligations of state and political subdivisions with an average yield of 4.27%, and $29.6 million of government agency mortgage-backed securities with an average yield of 2.63%.  The Company also received $73.7 million of investment maturities, calls, and principal payments during the first six months of 2017.  Additionally, $342.9 million of investment securities were acquired as part of the Merchants transaction and $20.3 million of certificates of deposit were acquired as part of the NRS acquisition, of which $7.5 million were subsequently redeemed.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At June 30, 2017, the portfolio had a $55.4 million net unrealized gain, an increase of $13.7 million from the unrealized gain at December 31, 2016 and a $109.2 million decrease from the unrealized gain at June 30, 2016.  These changes in the net unrealized gain were principally driven by the movement in longer-term interest rates over the past year.

Table 6: Investment Securities

	June 30, 2017		December 31, 2016		June 30, 2016
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,039,313	$2,075,798	$1,876,358	$1,902,762	$1,871,049	$1,992,657
Obligations of state and political subdivisions	556,459	573,472	582,655	594,990	611,129	645,488
Government agency mortgage-backed securities	331,925	333,447	232,657	235,230	215,191	223,139
Corporate debt securities	2,678	2,671	5,716	5,687	16,606	16,660
Government agency collateralized mortgage obligations	100,252	100,439	9,225	9,535	11,006	11,502
Marketable equity securities	251	497	252	452	251	417
Total available-for-sale portfolio	3,030,878	3,086,324	2,706,863	2,748,656	2,725,232	2,889,863

Other Securities:
Federal Home Loan Bank common stock	18,439	18,439	12,191	12,191	17,732	17,732
Federal Reserve Bank common stock	19,806	19,806	19,781	19,781	19,780	19,780
Certificates of deposit	14,450	14,450	0	0	0	0
Other equity securities	5,994	5,994	3,764	3,764	3,926	3,926
Total other securities	58,689	58,689	35,736	35,736	41,438	41,438

Total investments	$3,089,567	$3,145,013	$2,742,599	$2,784,392	$2,766,670	$2,931,301

Loans

As shown in Table 7, loans ended the second quarter at $6.36 billion, up $1.46 billion, or 29.7%, from one year earlier and up $1.41 billion, or 28.5%, from the end of 2016.  The growth during the last six and twelve months was primarily attributable to the acquired loans, with $1.41 billion of the increase from the Merchants transaction combined with organic growth.

Table 7: Loans

(000's omitted)	June 30, 2017		December 31, 2016		June 30, 2016
Consumer mortgage	$2,211,412	34.8%	$1,819,701	36.8%	$1,779,295	36.3%
Business lending	2,479,152	39.0%	1,490,076	30.1%	1,536,546	31.3%
Consumer indirect	1,057,664	16.6%	1,044,972	21.1%	993,132	20.2%
Consumer direct	185,589	2.9%	191,815	3.9%	195,959	4.0%
Home equity	427,483	6.7%	401,998	8.1%	399,870	8.2%
Total loans	$6,361,300	100.0%	$4,948,562	100.0%	4,904,802	100.0%

Consumer mortgages increased $432.1 million, or 24.3%, from one year ago and increased $391.7 million, or 21.5%, from December 31, 2016.  Excluding the $367.2 million in consumer mortgage loans acquired from Merchants, consumer mortgages increased $64.9 million, or 3.7%, from one year ago and increased $24.5 million, or 1.4%, from December 31, 2016.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $942.6 million, or 61.3%, from June 30, 2016 and increased $989.1 million, or 66.4%, from December 31, 2016, with $1.00 billion in loans from Merchants, partially offset by contractual and unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $54.2 million, or 4.6%, from one year ago and increased $6.5 million, or 0.52%, from December 31, 2016, with $4.3 million of the increase relating to the Merchants transaction.  The volume of new and used vehicle sales to upper tier credit profile customers in the Company’s primary markets has increased in recent years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads, particularly in the automobile segment.

Home equity loans increased $27.6 million, or 6.9%, from one year ago and increased $25.5 million, or 6.3%, from December 31, 2016, including the $40.4 million of loans associated with the Merchants transaction, partially offset by home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2017 and 2016 and December 31, 2016.

Table 8: Nonperforming Assets

(000's omitted)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans
Consumer mortgage	$14,130	$13,684	$13,844
Business lending	4,365	5,063	5,974
Consumer indirect	0	0	0
Consumer direct	0	0	0
Home equity	2,538	1,872	2,332
Total nonaccrual loans	21,033	20,619	22,150
Accruing loans 90+ days delinquent
Consumer mortgage	1,141	1,385	1,288
Business lending	527	145	342
Consumer indirect	118	169	142
Consumer direct	31	58	26
Home equity	65	1,319	111
Total accruing loans 90+ days delinquent	1,882	3,076	1,909
Nonperforming loans
Consumer mortgage	15,271	15,069	15,132
Business lending	4,892	5,208	6,316
Consumer indirect	118	169	142
Consumer direct	31	58	26
Home equity	2,603	3,191	2,443
Total nonperforming loans	22,915	23,695	24,059
Other real estate owned (OREO)	2,491	1,966	1,726
Total nonperforming assets	$25,406	$25,661	$25,785

Nonperforming loans / total loans	0.36%	0.48%	0.49%
Nonperforming assets / total loans and other real estate	0.40%	0.52%	0.53%
Delinquent loans (30 days old to nonaccruing) to total loans	0.99%	1.19%	1.10%
Net charge-offs to average loans outstanding (quarterly)	0.08%	0.18%	0.11%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.06%	0.17%	0.13%
Provision for loan losses to net charge-offs (quarterly)	132%	120%	168%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	153%	133%	144%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at June 30, 2017 were $25.4 million, a $0.3 million decrease versus the level at the end of 2016 and a $0.4 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.8 million from year-end 2016 and decreased $1.1 million from June 30, 2016.  Other real estate owned (“OREO”) at June 30, 2017 of $2.5 million increased $0.5 million from December 31, 2016 and increased $0.8 million from June 30, 2016.  At June 30, 2017, OREO consisted of six commercial properties with a total value of $1.2 million and 29 residential properties with a total value of $1.3 million.  This compares to five commercial properties with a total value of $0.8 million and 24 residential OREO properties with a total value of $1.2 million at December 31, 2016 and two commercial properties with a total value of $0.3 million and 31 residential properties with a total value of $1.4 million at June 30, 2016.  Nonperforming loans were 0.36% of total loans outstanding at the end of the second quarter; 12 basis points lower than the level at December 31, 2016 and a 13 basis point improvement from the level at June 30, 2016.

Approximately 67% of nonperforming loans at June 30, 2017 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally stabilized over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers and have generally resulted in more favorable nonperforming mortgage ratios.  Approximately 21% of the nonperforming loans at June 30, 2017 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has decreased from the prior year and is below the Company’s longer-term average results as a proportion of  total loans due to general economic improvements, effective problem loan management and maintenance of strict underwriting standards.  The remaining 12% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 207% at the end of the second quarter, as compared to 199% at year-end 2016 and 193% at June 30, 2016.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.99% at the end of the second quarter, 20 basis points below the 1.19% at year-end 2016 and 11 basis points below the 1.10% at June 30, 2016.  The business lending delinquency ratio at the end of the second quarter was three basis points above the level at December 31, 2016 and 12 basis points below the level at June 30, 2016.  The delinquency rates for consumer direct and consumer indirect loans decreased as compared to the level at December 31, 2016, but increased over the level at June 30, 2016.  The delinquency ratio for consumer mortgages decreased as compared to both December 31, 2016 and the level one year ago, while the delinquency ratio for the home equity portfolio decreased as compared to December 31, 2016, but increased over the level at June 30, 2016.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$47,096	$45,596	$47,233	$45,401
Charge-offs:
Consumer mortgage	258	156	343	243
Business lending	428	796	1,122	1,005
Consumer indirect	1,695	1,545	3,642	3,401
Consumer direct	470	389	888	852
Home equity	190	80	228	137
Total charge-offs	3,041	2,966	6,223	5,638
Recoveries:
Consumer mortgage	11	38	18	83
Business lending	283	156	354	291
Consumer indirect	1,452	1,140	2,321	2,255
Consumer direct	182	238	427	460
Home equity	7	19	32	28
Total recoveries	1,935	1,591	3,152	3,117

Net charge-offs	1,106	1,375	3,071	2,521
Provision for loans losses	1,461	2,305	3,289	3,646

Allowance for loan losses at end of period	$47,451	$46,526	$47,451	$46,526
Allowance for loan losses / total loans	0.75%	0.95%	0.75%	0.95%
Allowance for legacy loan losses / total legacy loans (1)	1.01%	1.02%	1.01%	1.02%
Allowance for loan losses / nonperforming loans	207%	193%	207%	193%
Allowance for legacy loan losses / legacy nonperforming loans (1)	284%	224%	284%	224%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.05%	0.03%	0.03%	0.02%
Business lending	0.03%	0.17%	0.09%	0.09%
Consumer indirect	0.09%	0.17%	0.25%	0.24%
Consumer direct	0.61%	0.30%	0.49%	0.40%
Home equity	0.18%	0.06%	0.10%	0.05%
Total loans	0.08%	0.11%	0.12%	0.10%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2017 were $1.1 million, $0.3 million lower than the second quarter of 2016.  Net charge-offs for the six months ended June 30, 2017 were $3.1 million, a $0.6 million increase from the first six months of 2016.  All portfolios experienced higher levels of net charge-offs through the first six months of 2017 as compared to the first six months of 2016, primarily reflective of acquired and organic growth in the loan portfolio balances.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2017 was 0.08%, 10 basis points lower than the fourth quarter of 2016 and three basis points lower than the second quarter of 2016.  Net charge-off ratios for the second quarter of 2017 were below the Company’s average long-term historical levels.  The June YTD net charge-off ratio of 0.12% was 2 basis points above the equivalent prior year period.

The provision for loan losses was $1.5 million in the second quarter, with $1.1 million related to legacy loans and $0.4 million related to acquired loans.  The second quarter provision was $0.8 million lower than the equivalent prior year period, reflective of an improvement in asset quality metrics from the prior timeframe.  The second quarter 2017 loan loss provision was $0.4 million more than the level of net charge-offs for the quarter, reflective of an increase in loan balances.  The allowance for loan losses of $47.5 million as of June 30, 2017 was an increase of $0.9 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan loss to total loans ratio of 0.75% at June 30, 2017, 20 basis points lower than the level at June 30, 2016 and December 31, 2016.

As of June 30, 2017, the purchase discount related to the $1.87 billion of remaining non-impaired loan balances acquired from Merchants, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $35.6 million, or 1.9% of that portfolio, with $1.9 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $7.97 billion in the second quarter were up $920.5 million, or 13.1%, compared to the second quarter of 2016, and increased $894.0 million, or 12.6%, from the fourth quarter of last year, with $731.8 million of the increase from the second quarter of 2016 and the fourth quarter of last year relating to the Merchants transaction.  The mix of average deposit balances continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix resulting in the quarterly average cost of deposits declining from 0.11% in the second quarter of 2016 to 0.10% in the most recent quarter.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the second quarter of 2017 increased $792.8 million, or 13.1%, versus the fourth quarter of 2016 and increased $819.4 million, or 13.6% compared to the year-earlier period, with $679.9 million of the increase over the fourth quarter and year-earlier periods attributable to the Merchants acquisition.  Average public fund deposits for the second quarter increased $101.2 million, or 10.1%, from the fourth quarter of 2016 and $101.2 million, or 10.1%, from the second quarter of 2016.  The Merchants acquisition was responsible for $51.9 million of the increase over the fourth quarter and second quarter 2016 periods.  Public fund deposits as a percentage of total deposits decreased from 14.2% in the second quarter of 2016 to 13.9% in the second quarter of 2017.

Table 10: Quarterly Average Deposits

(000's omitted)	June 30, 2017	December 31, 2016	June 30, 2016
Noninterest checking deposits	$1,948,434	$1,603,703	$1,532,322
Interest checking deposits	1,799,830	1,642,761	1,651,843
Regular savings deposits	1,384,295	1,309,273	1,306,722
Money market deposits	2,073,596	1,806,780	1,797,679
Time deposits	763,975	713,606	761,043
Total deposits	$7,970,130	$7,076,123	$7,049,609

Nonpublic fund deposits	$6,865,687	$6,072,911	$6,046,329
Public fund deposits	1,104,443	1,003,212	1,003,280
Total deposits	$7,970,130	$7,076,123	$7,049,609

Borrowings

The second quarter of 2017 ended with external borrowings of $305.4 million, including overnight borrowings at the FHLB, subordinated debt held by unconsolidated subsidiary trusts and other long-term debt, which were $57.0 million, or 23.0%, higher than borrowings at December 31, 2016.  The Merchants acquisition was responsible for $24.2 million of the increase from December 31, 2016, with $20.6 million in subordinated debt held by unconsolidated subsidiary trusts and $3.6 million in other long-term debt assumed as part of the transaction.  The decrease in borrowings of $64.3 million, or 17.4%, from the end of the second quarter of 2016 was a result of utilizing increased funding from organic deposit growth to reduce overnight borrowings at the FHLB, which was partially offset by the borrowings assumed with the Merchants transaction.

Securities sold under agreement to repurchase, which represent collateralized customer accounts acquired with the Merchants transaction, were $190.4 million at the end of the second quarter of 2017.

Shareholders’ Equity

Total shareholders’ equity of $1.57 billion at the end of the second quarter represents an increase of $374.8 million from the balance at December 31, 2016.  This increase consisted of $78.5 million related to stock issued in connection with the NRS acquisition, $262.3 million related to stock issued in connection with the Merchants acquisition, net income of $43.4 million, a $9.8 million increase in other comprehensive income, $6.2 million from treasury stock issued to the Company’s benefit plans, $2.8 million from shares issued under the employee stock plan and $2.7 million from employee stock options earned, partially offset by dividends declared of $30.9 million.  The change in other comprehensive income was comprised of a $8.4 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.4 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $336.0 million, as net income and the issuance of common stock in association with the NRS and Merchants acquisitions, the employee stock plan and the Company’s benefit plans, more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.19% at the end of the second quarter, down 36 basis points from year-end 2016 and five basis points above its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2016 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 8.7%, primarily from net earnings retention and the issuance of shares in connection with the Merchants and NRS acquisitions, while average assets, excluding intangibles and the market value adjustment on investments, increased 12.6%, primarily due to the Merchants and NRS acquisitions.  The Tier 1 leverage ratio increased as compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 13.7% due to strong earnings retention and the issuance of shares in connection with the Merchants and NRS acquisitions, while average assets excluding intangibles and the market value adjustment, increased 13.1%, driven by organic loan growth, as well as the Merchants and NRS acquisitions.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.08% decreased 1.16% from December 31, 2016 and decreased 1.50% versus June 30, 2016 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The decrease in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible asset levels than the increase in tangible equity due primarily to the impact of intangibles resulting from the Merchants and NRS transactions and the decrease in the investment market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2017 was 71.1%, compared to 54.3% for the six months ended June 30, 2016.  Dividends declared increased 13.3% as the Company’s quarterly dividend per share was raised from $0.31 to $0.32 in August 2016, while net income for June YTD 2017 decreased 13.6% over the prior year period primarily due to the impact of one-time costs incurred in association with the Merchants and NRS acquisitions.  Additionally, the number of common shares outstanding increased 14.3% over the last twelve months including the impact of the 4.68 million shares issued in the Merchants transaction that accounted for 10.6% of the total increase and the 1.32 million shares issued in the NRS transaction that accounted for 3.0% of the total increase.  The 2016 dividend increase marked the Company’s 24th consecutive year of increased dividend payouts to common shareholders.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $179.0 million was outstanding at June 30, 2017.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2017, the Bank had $219.7 million of cash and cash equivalents of which $19.7 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.4 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.2 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2017, this ratio was 10.8% for 30-days and 10.7% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2017, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2017 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2017	2016	2017	2016
Income statement data
Net income
Net income (GAAP)	$17,191	$25,857	$43,448	$50,260
Acquisition expenses	22,896	263	24,612	340
Tax effect of acquisition expenses	(7,098)	(86)	(7,570)	(111)
Subtotal (non-GAAP)	32,989	26,034	60,490	50,489
Amortization of intangibles	4,263	1,403	7,031	2,845
Tax effect of amortization of intangibles	(1,322)	(459)	(2,081)	(928)
Adjusted net income (non-GAAP)	$35,930	$26,978	$65,440	$52,406
Return on average assets
Adjusted net income (non-GAAP)	$35,930	$26,978	$65,440	$52,406
Average total assets	9,958,553	8,656,653	9,356,256	8,630,459
Adjusted return on average assets (non-GAAP)	1.45%	1.25%	1.41%	1.22%
Return on average equity
Adjusted net income (non-GAAP)	$35,930	$26,978	$65,440	$52,406
Average total equity	1,455,847	1,206,353	1,356,917	1,191,799
Adjusted return on average equity (non-GAAP)	9.90%	8.99%	9.73%	8.84%

Earnings per common share
Diluted earnings per share (GAAP)	$0.35	$0.58	$0.92	$1.13
Acquisition expenses	0.46	0.00	0.50	0.00
Tax effect of acquisition expenses	(0.14)	0.00	(0.15)	0.00
Subtotal (non-GAAP)	0.67	0.58	1.27	1.13
Amortization of intangibles	0.09	0.03	0.14	0.06
Tax effect of amortization of intangibles	(0.03)	(0.01)	(0.04)	(0.02)
Diluted adjusted net earnings per share (non-GAAP)	$0.73	$0.60	$1.37	$1.17

Noninterest operating expenses
Noninterest expenses (GAAP)	$102,879	$66,356	$176,454	$134,025
Amortization of intangibles	(4,263)	(1,403)	(7,031)	(2,845)
Acquisition expenses	(22,896)	(263)	(24,612)	(340)
Total adjusted noninterest expenses (non-GAAP)	$75,720	$64,690	$144,811	$130,840

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$75,720	$64,690	$144,811	$130,840
Tax-equivalent net interest income	80,429	70,911	150,013	140,316
Noninterest revenues	51,226	38,772	95,544	77,053
Gain on sales of investments	0	0	(2)	0
Operating revenues (non-GAAP) - denominator	$131,655	$109,683	$245,555	$217,369
Efficiency ratio (non-GAAP)	57.5%	59.0%	59.0%	60.2%

(000's omitted)	June 30, 2017	December 31, 2016	June 30, 2016
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,884,046	$8,666,437	$8,742,111
Intangible assets	(831,403)	(480,844)	(483,478)
Deferred taxes on intangible assets	77,097	43,504	41,528
Total tangible assets (non-GAAP)	$10,129,740	$8,229,097	$8,300,161

Total common equity
Common stock, APIC, Retained earnings, treasury stock and deferred compensation arrangements	$1,555,258	$1,190,257	$1,155,894
Accumulated other comprehensive income	17,642	7,843	81,035
Shareholders' Equity (GAAP)	1,572,900	1,198,100	1,236,929
Intangible assets	(831,403)	(480,844)	(483,478)
Deferred taxes on intangible assets	77,097	43,504	41,528
Total tangible common equity (non-GAAP)	$818,594	$760,760	$794,979

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$818,594	$760,760	$794,979
Total tangible assets (non-GAAP) - denominator	$10,129,740	$8,229,097	8,300,161
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.08%	9.24%	9.58%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 82% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 18% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2017 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  In the -100 basis point model, the prime and federal funds rates move lower in the first quarter of year one while moving the long end of the curve to levels over the three month treasury using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2017
+200 basis points	$(4,889,000)
+100 basis points	$(2,009,000)
-75 basis points	$(3,126,000)

The modeled net interest income (“NII”) decreases in rising rate environments from the flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (year one), the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years two and beyond), the growth in NII improves in the rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 1, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2016 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	2,370	$56.85	0	2,200,000
May 1-31, 2017	0	0	0	2,200,000
June 1-30, 2017 (1)	54,443	$56.53	0	2,200,000
Total	56,813	$56.54

(1) Included in the common shares repurchased were 2,370 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan and 54,443 shares acquired by the Company in connection with the administration of deferred compensation arrangements.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

4.1
Form of Replacement Organizers’ Warrant to purchase Community Bank System, Inc. Common Stock.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on May 18, 2017 (Registration No. 001-13695). (1)

4.2
First Supplemental Indenture, dated as of May 12, 2017, by and among Wilmington Trust Company, Community Bank System, Inc., and Merchants Bancshares, Inc.  Incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed on May 18, 2017 (Registration No. 001-13695). (1)

10.1	Community Bank System, Inc. 2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695).(1)

10.2
Community Bank System, Inc. Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098). (1)

10.3
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed on March 15, 2011. (1)

10.4
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed on March 15, 2011. (1)

10.5
Merchants Bank Amended and Restated Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed on March 15, 2011. (1)

10.6	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed on March 15, 2011. (1)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.(4)

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

Community Bank System, Inc.

Date: August 9, 2017	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2017	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer