Form 10-Q
period 2017-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2017-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to                                           .
Commission File Number: 001-13695

(Exact name of registrant as specified in its charter)

Delaware	16‑1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883.
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,609,149 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2017.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$241,480	$173,857
Available-for-sale investment securities (cost of $3,021,304 and $2,706,863, respectively)	3,074,260	2,748,656
Other securities, at cost	50,958	35,736
Loans held for sale, at fair value	1,268	2,416

Loans	6,308,720	4,948,562
Allowance for loan losses	(47,983)	(47,233)
Net loans	6,260,737	4,901,329

Goodwill, net	731,505	465,142
Core deposit intangibles, net	26,801	7,107
Other intangibles, net	66,049	8,595
Intangible assets, net	824,355	480,844

Premises and equipment, net	124,470	112,318
Accrued interest and fees receivable	33,359	31,093
Other assets	239,331	180,188

Total assets	$10,850,218	$8,666,437

Liabilities:
Noninterest-bearing deposits	$2,310,954	$1,646,039
Interest-bearing deposits	6,295,036	5,429,915
Total deposits	8,605,990	7,075,954

Short-term borrowings	0	146,200
Securities sold under agreement to repurchase, short-term	310,703	0
Other long-term debt	3,586	0
Subordinated debt held by unconsolidated subsidiary trusts	122,808	102,170
Accrued interest and other liabilities	213,886	144,013
Total liabilities	9,256,973	7,468,337

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,194,178 and 44,950,352 shares issued, respectively	51,194	44,950
Additional paid-in capital	889,886	545,775
Retained earnings	645,180	614,692
Accumulated other comprehensive income	16,177	7,843
Treasury stock, at cost (607,050 shares, including 236,062 shares held by deferred compensation arrangements at September 30, 2017 and 512,937 shares, respectively)	(22,440)	(15,160)
Deferred compensation arrangements (236,062 shares at September 30, 2017)	13,248	0
Total shareholders' equity	1,593,245	1,198,100

Total liabilities and shareholders' equity	$10,850,218	$8,666,437

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$69,498	$53,706	$184,233	$157,865
Interest and dividends on taxable investments	15,228	13,344	43,969	40,956
Interest on nontaxable investments	3,761	4,272	11,665	13,367
Total interest income	88,487	71,322	239,867	212,188

Interest expense:
Interest on deposits	2,123	1,776	5,918	5,542
Interest on borrowings	902	337	1,443	835
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,067	746	2,808	2,161
Total interest expense	4,092	2,859	10,169	8,538

Net interest income	84,395	68,463	229,698	203,650
Provision for loan losses	2,314	1,790	5,603	5,436
Net interest income after provision for loan losses	82,081	66,673	224,095	198,214

Noninterest revenues:
Deposit service fees	18,419	14,894	49,781	43,636
Other banking services	1,704	2,863	4,270	6,039
Employee benefit services	20,767	11,267	58,618	34,949
Insurance revenues	6,344	5,702	19,709	17,340
Wealth management services	5,707	5,226	16,105	15,041
Gain on sales of investment securities	0	0	2	0
Total noninterest revenues	52,941	39,952	148,485	117,005

Noninterest expenses:
Salaries and employee benefits	46,568	38,300	132,776	115,388
Occupancy and equipment	9,106	7,373	25,939	22,445
Data processing and communications	9,313	8,744	28,229	25,886
Amortization of intangible assets	4,949	1,359	11,980	4,204
Legal and professional fees	2,764	1,928	7,796	6,302
Office supplies and postage	2,027	1,713	5,510	5,336
Business development and marketing	2,586	2,004	7,119	6,167
FDIC insurance premiums	827	707	2,505	2,899
Acquisition expenses	580	2	25,192	342
Other expenses	5,056	4,096	13,184	11,282
Total noninterest expenses	83,776	66,226	260,230	200,251

Income before income taxes	51,246	40,399	112,350	114,968
Income taxes	16,003	13,239	33,659	37,548
Net income	$35,243	$27,160	$78,691	$77,420

Basic earnings per share	$0.69	$0.61	$1.62	$1.75
Diluted earnings per share	$0.68	$0.61	$1.60	$1.74
Cash dividends declared per share	$0.34	$0.32	$0.98	$0.94

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$150	$376	$625	$1,127
Tax effect	(57)	(144)	(240)	(432)
Amortization of actuarial losses included in net periodic pension cost, net	93	232	385	695

Amortization of prior service cost included in net periodic pension cost, gross	(32)	(34)	(91)	(101)
Tax effect	12	13	35	39
Amortization of prior service cost included in net periodic pension cost, net	(20)	(21)	(56)	(62)

Unamortized actuarial gain due to plan merger, gross (See Note H)	0	0	1,858	0
Tax effect	0	0	(710)	0
Unamortized actuarial gain due to plan merger, net	0	0	1,148	0

Other comprehensive income related to pension and other post retirement obligations, net of taxes	73	211	1,477	633

Unrealized gains on available-for-sale securities:
Net unrealized holding (losses)/gains arising during period, gross	(2,490)	(24,465)	11,163	74,332
Tax effect	952	9,310	(4,306)	(28,109)
Net unrealized holding (losses)/gains arising during period, net	(1,538)	(15,155)	6,857	46,223

Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(1,538)	(15,155)	6,857	46,223

Other comprehensive (loss)/income, net of tax	(1,465)	(14,944)	8,334	46,856
Net income	35,243	27,160	78,691	77,420
Comprehensive income	$33,778	$12,216	$87,025	$124,276

	As of
	September 30, 2017	December 31, 2016
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(26,577)	$(28,969)
Tax effect	10,093	11,008
Net unrealized loss for pension and other post-retirement obligations	(16,484)	(17,961)

Unrealized gain on available-for-sale securities	52,956	41,793
Tax effect	(20,295)	(15,989)
Net unrealized gain on available-for-sale securities	32,661	25,804

Accumulated other comprehensive income	$16,177	$7,843

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2017
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation Arrangements	Total
	Shares Outstanding	Amount Issued

Balance at December 31, 2016	44,437,415	$44,950	$545,775	$614,692	$7,843	$(15,160)	$0	$1,198,100

Net income				78,691				78,691

Other comprehensive income, net of tax					8,334			8,334

Cash dividends declared:
Common, $0.98 per share				(48,203)				(48,203)

Common stock issued under employee stock ownership plan	237,525	238	3,502					3,740

Stock-based compensation			3,985					3,985

Stock issued for acquisitions	6,006,301	6,006	334,731					340,737

Deferred compensation arrangements acquired	(179,003)					(10,022)	10,022	0

Treasury stock issued to benefit plans, net	84,890		1,893			2,742	3,226	7,861

Balance at September 30, 2017	50,587,128	$51,194	$889,886	$645,180	$16,177	$(22,440)	$13,248	$1,593,245

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$78,691	$77,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,026	10,742
Amortization of intangible assets	11,980	4,204
Net accretion on securities, loans and borrowings	(4,412)	(3,261)
Stock-based compensation	3,985	3,392
Provision for loan losses	5,603	5,436
Amortization of mortgage servicing rights	374	386
Income from bank-owned life insurance policies	(1,170)	(1,124)
Net loss (gain) on sale of loans and other assets	155	(624)
Change in other assets and other liabilities	31,624	7,257
Net cash provided by operating activities	138,856	103,828
Investing activities:
Proceeds from maturities of available-for-sale investment securities	110,160	86,885
Proceeds from maturities of other investment securities	28,580	9,050
Purchases of available-for-sale investment securities	(59,425)	(40,463)
Purchases of other securities	(12,434)	(4,612)
Net change in loans	120,029	(148,384)
Cash paid for acquisitions, net of cash acquired of $51,793 and $0, respectively	(105,402)	(575)
Settlement of bank-owned life insurance policies	1,779	2,481
Purchases of premises and equipment, net	(7,701)	(7,832)
Net cash provided by/(used in) investing activities	75,586	(103,450)
Financing activities:
Net increase in deposits	81,630	203,945
Net change in borrowings	(193,602)	(167,400)
Issuance of common stock	3,740	7,556
Purchases of treasury stock	(3,226)	(716)
Sales of treasury stock	7,861	6,925
Increase in deferred compensation arrangements	3,226	0
Cash dividends paid	(45,059)	(40,883)
Withholding taxes paid on share-based compensation	(1,389)	(1,473)
Net cash (used in)/provided by financing activities	(146,819)	7,954
Change in cash and cash equivalents	67,623	8,332
Cash and cash equivalents at beginning of period	173,857	153,210
Cash and cash equivalents at end of period	$241,480	$161,542

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,092	$8,557
Cash paid for income taxes	33,187	23,717

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	17,412	14,220
Transfers from loans to other real estate	2,470	2,137

Acquisitions:
Common stock issued	340,737	0
Fair value of assets acquired, excluding acquired cash and intangibles	1,961,722	0
Fair value of liabilities assumed	1,871,074	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2017 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $1.99 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $188.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $16.8 million and direct expenses, which may not include certain shared expenses, of approximately $7.5 million from Merchants were included in the consolidated income statement for the three months ended September 30, 2017.  Revenues of approximately $25.8 million and direct expenses, which may not include certain shared expenses, of approximately $11.5 million from Merchants were included in the consolidated income statement for the nine months ended September 30, 2017.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. (“BPAS”) and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and $76.5 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $8.7 million and expenses of $5.8 million from NRS were included in the consolidated income statement for the three months ended September 30, 2017.  Revenues of $22.1 million and expenses of $15.1 million from NRS were included in the consolidated income statement for the nine months ended September 30, 2017.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the second quarter of 2017, the carrying amount of other assets decreased by $2.7 million and other liabilities decreased by $2.4 million as a result of a reclassification of amounts from other assets into other liabilities, and an adjustment to other liabilities as a result of updated information not available at the time of acquisition.  Goodwill associated with the NRS acquisition increased $0.3 million during the second quarter as a result of these changes in fair value.  During the third quarter of 2017, the carrying amount of investments increased by $0.2 million as a result of updated information not available at the time of acquisition, the carrying amount of loans decreased $0.6 million as a result of an adjustment to the valuation of acquired impaired loans, the carrying amount of premises and equipment increased $3.6 million as a result of updated appraisal information not available at the time of acquisition, and the value of other assets and other liabilities increased $5.5 million and $6.6 million, respectively, as a result of adjustments to accrued income taxes, deferred taxes and certain tax credit arrangements that were recorded on a provisional basis.  Goodwill associated with the NRS and Merchants acquisitions decreased $0.1 million and $2.0 million, respectively, as a result of these changes in fair value estimates.

The above referenced acquisitions expanded the Company’s geographical presence in New York, Pennsylvania, Vermont, and Western Massachusetts and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2017				2016
(000s omitted)	NRS	Merchants	Other (1)	Total	WJL
Consideration paid :
Cash	$70,073	$82,898	$4,224	$157,195	$575
Community Bank System, Inc. common stock	78,483	262,254	0	340,737	0
Total net consideration paid	148,556	345,152	4,224	497,932	575
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	11,063	40,730	0	51,793	0
Investment securities	20,294	370,648	0	390,942	0
Loans	0	1,488,680	0	1,488,680	0
Premises and equipment	411	16,608	27	17,046	0
Accrued interest receivable	72	4,773	0	4,845	0
Other assets	8,088	51,849	272	60,209	0
Core deposit intangibles	0	23,214	0	23,214	0
Other intangibles	60,200	2,857	2,857	65,914	288
Deposits	0	(1,448,406)	0	(1,448,406)	0
Other liabilities	(28,002)	(11,774)	(582)	(40,358)	0
Short-term advances	0	(80,000)	0	(80,000)	0
Securities sold under agreement to repurchase, short-term	0	(278,076)	0	(278,076)	0
Long-term debt	0	(3,615)	0	(3,615)	0
Subordinated debt held by unconsolidated subsidiary trusts	0	(20,619)	0	(20,619)	0
Total identifiable assets, net	72,126	156,869	2,574	231,569	288
Goodwill	$76,430	$188,283	$1,650	$266,363	$287

(1) Includes amounts related to the BAS and Dryfoos acquisitions.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each loan were determined using an estimate of credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

The following is a summary of the loans acquired from Merchants at the date of acquisition:

(000s omitted)	Acquired Impaired Loans	Acquired Non-impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$16,351	$1,872,574	$1,888,925
Contractual cash flows not expected to be collected	(5,794)	(14,753)	(20,547)
Expected cash flows at acquisition	10,557	1,857,821	1,868,378
Interest component of expected cash flows	(758)	(378,940)	(379,698)
Fair value of acquired loans	$9,799	$1,478,881	$1,488,680

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.6 million during the three months ended September 30, 2017, and $25.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, and have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses for the three months ended September 30, 2016 were immaterial.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Merchants and NRS acquisitions had been completed as of January 1, 2016 for the three and nine months ended September 30, 2016 and September 30, 2017.  The pro forma information does not include amounts related to BAS and Dryfoos as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Merchants and NRS combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition expenses related to the Merchants and NRS transactions totaling $0.5 million and $25.0 million for the three and nine months ended September 30, 2017 were included in the pro forma information as if they were incurred in the first quarter of 2016.

	Pro Forma (Unaudited) Three Months Ended		Pro Forma (Unaudited) Nine Months Ended
(000’s omitted)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total revenue, net of interest expense	$136,692	$135,026	$407,735	$400,341
Net income	35,533	32,706	104,197	78,557

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 59 through 65 of the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2017.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”).

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

Recently Adopted Accounting Pronouncement
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for award forfeitures, and classification on the statement of cash flows.  The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017.  The new guidance requires entities to prospectively recognize all excess tax benefits and tax deficiencies related to share-based payment awards as income tax benefit or expense in the statement of income when the awards vest or are settled.  Previously, income tax benefits (or deficiencies) were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods.  In addition, excess tax benefits and deficiencies are to be classified as an operating activity in the statement of cash flows, rather than a financing activity as required under prior accounting guidance.  The new guidance also requires employee taxes paid when an employer withholds shares for withholding tax purposes to be classified as a financing activity in the statement of cash flows.  The Company has elected to apply the changes in presentation on the statement of cash flows for excess tax benefits and deficiencies and employee taxes paid when an employer withholds shares on a retrospective basis.  The Company has also elected to continue to incorporate estimated forfeitures in the accrual of compensation expense, and this election had no impact on the Company’s consolidated financial statements.  For the three and nine months ended September 30, 2017, the effect on net income from excess tax benefits was $0.3 million, or less than $0.01 per diluted common share, and $2.9 million, or approximately $0.05 per diluted common share, respectively.

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017.  The Company will adopt this guidance on January 1, 2018 and anticipates a modified retrospective method of adoption.  This method entails recognizing the cumulative effect of applying the new standard, if any, as a change to the opening balance of retained earnings.  The Company has developed a project plan for the implementation of this new guidance, including a review of all revenue streams to identify any differences in timing, measurement, or presentation of revenue recognition.  The Company is still in the process of determining the impact of the guidance; however, upon initial evaluation, the Company does not anticipate significant changes to its current revenue recognition policy or internal controls over revenue recognition, but changes in classification between noninterest revenues and noninterest expenses could occur.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements, and expects a change in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the change in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This new guidance amends current guidance to better align hedge accounting with risk management activities and reduce the complexity involved in applying hedge accounting.  Under this new guidance, the concept of hedge ineffectiveness will be eliminated.  Ineffective income generated by cash flow and net investment hedges will be recognized in the same financial reporting period and income statement line item as effective income, so as to reflect the full cost of hedging at one time and in one place. Ineffective income generated by fair value hedges will continue to be reflected in current period earnings; however, it will be recognized in the same income statement line item as effective income. The guidance will also allow any contractually specified variable rate to be designated as the hedged risk in a cash flow hedge.  With respect to fair value hedges of interest rate risk, the guidance will allow changes in the fair value of the hedged item to be calculated solely using changes in the benchmark interest rate component of the instrument’s total contractual coupon cash flows. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017				December 31, 2016
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,040,820	$33,703	$382	$2,074,141	$1,876,358	$28,522	$2,118	$1,902,762
Obligations of state and political subdivisions	540,810	17,175	26	557,959	582,655	13,389	1,054	594,990
Government agency mortgage-backed securities	342,838	4,398	2,314	344,922	232,657	5,040	2,467	235,230
Corporate debt securities	2,663	0	1	2,662	5,716	2	31	5,687
Government agency collateralized mortgage obligations	93,922	275	148	94,049	9,225	310	0	9,535
Marketable equity securities	251	276	0	527	252	200	0	452
Total available-for-sale portfolio	$3,021,304	$55,827	$2,871	$3,074,260	$2,706,863	$47,463	$5,670	$2,748,656

Other Securities:
Federal Home Loan Bank common stock	$8,837			$8,837	$12,191			$12,191
Federal Reserve Bank common stock	30,690			30,690	19,781			19,781
Certificates of deposit	5,581			5,581	0			0
Other equity securities	5,850			5,850	3,764			3,764
Total other securities	$50,958			$50,958	$35,736			$35,736

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2017

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	24	$201,051	$382	0	$0	$0	24	$201,051	$382
Obligations of state and political subdivisions	9	4,386	21	1	365	5	10	4,751	26
Government agency mortgage-backed securities	94	142,538	1,049	27	35,781	1,265	121	178,319	2,314
Corporate debt securities	1	2,662	1	0	0	0	1	2,662	1
Government agency collateralized mortgage obligations	27	62,406	148	2	2	0	29	62,408	148
Total available-for-sale investment portfolio	155	$413,043	$1,601	30	$36,148	$1,270	185	$449,191	$2,871

As of December 31, 2016

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$449,242	$2,118	0	$0	$0	13	$449,242	$2,118
Obligations of state and political subdivisions	197	102,106	1,054	0	0	0	197	102,106	1,054
Government agency mortgage-backed securities	57	83,862	1,637	15	21,788	830	72	105,650	2,467
Corporate debt securities	1	2,677	31	0	0	0	1	2,677	31
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	268	$637,887	$4,840	17	$21,790	$830	285	$659,677	$5,670

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2017 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$43,083	$43,270
Due after one through five years	1,507,979	1,531,059
Due after five years through ten years	832,917	852,985
Due after ten years	200,314	207,448
Subtotal	2,584,293	2,634,762
Government agency mortgage-backed securities	342,838	344,922
Government agency collateralized mortgage obligations	93,922	94,049
Total	$3,021,053	$3,073,733

As of September 30, 2017, $310.7 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of September 30, 2017 have an overnight and continuous maturity.

NOTE E:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, municipal lending, agricultural-related and dealer floor plans, as well as mortgages on commercial properties.

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	September 30, 2017	December 31, 2016
Consumer mortgage	$2,206,527	$1,819,701
Business lending	2,458,981	1,490,076
Consumer indirect	1,034,716	1,044,972
Consumer direct	183,898	191,815
Home equity	424,598	401,998
Gross loans, including deferred origination costs	6,308,720	4,948,562
Allowance for loan losses	(47,983)	(47,233)
Loans, net of allowance for loan losses	$6,260,737	$4,901,329

The outstanding balance related to credit impaired acquired loans was $21.0 million and $6.6 million at September 30, 2017 and December 31, 2016, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2016	$498
Accretion recognized, year-to-date	(451)
Net reclassification to accretable from non-accretable	511
Merchants acquisition	758
Balance at September 30, 2017	$1,316

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$11,312	$1,275	$10,454	$23,041	$1,695,834	$1,718,875
Business lending	8,982	79	3,153	12,214	1,330,222	1,342,436
Consumer indirect	13,729	167	0	13,896	997,402	1,011,298
Consumer direct	1,506	67	0	1,573	175,823	177,396
Home equity	877	1	1,462	2,340	315,918	318,258
Total	$36,406	$1,589	$15,069	$53,064	$4,515,199	$4,568,263

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$1,949	$230	$3,526	$5,705	$0	$481,947	$487,652
Business lending	3,493	0	1,570	5,063	13,594	1,097,888	1,116,545
Consumer indirect	198	0	0	198	0	23,220	23,418
Consumer direct	131	2	0	133	0	6,369	6,502
Home equity	763	40	1,345	2,148	0	104,192	106,340
Total	$6,534	$272	$6,441	$13,247	$13,594	$1,713,616	$1,740,457

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2017			December 31, 2016
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,122,422	$1,027,919	$2,150,341	$1,051,005	$162,165	$1,213,170
Special mention	126,928	34,988	161,916	135,602	29,690	165,292
Classified	93,086	40,044	133,130	90,585	15,002	105,587
Doubtful	0	0	0	474	0	474
Acquired impaired	0	13,594	13,594	0	5,553	5,553
Total	$1,342,436	$1,116,545	$2,458,981	$1,277,666	$212,410	$1,490,076

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,707,146	$1,011,131	$177,329	$316,795	$3,212,401
Nonperforming	11,729	167	67	1,463	13,426
Total	$1,718,875	$1,011,298	$177,396	$318,258	$3,225,827

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$483,896	$23,418	$6,500	$104,955	$618,769
Nonperforming	3,756	0	2	1,385	5,143
Total	$487,652	$23,418	$6,502	$106,340	$623,912

The following table details the balances in all other loan categories at December 31, 2016:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,647,228	$1,014,659	$181,864	$317,178	$3,160,929
Nonperforming	12,532	166	58	1,851	14,607
Total	$1,659,760	$1,014,825	$181,922	$319,029	$3,175,536

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$157,404	$30,144	$9,893	$81,629	$279,070
Nonperforming	2,537	3	0	1,340	3,880
Total	$159,941	$30,147	$9,893	$82,969	$282,950

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of September 30, 2017 and December 31, 2016 follows:

(000’s omitted)	September 30, 2017	December 31, 2016
Loans with allowance allocation	$0	$1,109
Loans without allowance allocation	907	556
Unpaid principal balance	907	1,665
Contractual balance	910	3,340
Allowance for loan loss allocated	0	477

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and nine months ended September 30, 2017 and 2016 was immaterial.

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

Information regarding TDRs as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017						December 31, 2016
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	45	$2,131	47	$1,940	92	$4,071	36	$1,520	45	$1,956	81	$3,476
Business lending	9	453	5	383	14	836	6	91	5	690	11	781
Consumer indirect	0	0	70	839	70	839	0	0	78	771	78	771
Consumer direct	0	0	23	62	23	62	0	0	23	65	23	65
Home equity	11	223	7	207	18	430	14	221	7	216	21	437
Total	65	$2,807	152	$3,431	217	$6,238	56	$1,832	158	$3,698	214	$5,530

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2017 and 2016.  Of the loans noted in the table below, all loans for the three months and nine months ended September 30, 2017 and 2016 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	8	$540	2	$206
Business lending	1	51	0	0
Consumer indirect	8	181	9	89
Consumer direct	1	1	0	0
Home equity	1	8	0	0
Total	19	$781	11	$295

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Consumer mortgage	15	$1,040	9	$787
Business lending	4	414	1	29
Consumer indirect	22	323	27	392
Consumer direct	4	7	1	51
Home equity	3	106	3	48
Total	48	$1,890	41	$1,307

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2017
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,197	$17,230	$13,918	$2,945	$2,242	$856	$63	$47,451
Charge-offs	(198)	(124)	(2,328)	(574)	0	0	0	(3,224)
Recoveries	24	127	1,058	221	12	0	0	1,442
Provision	280	399	1,130	426	(52)	142	(11)	2,314
Ending balance	$10,303	$17,632	$13,778	$3,018	$2,202	$998	$52	$47,983

	Three Months Ended September 30, 2016
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$9,853	$16,949	$13,215	$3,020	$2,500	$850	$139	$46,526
Charge-offs	(202)	(284)	(2,037)	(395)	(6)	0	0	(2,924)
Recoveries	12	220	892	246	27	0	0	1,397
Provision	305	(283)	1,503	170	10	85	0	1,790
Ending balance	$9,968	$16,602	$13,573	$3,041	$2,531	$935	$139	$46,789

	Nine Months Ended September 30, 2017
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,094	$17,220	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(541)	(1,062)	(5,969)	(1,463)	(228)	0	(184)	(9,447)
Recoveries	42	481	3,379	648	44	0	0	4,594
Provision	708	993	2,586	854	(13)	347	128	5,603
Ending balance	$10,303	$17,632	$13,778	$3,018	$2,202	$998	$52	$47,983

	Nine Months Ended September 30, 2016
(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$10,198	$15,749	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(445)	(1,263)	(5,439)	(1,246)	(142)	0	(26)	(8,561)
Recoveries	96	511	3,146	705	55	0	0	4,513
Provision	119	1,605	3,444	585	(48)	(266)	(3)	5,436
Ending balance	$9,968	$16,602	$13,573	$3,041	$2,531	$935	$139	$46,789

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2017			December 31, 2016
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(36,101)	$26,801	$39,688	$(32,581)	$7,107
Other intangibles	83,767	$(17,718)	66,049	17,853	(9,258)	8,595
Total amortizing intangibles	$146,669	$(53,819)	$92,850	$57,541	$(41,839)	$15,702

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct - Dec 2017	$4,904
2018	17,259
2019	14,502
2020	12,043
2021	10,288
Thereafter	33,854
Total	$92,850

Shown below are the components of the Company’s goodwill at December 31, 2016 and September 30, 2017:

(000’s omitted)	December 31, 2016	Activity	September 30, 2017
Goodwill	$469,966	$266,363	$736,329
Accumulated impairment	$(4,824)	$0	$(4,824)
Goodwill, net	$465,142	$266,363	$731,505

NOTE G:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Statutory Trust III (“CST III”), Community Capital Trust IV (“CCT IV”) and MBVT Statutory Trust I (“MBVT I”), of which 100% of the common stock is owned by the Company.  The common stock of MBVT Statutory Trust I was acquired in the Merchants acquisition.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CST III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.89%)	7/31/2031	Par
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (2.97%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (3.27%)	12/31/2034	Par

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

The net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1,037	$1,027	$3,143	$3,079	$0	$0	$0	$0
Interest cost	1,453	1,406	4,265	4,218	19	20	57	61
Expected return on plan assets	(3,448)	(2,961)	(9,977)	(8,882)	0	0	0	0
Amortization of unrecognized net loss	148	377	619	1,131	2	(1)	6	(4)
Amortization of prior service cost	13	11	43	33	(45)	(45)	(134)	(134)
Net periodic benefit cost (income)	$(797)	$(140)	$(1,907)	$(421)	$(24)	$(26)	$(71)	$(77)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2017.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2017, and 0.1 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2017, compared to no weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2016, and approximately 0.3 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2016 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2017	2016	2017	2016
Net income	$35,243	$27,160	$78,691	$77,420
Income attributable to unvested stock-based compensation awards	(164)	(157)	(387)	(398)
Income available to common shareholders	$35,079	$27,003	$78,304	$77,022

Weighted-average common shares outstanding – basic	50,703	44,184	48,189	44,023
Basic earnings per share	$0.69	$0.61	$1.62	$1.75

Net income	$35,243	$27,160	$78,691	$77,420
Income attributable to unvested stock-based compensation awards	(164)	(157)	(387)	(398)
Income available to common shareholders	$35,079	$27,003	$78,304	$77,022

Weighted-average common shares outstanding – basic	50,703	44,184	48,189	44,023
Assumed exercise of stock options	585	394	640	359
Weighted-average common shares outstanding – diluted	51,288	44,578	48,829	44,382
Diluted earnings per share	$0.68	$0.61	$1.60	$1.74

Stock Repurchase Program
At its December 2016 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.2 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2017.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first nine months of 2017.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	September 30, 2017	December 31, 2016
Commitments to extend credit	$1,038,125	$773,442
Standby letters of credit	24,058	22,656
Total	$1,062,183	$796,098

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,927,872	$146,269	$0	$2,074,141
Obligations of state and political subdivisions	0	557,959	0	557,959
Government agency mortgage-backed securities	0	344,922	0	344,922
Corporate debt securities	0	2,662	0	2,662
Government agency collateralized mortgage obligations	0	94,049	0	94,049
Marketable equity securities	527	0	0	527
Total available-for-sale investment securities	1,928,399	1,145,861	0	3,074,260
Mortgage loans held for sale	0	1,268	0	1,268
Commitments to originate real estate loans for sale	0	0	152	152
Forward sales commitments	0	(44)	0	(44)
Interest rate swap agreements asset	0	1,102	0	1,102
Interest rate swap agreements liability	0	(890)	0	(890)
Total	$1,928,399	$1,147,297	$152	$3,075,848

	December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,902,762	$0	$0	$1,902,762
Obligations of state and political subdivisions	0	594,990	0	594,990
Government agency mortgage-backed securities	0	235,230	0	235,230
Corporate debt securities	0	5,687	0	5,687
Government agency collateralized mortgage obligations	0	9,535	0	9,535
Marketable equity securities	452	0	0	452
Total available-for-sale investment securities	1,903,214	845,442	0	2,748,656
Mortgage loans held for sale	0	2,416	0	2,416
Commitments to originate real estate loans for sale	0	0	54	54
Forward sales commitments	0	3	0	3
Total	$1,903,214	$847,861	$54	$2,751,129

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

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2017 was approximately $1.3 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

•
Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition.  The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages.  As such, these instruments are classified as Level 2 in the fair value hierarchy.

•
Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition.  The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities.  Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative.  The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(000's omitted)	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale	Commitments to Originate Real Estate Loans for Sale
Beginning balance	$179	$361	$54	$117
Total losses included in earnings (1)	(179)	(361)	(347)	(760)
Commitments to originate real estate loans held for sale, net	152	474	445	1,117
Ending balance	$152	$474	$152	$474

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

	September 30, 2017				December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$0	$633	$633
Other real estate owned	0	0	1,873	1,873	0	0	1,966	1,966
Total	$0	$0	$1,873	$1,873	$0	$0	$2,599	$2,599

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 65.9% at September 30, 2017 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at September 30, 2017.

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

(000's omitted)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,873	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 65.9% (30.3%)
Commitments to originate real estate loans for sale	152	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,966	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 97.0% (29.6%)
Impaired loans	633	Fair value of collateral	Estimated cost of disposal/market adjustment	15.0% - 50.0% (36.5%)
Commitments to originate real estate loans for sale	54	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,260,737	$6,321,781	$4,901,329	$4,935,140
Financial liabilities:
Deposits	8,605,990	8,592,459	7,075,954	7,071,191
Short-term borrowings	0	0	146,200	146,200
Securities sold under agreement to repurchase, short-term	310,703	310,703	0	0
Other long-term debt	3,586	3,568	0	0
Subordinated debt held by unconsolidated subsidiary trusts	122,808	122,808	102,170	90,144

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at September 30, 2017.  The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $39.4 million at September 30, 2017.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $39.4 million. The weighted average receive rate of these interest rate swaps was 3.12%, the weighted average pay rate was 3.84% and the weighted average maturity was 6.7 years.  The fair values of $0.9 million and $0.9 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at September 30, 2017. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $7.0 million at September 30, 2017 that were designated as fair value hedges of certain fixed rate loans with municipalities. At September 30, 2017, the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.11% and the weighted average maturity was 15.8 years. The fair value of $0.2 million at September 30, 2017, was reflected as a reduction to loans and an increase to other assets.  The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

The Company assessed its counterparty risk at September 30, 2017 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Northern, Central, and Western New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC (formerly Harbridge Consulting Group, LLC), BPAS Trust Company of Puerto Rico, NRS, GTC, and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc. (“CISI”), and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2017
Net interest income	$84,227	$104	$64	$0	$84,395
Provision for loan losses	2,314	0	0	0	2,314
Noninterest revenues	20,120	21,207	12,298	(684)	52,941
Amortization of intangible assets	1,796	2,323	830	0	4,949
Acquisition expenses	534	11	35	0	580
Other operating expenses	56,926	12,788	9,217	(684)	78,247
Income before income taxes	$42,777	$6,189	$2,280	$0	$51,246
Assets	$10,613,065	$226,812	$77,802	$(67,461)	$10,850,218
Goodwill	$629,153	$84,448	$17,904	$0	$731,505

Three Months Ended September 30, 2016
Net interest income	$68,375	$39	$49	$0	$68,463
Provision for loan losses	1,790	0	0	0	1,790
Noninterest revenues	17,756	11,680	11,139	(623)	39,952
Amortization of intangible assets	665	96	598	0	1,359
Acquisition expenses	2	0	0	0	2
Other operating expenses	47,736	9,020	8,732	(623)	64,865
Income before income taxes	$35,938	$2,603	$1,858	$0	$40,399
Assets	$8,658,308	$36,706	$72,147	$(39,415)	$8,727,746
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2017
Net interest income	$229,233	$276	$189	$0	$229,698
Provision for loan losses	5,603	0	0	0	5,603
Noninterest revenues	54,049	59,961	36,510	(2,035)	148,485
Amortization of intangible assets	3,520	6,256	2,204	0	11,980
Acquisition expenses	23,784	1,190	218	0	25,192
Other operating expenses	160,311	37,225	27,557	(2,035)	223,058
Income before income taxes	$90,064	$15,566	$6,720	$0	$112,350

Nine Months Ended September 30, 2016
Net interest income	$203,394	$117	$139	$0	$203,650
Provision for loan losses	5,436	0	0	0	5,436
Noninterest revenues	49,663	36,137	32,989	(1,784)	117,005
Amortization of intangible assets	2,075	326	1,803	0	4,204
Acquisition expenses	101	0	241	0	342
Other operating expenses	143,781	27,899	25,809	(1,784)	195,705
Income before income taxes	$101,664	$8,029	$5,275	$0	$114,968

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2017 and 2016, although in some circumstances the second quarter of 2017 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2017, “third quarter” refers to the three months ended September 30, 2017, “YTD” refers to the nine months ended September 30, 2017, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on a “net adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, and expenses associated with acquisitions.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition activity in its reported results.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of Benefit Plans Administrative Services, Inc. (“BPAS”) and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and $76.5 million in goodwill.

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

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $1.99 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $188.3 million in goodwill.

Third quarter and year-to-date net income increased compared to the comparable 2016 timeframes by $8.1 million and $1.3 million, respectively.  Earnings per share of $0.68 for the third quarter of 2017 increased $0.07 from the third quarter of 2016, while 2017 year-to-date earnings per share of $1.60 was $0.14 lower than 2016 year-to-date earnings per share.  The increase in net income and earnings per share for the quarter were primarily due to increases in net interest income and higher noninterest revenues, partially offset by a higher provision for loan losses, higher noninterest expenses including acquisition costs and an increase in diluted shares outstanding, primarily attributable to the Merchants and NRS acquisitions.  The increase in net income and decrease in earnings per share for the year-to-date period were primarily due to higher net interest income and higher noninterest revenues, primarily related to the Merchants and NRS acquisitions, offset by increases in noninterest expenses, including $25.2 million of acquisition expenses associated with the Merchants and NRS transactions, and diluted shares outstanding.  Third quarter and year-to-date net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion, increased $10.1 million as compared to the third quarter of 2016 and increased $22.6 million compared to September YTD 2016, respectively.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.73 for the third quarter increased $0.11 compared to the third quarter of 2016. Earnings per share adjusted for acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $2.07 for the first nine months of 2017 increased $0.31 compared to the first nine months of 2016.

The growth in loans and deposits was evident as balances showed increases on both an average and ending basis as compared to the corresponding prior year periods.  The increases were a result of the Merchants acquisition completed in May 2017, as well as organic growth.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities have moderated recently.  U.S. market interest rates have generally increased 50 to 75 basis points over the past year.  The cost of funds increased slightly from prior year periods, as the increase in short-term interest rates paid on borrowings was almost entirely offset by the benefit from a larger proportion of deposits coming from lower rate and noninterest-bearing accounts, instead of higher cost money market and time deposits.

The third quarter 2017 provision for loan losses was $0.5 million higher than the third quarter of 2016, reflective of higher levels of net charge-offs and growth in loan portfolio balances.  Third quarter 2017 nonperforming loan ratios improved modestly compared to the third quarter of 2016, while delinquent loan ratios increased modestly compared to those experienced in the third quarter of 2016.  Net charge-offs were $1.8 million for the third quarter of 2017, compared to $1.5 million of net charge-offs for the third quarter of 2016.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $35.2 million and $78.7 million, respectively, increased $8.1 million, or 29.8%, as compared to the third quarter of 2016 and increased $1.3 million, or 1.6%, compared to September YTD 2016.  Earnings per share of $0.68 for the third quarter increased $0.07 compared to the third quarter of 2016, while earnings per share for the first nine months of 2017 of $1.60 was $0.14 lower than the first nine months of 2016.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income and noninterest revenues, partially offset by higher noninterest expenses including acquisition costs and an increase in diluted shares outstanding, primarily attributable to the Merchants and NRS acquisitions.  The decrease in earnings per share September YTD compared to the prior year period is the result of higher noninterest expenses, including $25.2 million in acquisition costs and an increase in diluted shares outstanding primarily related to the issuance of shares in conjunction with the Merchants and NRS acquisitions, partially offset by higher net interest income and higher noninterest revenues.  Net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $37.8 million and $101.7 million for the third quarter and September YTD, respectively, increased $10.1 million, or 36.4%, as compared to the third quarter of 2016 and increased $22.6 million, or 28.6%, compared to September YTD 2016.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.73 for the third quarter, was up $0.11 compared to the third quarter of 2016, while earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $2.07 for the first nine months of 2017, was up $0.31 compared to the first nine months of 2016.

As reflected in Table 1, third quarter net interest income of $84.4 million was up $15.9 million, or 23.3%, from the comparable prior year period.  Net interest income for the first nine months of 2017 increased $26.0 million, or 12.8%, versus the first nine months of 2016.  The quarterly and year-over-year improvement resulted from an increase in interest-earning assets, primarily from the Merchants acquisition, partially offset by a decrease in investment yields.

The provision for loan losses for the third quarter and September YTD increased $0.5 million and $0.2 million as compared to the third quarter and first nine months of 2016, respectively, reflective of a higher level of net charge-offs and growth in loan portfolio balances compared to the prior year periods.

Third quarter and year-to-date noninterest revenues were $52.9 million and $148.5 million, respectively, up $13.0 million, or 32.5%, from the third quarter of 2016 and up $31.5 million, or 26.9%, from the first nine months of 2016.  The increase was a result of the Merchants acquisition completed in May 2017 and the NRS, Dryfoos and BAS acquisitions completed in the first quarter of 2017, as well as organic revenue growth generated by the Company’s other financial services subsidiaries and an increase in banking noninterest income.

Noninterest expenses of $83.8 million and $260.2 million for the third quarter and September YTD periods reflected an increase of $17.6 million, or 26.5%, from the third quarter of 2016 and an increase of $60.0 million, or 30.0%, from the first nine months of 2016.  Excluding acquisition-related expenses, 2017 operating expenses were $17.0 million, or 25.6%, higher for the third quarter and $35.1 million, or 17.6%, higher for the year-to-date timeframe.  The increases in noninterest expenses were mostly a result of operating a larger franchise, including the impact of the Merchants and NRS acquisitions.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2017	2016	2017	2016
Net interest income	$84,395	$68,463	$229,698	$203,650
Provision for loan losses	2,314	1,790	5,603	5,436
Noninterest revenues	52,941	39,952	148,485	117,005
Noninterest expenses	83,776	66,226	260,230	200,251
Income before income taxes	51,246	40,399	112,350	114,968
Income taxes	16,003	13,239	33,659	37,548
Net income	$35,243	$27,160	$78,691	$77,420

Diluted weighted average common shares outstanding	51,526	44,835	49,067	44,609
Diluted earnings per share	$0.68	$0.61	$1.60	$1.74

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments, and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and on external borrowings.  Net interest margin is the difference between the yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $86.8 million, a $15.9 million, or 22.4%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $1.77 billion from the third quarter of 2016, primarily related to the Merchants acquisition, partially offset by a one basis point decrease in the average yield on earning assets, a $1.04 billion increase in average interest-bearing liabilities, and a four basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the third quarter volume increase in interest-earning assets had a $17.1 million favorable impact on net interest income, while the slight decrease in the average yield on earning assets, volume increase on interest-bearing liabilities, and rate increase on interest-bearing liabilities had a $1.2 million unfavorable impact on net interest income.  September YTD net interest income, as reflected in Table 2b, of $236.8 million, increased $25.6 million, or 12.1%, from the year-earlier period.  The September YTD increase resulted from an increase in interest-earning assets of $977.0 million from the prior year, reflective of the Merchants acquisition, partially offset by a one basis point decrease in the earning asset yield, a $539.4 million increase in average interest-bearing liabilities and a two basis point increase in the rate paid on interest-bearing liabilities.  The volume increase in interest-earning assets had a $28.0 million favorable impact on September YTD net interest income, while the rate decrease on interest-earning assets, the volume increase on interest-bearing liabilities and rate increase on interest-bearing liabilities had a $2.4 million unfavorable impact on net interest income.

The lower net interest margin for the third quarter of 2017 as compared to the third quarter of 2016 was the result of a one basis point decrease in the earning asset yield, combined with a four basis point increase in the average rate on interest-bearing liabilities.  The net interest margin of 3.67% for the first nine months of 2017 was two basis points lower than the comparable period of 2016.  The yield on interest-earning assets declined one basis point, and the rate on interest-bearing liabilities increased by two basis points for the first nine months of 2017 as compared to the prior year period.

The lower average yield on earning assets for the quarter was the result of a decrease in the average yield on investments partially offset by a modest increase in the average yield on loans.  For the third quarter, the average yield on investments, including cash equivalents, declined 18 basis points compared to the prior year, while the average yield on loans increased by one basis point.  The one basis point decrease in the yield on earning assets for the first nine months of 2017 was the result of a 16 basis point decrease in the average yield on investments, including cash equivalents, from the comparable period of 2016, partially offset by a two basis point increase in the average yield on loans.  The modest increase in the loan yield was due primarily to an increase in acquired loan accretion on the acquired Merchants portfolio.  The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments or being used to pay down external borrowings.

The average rate on interest-bearing liabilities increased by four basis points compared to the prior year quarter as the average rate paid on external borrowings increased 13 basis points and the rate paid on interest-bearing deposits increased one basis point from the period year quarter.  For the first nine months of 2017, the average rate on borrowings increased 22 basis points and the average rate on interest-bearing deposits decreased one basis point from the comparable prior year period.  The increase in the average cost of borrowings was primarily the result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component, as well as increased costs resulting from increases in the federal funds rate in December 2016, March 2017 and June 2017.

The third quarter and year-to-date average balance of investments, including cash equivalents, increased $340.1 million and $176.8 million, respectively, as compared to the corresponding prior year periods.  This growth was principally the result of securities acquired in the Merchants transaction.  Average loan balances increased $1.43 billion for the quarter and $800.2 million year-to-date as compared to the prior year, with $1.43 billion for the quarter and $735.4 million year-to-date a result of the Merchants acquisition.

The quarterly and year-to-date increases in average interest-bearing deposits of $825.4 million and $474.3 million, respectively, were primarily a result of the Merchants transaction, as well as the addition of new customers and growth in the balances of existing accounts.  The Merchants transaction was responsible for $751.4 million of the quarterly increase and $392.1 million of the year-to-date increase in average interest-bearing deposits.  The average borrowing balance, including overnight borrowings at the FHLB, subordinated debt held by unconsolidated subsidiary trusts, securities sold under agreement to repurchase and other long-term debt, increased $213.5 million for the quarter, with $265.5 million in average borrowings for the quarter related to the Merchants acquisition, partially offset by a decrease in overnight FHLB borrowings. The average borrowing balance increased $65.1 million for the year-to-date period with $138.1 million in average borrowings related to the Merchants acquisition, partially offset by a decrease in overnight FHLB borrowings due to additional funding from acquired and organic deposit growth.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 37.8% and 38.2% in 2017 and 2016, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$26,986	$74	1.09%	$19,110	$22	0.46%
Taxable investment securities (1)	2,571,459	15,155	2.34%	2,179,044	13,322	2.43%
Nontaxable investment securities (1)	511,182	5,769	4.48%	571,327	6,565	4.57%
Loans (net of unearned discount)(2)	6,343,468	69,884	4.37%	4,913,517	53,863	4.36%
Total interest-earning assets	9,453,095	90,882	3.81%	7,682,998	73,772	3.82%
Noninterest-earning assets	1,409,518			1,029,760
Total assets	$10,862,613			$8,712,758

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,411,179	1,262	0.09%	$4,667,593	1,006	0.09%
Time deposits	819,412	861	0.42%	737,587	770	0.42%
Customer repurchase agreements	241,283	315	0.52%	0	0	0.00%
FHLB borrowings	176,949	587	1.32%	225,417	337	0.59%
Subordinated debt held by unconsolidated subsidiary trusts	122,804	1,067	3.45%	102,161	746	2.90%
Total interest-bearing liabilities	6,771,627	4,092	0.24%	5,732,758	2,859	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,307,205			1,569,960
Other liabilities	196,502			170,113
Shareholders' equity	1,587,279			1,239,927
Total liabilities and shareholders' equity	$10,862,613			$8,712,758

Net interest earnings		$86,790			$70,913

Net interest spread			3.57%			3.62%
Net interest margin on interest-earning assets			3.64%			3.67%

Fully tax-equivalent adjustment		$2,395			$2,450

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$40,002	$283	0.95%	$20,303	$70	0.46%
Taxable investment securities (1)	2,395,567	43,687	2.44%	2,176,833	40,886	2.51%
Nontaxable investment securities (1)	526,113	17,919	4.55%	587,780	20,543	4.67%
Loans (net of unearned discount)(2)	5,664,591	185,083	4.37%	4,864,402	158,267	4.35%
Total interest-earning assets	8,626,273	246,972	3.83%	7,649,318	219,766	3.84%
Noninterest-earning assets	1,237,619			1,008,774
Total assets	$9,863,892			$8,658,092

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,174,225	3,573	0.09%	$4,696,564	3,096	0.09%
Time deposits	760,071	2,345	0.41%	763,481	2,446	0.43%
Customer repurchase agreements	125,608	403	0.43%	0	0	0.00%
FHLB borrowings	118,246	1,040	1.18%	189,246	835	0.59%
Subordinated debt held by unconsolidated subsidiary trusts	112,677	2,808	3.33%	102,156	2,161	2.83%
Total interest-bearing liabilities	6,290,827	10,169	0.22%	5,751,447	8,538	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	1,961,220			1,543,387
Other liabilities	177,297			155,299
Shareholders' equity	1,434,548			1,207,959
Total liabilities and shareholders' equity	$9,863,892			$8,658,092

Net interest earnings		$236,803			$211,228

Net interest spread			3.61%			3.64%
Net interest margin on interest-earning assets			3.67%			3.69%

Fully tax-equivalent adjustment		$7,105			$7,578

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

Table 3: Rate/Volume

	Three months ended September 30, 2017 versus September 30, 2016 Increase (Decrease) Due to Change in (1)			Nine months ended September 30, 2017 versus September 30, 2016 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$12	$40	$52	$102	$111	$213
Taxable investment securities	2,327	(494)	1,833	4,016	(1,215)	2,801
Nontaxable investment securities	(682)	(114)	(796)	(2,112)	(512)	(2,624)
Loans	15,752	269	16,021	26,142	674	26,816
Total interest-earning assets (2)	17,110	0	17,110	27,973	(767)	27,206

Interest paid on:
Interest checking, savings and money market deposits	171	85	256	326	151	477
Time deposits	86	5	91	(11)	(90)	(101)
Customer repurchase agreements	315	0	315	403	0	403
FHLB borrowings	(84)	336	250	(399)	604	205
Subordinated debt held by unconsolidated subsidiary trusts	165	156	321	237	410	647
Total interest-bearing liabilities (2)	569	664	1,233	836	795	1,631

Net interest earnings (2)	16,252	(375)	15,877	26,826	(1,251)	25,575

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2017	2016	2017	2016
Deposit service fees	$18,419	$14,894	$49,781	$43,636
Employee benefit services	20,767	11,267	58,618	34,949
Insurance revenues	6,344	5,702	19,709	17,340
Wealth management services	5,707	5,226	16,105	15,041
Other banking services	1,335	2,201	2,846	4,448
Mortgage banking	369	662	1,424	1,591
Subtotal	52,941	39,952	148,483	117,005
Gain on sales of investment securities, net	0	0	2	0
Total noninterest revenues	$52,941	$39,952	$148,485	$117,005

Noninterest revenues/operating revenues (FTE basis) (1)	38.4%	35.7%	38.9%	35.7%

(1)
For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities and insurance-related recoveries. Operating revenues is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities, insurance-related recoveries and acquired non-impaired loan accretion.

As displayed in Table 4, noninterest revenues were $52.9 million for the third quarter of 2017 and $148.5 million for the first nine months of 2017.  This represents an increase of $13.0 million, or 32.5%, for the quarter and $31.5 million, or 26.9%, for the YTD period in comparison to 2016, with the increase primarily related to incremental banking revenues from the Merchants acquisition and financial services revenues from the NRS acquisition.

General recurring banking noninterest revenue of $19.8 million for the third quarter and $52.6 million for the first nine months of 2017 were up $2.7 million, or 15.6%, and $4.5 million, or 9.4%, respectively, as compared to the corresponding prior year periods.  This year-over-year increase was primarily driven by an expanded customer base following the Merchants transaction, which was completed in May 2017, and an increase in deposit service fees resulting from increased debit card-related revenue.

Mortgage banking income totaled $0.4 million for the third quarter of 2017 and $1.4 million for the first nine months of 2017, a decrease of $0.3 million and $0.2 million, respectively, as compared to the corresponding prior periods.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Mortgage loans sold to investors, primarily Fannie Mae, totaled $8.9 million in the third quarter of 2017 and $24.3 million for the first nine months of 2017 compared to $12.0 million and $28.6 million in the respective comparable prior year periods.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $9.5 million, or 84.3%, and $23.7 million, or 67.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods, primarily related to the NRS acquisition completed in February 2017.  Wealth management and insurance services revenues were up $1.1 million, or 10.3%, for the third quarter of 2017 and up $3.4 million, or 10.6%, 2017 YTD as compared to the comparable time periods of 2016, primarily due to revenue growth from OneGroup.

The ratio of noninterest revenues to total revenues (FTE basis) was 38.4% for the quarter and 38.9% for the nine months ended September 30, 2017, respectively, versus 36.5% and 36.0% for the comparable periods of 2016.  The increase for the year-to-date period is a function of a 26.9% increase in non-interest income while net interest income (FTE basis) increased at a lesser 12.1% rate, primarily the result of the mix of business acquired in the NRS and Merchants transactions.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2017	2016	2017	2016
Salaries and employee benefits	$46,568	$38,300	$132,776	$115,388
Occupancy and equipment	9,106	7,373	25,939	22,445
Data processing and communications	9,313	8,744	28,229	25,886
Amortization of intangible assets	4,949	1,359	11,980	4,204
Legal and professional fees	2,764	1,928	7,796	6,302
Office supplies and postage	2,027	1,713	5,510	5,336
Business development and marketing	2,586	2,004	7,119	6,167
FDIC insurance premiums	827	707	2,505	2,899
Acquisition expenses	580	2	25,192	342
Other	5,056	4,096	13,184	11,282
Total noninterest expenses	$83,776	$66,226	$260,230	$200,251

Operating expenses(1)/average assets	2.86%	2.96%	3.02%	3.02%
Efficiency ratio(2)	56.8%	59.3%	58.5%	60.2%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding gains and loss on investment sales and insurance related recoveries.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $83.8 million and $260.2 million for the third quarter and YTD periods of 2017, respectively, representing an increase of $17.6 million, or 26.5%, and $60.0 million, or 30.0%, from the prior year periods.  Included in the third quarter and YTD 2017 noninterest expenses are $0.6 million and $24.9 million more acquisition-related expenses, respectively, than the corresponding 2016 periods.  Salaries and employee benefits increased $8.3 million, or 21.6%, and $17.4 million, or 15.1%, for the third quarter and YTD periods of 2017, respectively, as compared to the corresponding periods of 2016.  The main drivers of the increase were more full-time equivalent employees due to the Merchants and NRS acquisitions and annual merit-based personnel cost increases.  The remaining change to operating expenses can be attributed to occupancy and equipment (up $1.7 million for the quarter and $3.5 million YTD), data processing and communications (up $0.6 million for the quarter and $2.3 million YTD), amortization of intangible assets (up $3.6 million for the quarter and $7.8 million YTD), legal and professional (up $0.8 million for the quarter and $1.5 million YTD), office supplies and postage (up $0.3 million for the quarter and $0.2 million YTD), business development and marketing (up $0.6 million for the quarter and $1.0 million YTD), FDIC insurance premiums (up $0.1 million for the quarter and down $0.4 million YTD), other expenses (up $1.0 million for the quarter and $1.9 million YTD); all of which were primarily driven by the additional costs that are associated with the acquired Merchants and NRS business activities.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by FTE net interest income excluding acquired non-impaired loan accretion and non-interest income excluding gains on sales of investments and insurance related recoveries) was 56.8% for the third quarter, 2.5% favorable to the comparable quarter of 2016.  This resulted from operating income increasing by 26.1% from higher FTE-adjusted net interest income and growth in noninterest revenues, while operating expenses (as described above) increased by a smaller 20.6%.  The efficiency ratio of 58.5% for the first nine months of 2017 was 1.7% favorable to the first nine months of 2016 due to 11.3% higher FTE-adjusted net interest income excluding acquired non-impaired loan accretion and a 27.9% increase in noninterest revenues excluding gains on sales of investments and insurance related recoveries resulting in an increase in operating income of 17.2%, while operating expenses (as described above) increased at a lesser 14.0%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 10 basis points versus the prior year quarter and was consistent with the prior year-to-date period.  Operating expenses (as defined above) increased 20.6% for the quarter and 14.0% for the year-to-date period, while average assets increased 24.7% for the quarter and 13.9% for the year-to-date period, impacted by asset growth related to the Merchants and NRS acquisitions, offset by additional operating costs associated with operating a larger enterprise.

Income Taxes

The third quarter and YTD 2017 effective income tax rates were 31.2% and 30.0%, respectively, as compared to the 32.8% and 32.7% for the comparable periods of 2016.  The decline in the rate was primarily attributable to new accounting guidance for share-based transactions that requires all excess tax benefits and deficiencies associated with share-based compensation be recognized as income tax expense or benefit, partially offset by a higher proportion of income being generated from fully-taxable sources.  Excluding the $0.3 million and $2.9 million reduction in income tax expense associated with the change in accounting for share-based transactions for the third quarter and YTD 2017, respectively, the adjusted effective tax rates for the third quarter and YTD 2017 would have been 31.9% and 32.5%, respectively.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $3.13 billion at the end of the third quarter, an increase of $340.8 million from December 31, 2016 and $247.6 million higher than September 30, 2016.  The book value (excluding unrealized gains and losses) of investments increased $329.7 million from December 31, 2016 and increased $334.8 million from September 30, 2016.  During the first nine months of 2017, the Company purchased $4.8 million of obligations of state and political subdivisions with an average yield of 4.23%, and $52.5 million of government agency mortgage-backed securities with an average yield of 2.58%.  The Company also received $110.1 million of investment maturities, calls, and principal payments during the first nine months of 2017.  Additionally, $390.9 million of investment securities were acquired as part of the Merchants transaction and $20.3 million of certificates of deposit were acquired as part of the NRS acquisition, of which $16.5 million were subsequently redeemed.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains in the available-for-sale portfolio.  At September 30, 2017, the portfolio had a $53.0 million net unrealized gain, an increase of $11.2 million from the unrealized gain at December 31, 2016 and an $87.2 million decrease from the unrealized gain at September 30, 2016.  These changes in the net unrealized gain were principally driven by the movement in longer-term interest rates over the past year.

Table 6: Investment Securities

	September 30, 2017		December 31, 2016		September 30, 2016
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,040,820	$2,074,141	$1,876,358	$1,902,762	$1,873,698	$1,976,612
Obligations of state and political subdivisions	540,810	557,959	582,655	594,990	595,376	624,222
Government agency mortgage-backed securities	342,838	344,922	232,657	235,230	216,942	224,733
Corporate debt securities	2,663	2,662	5,716	5,687	5,735	5,774
Government agency collateralized mortgage obligations	93,922	94,049	9,225	9,535	10,086	10,504
Marketable equity securities	251	527	252	452	251	410
Total available-for-sale portfolio	3,021,304	3,074,260	2,706,863	2,748,656	2,702,088	2,842,255

Other Securities:
Federal Home Loan Bank common stock	8,837	8,837	12,191	12,191	11,682	11,682
Federal Reserve Bank common stock	30,690	30,690	19,781	19,781	19,781	19,781
Certificates of deposit	5,581	5,581	0	0	0	0
Other equity securities	5,850	5,850	3,764	3,764	3,926	3,926
Total other securities	50,958	50,958	35,736	35,736	35,389	35,389

Total investments	$3,072,262	$3,125,218	$2,742,599	$2,784,392	$2,737,477	$2,877,644

Loans

As shown in Table 7, loans ended the third quarter at $6.31 billion, up $1.37 billion, or 27.7%, from one year earlier and up $1.36 billion, or 27.5%, from the end of 2016.  The growth during the last nine and twelve months was primarily attributable to acquired loans, with $1.42 billion of the increase from the Merchants transaction partially offset by a decline in balances.

Table 7: Loans

(000's omitted)	September 30, 2017		December 31, 2016		September 30, 2016
Consumer mortgage	$2,206,527	35.0%	$1,819,701	36.8%	$1,798,748	36.4%
Business lending	2,458,981	39.0%	1,490,076	30.1%	1,506,878	30.5%
Consumer indirect	1,034,716	16.4%	1,044,972	21.1%	1,037,077	21.0%
Consumer direct	183,898	2.9%	191,815	3.9%	196,134	4.0%
Home equity	424,598	6.7%	401,998	8.1%	401,784	8.1%
Total loans	$6,308,720	100.0%	$4,948,562	100.0%	4,940,621	100.0%

Consumer mortgages increased $407.8 million, or 22.7%, from one year ago and increased $386.8 million, or 21.3%, from December 31, 2016.  Excluding the $353.8 million in consumer mortgage loans acquired from Merchants, consumer mortgages increased $54.0 million, or 3.0%, from one year ago and increased $33.1 million, or 1.8%, from December 31, 2016.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

The combined total of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $952.1 million, or 63.2%, from September 30, 2016 and increased $968.9 million, or 65.0%, from December 31, 2016, with $1.02 billion in loans from Merchants, partially offset by contractual and unscheduled principal reductions.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $14.6 million, or 1.2%, from one year ago and decreased $18.2 million, or 1.5%, from December 31, 2016, with $2.8 million in loans added in the Merchants transaction.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads and prompted the Company to reduce new indirect loan volume, particularly in the automobile segment.

Home equity loans increased $22.8 million, or 5.7%, from one year ago and increased $22.6 million, or 5.6%, from December 31, 2016.  The growth included the $39.8 million of loans acquired in the Merchants transaction, partially offset by home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2017 and 2016 and December 31, 2016.

Table 8: Nonperforming Assets

(000's omitted)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans
Consumer mortgage	$13,980	$13,684	$14,127
Business lending	4,723	5,063	5,234
Consumer indirect	0	0	0
Consumer direct	0	0	0
Home equity	2,807	1,872	1,940
Total nonaccrual loans	21,510	20,619	21,301
Accruing loans 90+ days delinquent
Consumer mortgage	1,505	1,385	988
Business lending	79	145	390
Consumer indirect	167	169	177
Consumer direct	69	58	86
Home equity	41	1,319	374
Total accruing loans 90+ days delinquent	1,861	3,076	2,015
Nonperforming loans
Consumer mortgage	15,485	15,069	15,115
Business lending	4,802	5,208	5,624
Consumer indirect	167	169	177
Consumer direct	69	58	86
Home equity	2,848	3,191	2,314
Total nonperforming loans	23,371	23,695	23,316
Other real estate owned (OREO)	1,873	1,966	2,060
Total nonperforming assets	$25,244	$25,661	$25,376

Nonperforming loans / total loans	0.37%	0.48%	0.47%
Nonperforming assets / total loans and other real estate	0.40%	0.52%	0.51%
Delinquent loans (30 days old to nonaccruing) to total loans	1.05%	1.19%	1.06%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.18%	0.12%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.14%	0.17%	0.13%
Provision for loan losses to net charge-offs (quarterly)	130%	120%	117%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	125%	133%	124%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at September 30, 2017 were $25.2 million, a $0.4 million decrease versus the level at the end of 2016 and a $0.1 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.3 million from year-end 2016 and increased $0.1 million from September 30, 2016.  Other real estate owned (“OREO”) at September 30, 2017 of $1.9 million decreased $0.1 million from December 31, 2016 and decreased $0.2 million from September 30, 2016.  At September 30, 2017, OREO consisted of three commercial properties with a total value of $0.9 million and 23 residential properties with a total value of $1.0 million.  This compares to five commercial properties with a total value of $0.8 million and 24 residential OREO properties with a total value of $1.2 million at December 31, 2016 and three commercial properties with a total value of $0.7 million and 24 residential properties with a total value of $1.4 million at September 30, 2016.  Nonperforming loans were 0.37% of total loans outstanding at the end of the third quarter; 11 basis points lower than the level at December 31, 2016 and a 10 basis point improvement from the level at September 30, 2016.

Approximately 66% of nonperforming loans at September 30, 2017 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers and have generally resulted in more favorable nonperforming mortgage ratios.  Approximately 21% of the nonperforming loans at September 30, 2017 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has decreased from the prior year and is below the Company’s longer-term average results as a proportion of  total loans due to general economic improvements, effective problem loan management and maintenance of strict underwriting standards.  The remaining 13% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 205% at the end of the third quarter, as compared to 199% at year-end 2016 and 201% at September 30, 2016.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.05% at the end of the third quarter, 14 basis points below the 1.19% at year-end 2016 and one basis points below the 1.06% at September 30, 2016.  The business lending delinquency ratio at the end of the third quarter was five basis points above the level at December 31, 2016 and 11 basis points above the level at September 30, 2016.  The delinquency rates for consumer direct and consumer indirect loans decreased as compared to the level at December 31, 2016, but increased from the level at September 30, 2016.  The delinquency ratios for the consumer mortgage and home equity portfolios decreased as compared to both December 31, 2016 and the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$47,451	$46,526	$47,233	$45,401
Charge-offs:
Consumer mortgage	198	202	541	445
Business lending	124	284	1,246	1,289
Consumer indirect	2,328	2,037	5,969	5,439
Consumer direct	574	395	1,463	1,246
Home equity	0	6	228	142
Total charge-offs	3,224	2,924	9,447	8,561
Recoveries:
Consumer mortgage	24	12	42	96
Business lending	127	220	481	511
Consumer indirect	1,058	892	3,379	3,146
Consumer direct	221	246	648	705
Home equity	12	27	44	55
Total recoveries	1,442	1,397	4,594	4,513

Net charge-offs	1,782	1,527	4,853	4,048
Provision for loans losses	2,314	1,790	5,603	5,436

Allowance for loan losses at end of period	$47,983	$46,789	$47,983	$46,789
Allowance for loan losses / total loans	0.76%	0.95%	0.76%	0.95%
Allowance for legacy loan losses / total legacy loans (1)	1.00%	1.02%	1.00%	1.02%
Allowance for loan losses / nonperforming loans	205%	201%	205%	201%
Allowance for legacy loan losses / legacy nonperforming loans (1)	276%	238%	276%	238%
Net charge-offs (annualized) to average loans outstanding:
Consumer mortgage	0.03%	0.04%	0.03%	0.03%
Business lending	0.00%	0.02%	0.05%	0.07%
Consumer indirect	0.48%	0.45%	0.33%	0.32%
Consumer direct	0.74%	0.29%	0.57%	0.36%
Home equity	-0.01%	-0.02%	0.06%	0.03%
Total loans	0.11%	0.12%	0.11%	0.11%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2017 were $1.8 million, $0.3 million higher than the third quarter of 2016.  Net charge-offs for the nine months ended September 30, 2017 were $4.9 million, a $0.8 million increase from the first nine months of 2016.  All portfolios except business lending experienced higher levels of net charge-offs through the first nine months of 2017 as compared to the first nine months of 2016.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2017 was 0.11%, seven basis points lower than the fourth quarter of 2016 and one basis points lower than the third quarter of 2016.  Net charge-off ratios for the third quarter of 2017 for all portfolios except consumer direct were below the Company’s average long-term historical levels.  The September YTD net charge-off ratio of 0.11% for total loans was consistent with the equivalent prior year period.

The provision for loan losses was $2.3 million in the third quarter, with $2.0 million related to legacy loans and $0.3 million related to acquired loans.  The third quarter provision was $0.5 million higher than the equivalent prior year period.  The third quarter 2017 loan loss provision was $0.5 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $48.0 million as of September 30, 2017 was an increase of $1.2 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics, as well as an increase in the loan portfolio primarily due to acquired growth, have resulted in an allowance for loan loss to total loans ratio of 0.76% at September 30, 2017, 19 basis points lower than the level at September 30, 2016 and December 31, 2016.

As of September 30, 2017, the purchase discount related to the $1.76 billion of remaining non-impaired loan balances acquired from Merchants, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $33.8 million, or 1.9% of that portfolio, with $2.0 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.54 billion in the third quarter were up $1.56 billion, or 22.4%, compared to the third quarter of 2016, and increased $1.46 billion, or 20.7%, from the fourth quarter of last year, with $1.37 billion of the increase from the third quarter of 2016 and the fourth quarter of last year relating to the Merchants transaction.  The mix of average deposit balances continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the low interest rate environment.  This shift in product mix contributed to a quarterly average cost of deposits of 0.10%, consistent with the third quarter of 2016.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the third quarter of 2017 increased $1.45 billion, or 23.9%, versus the fourth quarter of 2016 and the year-earlier period, with $1.31 billion of the increase over the fourth quarter and year-earlier periods attributable to the Merchants acquisition.  Average public fund deposits for the third quarter increased $7.3 million, or 0.7%, from the fourth quarter of 2016 and $111.5 million, or 12.4%, from the third quarter of 2016.  The Merchants acquisition was responsible for the addition of $63.5 million of public fund deposits.  Public fund deposits as a percentage of total deposits decreased from 12.9% in the third quarter of 2016 to 11.8% in the third quarter of 2017.

Table 10: Quarterly Average Deposits

(000's omitted)	September 30, 2017	December 31, 2016	September 30, 2016
Noninterest checking deposits	$2,307,205	$1,603,703	$1,569,960
Interest checking deposits	1,810,915	1,642,761	1,614,964
Regular savings deposits	1,415,439	1,309,273	1,320,877
Money market deposits	2,184,825	1,806,780	1,731,752
Time deposits	819,412	713,606	737,587
Total deposits	$8,537,796	$7,076,123	$6,975,140

Nonpublic fund deposits	$7,527,279	$6,072,911	$6,076,131
Public fund deposits	1,010,517	1,003,212	899,009
Total deposits	$8,537,796	$7,076,123	$6,975,140

Borrowings

The third quarter of 2017 ended with external borrowings of $126.4 million, including subordinated debt held by unconsolidated subsidiary trusts and other long-term debt, which were $122.0 million, or 49.1%, lower than external borrowings at December 31, 2016 and $109.7 million, or 46.5%, below the end of the third quarter of 2016.  The Merchants acquisition was responsible for $24.2 million of the increase from December 31, 2016, with $20.6 million in subordinated debt held by unconsolidated subsidiary trusts and $3.6 million in other long-term debt assumed as part of the transaction.

Securities sold under agreement to repurchase, which represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument, were $310.7 million at the end of the third quarter of 2017, with $278.1 million in such securities acquired in the Merchants transaction.

Shareholders’ Equity

Total shareholders’ equity of $1.59 billion at the end of the third quarter represents an increase of $395.2 million from the balance at December 31, 2016.  This increase consisted of $78.5 million related to stock issued in connection with the NRS acquisition, $262.3 million related to stock issued in connection with the Merchants acquisition, net income of $78.7 million, an $8.3 million increase in other comprehensive income, $7.9 million from treasury stock issued to the Company’s benefit plans, $3.7 million from shares issued under the employee stock plan and $4.0 million from employee stock options earned, partially offset by dividends declared of $48.2 million.  The change in other comprehensive income was comprised of a $6.8 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.5 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $352.7 million, as net income and the issuance of common stock in association with the NRS and Merchants acquisitions, the employee stock plan and the Company’s benefit plans, more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.54% at the end of the third quarter, down 1.01% from year-end 2016 and 81 basis points below its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2016 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 11.9%, primarily from net earnings retention and the issuance of shares in connection with the Merchants and NRS acquisitions, while average assets, excluding intangibles and the market value adjustment on investments, increased 23.7%, primarily due to the Merchants and NRS acquisitions.  The Tier 1 leverage ratio decreased as compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 14.2% due to strong earnings retention and the issuance of shares in connection with the Merchants and NRS acquisitions, while average assets excluding intangibles and the market value adjustment, increased 23.9%, driven mostly by the Merchants and NRS acquisitions.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.36% decreased 0.88% from December 31, 2016 and decreased 1.30% versus September 30, 2016 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The decrease in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible asset levels than the increase in tangible equity due primarily to the impact of intangibles resulting from the Merchants and NRS transactions and the decrease in the investment market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2017 was 61.3%, compared to 53.6% for the nine months ended September 30, 2016.  Dividends declared increased 16.2% as the Company’s quarterly dividend per share was raised from$0.31 to $0.32 in August 2016 and from $0.32 to $0.34 in August 2017, while net income for September YTD 2017, impacted by one-time costs incurred in association with the Merchants and NRS acquisitions, increased 1.6% over the prior year period.  The 2017 dividend increase marked the Company’s 25th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 14.0% over the last twelve months including the impact of the 4.68 million shares issued in the Merchants transaction that accounted for 10.6% of the total increase and the 1.32 million shares issued in the NRS transaction that accounted for 3.0% of the total increase.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at September 30, 2017.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2017, the Bank had $241.5 million of cash and cash equivalents of which $35.7 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.3 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2017, this ratio was 11.4% for 30-days and 11.3% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2017, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2017 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2017	2016	2017	2016
Income statement data
Net income
Net income (GAAP)	$35,243	$27,160	$78,691	$77,420
Acquisition expenses	580	2	25,192	342
Tax effect of acquisition expenses	(181)	(1)	(7,750)	(112)
Subtotal (non-GAAP)	35,642	27,161	96,133	77,650
Amortization of intangibles	4,949	1,359	11,980	4,204
Tax effect of amortization of intangibles	(1,545)	(445)	(3,627)	(1,373)
Subtotal (non-GAAP)	39,046	28,075	104,486	80,481
Acquired non-impaired loan accretion	(1,879)	(594)	(3,958)	(2,031)
Tax effect of acquired non-impaired loan accretion	587	195	1,216	663
Adjusted net income (non-GAAP)	$37,754	$27,676	$101,744	$79,113

Return on average assets
Adjusted net income (non-GAAP)	$37,754	$27,676	$101,744	$79,113
Average total assets	10,862,613	8,712,758	9,863,892	8,658,092
Adjusted return on average assets (non-GAAP)	1.38%	1.26%	1.38%	1.22%

Return on average equity
Adjusted net income (non-GAAP)	$37,754	$27,676	$101,744	$79,113
Average total equity	1,587,279	1,239,927	1,434,548	1,207,959
Adjusted return on average equity (non-GAAP)	9.44%	8.88%	9.48%	8.75%

Earnings per common share
Diluted earnings per share (GAAP)	$0.68	$0.61	$1.60	$1.74
Acquisition expenses	0.01	0.00	0.51	0.00
Tax effect of acquisition expenses	(0.00)	(0.00)	(0.15)	(0.00)
Subtotal (non-GAAP)	0.69	0.61	1.96	1.74
Amortization of intangibles	0.10	0.03	0.25	0.09
Tax effect of amortization of intangibles	(0.03)	(0.01)	(0.08)	(0.03)
Subtotal (non-GAAP)	0.76	0.63	2.13	1.80
Acquired non-impaired loan accretion	(0.04)	(0.01)	(0.08)	(0.05)
Tax effect of acquired non-impaired loan accretion	0.01	0.00	0.02	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.73	$0.62	$2.07	$1.76

Noninterest operating expenses
Noninterest expenses (GAAP)	$83,776	$66,226	$260,230	$200,251
Amortization of intangibles	(4,949)	(1,359)	(11,980)	(4,204)
Acquisition expenses	(580)	(2)	(25,192)	(342)
Total adjusted noninterest expenses (non-GAAP)	$78,247	$64,865	$223,058	$195,705

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$78,247	$64,865	$223,058	$195,705
Fully tax-equivalent net interest income	86,790	70,913	236,803	211,228
Noninterest revenues	52,941	39,952	148,485	117,005
Acquired non-impaired loan accretion	(1,879)	(594)	(3,958)	(2,031)
Insurance-related recovery	0	(950)	0	(950)
Gain on sales of investments	0	0	(2)	0
Operating revenues (non-GAAP) - denominator	$137,852	$109,321	$381,328	$325,252
Efficiency ratio (non-GAAP)	56.8%	59.3%	58.5%	60.2%

(000's omitted)	September 30, 2017	December 31, 2016	September 30, 2016
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,850,218	$8,666,437	$8,727,746
Intangible assets	(824,355)	(480,844)	(482,119)
Deferred taxes on intangible assets	75,820	43,504	42,523
Total tangible assets (non-GAAP)	$10,101,683	$8,229,097	$8,288,150

Total common equity
Common stock, APIC, Retained earnings, treasury stock and deferred compensation arrangements	$1,577,068	$1,190,257	$1,174,491
Accumulated other comprehensive income	16,177	7,843	66,091
Shareholders' Equity (GAAP)	1,593,245	1,198,100	1,240,582
Intangible assets	(824,355)	(480,844)	(482,119)
Deferred taxes on intangible assets	75,820	43,504	42,523
Total tangible common equity (non-GAAP)	$844,710	$760,760	$800,986

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$844,710	$760,760	$800,986
Total tangible assets (non-GAAP) - denominator	$10,101,683	$8,229,097	$8,288,150
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.36%	9.24%	9.66%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 83% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 17% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2017 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  In the -100 basis point model, the prime and federal funds rates move lower over a 12-month period while moving the long end of the curve to levels over the three month treasury using spreads at a time when the yield curve was flat.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2017
+200 basis points	($3,540,000)
+100 basis points	($1,266,000)
-100 basis points	($4,163,000)

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the third quarter of 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	0	$0	0	2,200,000
August 1-31, 2017 (1)	186	$56.48	0	2,200,000
September 1-30, 2017 (1)	587	$55.40	0	2,200,000
Total	773	$55.66

(1) Included in the common shares repurchased were 773 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: November 9, 2017	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 9, 2017	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer