Form 10-K
period 2017-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2018-03-01
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2017 (the registrant’s most recently completed second fiscal quarter): $2,750,913,268.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2018: 50,796,090

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2018 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2017, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.  The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers.  As of December 31, 2017, the Bank operates 225 full-service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

The Company maintains a website at communitybankna.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The information posted on the website is not incorporated into or a part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at https://www.sec.gov.

Acquisition History (2013-2017)

Gordon B. Roberts Agency, Inc.
On December 4, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of Gordon B. Roberts Agency, Inc. (“GBR”), an insurance agency headquartered in Oneonta, New York for $3.7 million in Company stock and cash, comprised of $1.35 million in cash and the issuance of 0.04 million shares of common stock.  The transaction resulted in the acquisition of $0.6 million of assets, $0.7 million of other liabilities, goodwill in the amount of $2.2 million and other intangible assets of $1.6 million.

Northeast Capital Management, Inc.
On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes Barre, Pennsylvania.  The Company agreed to pay $1.2 million in cash, including a $0.2 million contingent payment based on certain customer retention objectives, to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

Merchants Bancshares, Inc.
On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.

Dryfoos Insurance Agency, Inc.
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

Northeast Retirement Services, Inc.
On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, the creation of a $24.2 million deferred tax liability associated with the customer list intangible and $76.4 million in goodwill.

Benefits Advisory Service, Inc.
On January 1, 2017, the Company, through its subsidiary, OneGroup, acquired certain assets of Benefits Advisory Service, Inc. (“BAS”), a benefits consulting group headquartered in Forest Hills, New York.  The Company paid $1.2 million in cash to acquire the assets of BAS and recorded intangible assets of $1.2 million in conjunction with the acquisition.

WJL Agencies, Inc.
On January 4, 2016, the Company, through its subsidiary, CBNA Insurance Agency, Inc., completed its acquisition of WJL Agencies, Inc. doing business as The Clark Insurance Agencies (“WJL”), an insurance agency operating in Canton, New York. The Company paid $0.6 million in cash for the intangible assets of the company.  Goodwill in the amount of $0.3 million and intangible assets in the amount of $0.3 million were recorded in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On August 19, 2016, the Company merged together its insurance subsidiaries and as of that date, CBNA Insurance Agency, Inc. was merged into OneGroup.

Oneida Financial Corp.
On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, New York for $158.5 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769.4 million of assets, including approximately $399.4 million of loans and $225.7 million of investment securities, along with $699.2 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and Oneida Wealth Management, Inc. (“OWM”) as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company’s other non-banking financial services businesses.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On April 22, 2016, the activities of OWM were merged into CISI.

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

Services

Banking
The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont and Western Massachusetts.  The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System (“FRB”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, CISI, Carta Group, and Nottingham, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, and personal financial planning services.  The Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

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

Competition
The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont and Massachusetts markets.  The Company competes actively for loans, deposits and customers with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, insurance agencies, and other regulated and unregulated providers of financial services.  In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

The table below summarizes the Bank’s deposits and market share by the fifty-four counties of New York, Pennsylvania, Vermont, and Massachusetts in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
County	State	Deposits as of 6/30/2017(1) (000's omitted)	Market Share(1)	Branches	ATM's	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position
Grand Isle	VT	$36,796	100.00%	1	1	1	1
Lewis	NY	192,249	74.29%	4	4	3	3
Hamilton	NY	55,239	55.34%	2	2	2	2
Franklin	NY	336,499	53.36%	6	6	5	5
Madison	NY	456,572	51.84%	8	8	5	5
Allegany	NY	271,725	45.18%	9	10	8	8
Cattaraugus	NY	415,657	32.81%	10	11	7	6
Otsego	NY	362,180	32.04%	10	9	6	5
Saint Lawrence	NY	476,376	25.80%	13	12	11	10
Yates	NY	99,850	25.41%	3	2	2	1
Schuyler	NY	51,187	25.19%	1	1	1	1
Seneca	NY	120,754	24.95%	4	3	4	3
Jefferson	NY	468,133	24.93%	7	9	6	6
Clinton	NY	377,479	23.23%	4	7	2	2
Wyoming	PA	137,114	22.03%	4	4	4	3
Livingston	NY	179,165	19.78%	5	6	5	4
Chautauqua	NY	363,774	19.12%	12	12	10	7
Orange	VT	55,309	16.25%	2	2	2	2
Essex	NY	128,899	15.83%	5	5	4	3
Oswego	NY	197,101	14.09%	4	5	4	3
Addison	VT	62,944	10.63%	2	2	2	2
Ontario	NY	236,981	10.59%	8	14	5	3
Caledonia	VT	66,903	10.59%	2	2	2	1
Wayne	NY	133,558	10.56%	3	4	2	2
Bennington	VT	86,313	9.94%	2	4	2	0
Delaware	NY	139,908	9.91%	5	5	5	4
Chittenden	VT	605,611	9.35%	9	10	6	4
Franklin	VT	54,992	8.96%	2	2	2	1
Tioga	NY	37,851	8.41%	2	2	2	1
Rutland	VT	112,866	7.88%	3	3	2	1
Herkimer	NY	50,229	7.25%	1	1	1	1
Luzerne	PA	469,025	6.95%	10	13	8	4
Chemung	NY	74,840	6.90%	2	2	1	0
Lackawanna	PA	408,991	6.78%	11	11	8	4
Susquehanna	PA	57,053	6.66%	3	1	3	2
Steuben	NY	187,442	6.24%	8	9	7	3
Lamoille	VT	33,262	6.06%	1	1	1	1
Windham	VT	51,762	5.00%	2	3	2	1
Schoharie	NY	22,118	4.84%	1	1	1	0
Oneida	NY	274,408	4.65%	7	7	6	3
Windsor	VT	56,183	4.24%	2	1	2	0
Carbon	PA	42,135	4.23%	2	2	2	1
Washington	VT	94,345	4.07%	3	5	3	1
Bradford	PA	45,572	3.67%	2	2	2	1
Cayuga	NY	43,074	3.63%	2	2	2	1
Washington	NY	18,695	2.43%	1	0	1	1
Chenango	NY	22,484	2.33%	2	2	1	0
Warren	NY	35,089	1.94%	1	1	1	1
Onondaga	NY	131,119	1.02%	4	4	4	0
Ulster	NY	30,749	0.74%	1	1	1	1
Broome	NY	34,418	0.56%	1	1	1	0
Hampden	MA	66,362	0.53%	1	1	1	0
Erie	NY	129,259	0.32%	4	4	3	2
Tompkins	NY	5,019	0.17%	1	0	1	0
		$8,703,618	5.85%	225	242	185	127
(1) Deposits and Market Share data as of June 30, 2017, the most recent information available from SNL Financial LLC. Deposit amounts include $78.0 million of intercompany balances that are eliminated upon consolidation.

Employees

As of December 31, 2017, the Company employed 2,600 full-time employees, 135 part-time employees and 139 temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies.  Affiliated entities, including BPAS, NRS, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, OneGroup, and Carta Group are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

The Company, the Bank, and their respective subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

Federal Bank Holding Company Regulation
The Company was a bank holding company under the Bank Holding Company Act of 1956, (the “BHC Act”), and became a financial holding company effective September 30, 2015.  As a bank holding company that has elected to become a financial holding company, the Company can affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature” or “incidental” or “complementary” to activities that are financial in nature, as long as it continues to meet the eligibility requirements for financial holding companies (including requirements that the financial holding company and its depository institution subsidiary maintain their status as “well capitalized” and “well managed”).

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

Because the Company is a financial holding company, if the Bank were to receive a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than Satisfactory, the Company will be prohibited, until the rating is raised to Satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities, that are considered “closely related to banking” under the BHC Act.  In addition, if the FRB determines that the Company or the Bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and may contain additional limitations or conditions.  Until corrected, the Company could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking, absent prior FRB approval.

Federal Reserve System Regulation
Because the Company is a financial holding company, it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits.  The Bank is under similar capital requirements administered by the OCC as discussed below.  FRB policy has historically required a financial holding company to act as a source of financial and managerial strength to its subsidiary banks.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement.  To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose.  Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2017.

Deposit Insurance
Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution.  A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution.  The initial base assessment rate is based on its capital level and supervisory ratings (its “CAMELS ratings”), certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.  The Bank’s adjusted average consolidated total assets for 4 consecutive quarters will exceed $10.0 billion in 2018, which will result in a deposit insurance assessment based on a large institution classification, rather than the small institution classification for years prior to 2018.

For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.  On June 30, 2016, the fund reserve ratio reached 1.15% and the assessment rate schedule was lowered.  FDIC insurance expense totaled $3.5 million, $3.7 million and $4.0 million in 2017, 2016 and 2015, respectively.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry.  The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations.  The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate new rules and regulations and to conduct various studies and reports for Congress.  The federal agencies have either completed or are in the process of completing these rules and regulations and have been given significant discretion in drafting such rules and regulations.  Several of the provisions of the Dodd-Frank Act may have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage.  The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  The Company has been exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year.  However, the Company had $10.7 billion in assets as of December 31, 2017, and will become subject to the interchange fee limitations beginning July 1, 2018.  As such, the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.  Since the Company’s total consolidated assets exceeded $10 billion during the second quarter of 2018, the Company will now be subject to the direct supervision of the CFPB.  The CFPB has issued and continues to issue numerous regulations under which the Company and the Bank will continue to incur additional expense in connection with its ongoing compliance obligations.  Significant recent CFPB developments that may affect operations and compliance costs include:

•
positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;

•
the CFPB’s final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

•
positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain customer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and

•
focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

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

The scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined over time, including as final regulations are issued and become effective.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that future legislation or regulation at a minimum will increase the Company’s and the Bank’s operating and compliance costs.  As rules and regulations continue to be implemented or issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

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

The New Capital Rules implement the Basel Committee’s December 2010 capital framework (known as “Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U. S. Basel I risk-based capital rules.  The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one, based in part, on the standardized approach set forth in “Basel II”.  The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies’ rules.

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

Beginning in 2016, the New Capital Rules required the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it is fully phased-in by the beginning of 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization will be required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general Basel I risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) were reversed for the purposes of determining regulatory capital. Under the New Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded; however, banks not using the advanced approach, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank they did, make a one-time permanent election to continue to exclude these items.

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

With respect to the Bank, the New Capital Rules also revise the prompt corrective action (“PCA”) regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category other than critically undercapitalized, with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0%; and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

The New Capital Rules prescribe a new standardized approach for risk weighted-assets that expands the risk-weight categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the asset. The new risk-weight categories generally range from 0% for U.S. government and agency securities, to 1,250% for certain securitized exposures, and result in higher risk weights for a variety of asset categories. The standardized approach requires financial institutions to transition assets that are 90 days or more past due or on nonaccrual from their original risk weight to 150 percent.  Additionally, loans designated as high volatility commercial real estate (“HVCRE”) are assigned a risk-weighting of 150 percent.

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

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others administrated by the Treasury’s Office of Foreign Assets Control (“OFAC”).  The OFAC administered sanctions can take many different forms; however, they generally contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, entity or individual, including prohibitions against direct or indirect imports and exports and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments, or providing investment related advice or assistance; and (ii) a blocking of assets in which the government or specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a financial holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing retirement plan administration, fiduciary services to collective investment funds, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

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

The Company’s total consolidated assets exceeded $10 billion and is therefore subject to additional regulation and increased supervision including the CFPB.

The Dodd-Frank Act imposes additional regulatory requirement on institutions with $10 billion or more in assets.  The Company had $10.7 billion in assets as of December 31, 2017 as a result of the merger with Merchants in May 2017.  The Company is now subject to the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) regulatory stress testing requirements, whereby the Company will be required to conduct an annual stress test using assumptions for baseline, adverse and severely adverse scenarios, (3) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act, (4) limitations on interchange fees for debit card transactions, (5) heightened compliance standards under the Volcker Rule, and (6) enhanced supervision as a larger financial institution.  The imposition of these regulatory requirements and increased supervision may continue to require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations.  Further, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit our ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

The Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework which substantially amended the regulatory risk-based capital rules applicable to the Company. The rules phase in over time becoming fully effective in 2019.  Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Regional economic factors may have an adverse impact on the Company’s business.

The Company’s main markets are located in the states of New York, Pennsylvania, Vermont and Massachusetts.  Most of the Company’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy.  Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.  A prolonged economic downturn in these markets could negatively impact the Company.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2017, the Company had $122.8 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  Recently completed and future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: obtaining timely regulatory approval, the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company’s loan portfolio is acquired and was not underwritten by the Company at origination.

At December 31, 2017, 26% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, the Company evaluates the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

We rely on third party vendors, which could expose the Company to additional cybersecurity risks.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such vendors. In addition, a number of the Company’s vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry.  Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client.  In addition, credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

Trading activity in the Company’s common stock could result in material price fluctuations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of other factors including, but not limited to:
•	Changes in securities analysts’ expectations of financial performance;
•	Volatility of stock market prices and volumes;
•	Incorrect information or speculation;
•	Changes in industry valuations;
•	Variations in operating results from general expectations;
•	Actions taken against the Company by various regulatory agencies;
•	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
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

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense.  The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees.  If the Company provides inadequate succession planning, is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 263 properties located in the counties identified in the table on page 6, of which 160 are owned and 103 are under lease arrangements.  With respect to the Banking segment, the Company operates 225 full-service branches and 11 facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates 16 customer service facilities, all of which are leased.  With respect to the All Other segment, the Company operates 11 customer service facilities, all of which are leased.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2017 had a net book value of $83.0 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2017, the Company paid $7.3 million of rental fees for facilities leased for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not Applicable

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position

Mark E. Tryniski	57
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	53
Executive Vice President and Chief Financial Officer.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	61
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	61
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 50,796,090 shares of common stock outstanding on January 31, 2018, held by approximately 4,031 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend
2017
4th	$56.80	$51.38	$0.34
3rd	$57.30	$49.11	$0.34
2nd	$58.03	$51.66	$0.32
1st	$62.32	$51.71	$0.32

2016
4th	$62.24	$46.07	$0.32
3rd	$48.11	$39.96	$0.32
2nd	$42.18	$36.78	$0.31
1st	$39.23	$34.47	$0.31

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.34 per share for the first quarter of 2018.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2012 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	984,891	$27.80	51,503
2014 Long-term Incentive Plan	954,278	33.19	1,653,934
Equity compensation plans not approved by security holders	0	0	0
Total	1,939,169	$30.45	1,705,437

(1) The number of securities includes 230,873 shares of unvested restricted stock.

Stock Repurchase Program
At its December 2016 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,200,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2017.  There were no treasury stock purchases made under this authorization in 2017.  At its December 2017 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2017(1)	1,432	$56.03	0	2,200,000
November 1-30, 2017	0	0	0	2,200,000
December 1-31, 2017 (1)	197	53.75	0	2,200,000
Total	1,629	$55.77

(1) Included in the common shares repurchased were 197 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan and 1,432 shares acquired in connection with the administration of the Company’s deferred compensation plans.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2017.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2017	2016	2015	2014	2013
Income Statement Data:
Loan interest income	$253,949	$211,467	$187,743	$185,527	$188,197
Investment interest income	75,506	73,720	71,879	70,693	75,962
Interest expense	13,780	11,291	11,202	11,792	26,065
Net interest income	315,675	273,896	248,420	244,428	238,094
Provision for loan losses	10,984	8,076	6,447	7,178	7,992
Noninterest income	202,421	155,625	123,303	119,020	108,748
Gain (loss) on investment securities & early retirement of long-term borrowings, net	2	0	(4)	0	(6,568)
Acquisition expenses and litigation settlement	25,986	1,706	7,037	2,923	2,181
Other noninterest expenses	321,163	265,142	226,018	223,657	219,074
Income before income taxes	159,965	154,597	132,217	129,690	111,027
Net income	150,717	103,812	91,230	91,353	78,829
Diluted earnings per share	3.03	2.32	2.19	2.22	1.94

Balance Sheet Data:
Cash equivalents	$19,652	$24,243	$21,931	$12,870	$11,288
Investment securities	3,081,379	2,784,392	2,847,940	2,512,974	2,218,725
Loans	6,256,757	4,948,562	4,801,375	4,236,206	4,109,083
Allowance for loan losses	(47,583)	(47,233)	(45,401)	(45,341)	(44,319)
Intangible assets	825,088	480,844	484,146	386,973	390,499
Total assets	10,746,198	8,666,437	8,552,669	7,489,440	7,095,864
Deposits	8,444,420	7,075,954	6,873,474	5,935,264	5,896,044
Borrowings	485,896	248,370	403,446	440,122	244,010
Shareholders’ equity	1,635,315	1,198,100	1,140,647	987,904	875,812

Capital and Related Ratios:
Cash dividends declared per share	$1.32	$1.26	$1.22	$1.16	$1.10
Book value per share	32.26	26.96	26.06	24.24	21.66
Tangible book value per share (1)	16.94	17.12	15.90	15.63	12.80
Market capitalization (in millions)	2,725	2,746	1,748	1,554	1,604
Tier 1 leverage ratio	10.00%	10.55%	10.32%	9.96%	9.29%
Total risk-based capital to risk-adjusted assets	17.45%	19.10%	18.08%	18.75%	17.57%
Tangible equity to tangible assets (1)	8.61%	9.24%	8.59%	8.92%	7.68%
Dividend payout ratio	43.5%	53.7%	55.5%	51.6%	56.0%
Period end common shares outstanding	50,696	44,437	43,775	40,748	40,431
Diluted weighted-average shares outstanding	49,665	44,720	41,605	41,232	40,726

Selected Performance Ratios:
Return on average assets	1.49%	1.20%	1.17%	1.23%	1.09%
Return on average equity	10.21%	8.57%	8.87%	9.65%	9.04%
Net interest margin	3.69%	3.71%	3.73%	3.91%	3.91%
Noninterest revenues/operating revenues (FTE)	38.8%	35.5%	32.3%	31.7%	30.4%
Efficiency ratio (2)	58.3%	59.6%	58.2%	58.4%	59.9%

Asset Quality Ratios:
Allowance for loan losses/total loans	0.76%	0.95%	0.95%	1.07%	1.08%
Nonperforming loans/total loans	0.44%	0.48%	0.50%	0.56%	0.54%
Allowance for loan losses/nonperforming loans	173%	199%	190%	190%	201%
Loan loss provision/net charge-offs	103%	129%	101%	117%	122%
Net charge-offs/average loans	0.18%	0.13%	0.15%	0.15%	0.17%

(1)
The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).

(2)
Efficiency ratio provides a ratio of operating expenses to operating income.  It excludes intangible amortization, acquisition expenses, acquired non-impaired loan accretion and litigation settlement from expenses and gains and losses on investment securities & early retirement of long-term borrowings from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control.  Management also believes such information is useful to investors in evaluating Company performance.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 23 and the Company’s Consolidated Financial Statements and related notes that appear on pages 58 through 104.  All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure.  The term “this year” and equivalent terms refer to results in calendar year 2017, “last year” and equivalent terms refer to calendar year 2016, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 52.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the current generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include:

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

For acquired loans that are not deemed impaired at acquisition, the difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan, and includes both credit and interest rate considerations. Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans is consistent with the policy described below.  However, for loans collectively evaluated for impairment, the Company compares the net realizable value of the loans to the carrying value.  The carrying value represents the net of the loan’s unpaid principal balance and the remaining purchase discount or premium that has yet to be accreted into interest income.  When the carrying value exceeds the net realizable value, an allowance for loan losses is recognized. For loans individually evaluated for impairment, a provision is recorded when the required allowance exceeds any remaining discount on the loan.

•
Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective.  It requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience, expected duration and consideration of current economic trends, all of which may be susceptible to significant change.

•
Investment securities – Investment securities can be classified as held-to-maturity, available-for-sale or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in current earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not likely that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.  During 2013, the Company sold certain held-to-maturity securities and consequently did not use the held-to-maturity classification in 2014, 2015, 2016 or 2017.

•
Retirement benefits – The Company provides defined benefit pension benefits to eligible employees and retirees and post-retirement health and life insurance benefits to certain eligible retirees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees.  Expense under these plans is charged to current operations and consists of several components of net periodic (benefit) cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and the expected return on plan assets.

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

•
Intangible assets – As a result of acquisitions, the Company carries goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred.  Should impairment occur, goodwill will be reduced to its revised carrying value through a charge to earnings.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 63.

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

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”).  The Company also provides employee benefit related services via its Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary, and wealth management and insurance-related services.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenue through development of banking-related fee revenue, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to improve efficiencies.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company, Inc. (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, the creation of a $24.2 million deferred tax liability associated with the customer list intangible and $76.5 million in goodwill.

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

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.

On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes Barre, Pennsylvania.  The Company agreed to pay $1.2 million in cash, including a $0.2 million contingent payment based on certain customer retention objectives, to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

On December 4, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of Gordon B. Roberts Agency, Inc. (“GBR”), an insurance agency headquartered in Oneonta, New York for $3.7 million in Company stock and cash, comprised of $1.35 million in cash and the issuance of 0.04 million shares of common stock.  The transaction resulted in the acquisition of $0.6 million of assets, $0.7 million of other liabilities, goodwill in the amount of $2.2 million and other intangible assets of $1.6 million.

The Company reported net income and earnings per share for the year ended December 31, 2017 that were 45.2% and 30.6%, respectively, above the prior year amounts.  The increase in net income was due primarily to the earnings generated by expanded business activities from the Merchants and NRS acquisitions combined with the impact of the recently enacted Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) that resulted in a $38.0 million one-time gain from the revaluation of net deferred tax liabilities in the fourth quarter.  Contributing to the increase in net income was an increase in net interest income, higher noninterest income and a lower effective tax rate.  Partially offsetting these items were an increase in the provision for loan losses, increased operating expenses, and an increase in weighted average diluted shares outstanding, primarily attributable to shares issued in the Merchants, NRS and GBR acquisitions.  Net income adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act, increased $32.1 million, or 30.1%, compared to the prior year.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act, of $2.80 increased $0.41, or 17%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets, primarily reflective of the Merchants acquisition completed in May 2017.  Average deposits increased in 2017 as compared to 2016, reflective of organic growth in core deposits and the impact of the Merchants acquisition.  Average external borrowings in 2017 increased from 2016 reflective of securities sold under an agreement to repurchase, subordinated debt held by an unconsolidated subsidiary and long-term debt acquired in the Merchants transaction.

Asset quality in 2017 remained stable and favorable in comparison to averages for peer financial organizations.  As compared to the end of 2016, loan nonperforming ratios and the delinquency ratio at December 31, 2017 were improved while the full year loan net charge-off ratio was up a modest amount year-over-year.

Net Income and Profitability

Net income for 2017 was $150.7 million, an increase of $46.9 million, or 45.2%, from 2016’s earnings.  Earnings per share for 2017 was $3.03, up $0.71, or 30.6%, from 2016’s results.  The 2017 results included $26.0 million, or $0.37 per share, of acquisition expenses primarily related to the Merchants and NRS acquisitions.  The 2016 results included $1.7 million, or $0.03 per share, of acquisition expenses related to the Merchants and NRS acquisitions.  Net income adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act, increased $32.1 million, or 30.1%, compared to the prior year.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act, of $2.80 increased $0.41, or 17%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2016 was $103.8 million, an increase of $12.6 million, or 13.8%, from 2015’s earnings, while earnings per share for 2016 was $2.32, up $0.13, or 5.9%, from 2015’s results due primarily to the acquisition of Oneida in December 2015.  The 2016 results included the aforementioned acquisition expenses.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2017	2016	2015	2014	2013
Net interest income	$315,675	$273,896	$248,420	$244,428	$238,094
Provision for loan losses	10,984	8,076	6,447	7,178	7,992
Gain/(Loss) on sales of investment securities, net	2	0	(4)	0	80,768
Loss on debt extinguishments	0	0	0	0	87,336
Noninterest income	202,421	155,625	123,303	119,020	108,748
Acquisition expenses and litigation settlement	25,986	1,706	7,037	2,923	2,181
Other noninterest expenses	321,163	265,142	226,018	223,657	219,074
Income before taxes	159,965	154,597	132,217	129,690	111,027
Income taxes	9,248	50,785	40,987	38,337	32,198
Net income	$150,717	$103,812	$91,230	$91,353	$78,829

Diluted weighted average common shares outstanding	49,665	44,720	41,605	41,232	40,726
Diluted earnings per share	$3.03	$2.32	$2.19	$2.22	$1.94

The Company operates in three business segments: Banking, Employee Benefit Services and All Other.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises.  In addition to these general intermediation services, the Banking segment provides treasury management solutions, capital financing products and payment processing services.  Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust services; collective investment fund; fund administration, transfer agency; retirement plan and VEBA/HRA and health savings account plan administration services; actuarial services; and healthcare consulting services.  BPAS services approximately 3,800 retirement plans and more than 400,000 plan participants.  In addition, BPAS employs nearly 350 professionals, and operates from 11 offices located in Boston, New York, New Jersey, Pennsylvania, Texas and Puerto Rico.  The All Other segment is comprised of wealth management and insurance services.  Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI and The Carta Group, and asset advisory services provided by Nottingham.  The insurance services activities include the offerings of personal and commercial property insurance and other risk management products and services provided by OneGroup.  For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2017 earnings performance are discussed in the remaining sections of this document and are summarized as follows:

BANKING
•
Net interest income increased $41.5 million, or 15.2%.  This was the result of a $1.16 billion increase in average interest earning assets, partially offset by a $647.8 million increase in average interest-bearing liabilities and a two basis point increase in the average rate on interest-bearing liabilities.  Average loans grew $936.5 million driven by the Merchants acquisition.  Also contributing to the growth in interest income was a $219.5 million increase in the average book value of investments, including cash equivalents, primarily due to investments acquired in the Merchants transaction, partially offset by a 20 basis-point decrease in the average yield on investments.  Average interest-bearing deposits increased $539.8 million due to the Merchants acquisition and organic core deposit growth, partially offset by the continued trend of declining time deposit balances.  Borrowing interest expense increased year-over-year as a result of an increase in average balances of $108.0 million, or 39.7%, due to external borrowings acquired with Merchants, and a blended rate that was five basis points higher than the prior year.

•
The loan loss provision of $11.0 million increased $2.9 million, or 36.0%, from the prior year level.  Net charge‑offs of $10.6 million were $4.4 million more than 2016, primarily due to a $3.1 million partial charge-off of a single commercial relationship in the fourth quarter of 2017.  This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.18%, which was five basis points higher than the prior year.  Year-end nonperforming loans as a percentage of total loans decreased four basis points and nonperforming assets as a percentage of loans and other real estate owned decreased five basis points compared to December 31, 2016 levels.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 43 through 47.

•
Banking noninterest income for 2017 of $73.3 million increased by $7.3 million from 2016’s level, primarily due to new deposit relationships from both acquired and organic sources, increased debit card-related revenues and higher deposit service fees, partially offset by a decrease in other banking revenues related to a nonrecurring insurance-related gain recognized in 2016.

•
Total banking noninterest expenses, including acquisition expenses, increased $54.5 million, or 28.1%, in 2017 to $248.5 million, primarily reflective of expenses related to an expanded branch network and other acquired activities from the Merchants acquisition, and continued investment in risk management capabilities and technology and data processing costs.  Excluding acquisition expenses, banking noninterest expenses increased $31.0 million, or 16.0%, again reflective of expanded operations resulting from the Merchants acquisition.

EMPLOYEE BENEFIT SERVICES
•
Employee benefit services noninterest revenue for 2017 of $82.7 million increased $34.5 million, or 71.4%, from the prior year level, due to the combination of expanded business activities from the NRS acquisition and new client generation.

•
Employee benefit services noninterest expenses for 2017 totaled $60.9 million.  This represented an increase from 2016 of $23.2 million, or 61.3%, and was attributable to the expanded business operations from the NRS acquisition and the continued buildout of resources to support an expanding revenue base.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)
•
Wealth management and insurance services noninterest income for 2017 was $49.2 million; an increase of $5.5 million from the prior year level.  The increase was due to the additional customers generated by both organic and acquired growth sources, including the expansion of operations resulting from the BAS, Dryfoos, GBR and NECM acquisitions.

•
Wealth management and insurance services noninterest expenses of $40.6 million increased $3.1 million from 2016 primarily due to increased personnel costs associated with the aforementioned organic and acquired growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2017	2016	2015
Return on average assets	1.49%	1.20%	1.17%
Return on average equity	10.21%	8.57%	8.87%
Dividend payout ratio	43.5%	53.7%	55.5%
Average equity to average assets	14.63%	13.99%	13.16%

As displayed in Table 2, the return on average assets ratio and the return on average equity ratio increased in 2017, as compared to 2016.  The increase in return on average assets and return on average equity was the result of an increase in net income, reflective of expanded activities from the Merchants and NRS transactions and the impact of the recently enacted Tax Cuts and Jobs Act, which outpaced the increase in average assets.  The return on average assets ratio increased in 2017 while the return on average equity ratio decreased in 2016, as compared to 2015.  The increase in return on average assets in 2016 was the result of an increase in net income, reflective of the full year impact of the Oneida transaction and a decrease in acquisition expenses, which outpaced the increase in average assets.  The decrease in the return on average equity ratio in 2016 was the result of the aforementioned increase in net income being outpaced by the increase in average equity, due primarily to the full year impact of the issuance of common stock as consideration in the Oneida transaction, a higher average after tax investment market value adjustment and strong earnings retention.  The return on average assets adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act increased 15 basis points to 1.38% in 2017, as compared to 1.23% in 2016.  The return on average equity adjusted to exclude acquisition expenses, amortization of intangibles, acquired non-impaired loan accretion and the impact of the Tax Cuts and Jobs Act increased 60 basis points to 9.41% in 2017, from 8.81% in 2016.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2017 decreased 10.2% from 2016 as the 45.2% increase in net income from 2016 outweighed the 17.6% increase in dividends declared.  The increase in dividends declared in 2017 was a result of a 4.8% increase in the dividends declared per share, an increase in the shares outstanding due to the issuance of shares as partial consideration in the Merchants, NRS and GBR transactions and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.  The dividend payout ratio for 2016 decreased 1.8% from 2015 as net income increased 13.8% from 2015 while dividends declared increased 10.0%, a result of a 3.3% increase in the dividends declared per share in addition to an increase in the shares outstanding due to the issuance of shares as partial consideration in the Oneida transaction in late 2015 and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.

The average equity to average assets ratio continued to increase as the growth in common shareholders’ equity outpaced the growth in assets.  During 2017, average equity increased at a rate of 21.8% while average assets increased at a rate of 16.5%, while in 2016 average equity rose 17.8% and average assets grew 10.8% in comparison to 2015.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $325.1 million in 2017, an increase of $41.2 million, or 14.5%, from the prior year.  The increase is a result of a $1.16 billion, or 15.1%, increase in average interest-earning assets, partially offset by a one basis point decline in the average yield on interest-earning assets, a $647.8 million increase in average interest-bearing liabilities, and a two basis point increase in the average rate on interest-bearing liabilities.  As reflected in Table 4, the favorable impact of the increase in interest-earning assets ($44.4 million) was partially offset by the unfavorable impact of the decrease in the yield ($0.7 million), the increase in interest-bearing liabilities ($1.3 million), and the higher rate on interest-bearing liabilities ($1.2 million).

The 2017 net interest margin decreased two basis points to 3.69% from the 3.71% reported in 2016.  The decrease was attributable to a one basis point decrease in the earning-asset yield combined with a two basis point increase in the cost of interest-bearing liabilities.  The 4.39% yield on loans increased five basis points in 2017 as compared to 4.34% in 2016, due in part to incremental acquired loan accretion on the Merchants portfolio.  The yield on investments, including cash equivalents, decreased from 2.99% in 2016 to 2.79% in 2017.  This lower yield on investments is reflective of maturing higher rate investments being replaced with lower-yielding securities and interest-earning cash, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.22% during 2017 as compared to 0.20% for 2016.  The increased cost primarily reflects the increase in the average rate paid on external borrowings in 2017.

The net interest margin in 2016 decreased two basis points to 3.71% from the 3.73% reported in 2015.  The decrease was attributable to a four basis point decrease in the earning-asset yield, partially offset by a one basis point decrease in the cost of interest-bearing liabilities.  The 4.34% yield on loans decreased eight basis points in 2016 as compared to 4.42% in 2015, due to new loan volume for certain products carrying lower yields than the loans maturing or being prepaid in the continued low rate environment.  The yield on investments, including cash equivalents, decreased from 3.05% in 2015 to 2.99% in 2016.  This is reflective of the purchase of lower-yielding securities at various times throughout the last 24 months, as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.20% during 2016 as compared to 0.21% for 2015.  The decreased cost primarily reflects the shift of customer deposits from higher cost time and money market deposits into non-interest bearing and lower cost checking and savings.

As shown in Table 3, total FTE-basis interest income increased by $43.7 million, or 14.8%, in 2017 in comparison to 2016. Table 4 indicates that a higher average earning-asset balance created $44.4 million of incremental interest income.  As mentioned previously, this was partially offset by a lower average yield on earning assets that had a negative impact of $0.7 million.  Average loans increased $936.5 million, or 19.2%, in 2017, primarily a result of acquired growth, with the Merchants acquisition accounting for $899.8 million of the total growth.  FTE-basis loan interest income and fees increased $43.2 million, or 20.4%, in 2017 as compared to 2016, attributable to the higher average balances and a five basis point increase in the loan yield.

Investment interest income (FTE basis) in 2017 was $0.5 million, or 0.6%, higher than the prior year as a result of a $219.5 million, or 7.9%, higher average book basis balance (including cash equivalents) for 2017 versus the prior year.  This was partially offset by a 20 basis point decrease in the average investment yield from 2.99% to 2.79%.  During most of 2017, market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower interest rates or were used to pay down overnight borrowings.

Total interest income in 2016 increased $23.1 million, or 8.5%, from 2015’s level.  Table 4 indicates that the higher average earning-asset balance created $25.8 million of incremental interest income, partially offset by a lower average yield on earning assets that had an impact of $2.7 million.  Average loans increased $593.8 million, or 13.8%, in 2016, a result of organic and acquired growth in all loan portfolios, with the Oneida acquisition accounting for $364.2 million of the total growth.  FTE-basis loan interest income and fees increased $22.5 million, or 11.9%, in 2016 as compared to 2015, attributable to the higher average balances, partially offset by an eight basis point decrease in the loan yield.  On a FTE basis, investment interest income, including interest on cash equivalents, totaled $83.1 million in 2016, $0.6 million, or 0.7%, higher than the prior year as a result of a $74.6 million, or 2.8%, higher average book basis balance (including cash equivalents) for 2016 versus the prior year.  This was partially offset by a six basis point decrease in the average investment yield from 3.05% to 2.99% including the impact of changes in state tax structures.  During most of 2016, market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower yields.  The investments purchased during 2016 had a weighted average yield of 2.27% as compared to 2015 purchases which had a weighted average yield of 2.46%.

Total interest expense increased by $2.5 million, or 22.0%, to $13.8 million in 2017.  As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $1.2 million, while higher deposit balances resulted in a $1.3 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2017 increased one basis point to 0.16%.  The rate on interest-bearing deposits of 0.13% was consistent with the prior year as rates have been held relatively steady in all interest-bearing categories throughout 2017 and 2016, the deposit mix has continued to shift towards a lower proportion of time deposit products.  The rate on external borrowings increased five basis points to 1.51% in 2017, a result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component.  Total average funding balances (deposits and borrowings) in 2017 increased $1.14 billion, or 15.6%.  Average deposits increased $1.03 billion, of which approximately $862.8 million was attributable to the Merchants acquisition, with the remaining $166.8 million attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers’ unwillingness to commit to less liquid instruments in the continued low rate environment, average core deposit balances increased $1.01 billion to 90.5% of total average deposits compared to 89.3% in 2016, while time deposits increased at a slower rate of $14.7 million year-over-year, representing 9.5% of total average deposits for 2017 compared to 10.7% in 2016.  Average external borrowings increased $108.0 million in 2017 as compared to the prior year, due to securities sold under an agreement to repurchase, short-term advances, subordinated debt held by unconsolidated subsidiary trusts and long-term debt assumed as part of the Merchants transaction that added $187.6 million in average borrowings, partially offset by a decrease in average FHLB borrowings of $79.6 million.

Total interest expense increased by $0.1 million to $11.3 million in 2016 as compared to 2015.  As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $0.8 million, while higher deposit balances resulted in a $0.9 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2016 decreased one basis point to 0.15%.  The rate on interest-bearing deposits decreased two basis points to 0.13% as rates have held relatively steady in all interest-bearing categories throughout 2016 and 2015, and deposit mix moved to a lower proportion of time deposit products.  The rate on external borrowings increased 64 basis points to 1.46% in 2016, a result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component.  Total average funding balances (deposits and borrowings) in 2016 increased $635.6 million, or 9.5%.  Average deposits increased $877.5 million, of which approximately $654.1 million was attributable to the Oneida acquisition, with the remaining $223.4 million attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers’ unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $864.3 million to 89.3% of total average deposits compared to 88.0% in 2015, while time deposits increased at a slower rate of $13.2 million year-over-year representing 10.7% of total average deposits for 2016 compared to 12.0% in 2015.  Average external borrowings decreased $241.9 million in 2016 as compared to the prior year, reflective of the pay down of overnight FHLB borrowings with liquidity from the Oneida acquisition and organic deposit growth.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2017, 2016 and 2015.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 37.7% in 2017, 38.2% in 2016 and 38.3% in 2015.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include loan fees and acquired loan accretion.  Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$38,545	$385	1.00%	$19,062	$89	0.47%	$13,543	$32	0.23%
Taxable investment securities (1)	2,440,215	59,774	2.45%	2,177,589	56,113	2.58%	2,071,095	53,282	2.57%
Nontaxable investment securities (1)	517,408	23,499	4.54%	579,986	26,924	4.64%	617,418	29,205	4.73%
Loans (net of unearned discount)(2)	5,818,367	255,212	4.39%	4,881,905	212,022	4.34%	4,288,091	189,507	4.42%
Total interest-earning assets	8,814,535	338,870	3.84%	7,658,542	295,148	3.85%	6,990,147	272,026	3.89%
Noninterest-earning assets	1,274,680			1,001,525			824,417
Total assets	$10,089,215			$8,660,067			$7,814,564

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$5,237,282	4,854	0.09%	$4,712,212	4,121	0.09%	$4,053,761	3,598	0.09%
Time deposits	765,666	3,177	0.41%	750,944	3,204	0.43%	737,734	3,373	0.46%
Repurchase agreements	172,395	739	0.43%	0	0	0.00%	0	0	0.00%
FHLB borrowings	92,307	1,106	1.20%	169,769	1,017	0.60%	411,694	1,694	0.41%
Subordinated debt held by unconsolidated subsidiary trusts	115,231	3,904	3.39%	102,158	2,949	2.89%	102,133	2,537	2.48%
Total interest-bearing liabilities	6,382,881	13,780	0.22%	5,735,083	11,291	0.20%	5,305,322	11,202	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,048,414			1,558,548			1,352,683
Other liabilities	182,159			154,916			128,521
Shareholders' equity	1,475,761			1,211,520			1,028,038
Total liabilities and shareholders' equity	$10,089,215			$8,660,067			$7,814,564

Net interest earnings		$325,090			$283,857			$260,824

Net interest spread			3.62%			3.65%			3.68%
Net interest margin on interest-earning assets			3.69%			3.71%			3.73%

Fully tax-equivalent adjustment		$9,415			$9,961			$12,404

(1)
Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$140	$156	$296	$17	$40	$57
Taxable investment securities	6,530	(2,869)	3,661	2,745	86	2,831
Nontaxable investment securities	(2,853)	(572)	(3,425)	(1,746)	(535)	(2,281)
Loans (net of unearned discount)	41,057	2,133	43,190	25,840	(3,325)	22,515
Total interest-earning assets (2)	44,444	(722)	43,722	25,782	(2,660)	23,122

Interest paid on:
Interest checking, savings and money market deposits	477	256	733	577	(54)	523
Time deposits	63	(90)	(27)	59	(228)	(169)
Repurchase agreements	739	0	739	0	0	0
FHLB borrowings	(609)	698	89	(1,250)	573	(677)
Subordinated debt held by unconsolidated subsidiary trusts	405	550	955	1	411	412
Total interest-bearing liabilities (2)	1,341	1,148	2,489	874	(785)	89

Net interest earnings (2)	$42,642	$(1,409)	$41,233	$24,784	$(1,751)	$23,033

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI and The Carta Group) and asset management services (performed by Nottingham); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000's omitted except ratios)	2017	2016	2015
Employee benefit services	$80,830	$46,628	$45,388
Deposit service charges and fees	33,729	29,061	28,087
Electronic banking	29,722	25,781	22,263
Insurance services	26,150	23,149	3,352
Wealth management services	22,079	19,776	16,856
Other banking revenues	8,018	9,140	5,656
Mortgage banking	1,893	2,090	1,701
Subtotal	202,421	155,625	123,303
Gain/(Loss) on sales of investment securities, net	2	0	(4)
Total noninterest revenues	$202,423	$155,625	$123,299

Noninterest revenues/operating revenues (FTE basis) (1)	38.8%	35.5%	32.3%

(1) For purposes of this ratio noninterest revenues excludes gains (losses) on sales of investment securities and insurance-related recoveries. Operating revenues are defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding gains (losses) on sales of investment securities, insurance-related recoveries and acquired non-impaired loan accretion.  See Table 20 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding gains on the sale of investment securities, increased by $46.8 million, or 30.1%, to $202.4 million in 2017 as compared to 2016.  The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, primarily from the acquisition of NRS, increased debit card-related revenue, and increased deposit service fees associated with the Merchants acquisition, partially offset by lower mortgage banking revenue and a decrease in other banking revenues related to a nonrecurring insurance-related gain recognized in 2016.  Noninterest revenues, excluding losses on securities sales, increased by $32.3 million, or 26.2%, to $155.6 million in 2016 as compared to 2015.  The increase was comprised of growth in revenue from the Company’s financial services businesses, driven primarily by the acquisition of OneGroup and OWM, increased debit card-related revenue, increased employee benefit service fees, increased deposit service fees and $1.6 million in nonrecurring insurance-related gains, partially offset by lower fees from account overdraft protection programs continuing the trend of lower utilization of overdraft protection programs and a decline in certain other deposit-related services.

Noninterest revenues as a percent of operating revenues (FTE basis) were 38.8% in 2017, up 3.3% from the prior year.  The current year increase was due to the 30.1% increase in noninterest revenues mentioned above, while net interest income (FTE basis) increased at a slower pace of 14.5%.  The 3.2% increase in this ratio from 2015 to 2016 was driven by a 26.2% increase in noninterest revenues, primarily the result of growth in the financial services businesses driven by the acquisition of OneGroup and OWM, growth in debit card related income and employee benefit service fees, while net interest income increased at a rate of 8.8%.

A significant portion of the Company’s recurring noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network and electronic banking channels, which totaled $71.5 million in 2017, an increase of $7.5 million, or 11.7%, from the prior year.  The increase was driven by the addition of new deposit relationships from both acquired growth related to the Merchants acquisition and organic sources, as well as increased debit card-related revenues and increased deposit service fees, partially offset by a decrease in other banking revenues related to a nonrecurring insurance-related gain recognized in 2016.  Fees from general banking services were $64.0 million in 2016, an increase of $8.0 million, or 14.2%, from 2015.  The increase was driven by the addition of new deposit relationships from both acquired growth related to the Oneida acquisition and organic sources, as well as increased debit card-related revenues and $1.6 million in nonrecurring insurance-related gains, partially offset by the continuing trend of lower utilization of overdraft protection programs and other deposit-related services.

Mortgage banking revenue consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees, and other mortgage loan-related fee revenue earned on sold consumer mortgages.  In 2017, mortgage banking revenue totaled $1.9 million which decreased $0.2 million from the revenue generated in 2016, which increased $0.4 million from 2015.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $32.9 million in 2017 as compared to $45.9 million and $35.5 million during 2016 and 2015, respectively.  Residential mortgage loans held for sale and recorded at fair value at December 31, 2017 and 2016 totaled $0.5 million and $2.4 million, respectively.  Realization of the unrealized gains or losses on consumer mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, will be dependent on market conditions and long-term interest rate trends.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $39.5 million, or 44.1%, in 2017 to $129.1 million.  In 2017, financial services revenue accounted for 64% of total noninterest revenues, as compared to 58% in 2016.  Employee benefit services generated revenue of $80.8 million in 2017 that reflected growth of $34.2 million, or 73.4%, driven primarily by the acquisition of NRS.  Employee benefit services revenue of $46.6 million in 2016 was $1.2 million higher than 2015’s results, driven by a combination of new client generation, activities acquired with the Oneida transaction and expanded service offerings.

Wealth management and insurance services revenues increased $5.3 million, or 12.4%, in 2017 primarily due to revenue growth from OneGroup, which represented $3.0 million of the increase, and an increase in personal trust revenue of $2.3 million from the prior year primarily due to the Merchants acquisition.  CISI revenue decreased $0.1 million and Nottingham revenue increased $0.1 million compared to 2016.  Wealth management and insurance services revenue increased $22.7 million, or 112%, in 2016 primarily from the acquisition of OneGroup and OWM, which was the main driver of the $19.8 million increase in insurance-related revenues.

Assets under administration increased $45.1 billion to $62.9 billion for the employee benefit services segment in 2017 as compared to 2016 due to acquired growth from the NRS acquisition and the addition of new client assets.  Assets under management increased $1.5 billion to $6.4 billion for the wealth management businesses at year end 2017 as compared to one year earlier due to the addition of new client assets. Assets under administration within the Company’s employee benefit services segment decreased $0.3 billion to $17.8 billion at the end of 2016 from $18.1 billion at year-end 2015 due to outflows in response to broad market shifts in the fourth quarter of 2016.  Assets under management with the Company’s wealth management services segment increased $0.2 billion to $4.9 billion at the end of 2016 from $4.7 billion at year-end 2015 due to the addition of new client assets.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $347.1 million in 2017 were $80.3 million, or 30.1%, higher than 2016, primarily due to the expenses associated with operating an expanded branch network and other business activities acquired with the Merchants and NRS transactions, as well as increased acquisition expenses.  Noninterest expenses in 2016 increased $33.8 million, or 14.5%, from 2015 to $266.8 million, and included expenses associated with operating an expanded branch network and other business activities acquired with the Oneida transaction.

Operating expenses (excluding acquisition expenses and amortization of intangible assets) as a percent of average assets for 2017 was 3.02%, an increase of two basis points from 3.00% in 2016 and 17 basis points higher than 2.85% in 2015.  The increase in this ratio for 2017 was due to a 17.2% increase in operating expenses, primarily a result of expanded operations due to the Merchants and NRS acquisitions, while average assets grew by 16.5% due primarily to acquired net assets and intangibles from the Merchants and NRS transactions.  The increase in this ratio for 2016 was due to a 16.8% increase in operating expenses, primarily a result of a full year of expanded operations due to the Oneida acquisition, while average assets grew by 10.8% due to organic loan growth and the Oneida acquisition.  The increases in this ratio in both years reflected the impact of the acquired financial services businesses that carry a low level of average assets compared to banking operations.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and intangible amortization) divided by operating revenue (fully tax‑equivalent net interest income plus noninterest income, excluding acquired non-impaired loan accretion,  net securities gains and losses, and insurance-related recoveries).  Lower ratios are correlated to higher operating efficiency.  In 2017, the efficiency ratio was 1.30% lower than 2016 as the 19.7% increase in operating revenue, comprised of a 14.5% increase in adjusted net interest income and a 30.1% increase in noninterest income, as defined above, grew at a faster pace than the 17.2% increase in operating expenses.  The ratio for 2016 was 1.4% above 2015 as a 16.8% increase in operating expenses, was greater than the 14.1% increase in operating revenues.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2017	2016	2015
Salaries and employee benefits	$179,993	$151,647	$126,356
Occupancy and equipment	35,561	30,078	27,593
Data processing and communications	37,579	34,501	30,430
Amortization of intangible assets	16,941	5,479	3,663
Legal and professional fees	11,576	8,455	6,813
Office supplies and postage	7,506	7,274	6,476
Business development and marketing	9,994	7,484	7,204
FDIC insurance premiums	3,473	3,671	3,962
Acquisition expenses	25,986	1,706	7,037
Other	18,540	16,553	13,521
Total noninterest expenses	$347,149	$266,848	$233,055

Operating expenses(1) /average assets	3.02%	3.00%	2.85%
Efficiency ratio(2)	58.3%	59.6%	58.2%
(1)Operating expenses are total noninterest expenses excluding acquisition expenses and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.
(2)Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding gains and loss on investment sales and insurance related recoveries.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Total salaries and employee benefits increased $28.3 million, or 18.7%, in 2017, due to the impact of annual merit increases, the addition of approximately 207 employees from the Merchants acquisition in May 2017, the addition of approximately 75 employees from the NRS acquisition in February 2017 and higher incentive compensation, partially offset by lower retirement plan costs.  Salaries and employee benefits increased $25.3 million, or 20.0%, in 2016, due to the impact of annual merit increases and higher pension costs, as well as the full year impact of the addition of approximately 275 employees from the Oneida acquisition in December 2015.  Total full-time equivalent staff at the end of 2017 was 2,617 compared to 2,262 at December 31, 2016 and 2,182 at the end of 2015.

Retirement plan expense in 2017 decreased $0.7 million due in part to the improved funded status of the defined benefit pension plan resulting from the May 2017 merger of the Merchants Bank Pension Plan into the Company’s plan.  Last year’s retirement plan expense increased $1.5 million from 2015’s level due to increased participation in the Company’s 401(k) and defined benefit pension plans primarily as a result of the Oneida acquisition.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel, noninterest expenses, excluding one-time acquisition expenses, increased $27.7 million, or 24.4%, in 2017, mostly reflective of the additional costs associated with the acquired Merchants and NRS business activities.  Increases in occupancy and equipment, data processing and communications, amortization of intangible assets, legal and professional fees, office supplies and postage, business development and marketing and other expenses, all primarily a result of  the aforementioned additional costs associated with expanded business activities from the Merchants and NRS acquisitions, were only partially offset by a decrease in FDIC insurance premiums resulting from a change in the basis for the FDIC assessment calculation in the third quarter of 2016.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, increased $13.8 million, or 13.9%, in 2016, mostly reflective of the additional costs associated with the acquired Oneida business activities.  Increases in occupancy and equipment, data processing and communications, amortization of intangible assets, legal and professional fees, office supplies and postage, business development and marketing and other expenses, all primarily a result of  the aforementioned additional costs associated with acquired Oneida business activities, were only partially offset by a decrease in FDIC insurance premiums resulting from the previously mentioned change in the FDIC assessment rate schedule.

Acquisition expenses for 2017 totaled $26.0 million, including $24.6 million associated with the Merchants acquisition, $1.2 million associated with the NRS acquisition and $0.2 related to all other acquisitions.  Acquisition expenses for 2016 totaled $1.7 million, including $0.3 million associated with the Oneida acquisition, and $0.9 million and $0.5 million associated with the Merchants transaction and NRS acquisition, respectively.  Acquisition expenses totaled $7.0 million in 2015 and were associated with the Oneida transaction.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 85.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

On December 22, 2017, H.R.1, referred to as the “Tax Cuts and Jobs Act,” was signed into law.  Among other things, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  ASC 740, Income Taxes, requires existing deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the date of enactment, deferred taxes were re-measured based upon the new 21% tax rate.  Prior to the change in tax rate, the Company had recorded net deferred tax liabilities based on a marginal tax rate of 37.70%.  The change in tax rate resulted in a decrease in the marginal tax rate to 24.29% and a deferred tax benefit of $38.0 million from the write-down of the net deferred tax liabilities. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.

The effective tax rate for 2017 was 5.8%, reflective of a $38.0 million one-time gain from the revaluation of net deferred tax liabilities related to the recently enacted Tax Cuts and Jobs Act.  The adjusted effective tax rate for 2017, excluding the one-time gain from revaluation of net deferred tax liabilities, was 29.5% compared to 32.8% in 2016 and 31.0% in 2015.  The decline in the adjusted effective rate for 2017 is primarily attributable to new accounting guidance for share-based transactions that requires all excess tax benefits and deficiencies associated with share-based compensation to be recognized as income tax expense or benefit, partially offset by a higher proportion of income being generated from fully taxable sources.

Shareholders’ Equity

Shareholders’ equity ended 2017 at $1.64 billion, up $437.2 million, or 36.5%, from the end of 2016.  This increase reflects $262.3 million related to stock issued in connection with the Merchants acquisition, $78.5 million related to stock issued in connection with the NRS acquisition, $2.3 million related to stock issued in connection with the GBR acquisition, net income of $150.7 million, $4.6 million from the issuance of shares through the employee stock plan, $10.1 million for treasury stock issued to the Company’s 401(k) plan and $5.1 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $65.5 million and a $10.9 million decrease in accumulated other comprehensive income.  The change in accumulated other comprehensive income was comprised of an $11.1 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, partially offset by a positive $0.2 million adjustment to the funded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2017 and 2016, shareholders’ equity rose by $448.8 million, or 37.7%.  Shares outstanding increased by 6.3 million during the year as 4.7 million shares were issued in connection with the Merchants acquisition, 1.3 million shares were issued in connection with the NRS acquisition, 0.04 million shares were issued in connection with the GBR acquisition and a net 0.3 million shares were issued under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

Shareholders’ equity ended 2016 at $1.20 billion, up $57.5 million, or 5.0%, from one year earlier.  This increase reflects net income of $103.8 million, $10.6 million from the issuance of shares through the employee stock plan, $8.9 million for treasury stock issued to the Company’s 401(k) plan and $4.8 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $55.7 million, an $11.4 million decrease in accumulated other comprehensive income, and treasury stock purchases of $3.5 million.  The change in accumulated other comprehensive income was comprised of a $14.7 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, due principally to the rise in long-term interest rates at the end of 2016, partially offset by a positive $3.3 million adjustment to the funded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2016 and 2015, shareholders’ equity rose by $68.8 million, or 6.1%.  Shares outstanding increased by 0.7 million during the year due to share issuances under the employee stock plan and to the Company’s 401(k) plan.

The Company’s ratio of ending Tier 1 capital to adjusted quarterly average assets (or Tier 1 leverage ratio), the primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 55 basis points from the prior year to end the year at 10.00%.  This was the result of a 22.4% increase in average adjusted net assets (excludes investment market value adjustment, and a portion of intangible assets net of related deferred tax liabilities)  from the prior year, while Tier 1 capital increased by 15.9%.  For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements.   The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 8.61% at the end of 2017 versus 9.24% one year earlier (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).  The decrease was due to tangible assets increasing at a faster pace than tangible common shareholders’ equity, primarily as a result of acquired asset growth outpacing growth in tangible capital, due to the intangible assets created as part of the Merchants and NRS acquisitions.  The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2017 of $65.5 million represented an increase of 17.6% over the prior year.  This growth was a result of the increase in outstanding shares as noted above and a $0.06 increase in dividends per share for the year.  Dividends per share for 2017 of $1.32 represents a 4.8% increase from $1.26 in 2016, a result of quarterly dividends per share increasing from $0.31 to $0.32 (a 3.2% increase) during the third quarter of 2016 and from $0.32 to $0.34 (a 6.3% increase) in the third quarter of 2017.  The 2017 increase in quarterly dividends marked the 25th consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 43.5% compared to 53.7% in 2016, and 55.5% in 2015.  The dividend payout ratio decreased during 2017 because net income increased 45.2% from 2016 while dividends declared increased 17.6%.  The payout ratio decreased during 2016 because net income increased 13.8% while dividends declared increased 10.0%.

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

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $24.0 million was outstanding at December 31, 2017.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At December 31, 2017, the Bank had $221.0 million of cash and cash equivalents of which $19.7 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks at year end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2017, this ratio was 13.8% for 30-days and 13.7% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity given the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2017, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2017 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2017 are summarized as follows:

Table 7: Intangible Assets

(000’s omitted)	Balance at December 31, 2016	Additions	Amortization	Impairment	Balance at December 31, 2017
Banking Segment
Goodwill	$440,870	$189,046	$0	$0	$629,916
Core deposit intangibles	7,107	23,214	5,296	0	25,025
Total Banking Segment	447,977	212,260	5,296	0	654,941
Employee Benefit Services Segment
Goodwill	8,019	76,430	0	0	84,449
Other intangibles	666	60,200	8,578	0	52,288
Total Employee Benefit Services Segment	8,685	136,630	8,578	0	136,737
All Other Segment
Goodwill	16,253	3,812	0	0	20,065
Other intangibles	7,929	8,483	3,067	0	13,345
Total All Other Segment	24,182	12,295	3,067	0	33,410

Total	$480,844	$361,185	$16,941	$0	$825,088

Intangible assets at the end of 2017 totaled $825.1 million, an increase of $344.2 million from the prior year due to the addition of $269.2 million of goodwill, $23.2 million of core deposit intangibles and $68.7 million of other intangibles arising from acquisition activity, partially offset by $16.9 million of amortization during the year.  The NRS acquisition resulted in the addition of $76.4 million of goodwill and $60.2 million of other intangibles.  The acquisition of Merchants resulted in the addition of $189.0 million of goodwill, $23.2 million of core deposit intangibles and $2.9 million of other intangibles.  The BAS, Dryfoos, GBR and NECM acquisitions added a combined $3.8 million of goodwill and $5.6 million of other intangibles.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2017 totaled $734.4 million, comprised of $629.9 million related to banking acquisitions and $104.5 million arising from the acquisition of financial services businesses.  Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2017 and 2016 and no adjustments were necessary for the banking or financial services businesses.  The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2017	2016	2015	2014	2013
Consumer mortgage	$2,220,298	$1,819,701	$1,769,754	$1,613,384	$1,582,058
Business lending	2,424,223	1,490,076	1,497,271	1,262,484	1,260,364
Consumer indirect	1,011,978	1,044,972	935,760	833,968	740,002
Consumer direct	179,929	191,815	195,076	184,028	180,139
Home equity	420,329	401,998	403,514	342,342	346,520
Gross loans	6,256,757	4,948,562	4,801,375	4,236,206	4,109,083
Allowance for loan losses	(47,583)	(47,233)	(45,401)	(45,341)	(44,319)
Loans, net of allowance for loan losses	$6,209,174	$4,901,329	$4,755,974	$4,190,865	$4,064,764
Daily average of total gross loans	$5,818,367	$4,881,905	$4,288,091	$4,156,840	$3,954,515
As disclosed in Table 8 above, gross loans outstanding of $6.26 billion as of December 31, 2017 increased $1.31 billion, or 26.4%, compared to December 31, 2016, primarily reflecting growth in the consumer mortgage, business lending, and home equity portfolios attributable to the Merchants acquisition, partially offset by decreases in the consumer indirect and consumer direct portfolios.  Excluding loans acquired from Merchants, loans decreased $53.1 million, or 1.1%, reflective of muted demand in consumer and business markets, as well as continuation of above average levels of early pay-offs.  Gross loans outstanding of $4.9 billion as of December 31, 2016 increased $147.2 million, or 3.1%, compared to December 31, 2015 as a result of organic growth in the consumer mortgage and consumer indirect portfolios attributable to the low interest rate environment and continued business development efforts, partially offset by decreases in the business lending, the consumer direct and home equity portfolios.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2012 and 2017 was 10.1%, with approximately 14% of the total growth for the period attributable to organic growth and 86% attributable to acquired balances.  The greatest overall expansion occurred in business loans, which grew at a 14.5% CAGR driven in most part by acquisitions during the five year period.  The consumer mortgage portfolio grew at a compounded annual growth rate of 8.9% from 2012 to 2017.  The consumer installment segment grew at a CAGR of 7.8%.  The home equity lending segment grew at a compounded annual growth rate of 2.9% from 2012 to 2017, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 61% of loans outstanding at the end of 2017 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2017: commercial real estate (33%), restaurant & lodging (9%), healthcare (8%), general services (9%), retail trade (7%), agriculture (4%), manufacturing (8%), construction (5%), wholesale trade (4%) and motor vehicle and parts dealers (4%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 9%.

The consumer mortgage loans include no exposure to Alt-A or other higher-risk mortgage products and are comprised of fixed (97%) and adjustable rate (3%) residential lending.  Volume in this portion of the Company’s loan portfolio has been strong over the last few years due to low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  Consumer mortgages increased $400.6 million, or 22.0%, in 2017 and does not include $32.9 million of longer-term, fixed-rate residential mortgages that the Company originated and sold, principally to Fannie Mae.  Excluding loans acquired in the Merchants transaction, the consumer mortgage portfolio grew $59.4 million, or 3.3% in 2017.  Consumer mortgages increased $49.9 million, or 2.8%, in 2016 and does not include $45.9 million of longer-term, fixed-rate residential mortgages that the Company originated and sold, principally to Fannie Mae.  The Company’s solid performance is a reflection of the attractiveness of its product offerings and its ability to successfully meet customer needs.  Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new consumer mortgage generation.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $934.1 million, or 62.7%, in 2017 due to loans acquired in the Merchants transaction, partially offset by contractual and unscheduled principal reductions.  Excluding loans from the Merchants acquisition, the portfolio decreased $42.8 million, or 2.9% in 2017 reflective of contractual and unscheduled principal reductions outpacing organic loan originations.  The portfolio decreased $7.2 million, or 0.5%, in 2016 as principal reductions outpaced new loan volume.  Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2017:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$338,045	$680,752	$1,348,345	$2,367,142
Real estate – construction	71,984	0	0	71,984
Total	$410,029	$680,752	$1,348,345	$2,439,126

Fixed interest rates	$194,405	$390,053	$589,824	$1,174,282
Floating or adjustable interest rates	215,624	290,699	758,521	1,264,844
Total	$410,029	$680,752	$1,348,345	$2,439,126

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $44.9 million, or 3.6%, from one year ago.  Excluding loans from the Merchants acquisition, the portfolio decreased $48.6 million, or 3.9% in 2017.  In 2016 the portfolio increased $106.0 million, or 9.4%, from the year earlier period.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads and prompted the Company to reduce new indirect loan volume, particularly in the automobile segment.

Home equity loans increased $18.3 million, or 4.6%, from the end of 2016, including $39.5 million of loans acquired in the Merchants acquisition, partially offset by home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.  Excluding the loans from the Merchants transaction, the portfolio decreased $21.2 million, or 5.3%.  Home equity loans decreased $1.5 million, or 0.4%, from the end of 2015.

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2017	2016	2015	2014	2013
Nonaccrual loans
Consumer mortgage	$13,788	$13,684	$12,790	$15,323	$12,560
Business lending	8,272	5,063	6,567	2,780	4,555
Consumer indirect	0	0	0	10	14
Consumer direct	0	0	15	20	4
Home equity	2,680	1,872	2,356	2,598	2,340
Total nonaccrual loans	24,740	20,619	21,728	20,731	19,473
Accruing loans 90+ days delinquent
Consumer mortgage	1,526	1,385	1,805	2,397	1,338
Business lending	571	145	126	350	164
Consumer indirect	303	169	102	82	755
Consumer direct	48	58	51	36	117
Home equity	264	1,319	111	241	181
Total accruing loans 90+ days delinquent	2,712	3,076	2,195	3,106	2,555
Nonperforming loans
Consumer mortgage	15,314	15,069	14,595	17,720	13,898
Business lending	8,843	5,208	6,693	3,130	4,719
Consumer indirect	303	169	102	92	769
Consumer direct	48	58	66	56	121
Home equity	2,944	3,191	2,467	2,839	2,521
Total nonperforming loans	27,452	23,695	23,923	23,837	22,028

Other real estate (OREO)	1,915	1,966	2,088	1,855	5,060
Total nonperforming assets	$29,367	$25,661	$26,011	$25,692	$27,088

Nonperforming loans / total loans	0.44%	0.48%	0.50%	0.56%	0.54%
Legacy nonperforming loans / legacy total loans (1)	0.40%	0.42%	0.49%	0.52%	0.49%
Nonperforming assets / total loans and other real estate	0.47%	0.52%	0.54%	0.61%	0.66%
Delinquent loans (30 days old to nonaccruing) to total loans	1.10%	1.19%	1.16%	1.46%	1.49%
Loan loss provision to net charge-offs	103%	129%	101%	117%	122%
Legacy loan loss provision to net charge-offs (1)	96%	130%	86%	125%	134%

(1)Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2017 at $27.5 million, an increase of $3.8 million from one year earlier.  The ratio of nonperforming loans to total loans at December 31, 2017 decreased four basis points from the prior year to 0.44%.  Excluding acquired loans, the ratio of nonperforming loans to total loans at the end of 2017 was down two basis points from the prior year at 0.40%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.47% at year-end 2017, down five basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels throughout varying economic conditions was the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2017, OREO was comprised of three commercial real estate properties with a total value of $0.6 million and 27 residential properties with a total value of $1.3 million. This compares to five commercial real estate properties with a total value of $0.8 million and 24 residential properties with a total value of $1.2 million at December 31, 2016.

Approximately 56% of nonperforming loans at December 31, 2017 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have remained relatively stable over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers and have resulted in more favorable nonperforming mortgage ratios in 2016 and 2017.  Approximately 32% of the nonperforming loans at December 31, 2017 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans has increased from the prior year primarily due to the impact of a single commercial relationship that added $5.2 million to nonperforming loans at the end of 2017.  The remaining 12% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 173% at the end of 2017 compared to 199% at year-end 2016 and 190% at December 31, 2015.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 244% at the end of 2017, compared to 245% at year-end 2015 and 212% at December 31, 2015.

Members of the Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, as well as special assets officers and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized business loan portfolio on a monthly basis.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.10% of total loans outstanding, compared to 1.19% at the end of 2016.  As of year-end 2017, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.65%, 1.41%, 1.42%, and 1.12%, respectively.  These ratios reflected a consistent level of business loan delinquencies compared to prior year levels, and an improvement in consumer mortgage and home equity delinquencies, while year-end delinquency rates in the consumer installment categories increased from ratios of 0.65%, 1.30%, 1.54%, and 1.30%, respectively, as of December 31, 2016.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period.  The average quarter-end delinquency ratio for total loans in 2017 was 1.02%, as compared to an average of 1.09% in 2016, and 1.16% in 2015, reflective of management’s continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection capabilities.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has created very few TDRs.   Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of December 31, 2017, the Company had 72 loans totaling $2.7 million considered to be nonaccruing TDRs and 154 loans totaling $3.4 million considered to be accruing TDRs.  This compares to 56 loans totaling $1.8 million considered to be nonaccruing TDRs and 158 loans totaling $3.7 million considered to be accruing TDRs at December 31, 2016.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2017	2016	2015	2014	2013

Allowance for loan losses at beginning of period	$47,233	$45,401	$45,341	$44,319	$42,888
Charge-offs:
Consumer mortgage	707	647	1,374	1,075	1,012
Business lending	5,229	1,969	2,249	1,596	3,671
Consumer indirect	8,456	7,643	6,714	6,784	4,544
Consumer direct	2,081	1,706	1,490	1,595	1,954
Home equity	284	218	244	765	650
Total charge-offs	16,757	12,183	12,071	11,815	11,831
Recoveries:
Consumer mortgage	50	115	80	205	36
Business lending	656	616	877	750	692
Consumer indirect	4,516	4,168	3,943	3,773	3,488
Consumer direct	849	901	722	846	1,034
Home equity	52	139	62	85	20
Total recoveries	6,123	5,939	5,684	5,659	5,270

Net charge-offs	10,634	6,244	6,387	6,156	6,561
Provision for loan losses	10,675	8,039	6,349	7,497	7,358
Provision for acquired impaired loans	309	37	98	(319)	634

Allowance for loan losses at end of period	$47,583	$47,233	$45,401	$45,341	$44,319

Allowance for loan losses / total loans	0.76%	0.95%	0.95%	1.07%	1.08%
Allowance for legacy loan losses / total legacy loans (1)	0.98%	1.02%	1.05%	1.14%	1.15%
Allowance for loan losses / nonperforming loans	173%	199%	190%	190%	201%
Allowance for legacy loans / nonperforming legacy loans (1)	244%	245%	212%	221%	234%
Net charge-offs to average loans outstanding:
Consumer mortgage	0.03%	0.03%	0.08%	0.05%	0.06%
Business lending	0.22%	0.09%	0.11%	0.07%	0.24%
Consumer indirect	0.38%	0.35%	0.33%	0.38%	0.16%
Consumer direct	0.65%	0.40%	0.41%	0.40%	0.52%
Home equity	0.06%	0.02%	0.05%	0.20%	0.18%
Total loans	0.18%	0.13%	0.15%	0.15%	0.17%

(1)Legacy loans exclude loans acquired after January 1, 2009.

As displayed in Table 11 above, total net charge-offs in 2017 were $10.6 million, $4.4 million more than the prior year due to a higher level of net charge-offs in the business lending portfolio, primarily related to a $3.1 million partial charge-off of a single relationship in the fourth quarter, and modestly higher net charge-offs in consumer mortgage, home equity, consumer indirect and consumer direct portfolios.  Net charge-offs in 2016 were $0.1 million less than 2015 due to lower levels of net charge-offs in the business lending, consumer mortgage and home equity portfolios, partially offset by higher net charge-offs in the consumer indirect and consumer direct portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends.  The total net charge-off ratio of 0.18% for 2017 was five basis points higher than the 0.13% ratio from 2016, and three basis points higher than the 0.15% ratio from 2015.  Gross charge-offs as a percentage of average loans was 0.29% in 2017, as compared to 0.25% in 2016, and 0.28% in 2015, evidence of management’s continued focus on maintaining strict underwriting standards.  Continued strong recovery efforts were evidenced by recoveries of $6.1 million in 2017, representing 42% of average gross charge-offs for the latest two years, compared to 49% in 2016 and 48% in 2015.

Business loan net charge-offs increased in 2017, totaling $4.6 million, or 0.22% of average business loans outstanding versus $1.4 million, or 0.09% of the average outstanding balance in 2016, primarily due to a $3.1 million partial charge-off of a single relationship in 2017.  Consumer installment loan net charge-offs increased to $5.2 million this year from $4.3 million in 2016, with a net charge-off ratio of 0.42% in 2017 and 0.36% in 2016.  The dollar amount of consumer mortgage net charge-offs increased $0.1 million in 2017, with the net charge-off ratio remaining consistent with 2016 at 0.03%.  Home equity net charge-offs increased $0.2 million in 2016 while the net charge-off ratio increased four basis points to 0.06%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for loan losses on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay.  Impaired loans with outstanding balances that are greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

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

The loan loss provision is calculated by subtracting the previous period allowance for loan losses, net of the interim period net charge-offs, from the current required allowance level.  This provision is then recorded in the income statement for that period. Members of senior management and the Audit and Compliance Committee of the Board of Directors (“Audit Committee”) review the adequacy of the allowance for loan losses quarterly.  Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the year ended December 31, 2017, an additional $0.3 million of provision for loan losses related to acquired impaired loans was recorded.  During the years ended December 31, 2016 and 2015, an additional provision for loan loss related to acquired impaired loans of $0.03 million and $0.1 million, respectively, was recorded.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  During 2017, the Company recorded a provision for loan losses on acquired non-impaired loans of $4.5 million, with approximately $3.1 million related to the partial charge-off of a single commercial relationship in the fourth quarter.  For full year 2016, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.8 million.  During 2015, the Company recorded a provision for loan losses on acquired non-impaired loans of $1.0 million, primarily for the Oneida commercial portfolio where the net fair value of the pool was deemed greater than its par value at acquisition.

The allowance for loan losses increased to $47.6 million at the end 2017 from $47.2 million as of year-end 2016.  The $0.4 million increase was primarily due to changes in asset quality metrics.  The allowance for legacy loan losses decreased $0.3 million primarily due to changes in the composition of the loan portfolio associated with unscheduled principal reductions in the business lending portfolio.  The ratio of the allowance for loan losses to total loans of 0.76% for year-end 2017 was down 19 basis points from the 0.95% ratio for 2016 and 2015, primarily due to acquired growth in the loan portfolio.  The ratio of allowance for legacy loan losses to total legacy loans decreased four basis points to 0.98% for 2017 as compared 2016.  Management believes the year-end 2017 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $6.2 million in 2017, was $1.0 million less than the prior year, and reflects management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.19% in 2017 as compared to 0.17% in 2016 and 0.15% in 2015.  The loan loss provision was 103% of net charge-offs this year versus 129% in 2016 and 101% in 2015, reflective of the assessed risk in the overall portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2017		2016		2015		2014		2013
(000's omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Consumer mortgage	$10,465	35.5%	$10,094	36.8%	$10,198	36.8%	$10,286	38.1%	$8,994	38.5%
Business lending	17,257	38.5%	17,220	30.0%	15,749	31.0%	15,787	29.7%	17,507	30.5%
Consumer indirect	13,468	16.2%	13,782	21.1%	12,422	19.5%	11,544	19.7%	10,248	18.0%
Consumer direct	3,039	2.9%	2,979	3.9%	2,997	4.1%	3,083	4.3%	3,181	4.4%
Home equity	2,107	6.7%	2,399	8.1%	2,666	8.4%	2,701	8.1%	1,830	8.4%
Acquired impaired loans	147	0.2%	108	0.1%	168	0.2%	173	0.1%	530	0.2%
Unallocated	1,100		651		1,201		1,767		2,029
Total	$47,583	100.0%	$47,233	100.0%	$45,401	100.0%	$45,341	100.0%	$44,319	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carries higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  The unallocated allowance is maintained for inherent losses in the portfolio that are not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance increased from $0.7 million at year-end 2016 to $1.1 million at December 31, 2017.  The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance for loan losses is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2017		2016		2015
(000's omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest checking deposits	$2,048,414	0.00%	$1,558,548	0.00%	$1,352,683	0.00%
Interest checking deposits	1,782,668	0.06%	1,631,560	0.03%	1,429,450	0.03%
Regular savings deposits	1,385,386	0.06%	1,303,814	0.07%	1,106,127	0.08%
Money market deposits	2,069,228	0.14%	1,776,838	0.16%	1,518,184	0.15%
Time deposits	765,666	0.41%	750,944	0.43%	737,734	0.46%
Total deposits	$8,051,362	0.10%	$7,021,704	0.10%	$6,144,178	0.11%

As displayed in Table 13, average total deposits in 2017 increased $1.03 billion, or 14.7%, from the prior year comprised of a $1.01 billion, or 16.2%, increase in non-time (“core”) deposits, and a $14.7 million, or 2.0%, increase in time deposits.  Excluding the impact of the Merchants acquisition, average deposits increased $166.8 million, or 2.4%, as compared to 2016.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average core deposit balances, excluding deposits acquired in the Merchants acquisition, grew $260.2 million, or 4.1%, as compared to 2016, while time deposits, excluding the impact of Merchants acquired balances, declined $93.4 million, or 12.4%.  This shift in mix also reflects the diminished rate differential between core and time deposits in the low interest rate environment and contributed to the cost of deposits, including the impact of non-interest checking deposits, that was consistent with 2016 at 0.10%.

Total average deposits for 2016 equaled $7.02 billion, up $877.5 million, or 14.3%, from 2015 comprised of a $864.3 million, or 16.0%, increase in core deposits, and a $13.2 million, or 1.8%, increase in time deposits.  Excluding the impact of the Oneida acquisition, average deposits increased $223.5 million, or 3.7%, as compared to 2015.  Average non-acquired, non-time (“core”) deposit balances grew $316.1 million, or 5.9%, as compared to 2015 while non-acquired time deposit balances declined $92.6 million, or 12.7%.  The cost of deposits, including the impact of non-interest checking deposits, decreased to 0.10% in 2016 as compared to 0.11% for 2015.

Nonpublic, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.  The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2017 with an average balance of $6.99 billion, an increase of $946.0 million, or 15.6%, over the comparable 2016 period.  Excluding the impact of the Merchants acquisition, average nonpublic deposits increased $127.7 million during 2017.

Full-year average public fund deposits increased $83.7 million, or 8.6%, during 2017 to $1.06 billion.  Excluding the impact of the Merchants acquisition, average public fund deposits increased $39.1 million, or 4.0%, during 2017.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of external borrowings.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits’ weighting has decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers’ preference for unrestricted accounts in the low interest rate environment.  The average balance for time deposit accounts decreased from 10.7% of total average deposits in 2016 to 9.5% of total average deposits for 2017.  Correspondingly, average core deposit balances have increased from 89.3% in 2016 to 90.5% in 2017.  This shift in mix contributed to a cost of interest-bearing deposits of 0.13% in 2017 that was consistent with the prior year and lower than the 0.15% in 2015.  The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.10% in 2017 and unchanged from 2016, benefiting from the 31.4% increase in average non-interest bearing checking balances.

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000's omitted)	2017	2016
Less than three months	$14,429	$14,221
Three months to six months	16,111	10,832
Six months to one year	21,335	17,089
Over one year	15,811	9,082
Total	$67,686	$51,224

Borrowing sources for the Company include the FHLB, Federal Reserve, and other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $122.8 million in floating-rate subordinated debt outstanding at the end of 2017 that is held by unconsolidated subsidiary trusts.

As shown in Table 15, year-end 2017 external borrowings totaled $485.9 million, an increase of $237.5 million from the $248.4 million outstanding at the end of 2016 primarily due to securities sold under an agreement to repurchase, subordinated debt held by unconsolidated subsidiary trusts and long-term debt assumed as part of the Merchants transaction, partially offset by a decrease in overnight FHLB borrowings.  External borrowings averaged $379.9 million, or 4.5% of total funding sources for 2017, as compared to $271.9 million, or 3.7% of total funding sources for 2016.  This ratio increased due to the aforementioned external borrowings assumed as part of the Merchants transaction.  As shown in Table 16, at the end of 2017 the Company had $361.0 million, or 74% of external borrowings, that had remaining terms of one year or less as compared to 59% of external borrowings maturing within one year at December 31, 2016.

As displayed in Table 3 on page 33, after an increase in the percentage of funding from deposits in 2016 due to the pay down of borrowings after the Oneida acquisition was completed, the percentage of funding from deposits decreased slightly in 2017 due to the external borrowings assumed as part of the Merchants transaction having a larger impact on this ratio than the acquired deposits.  The percentage of average funding derived from deposits was 95.5% in 2017 as compared to 96.3% in 2016 and 92.3% in 2015.  During 2017, average borrowings increased 39.7% while average deposits increased 14.7%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2017	2016	2015
FHLB overnight advance	$24,000	$146,200	$301,300
Subordinated debt held by unconsolidated subsidiary trusts	122,814	102,170	102,146
Securities sold under agreement to repurchase, short term	337,011	0	0
FHLB long term advances	2,071	0	0
Balance at end of period	$485,896	$248,370	$403,446

Daily average during the year	$379,933	$271,927	$513,827
Maximum month-end balance	$576,791	$414,648	$701,338
Weighted-average rate during the year	1.51%	1.46%	0.82%
Weighted-average year-end rate	1.34%	1.70%	1.05%

The following table shows the contractual maturities of various obligations as of December 31, 2017:

Table 16: Maturities of Contractual Obligations

(000's omitted)	Maturing Within One Year or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total
FHLB overnight advance	$24,000	$0	$0	$0	$24,000
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	123,146	123,146
Securities sold under agreement to repurchase, short term	337,011	0	0	0	337,011
Other long-term debt	0	0	0	2,071	2,071
Interest on borrowings	4,548	9,052	9,052	54,522	77,174
Operating leases	9,189	14,797	9,265	8,623	41,874
Total	$374,748	$23,849	$18,317	$188,362	$605,276

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

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2017	2016
Commitments to extend credit	$1,080,004	$773,442
Standby letters of credit	23,782	22,656
Total	$1,103,786	$796,098

Investments

The objective of the Company’s investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and provide another effective tool to actively manage its earning asset/funding liability position in order to maximize future net interest income opportunities.  This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

The carrying value of the Company’s investment portfolio ended 2017 at $3.08 billion, an increase of $297.0 million, or 10.7%, from the end of 2016.  The book value (excluding unrealized gains and losses) of the portfolio increased $314.8 million from December 31, 2016, and the unrealized gain on the available-for-sale securities decreased $17.9 million.  During 2017, the Company purchased $4.8 million of obligations of state and political subdivisions at an average yield of 4.23% and $82.5 million of government agency mortgage-backed securities at an average yield of 2.57%.  Offsetting these purchases were $157.3 million of maturities, calls and collections.  Additionally, $390.9 million of investment securities were acquired as part of the Merchants transaction and $20.3 million of certificates of deposit were acquired as part of the NRS acquisition, of which $19.1 million were subsequently redeemed.

The carrying value of the Company’s investment portfolio decreased $63.5 million during 2016 to end the year at $2.78 billion.  The book value of available-for-sale investments decreased $39.5 million from December 31, 2015, and the unrealized gain on the available-for-sale securities decreased $24.0 million.  During 2016, the Company purchased $8.6 million of obligations of state and political subdivisions at an average yield of 4.24% and $57.4 million of government agency mortgage-backed securities at an average yield of 2.20%.  Offsetting these purchases were $109.6 million of maturities, calls and collections.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are rated A or higher.  The portfolio does not include any private label mortgage-backed securities (MBS) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities, government agency mortgage-backed securities and collateralized mortgage obligations, while the proportion of obligations of state and political subdivisions decreased.

The net pre-tax unrealized market value gain on the available-for-sale investment portfolio as of December 31, 2017 was $23.9 million, as compared to $41.8 million one year earlier.  This decrease is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2017		2016		2015
(000's omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,043,023	$2,054,071	$1,876,358	$1,902,762	$1,866,819	$1,899,978
Obligations of state and political subdivisions	514,949	528,956	582,655	594,990	640,455	666,883
Government agency mortgage-backed securities	358,180	357,538	232,657	235,230	205,220	210,865
Corporate debt securities	2,648	2,623	5,716	5,687	16,672	16,680
Government agency collateralized mortgage obligations	88,097	87,374	9,225	9,535	12,862	13,308
Marketable equity securities	251	526	252	452	250	399
Total available-for-sale portfolio	3,007,148	3,031,088	2,706,863	2,748,656	2,742,278	2,808,113

Other Securities:
FHLB common stock	9,896	9,896	12,191	12,191	19,317	19,317
Federal Reserve Bank common stock	30,690	30,690	19,781	19,781	16,050	16,050
Certificates of deposit	3,865	3,865	0	0	0	0
Other equity securities	5,840	5,840	3,764	3,764	4,460	4,460
Total other securities	50,291	50,291	35,736	35,736	39,827	39,827

Total	$3,057,439	$3,081,379	$2,742,599	$2,784,392	$2,782,105	$2,847,940

The following table sets forth as of December 31, 2017, the maturities of investment debt securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Debt Securities

(000's omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year But Within Five Years	Maturing After Five Years But Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$15,042	$1,426,691	$586,083	$15,207	$2,043,023
Obligations of state and political subdivisions	30,924	136,084	172,659	175,282	514,949
Government agency mortgage-backed securities (2)	77	23,137	52,651	282,315	358,180
Corporate debt securities	0	2,648	0	0	2,648
Government agency collateralized mortgage obligations (2)	0	670	5,178	82,249	88,097
Available-for-sale portfolio	$46,043	$1,589,230	$816,571	$555,053	$3,006,897
Weighted-average yield (1)	2.11%	2.20%	2.59%	3.05%	2.46%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 70 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000's omitted)	2017	2016	2015	2014	2013
Income statement data
Net income
Net income (GAAP)	$150,717	$103,812	$91,230	$91,353	$78,829
Acquisition expenses	25,986	1,706	7,037	123	2,181
Tax effect of acquisition expenses	(7,677)	(560)	(2,182)	(36)	(633)
Subtotal (non-GAAP)	169,026	104,958	96,085	91,440	80,377
Amortization of intangibles	16,941	5,479	3,663	4,287	4,469
Tax effect of amortization of intangibles	(5,005)	(1,800)	(1,135)	(1,267)	(1,296)
Subtotal (non-GAAP)	180,962	108,637	98,613	94,460	83,550
Acquired non-impaired loan accretion	(5,888)	(2,868)	(2,256)	(3,338)	(3,720)
Tax effect of acquired non-impaired loan accretion	1,739	942	700	987	1,079
Subtotal (non-GAAP)	176,813	106,711	97,057	92,109	80,909
Litigation settlement	0	0	0	2,800	0
Tax effect of litigation settlement	0	0	0	(828)	0
Subtotal (non-GAAP)	176,813	106,711	97,057	94,081	80,909
Tax Cuts and Jobs Act deferred impact	(38,010)	0	0	0	0
Adjusted net income (non-GAAP)	$138,803	$106,711	$97,057	$94,081	$80,909

Return on average assets
Adjusted net income (non-GAAP)	$138,803	$106,711	$97,057	$94,081	$80,909
Average total assets	10,089,215	8,660,067	7,814,564	7,423,903	7,201,047
Adjusted return on average assets (non-GAAP)	1.38%	1.23%	1.24%	1.27%	1.12%

Return on average equity
Adjusted net income (non-GAAP)	$138,803	$106,711	$97,057	$94,081	$80,909
Average total equity	1,475,761	1,211,520	1,028,038	946,626	872,296
Adjusted return on average equity (non-GAAP)	9.41%	8.81%	9.44%	9.94%	9.28%

(000's omitted)	2017	2016	2015	2014	2013
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.03	$2.32	$2.19	$2.22	$1.94
Acquisition expenses	0.52	0.04	0.17	0.00	0.05
Tax effect of acquisition expenses	(0.15)	(0.01)	(0.05)	(0.00)	(0.01)
Subtotal (non-GAAP)	3.40	2.35	2.31	2.22	1.98
Amortization of intangibles	0.34	0.12	0.09	0.10	0.11
Tax effect of amortization of intangibles	(0.10)	(0.04)	(0.03)	(0.03)	(0.03)
Subtotal (non-GAAP)	3.64	2.43	2.37	2.29	2.06
Acquired non-impaired loan accretion	(0.12)	(0.06)	(0.05)	(0.08)	(0.09)
Tax effect of acquired non-impaired loan accretion	0.04	0.02	0.01	0.02	0.03
Subtotal (non-GAAP)	3.56	2.39	2.33	2.23	2.00
Litigation settlement	0.00	0.00	0.00	0.07	0.00
Tax effect of litigation settlement	0.00	0.00	0.00	(0.02)	0.00
Subtotal (non-GAAP)	3.56	2.39	2.33	2.28	2.00
Tax Cuts and Jobs Act deferred impact	(0.76)	0.00	0.00	0.00	0.00
Adjusted net income (non-GAAP)	$2.80	$2.39	$2.33	$2.28	$2.00

Noninterest operating expenses
Noninterest expenses (GAAP)	$347,149	$266,848	$233,055	$226,580	$221,255
Amortization of intangibles	(16,941)	(5,479)	(3,663)	(4,287)	(4,469)
Acquisition expenses	(25,986)	(1,706)	(7,037)	(123)	(2,181)
Litigation settlement	(0)	(0)	(0)	(2,800)	(0)
Total adjusted noninterest expenses (non-GAAP)	$304,222	$259,663	$222,355	$219,370	$214,605

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$304,222	$259,663	$222,355	$219,370	$214,605
Fully tax-equivalent net interest income	325,090	283,857	260,824	259,961	253,154
Noninterest revenues	202,423	155,625	123,299	119,020	102,180
Acquired non-impaired loan accretion	(5,888)	(2,868)	(2,256)	(3,338)	(3,720)
Insurance-related recovery	0	(950)	0	0	0
(Gain)/Loss on sale of investments and early retirement of long-term borrowings, net	(2)	0	4	0	6,568
Operating revenues (non-GAAP) - denominator	521,623	435,664	381,871	375,643	358,182
Efficiency ratio (non-GAAP)	58.3%	59.6%	58.2%	58.4%	59.9%

(000's omitted)	2017	2016	2015	2014	2013
Balance sheet data
Total assets
Total assets (GAAP)	$10,746,198	$8,666,437	$8,552,669	$7,489,440	$7,095,864
Intangible assets	(825,088)	(480,844)	(484,146)	(386,973)	(390,499)
Deferred taxes on intangible assets	48,419	43,504	39,724	35,842	32,339
Total tangible assets (non-GAAP)	$9,969,529	$8,229,097	$8,108,247	$7,138,309	$6,737,704

Total common equity
Shareholders' Equity (GAAP)	$1,635,315	$1,198,100	$1,140,647	$987,904	$875,812
Intangible assets	(825,088)	(480,844)	(484,146)	(386,973)	(390,499)
Deferred taxes on intangible assets	48,419	43,504	39,724	35,842	32,339
Total tangible common equity (non-GAAP)	$858,646	$760,760	$696,225	$636,773	$517,652

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$858,646	$760,760	$696,225	$636,773	$517,652
Total tangible assets (non-GAAP) - denominator	$9,969,529	$8,229,097	$8,108,247	$7,138,309	$6,737,704
Net tangible equity-to-assets ratio (non-GAAP)	8.61%	9.24%	8.59%	8.92%	7.68%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

•	Asset and liability levels using December 31, 2017 as a starting point.
•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2017
+200 basis points	($3,734,000)
+100 basis points	($1,477,000)
-100 basis points	($6,931,000)

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

In the falling rate environment scenario, the Company shows interest rate risk exposure to lower short term rates.  Net interest income declines during the first twelve months largely due to lower assumed rates on new loans, including adjustable and variable rate assets.  Corresponding deposit rates are assumed to remain constant.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors.  While the assumptions are developed based upon reasonable economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 58 through 104 of this item.

•	Consolidated Statements of Condition,
December 31, 2017 and 2016

•	Consolidated Statements of Income,
Years ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements,
December 31, 2017

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2017 and 2016 are contained on page 108.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$221,038	$173,857

Available-for-sale investment securities (cost of $3,007,148 and $2,706,863, respectively)	3,031,088	2,748,656

Other securities, at cost	50,291	35,736

Loans held for sale, at fair value	461	2,416

Loans	6,256,757	4,948,562
Allowance for loan losses	(47,583)	(47,233)
Net loans	6,209,174	4,901,329

Goodwill	734,430	465,142
Core deposit intangibles, net	25,025	7,107
Other intangibles, net	65,633	8,595
Intangible assets, net	825,088	480,844

Premises and equipment, net	123,393	112,318
Accrued interest and fees receivable	36,177	31,093
Other assets	249,488	180,188

Total assets	$10,746,198	$8,666,437

Liabilities:
Noninterest-bearing deposits	$2,293,057	$1,646,039
Interest-bearing deposits	6,151,363	5,429,915
Total deposits	8,444,420	7,075,954

Short-term borrowings	24,000	146,200
Securities sold under agreement to repurchase, short-term	337,011	0
Other long-term debt	2,071	0
Subordinated debt held by unconsolidated subsidiary trusts	122,814	102,170
Accrued interest and other liabilities	180,567	144,013
Total liabilities	9,110,883	7,468,337

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,263,841 and 44,950,352 shares issued, respectively	51,264	44,950
Additional paid-in capital	894,879	545,775
Retained earnings	700,557	614,692
Accumulated other comprehensive (loss)/income	(3,699)	7,843
Treasury stock, at cost (567,764 shares including 237,494 shares held by deferred compensation arrangements at December 31, 2017, and 512,937 shares at December 31, 2016)	(21,014)	(15,160)
Deferred compensation arrangements (237,494 shares at December 31, 2017)	13,328	0
Total shareholders' equity	1,635,315	1,198,100

Total liabilities and shareholders' equity	$10,746,198	$8,666,437

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$253,949	$211,467	$187,743
Interest and dividends on taxable investments	60,159	56,201	52,871
Interest and dividends on nontaxable investments	15,347	17,519	19,008
Total interest income	329,455	285,187	259,622

Interest expense:
Interest on deposits	8,031	7,325	6,971
Interest on borrowings	1,845	1,017	1,694
Interest on subordinated debt held by unconsolidated subsidiary trusts	3,904	2,949	2,537
Total interest expense	13,780	11,291	11,202

Net interest income	315,675	273,896	248,420
Provision for loan losses	10,984	8,076	6,447
Net interest income after provision for loan losses	304,691	265,820	241,973

Noninterest revenues:
Deposit service fees	67,896	58,595	52,747
Other banking revenues	5,466	7,477	4,960
Employee benefit services	80,830	46,628	45,388
Insurance services	26,150	23,149	3,352
Wealth management services	22,079	19,776	16,856
Gain/(loss) on sales of investment securities, net	2	0	(4)
Total noninterest revenues	202,423	155,625	123,299

Noninterest expenses:
Salaries and employee benefits	179,993	151,647	126,356
Occupancy and equipment	35,561	30,078	27,593
Data processing and communications	37,579	34,501	30,430
Amortization of intangible assets	16,941	5,479	3,663
Legal and professional fees	11,576	8,455	6,813
Office supplies and postage	7,506	7,274	6,476
Business development and marketing	9,994	7,484	7,204
FDIC insurance premiums	3,473	3,671	3,962
Acquisition expenses	25,986	1,706	7,037
Other expenses	18,540	16,553	13,521
Total noninterest expenses	347,149	266,848	233,055

Income before income taxes	159,965	154,597	132,217
Income taxes	9,248	50,785	40,987
Net income	$150,717	$103,812	$91,230

Basic earnings per share	$3.07	$2.34	$2.21
Diluted earnings per share	$3.03	$2.32	$2.19
Cash dividends declared per share	$1.32	$1.26	$1.22

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2017	2016	2015

Pension and other post retirement obligations:
Amortization of actuarial (gains)/losses included in net periodic pension cost, gross	$(707)	$5,514	$(7,236)
Tax effect	263	(2,108)	2,774
Amortization of actuarial (gains)/losses included in net periodic pension cost, net	(444)	3,406	(4,462)

Amortization of prior service cost included in net periodic pension cost, gross	(859)	(136)	(170)
Tax effect	324	52	65
Amortization of prior service cost included in net periodic pension cost, net	(535)	(84)	(105)

Unamortized actuarial gain due to plan merger, gross	1,858	0	0
Tax Effect	(711)	0	0
Unamortized actuarial gain due to plan merger, net	1,147	0	0

Other comprehensive income/(loss) related to pension and other post retirement obligations, net of taxes	168	3,322	(4,567)

Unrealized (losses)/gains on securities:
Net unrealized holding losses arising during period, gross	(17,851)	(24,042)	(9,209)
Tax effect	6,787	9,328	2,289
Net unrealized holding losses arising during period, net	(11,064)	(14,714)	(6,920)

Reclassification adjustment for net (gains)/losses included in net income, gross	(2)	0	4
Tax effect	1	0	(2)
Reclassification adjustment for net gains/losses included in net income, net	(1)	0	2

Other comprehensive (loss) related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(11,065)	(14,714)	(6,918)

Other comprehensive (loss), net of tax	(10,897)	(11,392)	(11,485)
Net income	150,717	103,812	91,230
Comprehensive income	$139,820	$92,420	$79,745

	As of December 31,
	2017	2016	2015
Accumulated Other Comprehensive Income/(Loss) By Component:
Unrealized loss for pension and other postretirement obligations	$(28,677)	$(28,969)	$(34,347)
Tax effect	7,044	11,008	13,064
Net unrealized loss for pension and other postretirement obligations	(21,633)	(17,961)	(21,283)

Unrealized gain on available-for-sale securities	23,940	41,793	65,835
Tax effect	(6,006)	(15,989)	(25,317)
Net unrealized gain on available-for-sale securities	17,934	25,804	40,518

Accumulated other comprehensive (loss)/income	$(3,699)	$7,843	$19,235

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2015, 2016 and 2017
(In Thousands, Except Share Data)

	Common Stock				Accumulated
	Shares Outstanding	Amount Issued	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Treasury Stock	Deferred Compensation Arrangements	Total
Balance at December 31, 2014	40,747,721	$41,606	$409,984	$525,985	$30,720	$(20,391)	$0	$987,904
Net income				91,230				91,230
Other comprehensive income, net of tax					(11,485)			(11,485)
Dividends declared:
Common, $1.22 per share				(50,624)				(50,624)
Common stock issued under employee stock plan, including tax benefits of $2,297	458,817	459	9,315					9,774
Stock-based compensation			4,201					4,201
Stock issued for acquisition	2,377,329	2,378	99,824					102,202
Treasury stock purchased	(265,230)					(9,126)		(9,126)
Treasury stock issued to benefit plan	456,223		4,691			11,880		16,571
Balance at December 31, 2015	43,774,860	44,443	528,015	566,591	19,235	(17,637)	0	1,140,647
Net income				103,812				103,812
Other comprehensive loss, net of tax					(11,392)			(11,392)
Dividends declared:
Common, $1.26 per share				(55,711)				(55,711)
Common stock issued under employee stock plan, including tax benefits of $3,091	507,784	507	10,036					10,543
Stock-based compensation			4,783					4,783
Treasury stock purchased	(67,826)					(3,470)		(3,470)
Treasury stock issued to benefit plan	222,597		2,941			5,947		8,888
Balance at December 31, 2016	44,437,415	44,950	545,775	614,692	7,843	(15,160)	0	1,198,100
Net income				150,717				150,717
Other comprehensive loss, net of tax					(10,897)			(10,897)
Reclassification related to tax effect of Tax Cuts and Jobs Act				645	(645)			0
Dividends declared:
Common, $1.32 per share				(65,497)				(65,497)
Common stock issued under employee stock plan	264,640	265	4,298					4,563
Stock-based compensation			5,137					5,137
Stock issued for acquisitions	6,048,849	6,049	337,083					343,132
Deferred compensation arrangements acquired	(179,003)					(10,022)	10,022	0
Treasury stock purchased	(58,491)					(3,306)	3,306	0
Treasury stock issued to benefit plan	182,667		2,586			7,474	0	10,060
Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$150,717	$103,812	$91,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,024	14,398	13,132
Amortization of intangible assets	16,941	5,479	3,663
Net accretion on securities, loans and borrowings	(6,619)	(4,405)	(3,289)
Stock-based compensation	5,137	4,783	4,201
Provision for loan losses	10,984	8,076	6,447
(Benefit)/provision for deferred income taxes	(28,692)	13,066	10,716
Amortization of mortgage servicing rights	499	518	409
Income from bank-owned life insurance policies	(1,586)	(1,505)	(1,086)
(Gain)/loss on sales of investment securities, net	(2)	0	4
Net loss/(gain) on sale of loans and other assets	181	(837)	(180)
Change in other assets and liabilities	26,090	(7,614)	(5,681)
Net cash provided by operating activities	189,674	135,771	119,566
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	0	221,136
Proceeds from maturities of available-for-sale investment securities	157,278	109,638	169,562
Proceeds from maturities of other securities	30,116	8,703	1,790
Purchases of available-for-sale investment securities	(90,380)	(65,966)	(503,000)
Purchases of other securities	(13,302)	(4,612)	0
Net change in loans	164,846	(159,871)	(176,754)
Cash (paid)/received for acquisition, net of cash acquired of $52,132, $0, and $81,772, respectively	(107,414)	(575)	25,505
Settlement of bank owned life insurance policies	1,779	3,127	0
Purchases of premises and equipment, net	(10,819)	(12,442)	(12,400)
Real estate limited partnership investments	(733)	0	0
Net cash provided by/(used in) investing activities	131,371	(121,998)	(274,161)
Financing activities:
Net change in deposits	(79,940)	202,480	238,969
Net change in borrowings, net of payments of $81,544, $0 and $0	(144,809)	(155,100)	(36,700)
Issuance of common stock	4,563	10,543	9,774
Purchase of treasury stock	(3,306)	(3,470)	(9,126)
Sale of treasury stock	10,060	8,888	16,571
Increase in deferred compensation agreements	3,306	0	0
Cash dividends paid	(62,305)	(55,048)	(49,273)
Withholding taxes paid on share-based compensation	(1,433)	(1,419)	(806)
Net cash (used in)/provided by financing activities	(273,864)	6,874	169,409
Change in cash and cash equivalents	47,181	20,647	14,814
Cash and cash equivalents at beginning of year	173,857	153,210	138,396
Cash and cash equivalents at end of year	$221,038	$173,857	$153,210
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,705	$11,268	$11,252
Cash paid for income taxes	41,231	32,239	28,891
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	17,460	14,268	13,605
Transfers from loans to other real estate	3,518	2,612	3,943
Acquisitions:
Common stock issued	343,132	0	102,202
Fair value of assets acquired, excluding acquired cash and intangibles	1,961,246	0	675,025
Fair value of liabilities assumed	1,871,685	0	700,574

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2017, BPAS owns five subsidiaries:  Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined benefit contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.  The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2017, the Bank operated 225 full service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries:  The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Revenue Recognition
The Company recognizes income on an accrual basis. CISI and Carta Group recognize fee income when investment and insurance products are sold to customers.  Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed.  Revenue from BPA’s administration and recordkeeping services is recognized ratably over the service contract period.  Revenue from consulting and actuarial services is recognized when services are rendered.  OneGroup recognizes commission revenue at the later of the effective date of the insurance policy, or the date on which the policy premium is billed to the customer.  At that date, the earnings process has been completed and the impact of refunds for policy cancellations can be reasonably estimated to establish reserves. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. All intercompany revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities
The Company can classify its investments in debt and equity securities as trading, held-to-maturity, or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at amortized cost.  The Company did not use the held-to-maturity classification in 2016 or 2017.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2017.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”).

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

Loans
Loans are stated at unpaid principal balances, net of unearned income.  Mortgage loans held for sale are carried at fair value and are included in loans held for sale on the consolidated statements of condition.  Fair values for variable rate loans that reprice frequently are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The carrying amount of accrued interest approximates its fair value.

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

•
Consumer installment loans are generally charged-off to the extent outstanding principal exceeds the fair value of collateral, and are recognized by the end of the month in which the loan becomes 90 days past due.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan segments:  business lending, consumer direct, consumer indirect, home equity and consumer mortgage.  The first calculation is quantitative and determines an allowance level based on the latest 36 months of historical net charge-off data for each loan class (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.    A component of the qualitative calculation is the unallocated allowance for loan loss.  The qualitative and quantitative calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific loan losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances and allowances needed for acquired loans to derive the total required allowance for loan losses to be reflected on the Consolidated Statement of Condition.

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2017 and 2016, other real estate amounted to $1.9 million and $2.0 million, respectively, and is included in other assets.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  Provisions for income taxes are based on taxes currently payable or refundable as well as deferred taxes that are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

Investments in Real Estate Limited Partnerships
The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing.  The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2017.  These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties.  As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.  The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense.  The Company has unfunded commitments of $3.2 million at year-end related to qualified affordable housing project investments, which will be funded in 2018.  There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

Repurchase Agreements
The Company sells certain securities under agreements to repurchase.  These agreements are treated as collateralized financing transactions.  These secured borrowings are reflected as liabilities in the accompanying consolidated statements of condition and are recorded at the amount of cash received in connection with the transaction.  Short-term securities sold under agreements to repurchase generally mature within one day from the transaction date.  Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party.  Additional collateral may be required based on the fair value of the underlying securities.

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

Derivative Financial Instruments and Hedging Activities
The Company accounts for derivative financial instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), (2) a hedge of the exposure to variable cash flows of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.  Cash flows on hedges are classified in the consolidated statement of cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking the fair value or cash flow hedges to specific assets and liabilities on the statement of condition or to specific commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded in noninterest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Assets Under Management or Administration
Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company.  All fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income.

Advertising
Advertising costs amounting to approximately $5.7 million, $3.9 million and $3.6 million for the years ending December 31, 2017, 2016 and 2015, respectively, are nondirect response in nature and expensed as incurred.

Bank Owned Life Insurance
The Company owns life insurance policies on certain current and former employees and directors where the Bank is the beneficiary.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement.  Increases in the CSV of the policies, as well as the death benefits received, net of any CSV, are recorded in noninterest income, and are not subject to income taxes.

Earnings Per Share
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options where the exercise price is greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been anti-dilutive. Shares held in rabbi trusts related to deferred compensation plans are considered outstanding for purposes of computing earnings per share.

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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for award forfeitures, and classification on the statement of cash flows.  The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017.  The new guidance requires entities to prospectively recognize all excess tax benefits and tax deficiencies related to share-based payment awards as income tax benefit or expense in the statement of income when the awards vest or are settled.  Previously, income tax benefits (or deficiencies) were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods.  In addition, excess tax benefits and deficiencies are to be classified as an operating activity in the statement of cash flows, rather than a financing activity as required under prior accounting guidance.  The new guidance also requires employee taxes paid when an employer withholds shares for withholding tax purposes to be classified as a financing activity in the statement of cash flows.  The Company has elected to apply the changes in presentation on the consolidated statement of cash flows for excess tax benefits and deficiencies and employee taxes paid when an employer withholds shares on a retrospective basis.  The Company has also elected to continue to incorporate estimated forfeitures in the accrual of compensation expense, and this election had no impact on the Company’s consolidated financial statements.  For the year ended December 31, 2017, the effect on net income from excess tax benefits was $3.1 million, or approximately $0.06 per diluted common share.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction in the corporate income tax rate to 21% with the newly enacted Tax Cuts and Jobs Act.  This guidance is effective for fiscal years beginning after December 15, 2018; however, the Company chose to early adopt the new standard for the year ended December 31, 2017, as allowed under the new standard.  The amount of the reclassification for the Company was $0.6 million, as shown in the Consolidated Statement of Changes in Stockholder's Equity.

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017.  The Company has finalized its in-depth assessment and identified the revenue line items within the scope of this new guidance.  Neither the new standard, nor any of the amendments, resulted in a material change from the Company’s current accounting for revenues because no changes in accounting were required for those financial instruments that were within scope of Topic 606.  The Company adopted this guidance on January 1, 2018 and has elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018.  Due to immateriality, the Company will have no cumulative effect to record.  The Company is still finalizing the changes to the related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all companies in any interim or annual period. The Company has completed its evaluation of adoption of the new guidance on the Company’s consolidated financial statements and the impact was considered immaterial.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements, and expects a change in the allowance for loan losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the change in the allowance for loan losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018.  As this guidance only affects the classification within the statement of cash flows, this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018.  This ASU will not have a material impact on the Company’s consolidated financial statements.

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

On December 4, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of Gordon B. Roberts Agency, Inc. (“GBR”), an insurance agency headquartered in Oneonta, New York for $3.7 million in Company stock and cash, comprised of $1.35 million in cash and the issuance of 0.04 million shares of common stock.  The transaction resulted in the acquisition of $0.6 million of assets, $0.7 million of other liabilities, goodwill in the amount of $2.2 million and other intangible assets of $1.6 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes Barre, Pennsylvania.  The Company agreed to pay $1.2 million in cash, including a $0.2 million contingent payment based on certain customer retention objectives, to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $42.6 million and direct expenses, which may not include certain shared expenses, of approximately $19.9 million from Merchants were included in the consolidated income statement for the year ended December 31, 2017.

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

On February 3, 2017, the Company completed its acquisition of NRS and its subsidiary GTC, headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $24.2 million deferred tax liability associated with the customer list intangible, and $76.4 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $31.5 million and expenses of $21.5 million from NRS were included in the consolidated statement of income for the year ended December 31, 2017.

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

On December 4, 2015, the Company completed its acquisition of Oneida Financial Corp. (“Oneida”), parent company of Oneida Savings Bank, headquartered in Oneida, New York for $158.5 million in Company stock and cash, comprised of $56.3 million of cash and the issuance of 2.38 million common shares.  Upon the completion of the merger, the Bank added 12 branch locations in Oneida and Madison counties and approximately $769.4 million of assets, including approximately $399.4 million of loans and $225.7 million of investment securities, along with $699.2 million of deposits.  Through the acquisition of Oneida, the Company acquired OneGroup and Oneida Wealth Management, Inc. (“OWM”) as wholly-owned subsidiaries primarily engaged in offering insurance and investment advisory services.  These subsidiaries complement the Company’s other non-banking financial services businesses. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  On April 22, 2016, the activities of OWM were merged into CISI.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the second quarter of 2017, the carrying amount of other assets decreased by $2.7 million and other liabilities decreased by $2.4 million as a result of a reclassification of amounts from other assets into other liabilities, and an adjustment to other liabilities as a result of updated information not available at the time of acquisition.  Goodwill associated with the NRS acquisition increased $0.3 million during the second quarter as a result of these changes in fair value.  During the third quarter of 2017, the carrying amount of investments increased by $0.2 million as a result of updated information not available at the time of acquisition, the carrying amount of loans decreased $0.6 million as a result of an adjustment to the valuation of acquired impaired loans, the carrying amount of premises and equipment increased $3.6 million as a result of updated appraisal information not available at the time of acquisition, and the value of other assets and other liabilities increased $5.5 million and $6.6 million, respectively, as a result of adjustments to accrued income taxes, deferred taxes and certain tax credit arrangements that were recorded on a provisional basis.  Goodwill associated with the NRS and Merchants acquisitions decreased $0.1 million and $2.0 million during the third quarter, respectively, as a result of these changes in fair value estimates.  During the fourth quarter of 2017, the carrying amount of loans decreased $0.5 million as a result of an adjustment to the valuation of acquired impaired loans and the value of other assets and other liabilities decreased $0.3 million and $0.02 million, respectively, as a result of adjustments to deferred taxes and certain tax credit arrangements.  Goodwill associated with the Merchants acquisition increased $0.8 million during the fourth quarter as a result of these changes in fair value estimates.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2017				2016	2015
(000s omitted)	NRS	Merchants	Other (1)	Total	WJL	Oneida
Consideration paid :
Cash (2)	$70,073	$82,898	$6,775	$159,746	$575	$56,266
Community Bank System, Inc. common stock	78,483	262,254	2,395	343,132	0	102,202
Total net consideration paid	148,556	345,152	9,170	502,878	575	158,468
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	11,063	40,730	339	52,132	0	81,772
Investment securities	20,294	370,648	0	390,942	0	225,729
Loans	0	1,488,157	0	1,488,157	0	399,422
Premises and equipment	411	16,608	27	17,046	0	22,212
Accrued interest receivable	72	4,773	0	4,845	0	1,133
Other assets	8,088	51,585	583	60,256	0	26,529
Core deposit intangibles	0	23,214	0	23,214	0	2,570
Other intangibles	60,200	2,857	5,626	68,683	288	9,994
Deposits	0	(1,448,406)	0	(1,448,406)	0	(699,241)
Other liabilities	(28,002)	(11,750)	(1,217)	(40,969)	0	(1,333)
Short-term advances	0	(80,000)	0	(80,000)	0	0
Securities sold under agreement to repurchase, short-term	0	(278,076)	0	(278,076)	0	0
Long-term debt	0	(3,615)	0	(3,615)	0	0
Subordinated debt held by unconsolidated subsidiary trusts	0	(20,619)	0	(20,619)	0	0
Total identifiable assets, net	72,126	156,106	5,358	233,590	288	68,787
Goodwill	$76,430	$189,046	$3,812	$269,288	$287	$89,681

(1) Includes amounts related to the BAS, Dryfoos, NECM and GBR acquisitions.
(2) Includes NECM $0.2 million contingent cash payment consideration.

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

The following is a summary of the loans acquired from Merchants at the date of acquisition:

(000s omitted)	Acquired Impaired Loans	Acquired Non-impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$15,454	$1,872,574	$1,888,028
Contractual cash flows not expected to be collected	(5,385)	(14,753)	(20,138)
Expected cash flows at acquisition	10,069	1,857,821	1,867,890
Interest component of expected cash flows	(793)	(378,940)	(379,733)
Fair value of acquired loans	$9,276	$1,478,881	$1,488,157

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the Merchants, Dryfoos, BAS, WJL and Oneida acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Merchants and Oneida acquisitions, the Employee Benefit Services segment for NRS, and All Other segments for the Dryfoos, BAS, and WJL acquisitions.  Goodwill arising from the Merchants, NRS, GBR and Oneida acquisitions is not deductible for tax purposes.  Goodwill arising from the Dryfoos, BAS and WJL acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $26.0 million, $1.7 million and $7.0 million during 2017, 2016 and 2015, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Merchants and NRS acquisitions had been completed as of January 1, 2016 for the year ended December 31, 2017 and December 31, 2016.  The pro forma information does not include amounts related to BAS, Dryfoos, NECM and GBR as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Merchants and NRS combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition expenses related to the Merchants and NRS transactions totaling $25.7 million for the year ended December 31, 2017 were included in the pro forma information as if they were incurred in 2016.

	Pro Forma (Unaudited) Year Ended December 31,
(000’s omitted)	2017	2016
Total revenue, net of interest expense	$546,977	$536,183
Net income	176,257	109,186

NOTE C:	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2017				2016
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,043,023	$15,886	$4,838	$2,054,071	$1,876,358	$28,522	$2,118	$1,902,762
Obligations of state and political subdivisions	514,949	14,064	57	528,956	582,655	13,389	1,054	594,990
Government agency mortgage-backed securities	358,180	3,121	3,763	357,538	232,657	5,040	2,467	235,230
Corporate debt securities	2,648	0	25	2,623	5,716	2	31	5,687
Government agency collateralized mortgage obligations	88,097	155	878	87,374	9,225	310	0	9,535
Marketable equity securities	251	275	0	526	252	200	0	452
Total available-for-sale portfolio	$3,007,148	$33,501	$9,561	$3,031,088	$2,706,863	$47,463	$5,670	$2,748,656

Other Securities:
Federal Home Loan Bank common stock	$9,896			$9,896	$12,191			$12,191
Federal Reserve Bank common stock	30,690			30,690	19,781			19,781
Certificates of deposit	3,865			3,865	0			0
Other equity securities	5,840			5,840	3,764			3,764
Total other securities	$50,291			$50,291	$35,736			$35,736

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2017
		Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	44	$699,709	$4,838	0	$0	$0	44	$699,709	$4,838
Obligations of state and political subdivisions	45	23,432	57	0	0	0	45	23,432	57
Government agency mortgage-backed securities	120	185,716	1,433	55	75,712	2,330	175	261,428	3,763
Corporate debt securities	1	2,623	25	0	0	0	1	2,623	25
Government agency collateralized mortgage obligations	39	80,041	878	1	1	0	40	80,042	878
Total available-for-sale investment portfolio	249	$991,521	$7,231	56	$75,713	$2,330	305	$1,067,234	$9,561

As of December 31, 2016
		Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$449,242	$2,118	0	$0	$0	13	$449,242	$2,118
Obligations of state and political subdivisions	197	102,106	1,054	0	0	0	197	102,106	1,054
Government agency mortgage-backed securities	57	83,862	1,637	15	21,788	830	72	105,650	2,467
Corporate debt securities	1	2,677	31	0	0	0	1	2,677	31
Government agency collateralized mortgage obligations	0	0	0	2	2	0	2	2	0
Total available-for-sale investment portfolio	268	$637,887	$4,840	17	$21,790	$830	285	$659,677	$5,670

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2017 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$45,966	$46,042
Due after one through five years	1,565,423	1,572,634
Due after five years through ten years	758,742	769,828
Due after ten years	190,489	197,146
Subtotal	2,560,620	2,585,650
Government agency mortgage-backed securities	358,180	357,538
Government agency collateralized mortgage obligations	88,097	87,374
Total	$3,006,897	$3,030,562

Investment securities with a carrying value of $1.530 billion and $1.865 billion at December 31, 2017 and 2016, respectively, were pledged to collateralize certain deposits and borrowings.  As of December 31, 2017, securities pledged to collateralize certain deposits and borrowings included $473.2 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of December 31, 2017 have an overnight and continuous maturity.

NOTE D:	LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes at December 31 are summarized as follows:

(000's omitted)	2017	2016
Consumer mortgage	$2,220,298	$1,819,701
Business lending	2,424,223	1,490,076
Consumer indirect	1,011,978	1,044,972
Consumer direct	179,929	191,815
Home equity	420,329	401,998
Gross loans, including deferred origination costs	6,256,757	4,948,562
Allowance for loan losses	(47,583)	(47,233)
Loans, net of allowance for loan losses	$6,209,174	$4,901,329

The Company had approximately $25.3 million and $22.8 million of net deferred loan origination costs included in gross loans as of December 31, 2017 and 2016, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2017 and 2016.

(000's omitted)	2017	2016
Balance at beginning of year	$10,950	$11,337
New loans	16,617	4,959
Payments	(5,223)	(5,346)
Balance at end of year	$22,344	$10,950

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000's omitted)	2017	2016
Credit impaired acquired loans:
Outstanding principal balance	$13,242	$6,354
Carrying amount	10,115	5,553

Non-impaired acquired loans:
Outstanding principal balance	1,658,780	497,308
Carrying amount	1,626,979	489,807

Total acquired loans:
Outstanding principal balance	1,672,022	503,662
Carrying amount	1,637,094	495,360

The outstanding balance related to credit impaired acquired loans was $13.4 million and $6.6 million at December 31, 2017 and 2016, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000's omitted)	2017	2016
Balance at beginning of year	$498	$810
Merchants acquisition	793	0
Accretion recognized	(905)	(455)
Net reclassification to accretable from nonaccretable	590	143
Balance at end of year	$976	$498

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Consumer mortgage	$13,564	$1,500	$10,722	$25,786	$1,728,823	$1,754,609
Business lending	2,283	571	3,944	6,798	1,369,801	1,376,599
Consumer indirect	14,197	295	0	14,492	977,344	991,836
Consumer direct	1,875	48	0	1,923	172,556	174,479
Home equity	1,116	94	1,354	2,564	319,576	322,140
Total	$33,035	$2,508	$16,020	$51,563	$4,568,100	$4,619,663

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Consumer mortgage	$2,603	$26	$3,066	$5,695	$0	$459,994	$465,689
Business lending	4,661	0	4,328	8,989	10,115	1,028,520	1,047,624
Consumer indirect	245	8	0	253	0	19,889	20,142
Consumer direct	100	0	0	100	0	5,350	5,450
Home equity	634	170	1,326	2,130	0	96,059	98,189
Total	$8,243	$204	$8,720	$17,167	$10,115	$1,609,812	$1,637,094

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2017			December 31, 2016
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,170,156	$963,981	$2,134,137	$1,051,005	$162,165	$1,213,170
Special mention	129,076	37,321	166,397	135,602	29,690	165,292
Classified	77,367	34,628	111,995	90,585	15,002	105,587
Doubtful	0	1,579	1,579	474	0	474
Acquired impaired	0	10,115	10,115	0	5,553	5,553
Total	$1,376,599	$1,047,624	$2,424,223	$1,277,666	$212,410	$1,490,076

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2017:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,742,387	$991,541	$174,431	$320,692	$3,229,051
Nonperforming	12,222	295	48	1,448	14,013
Total	$1,754,609	$991,836	$174,479	$322,140	$3,243,064

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$462,597	$20,134	$5,450	$96,693	$584,874
Nonperforming	3,092	8	0	1,496	4,596
Total	$465,689	$20,142	$5,450	$98,189	$589,470

The following table details the balances in all other loan categories at December 31, 2016:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,647,228	$1,014,659	$181,864	$317,178	$3,160,929
Nonperforming	12,532	166	58	1,851	14,607
Total	$1,659,760	$1,014,825	$181,922	$319,029	$3,175,536

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$157,404	$30,144	$9,893	$81,629	$279,070
Nonperforming	2,537	3	0	1,340	3,880
Total	$159,941	$30,147	$9,893	$82,969	$282,950

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2017 and 2016 is as follows:

(000’s omitted)	2017	2016
Loans with allowance allocation	$5,125	$1,109
Loans without allowance allocation	884	556
Carrying balance	6,009	1,665
Contractual balance	9,165	3,340
Specifically allocated allowance	804	477
Average impaired loans	9,517	4,683
Interest income recognized	0	0

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2017, 2016 and 2015 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2017 and December 31, 2016 is as follows

	December 31, 2017						December 31, 2016
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Consumer mortgage	51	$2,265	44	$1,750	95	$4,015	36	$1,520	45	$1,956	81	$3,476
Business lending	8	218	7	501	15	719	6	91	5	690	11	781
Consumer indirect	0	0	71	883	71	883	0	0	78	771	78	771
Consumer direct	0	0	25	69	25	69	0	0	23	65	23	65
Home equity	13	245	7	204	20	449	14	221	7	216	21	437
Total	72	$2,728	154	$3,407	226	$6,135	56	$1,832	158	$3,698	214	$5,530

The following table presents information related to loans modified in a TDR during the years ended December 31, 2017 and 2016.  Of the loans noted in the table below, all loans for the years ended December 31, 2017 and December 31, 2016, were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	December 31, 2017		December 31, 2016
(000’s omitted)	#	Amount	#	Amount
Consumer mortgage	23	$1,254	9	$597
Business lending	8	412	0	0
Consumer indirect	33	490	33	459
Consumer direct	6	17	3	51
Home equity	4	95	3	50
Total	74	$2,268	48	$1,157

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

(000’s omitted)	Consumer Mortgage	Business Lending	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Balance at December 31, 2014	$10,286	$15,787	$11,544	$3,083	$2,701	$1,767	$173	$45,341
Charge-offs	(1,374)	(2,146)	(6,714)	(1,490)	(244)	0	(103)	(12,071)
Recoveries	80	877	3,943	722	62	0	0	5,684
Provision	1,206	1,231	3,649	682	147	(566)	98	6,447
Balance at December 31, 2015	10,198	15,749	12,422	2,997	2,666	1,201	168	45,401
Charge-offs	(647)	(1,872)	(7,643)	(1,706)	(218)	0	(97)	(12,183)
Recoveries	115	616	4,168	901	139	0	0	5,939
Provision	428	2,727	4,835	787	(188)	(550)	37	8,076
Balance at December 31, 2016	10,094	17,220	13,782	2,979	2,399	651	108	47,233
Charge-offs	(707)	(4,959)	(8,456)	(2,081)	(284)	0	(270)	(16,757)
Recoveries	50	656	4,516	849	52	0	0	6,123
Provision	1,028	4,340	3,626	1,292	(60)	449	309	10,984
Balance at December 31, 2017	$10,465	$17,257	$13,468	$3,039	$2,107	$1,100	$147	$47,583

NOTE E:	PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2017	2016
Land and land improvements	$23,869	$22,585
Bank premises	131,647	116,663
Equipment and construction in progress	86,059	80,527
Premises and equipment, gross	241,575	219,775
Accumulated depreciation	(118,182)	(107,457)
Premises and equipment, net	$123,393	$112,318

NOTE F:	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2017			December 31, 2016
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(37,877)	$25,025	$39,688	$(32,581)	$7,107
Other intangibles	86,535	(20,902)	65,633	17,853	(9,258)	8,595
Total amortizing intangibles	$149,437	$(58,779)	$90,658	$57,541	$(41,839)	$15,702

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2018	$17,872
2019	15,033
2020	12,497
2021	10,665
2022	9,165
Thereafter	25,426
Total	$90,658

Shown below are the components of the Company’s goodwill at December 31, 2017 and 2016:

(000’s omitted)	Year Ended December 31, 2015	Activity	Year Ended December 31, 2016	Activity	Year Ended December 31, 2017
Goodwill	$468,076	$1,890	$469,966	$269,288	$739,254
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$463,252	$1,890	$465,142	$269,288	$734,430

During the first quarter of 2017, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.

Mortgage Servicing Rights
Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  Upon sale, a mortgage servicing right (“MSR”) is established, which represents the current fair value of future net cash flows expected to be realized for performing the servicing activities.  The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are recorded in other assets at the lower of the initial capitalized amount, net of accumulated amortization or fair value.  Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition.

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2017	2016
Carrying value before valuation allowance at beginning of period	$1,435	$1,472
Additions	358	481
Merchants acquisition	64	0
Amortization	(499)	(518)
Carrying value before valuation allowance at end of period	1,358	1,435
Valuation allowance balance at beginning of period	0	0
Impairment charges	0	(226)
Impairment recoveries	0	226
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,358	$1,435
Fair value of MSRs at end of period	$2,473	$1,928
Principal balance of loans sold during the year	$32,937	$45,852
Principal balance of loans serviced for others	$358,518	$365,374
Custodial escrow balances maintained in connection with loans serviced for others	$5,363	$5,603

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2017	2016
Weighted-average contractual life (in years)	21.3	20.8
Weighted-average constant prepayment rate (CPR)	11.1%	15.1%
Weighted-average discount rate	3.3%	3.5%

NOTE G:	DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2017	2016
Noninterest checking	$2,293,057	$1,646,039
Interest checking	1,830,914	1,644,029
Savings	1,421,512	1,303,851
Money market	2,124,633	1,778,907
Time	774,304	703,128
Total deposits	$8,444,420	$7,075,954

The approximate maturities of time deposits at December 31, 2017 are as follows:

(000's omitted)	All Accounts	Accounts $250,000 or Greater
2018	$545,389	$51,875
2019	100,833	5,958
2020	59,849	7,445
2021	34,582	1,807
2022	33,400	601
Thereafter	251	0
Total	$774,304	$67,686

NOTE H:	BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2017	2016
FHLB overnight advance	$24,000	$146,200
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $332 and $357, respectively	122,814	102,170
Securities sold under agreement to repurchase, short term	337,011	0
FHLB Long term advances	2,071	0
Total borrowings	$485,896	$248,370

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2017 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2017
January 2, 2018	$361,011	0.54%
July 3, 2023	601	2.25%
October 23, 2023	515	1.50%
October 1, 2025	329	1.50%
March 1, 2029	626	2.50%
July 31, 2031	24,875	4.96%
December 15, 2034	20,619	3.54%
December 15, 2036	77,320	3.24%
Total	$485,896	1.34%

The weighted-average interest rate on borrowings for the years ended December 31, 2017 and 2016 was 1.51% and 1.46%, respectively.

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

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CST III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.96%)	7/31/2031	Par
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (3.24%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (3.54%)	12/15/2034	Par

NOTE I:	INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2017	2016	2015
Current:
Federal	$31,152	$32,829	$27,663
State and other	6,788	4,890	2,608
Deferred:
Federal	(28,146)	11,444	9,604
State and other	(546)	1,622	1,112
Provision for income taxes	$9,248	$50,785	$40,987

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)	2017	2016
Allowance for loan losses	$11,675	$18,366
Employee benefits	4,216	6,311
Debt extinguishment	0	299
Other, net	0	5,202
Deferred tax asset	15,891	30,178

Investment securities	22,690	32,839
Tax-deductible goodwill	39,154	43,504
Loan origination costs	6,109	8,228
Depreciation	2,372	71
Mortgage servicing rights	330	548
Pension	13,228	18,194
Other, net	542	0
Deferred tax liability	84,425	103,384
Net deferred tax liability	$(68,534)	$(73,206)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(3.8)	(4.0)	(5.0)
State income taxes, net of federal benefit	2.5	2.7	1.8
Stock-based compensation	(2.0)	0	0
Federal deferred tax revaluation adjustment	(23.7)	0	0
Other, net	(2.2)	(0.9)	(0.8)
Effective income tax rate	5.8%	32.8%	31.0%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2017	2016	2015
Unrecognized tax benefits at beginning of year	$92	$127	$162
Changes related to:
Lapse of statutes of limitations	(68)	(35)	(35)
Unrecognized tax benefits at end of year	$24	$92	$127

As of December 31, 2017, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.02 million.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2013 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2012 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate, if and when those examinations may be completed.

On December 22, 2017, H.R.1, referred to as the “Tax Cuts and Jobs Act,” was signed into law.  Among other things, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  ASC 740, Income Taxes, requires existing deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the date of enactment, deferred taxes were re-measured based upon the new 21% tax rate.  Prior to the change in tax rate, the Company had recorded net deferred tax liabilities based on a marginal tax rate of 37.70%.  The change in tax rate resulted in a decrease in the marginal tax rate to 24.29% and a deferred tax benefit of $38.0 million from the write-down of the net deferred tax liabilities. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on reporting accounting impacts of the recently enacted tax reform legislation.  In SAB 118, it is noted that reporting companies may be unable to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act by the time financial statements are issued for the reporting period in which the Tax Cuts and Jobs Act was enacted (the “Enactment Period”). SAB 118 provides guidance for the scenarios in which a company does not have the necessary information available, prepared or analyzed to complete the accounting for certain income tax effects when it issues financial statements covering the Enactment Period.  In those cases, SAB 118 would permit the company to provide “reasonable estimates” for the income tax effects of the Tax Cuts and Jobs Act and to report those effects as “provisional amounts” in its financial statements during a limited “measurement period.”

Based on the review of its deferred tax assets and liabilities, the Company notes that the accounting for the enactment of the Tax Cuts and Jobs Act is complete and the effects have been appropriately reflected in the consolidated statement of condition as of December 31, 2017 and the consolidated statement of income for the year ended December 31, 2017.

NOTE J:	LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2017, the Bank had approximately $69.0 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at the beginning of year	$127,084	$127,134	$1,806	$1,918
Service cost	4,181	4,106	0	0
Interest cost	5,717	5,624	76	82
Plan amendment / acquisition	11,646	22	0	0
Participant contributions	0	0	467	516
Deferred actuarial loss/(gain)	8,978	(1,628)	245	174
Benefits paid	(10,156)	(8,174)	(809)	(884)
Benefit obligation at end of year	147,450	127,084	1,785	1,806
Change in plan assets:
Fair value of plan assets at beginning of year	180,400	172,026	0	0
Actual return of plan assets	22,954	14,402	0	0
Participant contributions	0	0	467	516
Employer contributions	9,839	2,146	342	368
Plan acquisition	14,070	0	0	0
Benefits paid	(10,156)	(8,174)	(809)	(884)
Fair value of plan assets at end of year	217,107	180,400	0	0
Over/(Under) funded status at year end	$69,657	$53,316	$(1,785)	$(1,806)

Amounts recognized in the consolidated statement of condition were:
Other assets	$81,000	$64,709	$0	$0
Other liabilities	(11,343)	(11,393)	(1,785)	(1,806)
Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) were:
Net loss	$26,935	$28,323	$420	$183
Net prior service cost (credit)	2,944	2,264	(1,622)	(1,801)
Pre-tax AOCI	29,879	30,587	(1,202)	(1,618)
Taxes	(7,340)	(11,622)	296	614
AOCI at year end	$22,539	$18,965	$(906)	$(1,004)

The benefit obligation for the defined benefit pension plan was $136.1 million and $115.7 million as of December 31, 2017 and 2016, respectively, and the fair value of plan assets as of December 31, 2017 and 2016 was $217.1 million and $180.4 million, respectively.  Effective May 12, 2017, the Merchants Bank Pension Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial gain of approximately $1.9 million, due primarily to a gain on plan assets that was partially offset by a decrease in the discount rate from 4.50% to 4.40% as of the valuation date.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $11.3 million for 2017 and 2016.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2017 and 2016.  The plan was frozen effective December 31, 2009.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2017	2016	2017	2016
Prior service cost/(credit)	$424	$(26)	$111	$110
Net (gain) loss	(851)	(3,517)	148	111
Total	$(427)	$(3,543)	$259	$221

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

(000's omitted)	Pension Benefits	Post-retirement Benefits
Prior service credit	$(330)	$(179)
Net loss	1,054	18
Total	$724	$(161)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Discount rate	4.00%	4.50%	4.00%	4.40%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2017	2016	2015	2017	2016	2015
Service cost	$4,181	$4,106	$3,324	$0	$0	$0
Interest cost	5,717	5,624	5,506	76	82	87
Expected return on plan assets	(13,354)	(11,842)	(12,169)	0	0	0
Plan amendment	0	20	0	0	0	0
Amortization of unrecognized net loss/(gain)	767	1,508	1,466	8	(5)	(13)
Amortization of prior service cost	55	43	8	(179)	(179)	(179)
Net periodic (benefit)	$(2,634)	$(541)	$(1,865)	$(95)	$(102)	$(105)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.40%	4.70%	4.50%	4.40%	4.70%	4.50%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000's omitted)	Pension Benefits	Post-retirement Benefits
2018	$8,702	$145
2019	9,163	142
2020	9,404	139
2021	9,943	136
2022	10,378	133
2023-2027	56,064	618

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2017 to the RP-2014 Mortality Table for annuitants and non-annuitants, adjusted backward to 2006 with Scale MP-2014, and then adjusted for mortality improvements with the Scale MP-2016 mortality improvement scale on a fully generational basis.  The appropriateness of the assumptions is reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2017 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$0	$10,381	$0	$10,381
Equity securities:
U.S. large-cap	53,154	0	0	53,154
U.S mid/small cap	26,309	0	0	26,309
CBU stock	8,344	0	0	8,344
International	47,723	0	0	47,723
	135,530	0	0	135,530

Fixed income securities:
Government securities	13,929	9,686	0	23,615
Investment grade bonds	19,278	0	0	19,278
High yield(a)	16,297	0	0	16,297
	49,504	9,686	0	59,190

Other investments (b)	11,302	73	0	11,375

Total (c)	$196,336	$20,140	$0	$216,476

The fair values of the Company’s defined benefit pension plan assets at December 31, 2016 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$103	$8,048	$0	$8,151
Equity securities:
U.S. large-cap	43,235	0	0	43,235
U.S mid/small cap	19,032	0	0	19,032
CBU stock	7,417	0	0	7,417
International	27,064	0	0	27,064
	96,748	0	0	96,748

Fixed income securities:
Government securities	25,375	5,863	0	31,238
Investment grade bonds	15,253	0	0	15,253
High yield(a)	16,615	0	0	16,615
	57,243	5,863	0	63,106

Other investments (b)	12,023	58	0	12,081

Total (c)	$166,117	$13,969	$0	$180,086
(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.6 million and $0.3 million at December 31, 2017 and 2016, respectively.

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

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a $2.0 million contribution to the Merchants Bank Pension Plan in 2017.  The Company made a $7.2 million contribution to its defined benefit pension plan in 2017.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

Tupper Lake National Bank (“TLNB”), acquired in 2007, participated in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multi-employer tax qualified defined benefit pension plan.  The identification number and plan number of the Pentegra DB Plan are 13-5645888 and 333, respectively.  All employees of TLNB who met minimum service requirements participated in the plan.  As of June 30, 2016, the Pentegra DB Plan had total assets of $3.3 billion, actuarial present value of accumulated benefits of $4.8 billion and was at least 80 percent funded.  The assets of the multi-employer plan may be used to satisfy obligations of any of the employers participating in the plan.  As a result, contributions made by the Company may be used to provide benefits to participants of other participating employers.  Contributions for 2017, 2016 and 2015 were approximately $0.1 million, $0.05 million, and $0.03 million, respectively. Contributions made by the Company to the Pentegra DB Plan do not represent more than 5% of contributions made to the Pentegra DB Plan.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2017 was 7.25% for the pre-65 participants and 5.00% for the post-65 participants for medical costs and 10.5% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 3.89% and 2075, respectively.

Assumed health care cost trend rates impact the amounts reported for the health care plan.  A one-percentage-point increase or decrease in the trend rate would increase the service and interest cost components by nominal amounts.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $4.3 million, and $3.6 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2017, 2016, and 2015 was $0.8 million, $0.7 million, and $1.1 million, respectively.

The Company acquired The Merchants Bank 401(k) ESOP Plan with the Merchants acquisition and The Gordon B. Roberts 401(k) Plan with the GBR acquisition.  Effective January 1, 2018, The Merchants Bank 401(k) ESOP Plan and The Gordon B. Roberts 401(k) Plan were merged into and became part of the Community Bank System, Inc. 401(k) Employee Stock Ownership Plan.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2017 and 2016, the Company has recorded a liability of $3.1 million and $3.2 million, respectively.  The expense recognized under these plans for the years ended December 31, 2017, 2016, and 2015 was approximately $0.3 million, $0.03 million, and $0.1 million, respectively.

Deferred Compensation Plans for Directors
Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in their account.  As of December 31, 2017 and 2016, there were 150,110 and 154,013 shares credited to the participants’ accounts, for which a liability of $4.2 million and $4.0 million was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2017, 2016 and 2015, was $0.2 million, $0.2 million, and $0.2 million, respectively.

The Company acquired deferred compensation plans for certain non-employee directors and trustees of Merchants.  Under the terms of these acquired deferred compensation plans, participating directors could elect to have all, or a specified percentage, of their Merchants director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock.  Directors who elected to have their compensation deferred were credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred.  These shares were converted to shares of Company stock in connection with the acquisition and are held in a rabbi trust.  The shares held in the rabbi trust are considered outstanding for purposes of computing earnings per share.  The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director has the right to receive dividends or other distributions thereon.

NOTE L:	STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2017, the Company has authorization to grant up to approximately 1.7 million additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
	Outstanding	Weighted- average Exercise Price of Shares
Outstanding at December 31, 2015	1,969,301	$28.15
Granted	330,383	38.02
Exercised	(525,298)	25.12
Forfeited	(18,394)	34.47
Outstanding at December 31, 2016	1,755,992	30.85
Granted	197,943	57.02
Exercised	(238,499)	25.72
Forfeited	(7,140)	37.47
Outstanding at December 31, 2017	1,708,296	34.57
Exercisable at December 31, 2017	1,015,823	$29.57

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2017:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted average Exercise Price
$0.00 – $18.00	24,736	$17.82	1.31	24,736	$17.82
$18.001 – $28.00	314,511	22.23	2.93	314,511	22.23
$28.001 – $29.00	171,083	28.78	4.22	171,083	28.78
$29.001 – $30.00	228,668	29.79	5.20	176,843	29.79
$30.001 – $40.00	771,781	37.09	7.28	317,005	37.06
$40.001 – $60.00	197,517	57.02	9.14	11,645	57.12
TOTAL	1,708,296	$34.57	6.02	1,015,823	$29.57

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2017 is 6.02 years and 4.85 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2017 is $33.4 million and $24.6 million, respectively.

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.2 million, $2.2 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  A related income tax benefit was recognized of $0.8 million, $0.8 million and $0.7 million for the 2017, 2016 and 2015 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2017, 2016 and 2015 was approximately $2.7 million, $2.4 million and $2.2 million, respectively.

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

	2017	2016	2015
Weighted-average Fair Value of Options Granted	$12.78	$7.90	$7.48
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	3.19%	3.43%	3.40%
Share price volatility	29.71%	30.00%	30.34%
Weighted-average risk-free interest rate	2.31%	1.72%	1.73%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $4.6 million at December 31, 2017.  The weighted-average period over which this unrecognized expense would be recognized is 3.2 years.  The total fair value of stock options vested during 2017, 2016, and 2015 were $2.2 million, $2.1 million and $1.9 million, respectively.

During the 12 months ended December 31, 2017 and 2016, proceeds from stock option exercises totaled $7.7 million and $12.0 million, respectively, and the related tax benefits from exercise were approximately $2.3 million and $2.7 million, respectively.   During the twelve months ended December 31, 2017 and 2016, approximately 0.2 million and 0.4 million shares, respectively, were issued in connection with stock option exercises each year.  The total intrinsic value of options exercised during 2017, 2016 and 2015 were $7.6 million, $10.3 million and $7.6 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2017, and changes during the twelve months ended December 31, 2017 and 2016, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2015	246,311	$27.85
Awards	148,240	27.04
Forfeitures	(42,394)	17.49
Vestings	(98,327)	25.64
Unvested at December 31, 2016	253,830	29.98
Awards	46,428	57.02
Forfeitures	(4,863)	24.78
Vestings	(64,522)	33.69
Unvested at December 31, 2017	230,873	$34.06

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $5.7 million at December 31, 2017, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 4.3 years.  The total fair value of restricted stock vested during 2017, 2016, and 2015 were $2.2 million, $2.5 million and $1.7 million, respectively.

NOTE M:	EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2017.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million, 0.3 million and 0.3 million weighted-average anti-dilutive stock options outstanding at December 31, 2017, 2016 and 2015, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

(000's omitted, except per share data)	2017	2016	2015
Net income	$150,717	$103,812	$91,230
Income attributable to unvested stock-based compensation awards	(597)	(550)	(453)
Income available to common shareholders	$150,120	$103,262	$90,777

Weighted-average common shares outstanding - basic	48,843	44,091	40,996

Basic earnings per share	$3.07	$2.34	$2.21

Net income	$150,717	$103,812	$91,230
Income attributable to unvested stock-based compensation awards	(597)	(550)	(453)
Income available to common shareholders	$150,120	$103,262	$90,777

Weighted-average common shares outstanding	48,843	44,091	40,996
Assumed exercise of stock options	627	394	405
Weighted-average common shares outstanding – diluted	49,470	44,485	41,401

Diluted earnings per share	$3.03	$2.32	$2.19
Cash dividends declared per share	$1.32	$1.26	$1.22

Stock Repurchase Program
At its December 2016 meeting, the Board approved a stock repurchase program authorizing the repurchase of up to 2.2 million shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2017.  At its December 2017 meeting, the Board approved a similar program for 2018, authorizing the repurchase of up to 2.5 million shares of the Company’s common stock through December 31, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no stock repurchases pursuant to the announced plans in 2017 or 2016.  During 2015, the Company repurchased approximately 0.3 million shares of its common stock in open market transactions.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000's omitted)	2017	2016
Commitments to extend credit	$1,080,004	$773,442
Standby letters of credit	23,782	22,656
Total	$1,103,786	$796,098

The Bank has unused lines of credit of $25.0 million at December 31, 2017.  The Bank has unused borrowing capacity of approximately $1.68 billion through collateralized transactions with the FHLB and $22.9 million through collateralized transactions with the Federal Reserve.

The Company is required to maintain a reserve balance, as established by the Federal Reserve.  The required average total reserve for the 14-day maintenance period of December 21, 2017 through January 3, 2018 was $84.8 million, with $73.2 million represented by cash on hand and the remaining $11.6 million was required to be on deposit with the Federal Reserve.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE O:	LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $7.3 million, $5.8 million and $5.4 million in 2017, 2016 and 2015, respectively.  The future minimum rental commitments as of December 31, 2017 for all non-cancelable operating leases are as follows:

2018	$9,189
2019	8,194
2020	6,603
2021	5,164
2022	4,101
Thereafter	8,623
Total	$41,874

NOTE P:	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of December 31, 2017, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, the Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios.  The required capital conservation buffer is 1.25% for 2017 and 0.625% for 2016.  Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2017, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 5.75%, (ii) Tier 1 capital to total risk-weighted assets of at least 7.25%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 9.25%.  To satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2016, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 5.125%, (ii) Tier 1 capital to total risk-weighted assets of at least 6.625%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 8.625%. As of December 31, 2017 and 2016, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach.  As of December 31, 2017, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

	Actual		For capital adequacy purposes		For capital adequacy purposes plus Capital Conservation Buffer		To be well-capitalized under prompt corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2017
Tier 1 Leverage ratio	$995,860	10.00%	$398,183	4.00%			$497,729	5.00%
Tier 1 risk-based capital	995,860	16.64%	358,988	6.00%	$433,777	7.25%	478,651	8.00%
Total risk-based capital	1,043,910	17.45%	478,651	8.00%	553,440	9.25%	598,314	10.00%
Common equity tier 1 capital	876,685	14.65%	269,241	4.50%	344,030	5.75%	388,904	6.50%

2016
Tier 1 Leverage ratio	$858,347	10.55%	$325,438	4.00%			$406,798	5.00%
Tier 1 risk-based capital	858,347	18.10%	284,583	6.00%	$314,228	6.625%	379,445	8.00%
Total risk-based capital	905,996	19.10%	379,445	8.00%	409,089	8.625%	474,306	10.00%
Common equity tier 1 capital	759,199	16.01%	213,438	4.50%	243,082	5.125%	308,299	6.50%

Community Bank, N.A.:
2017
Tier 1 Leverage ratio	$859,538	8.71%	$394,981	4.00%			$493,726	5.00%
Tier 1 risk-based capital	859,538	14.50%	355,641	6.00%	$429,733	7.25%	474,188	8.00%
Total risk-based capital	907,588	15.31%	474,188	8.00%	548,280	9.25%	592,736	10.00%
Common equity tier 1 capital	859,483	14.50%	266,731	4.50%	340,823	5.75%	385,278	6.50%

2016
Tier 1 Leverage ratio	$672,633	8.30%	$324,080	4.00%			$405,099	5.00%
Tier 1 risk-based capital	672,633	14.28%	282,662	6.00%	$312,106	6.625%	376,883	8.00%
Total risk-based capital	720,282	15.29%	376,883	8.00%	406,327	8.625%	471,104	10.00%
Common equity tier 1 capital	672,578	14.28%	211,997	4.50%	241,441	5.125%	306,217	6.50%

NOTE Q:	PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company at December 31 are as follows:

(000's omitted)	2017	2016
Assets:
Cash and cash equivalents	$84,460	$151,127
Investment securities	4,322	3,628
Investment in and advances to:
Bank subsidiary	1,511,780	1,116,554
Non-bank subsidiaries	169,341	35,566
Other assets	9,150	10,345
Total assets	$1,779,053	$1,317,220

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$20,924	$16,950
Borrowings	122,814	102,170
Shareholders' equity	1,635,315	1,198,100
Total liabilities and shareholders' equity	$1,779,053	$1,317,220

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2017	2016	2015
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$91,000	$89,000	$70,000
Non-bank subsidiaries	35,500	1,750	6,000
Interest and dividends on investments	133	102	94
Total revenues	126,633	90,852	76,094
Expenses:
Interest on borrowings	3,904	2,949	2,537
Acquisition expenses	91	429	0
Other expenses	26	11	19
Total expenses	4,021	3,389	2,556

Income before tax benefit and equity in undistributed net income of subsidiaries	122,612	87,463	73,538
Income tax benefit/(expense)	1,930	866	(572)
Income before equity in undistributed net income of subsidiaries	124,542	88,329	72,966
Equity in undistributed net income of subsidiaries	26,175	15,483	18,264
Net income	$150,717	$103,812	$91,230
Other comprehensive (loss), net of tax:
Changes in other comprehensive income/(loss) related to pension and other post retirement obligations	168	3,322	(4,567)
Changes in other comprehensive loss related to unrealized losses on available-for-sale securities	(11,065)	(14,714)	(6,918)
Other comprehensive loss	(10,897)	(11,392)	(11,485)
Comprehensive income	$139,820	$92,420	$79,745

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2017	2016	2015
Operating activities:
Net income	$150,717	$103,812	$91,230
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(26,175)	(15,483)	(18,264)
Net change in other assets and other liabilities	1,870	(215)	(27)
Net cash provided by operating activities	126,412	88,114	72,939
Investing activities:
Proceeds from sale of investment securities	0	0	0
Cash (paid)/received for acquisitions, net of cash acquired of $150,534, $0, and $81,772, respectively	(139,471)	0	25,505
Capital contributions to subsidiaries	(11,063)	0	(80,231)
Net cash used in investing activities	(150,534)	0	(54,726)
Financing activities:
Issuance of common stock	9,700	15,326	13,975
Purchase of treasury stock	(3,306)	(3,470)	(9,126)
Sale of treasury stock	10,060	8,888	16,571
Increase in deferred compensation arrangements	3,306	0	0
Cash dividends paid	(62,305)	(55,048)	(49,273)
Net cash used in financing activities	(42,545)	(34,304)	(27,853)
Change in cash and cash equivalents	(66,667)	53,810	(9,640)
Cash and cash equivalents at beginning of year	151,127	97,317	106,957
Cash and cash equivalents at end of year	$84,460	$151,127	$97,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,826	$2,909	$2,523
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$17,460	$14,268	$13,605
Capital contributions to subsidiaries	513,769	0	76,461
Common stock issued for acquisition	343,132	0	102,202

NOTE R:	FAIR VALUE

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

	December 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,909,290	$144,781	$0	$2,054,071
Obligations of state and political subdivisions	0	528,956	0	528,956
Government agency mortgage-backed securities	0	357,538	0	357,538
Corporate debt securities	0	2,623	0	2,623
Government agency collateralized mortgage obligations	0	87,374	0	87,374
Marketable equity securities	526	0	0	526
Total available-for-sale investment securities	1,909,816	1,121,272	0	3,031,088
Mortgage loans held for sale	0	461	0	461
Commitments to originate real estate loans for sale	0	0	89	89
Forward sales commitments	0	4	0	4
Interest rate swap agreements asset	0	1,064	0	1,064
Interest rate swap agreements liability	0	(904)	0	(904)
Total	$1,909,816	$1,121,897	$89	$3,031,802

	December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,902,762	$0	$0	$1,902,762
Obligations of state and political subdivisions	0	594,990	0	594,990
Government agency mortgage-backed securities	0	235,230	0	235,230
Corporate debt securities	0	5,687	0	5,687
Government agency collateralized mortgage obligations	0	9,535	0	9,535
Marketable equity securities	452	0	0	452
Total available-for-sale investment securities	1,903,214	845,442	0	2,748,656
Mortgage loans held for sale	0	2,416	0	2,416
Commitments to originate real estate loans for sale	0	0	54	54
Forward sales commitments	0	3	0	3
Total	$1,903,214	$847,861	$54	$2,751,129

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2017 is approximately $0.5 million.  The unrealized gain on mortgage loans held for sale of approximately $13,000 was recognized in other banking services in the Consolidated Statement of Income for the year ended December 31, 2017.

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

•
Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties.  The fair value of our interest rate swaps are determined using prices obtained from a third party advisor.  The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

 The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2017				December 31, 2016
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$0	$0	$0	$0	$633	$633
Other real estate owned	0	0	1,915	1,915	0	0	1,966	1,966
Total	$0	$0	$1,915	$1,915	$0	$0	$2,599	$2,599
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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 99% at December 31, 2017, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2017 as the fair value of mortgage servicing rights of approximately $2.5 million exceeded the carrying value of approximately $1.4 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2017 or 2016.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2017 are as follows:

(000's omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$1,915	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 99.0% (38.5%)
Commitments to originate real estate loans for sale	89	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,209,174	$6,244,941	$4,901,329	4,935,140
Financial liabilities:
Deposits	8,444,420	8,431,481	7,075,954	7,071,191
Short-term borrowings	24,000	24,000	146,200	146,200
Securities sold under agreement to repurchase, short-term	337,011	337,011	0	0
Other long-term debt	2,071	2,021	0	0
Subordinated debt held by unconsolidated subsidiary trusts	122,814	122,814	102,170	90,144

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at December 31, 2017.  The effect of the changes to these derivatives for the year then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $38.9 million at December 31, 2017.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $38.9 million. The weighted average receive rate of these interest rate swaps was 3.38%, the weighted average pay rate was 3.84% and the weighted average maturity was 6.5 years.  The fair values of $0.9 million and $0.9 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at December 31, 2017. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $7.0 million at December 31, 2017 that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2017, the weighted average receive rate of these interest rate swaps was 2.30%, the weighted average pay rate was 3.11% and the weighted average maturity was 15.5 years. The fair value of $0.2 million at December 31, 2017, was reflected as a reduction to loans and an increase to other assets.  The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

The Company assessed its counterparty risk at December 31, 2017 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

NOTE T:	VARIABLE INTEREST ENTITIES

The Company’s wholly-owned subsidiaries, Community Statutory Trust III, Community Capital Trust IV and MBVT Statutory Trust I, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.  See further information regarding Community Statutory Trust III, Community Capital Trust IV and MBVT Statutory Trust I in Note H: Borrowings.

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000's omitted)	2017	2016
Cash and cash equivalents	$74	$30
Premises and equipment, net	6,266	6,429
Other assets	5	0
Total assets	$6,345	$6,459
Accrued interest and other liabilities / Total liabilities	$0	$1

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.2 million at December 31, 2017 is included in the Company’s consolidated statement of condition.  The creditors of 706 North Clinton do not have a claim on the general assets of the Company.  The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.7 million as of December 31, 2017, including a $1.5 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:	SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes operating subsidiaries of BPAS, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of; (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, and asset management provided by Nottingham, and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
2017
Net interest income	$315,025	$396	$254	$0	$315,675
Provision for loan losses	10,984	0	0	0	10,984
Noninterest income	73,337	82,743	49,201	(2,858)	202,423
Amortization of intangible assets	5,296	8,578	3,067	0	16,941
Acquisition expenses	24,549	1,194	243	0	25,986
Other operating expenses	218,608	51,138	37,334	(2,858)	304,222
Income before income taxes	$128,925	$22,229	$8,811	$0	$159,965
Assets	$10,505,919	$203,369	$66,548	$(29,638)	$10,746,198
Goodwill	$629,916	$84,449	$20,065	$0	$734,430

2016
Net interest income	$273,542	$162	$192	$0	$273,896
Provision for loan losses	8,076	0	0	0	8,076
Noninterest income	66,059	48,261	43,747	(2,442)	155,625
Amortization of intangible assets	2,682	420	2,377	0	5,479
Acquisition expenses	1,005	445	256	0	1,706
Other operating expenses	190,263	36,892	34,950	(2,442)	259,663
Income before income taxes	$137,575	$10,666	$6,356	$0	$154,597
Assets	$8,598,057	$38,742	$71,428	$(41,790)	$8,666,437
Goodwill	$440,870	$8,019	$16,253	$0	$465,142

2015
Net interest income	$248,167	$132	$121	$0	$248,420
Provision for loan losses	6,447	0	0	0	6,447
Noninterest income	57,704	46,784	20,967	(2,156)	123,299
Amortization of intangible assets	2,803	515	345	0	3,663
Acquisition expenses	6,947	21	69	0	7,037
Other operating expenses	174,918	35,197	14,396	(2,156)	222,355
Income before income taxes	$114,756	$11,183	$6,278	$0	$132,217
Assets	$8,513,228	$35,011	$70,067	$(65,637)	$8,552,669
Goodwill	$439,052	$8,019	$16,181	$0	$463,252

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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
Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Buffalo, New York
March 1, 2018

We have served as the Company’s auditor since 1984.

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2017 Results (000's omitted, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Total
Net interest income	$85,977	$84,395	$78,029	$67,274	$315,675
Provision for loan losses	5,381	2,314	1,461	1,828	10,984
Net interest income after provision for loan losses	80,596	82,081	76,568	65,446	304,691
Noninterest income	53,938	52,941	51,226	44,318	202,423
Noninterest expenses	86,919	83,776	102,879	73,575	347,149
Income before income taxes	47,615	51,246	24,915	36,189	159,965
Income taxes	(24,411)	16,003	7,724	9,932	9,248
Net income	$72,026	$35,243	$17,191	$26,257	$150,717
Basic earnings per share	$1.41	$0.69	$0.35	$0.58	$3.07
Diluted earnings per share	$1.40	$0.68	$0.35	$0.57	$3.03

2016 Results (000's omitted, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Total
Net interest income	$70,246	$68,463	$68,306	$66,881	$273,896
Provision for loan losses	2,640	1,790	2,305	1,341	8,076
Net interest income after provision for loan losses	67,606	66,673	66,001	65,540	265,820
Noninterest income	38,620	39,952	38,772	38,281	155,625
Noninterest expenses	66,597	66,226	66,356	67,669	266,848
Income before income taxes	39,629	40,399	38,417	36,152	154,597
Income taxes	13,237	13,239	12,560	11,749	50,785
Net income	$26,392	$27,160	$25,857	$24,403	$103,812
Basic earnings per share	$0.59	$0.61	$0.58	$0.55	$2.34
Diluted earnings per share	$0.59	$0.61	$0.58	$0.55	$2.32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2017 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC on or about March 29, 2018 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)   All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

‑	Consolidated Statements of Condition, December 31, 2017 and 2016

‑	Consolidated Statements of Income, Years ended December 31, 2017, 2016, and 2015

-	Consolidated Statements of Comprehensive Income, Years ended December 31, 2017, 2016, and 2015

‑	Consolidated Statements of Changes in Shareholders' Equity, Years ended December 31, 2017, 2016, and 2015

‑	Consolidated Statement of Cash Flows, Years ended December 31, 2017, 2016, and 2015

‑	Notes to Consolidated Financial Statements, December 31, 2017

‑	Report of Independent Registered Public Accounting Firm

‑	Quarterly selected data, Years ended December 31, 2017 and 2016 (unaudited)

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

4.2
Registration Rights Agreement, dated February 3, 2017, by and among Community Bank System, Inc. and the individuals and entities set forth on Schedule 1 thereto.  Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-3 filed on February 3, 2017 (Registration No. 333-215894).

4.3
Form of Replacement Organizers’ Warrant to purchase Community Bank System, Inc. Common Stock.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on May 18, 2017 (Registration No. 001-13695). (2)

4.4
First Supplemental Indenture, dated as of May 12, 2017, by and among Wilmington Trust Company, Community Bank System, Inc., and Merchants Bancshares, Inc.  Incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed on May 18, 2017 (Registration No. 001-13695). (2)

10.1
Indenture, dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

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

10.3
Guarantee Agreement, dated as of December 8, 2006, between Community Bank System, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee.  Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.4
Employment Agreement, dated as of January 5, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695).(2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

10.6
Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695).(2)

10.7
Employment Agreement, dated as of January1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.8
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.9
Employment Agreement, dated as of March 11, 2016, by and between Community Bank System, Inc., Community Bank N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

10.10
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.11
Employment Agreement, dated as of January1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.12
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.13
Employment Agreement, dated as of March 11, 2016, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

10.14
Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.15
Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.16
Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).(2)

10.17
2004 Long-Term Incentive Compensation Program, as amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695).(2)

10.18	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695).(2)

10.19	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.20
Community Bank System, Inc. Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098). (2)

10.21
Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.22
Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.23
Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011.  Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695).(2)

10.24
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.25
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.26
Merchants Bank Amended and Restated Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.27	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

21.1	Subsidiaries of Registrant.(1)

23.1	Consent of PricewaterhouseCoopers LLP.(1)

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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2018.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Scott Kingsley
Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Raymond C. Pecor, III
Brian R. Ace, Director	Raymond C. Pecor, III, Director

/s/ Mark J. Bolus	/s/ Sally A. Steele
Mark J. Bolus, Director	Sally A. Steele, Director and Chair of the Board of Directors

/ s/ Jeffrey L. Davis	/s/ Eric E. Stickels
Jeffrey L. Davis, Director	Eric E. Stickels, Director

/s/ Neil E. Fesette	/s/ John F. Whipple, Jr.
Neil E. Fesette, Director	John F. Whipple Jr., Director

/s/ Michael R. Kallet
Michael R. Kallet, Director

/s/ John Parente
John Parente, Director