Form 10-Q
period 2018-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2018-05-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
(315) 445‑2282
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,974,640 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2018.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$543,899	$221,038
Available-for-sale investment securities (cost of $3,005,165 and $3,007,148, respectively)	2,987,290	3,031,088
Other securities, at cost	45,352	50,291
Loans held for sale, at fair value	628	461

Loans	6,227,030	6,256,757
Allowance for loan losses	(48,103)	(47,583)
Net loans	6,178,927	6,209,174

Goodwill, net	733,625	734,430
Core deposit intangibles, net	23,281	25,025
Other intangibles, net	63,678	65,633
Intangible assets, net	820,584	825,088

Premises and equipment, net	120,953	123,393
Accrued interest and fees receivable	33,555	36,177
Other assets	235,367	249,488

Total assets	$10,966,555	$10,746,198

Liabilities:
Noninterest-bearing deposits	$2,372,824	$2,293,057
Interest-bearing deposits	6,398,268	6,151,363
Total deposits	8,771,092	8,444,420

Short-term borrowings	0	24,000
Securities sold under agreement to repurchase, short-term	279,702	337,011
Other long-term debt	2,042	2,071
Subordinated debt held by unconsolidated subsidiary trusts	122,820	122,814
Accrued interest and other liabilities	159,433	180,567
Total liabilities	9,335,089	9,110,883

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,374,254 and 51,263,841 shares issued, respectively	51,374	51,264
Additional paid-in capital	898,036	894,879
Retained earnings	723,404	700,557
Accumulated other comprehensive loss	(35,226)	(3,699)
Treasury stock, at cost (490,651 shares, including 203,730 shares held by deferred compensation arrangements at March 31, 2018 and 567,764 shares including 237,494 shares held by deferred compensation arrangements at December 31, 2017, respectively)	(17,633)	(21,014)
Deferred compensation arrangements (203,730 and 237,494 shares, respectively)	11,511	13,328
Total shareholders’ equity	1,631,466	1,635,315

Total liabilities and shareholders’ equity	$10,966,555	$10,746,198

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$69,441	$52,384
Interest and dividends on taxable investments	15,525	13,566
Interest on nontaxable investments	3,438	4,008
Total interest income	88,404	69,958

Interest expense:
Interest on deposits	2,132	1,730
Interest on borrowings	480	149
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,168	805
Total interest expense	3,780	2,684

Net interest income	84,624	67,274
Provision for loan losses	3,679	1,828
Net interest income after provision for loan losses	80,945	65,446

Noninterest revenues:
Deposit service fees	19,177	14,707
Other banking services	1,243	1,159
Employee benefit services	23,006	17,189
Insurance revenues	7,359	6,400
Wealth management services	6,706	4,861
Gain on sales of investment securities	0	2
Total noninterest revenues	57,491	44,318

Noninterest expenses:
Salaries and employee benefits	51,859	42,907
Occupancy and equipment	10,531	8,196
Data processing and communications	8,742	8,521
Amortization of intangible assets	4,798	2,768
Legal and professional fees	2,781	2,414
Office supplies and postage	1,879	1,674
Business development and marketing	2,059	2,081
FDIC insurance premiums	752	753
Acquisition expenses	(8)	1,716
Other expenses	2,938	2,545
Total noninterest expenses	86,331	73,575

Income before income taxes	52,105	36,189
Income taxes	11,999	9,932
Net income	$40,106	$26,257

Basic earnings per share	$0.78	$0.58
Diluted earnings per share	$0.78	$0.57
Cash dividends declared per share	$0.34	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017

Pension and other post-retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$303	$265
Tax effect	(74)	(102)
Amortization of actuarial losses included in net periodic pension cost, net	229	163

Amortization of prior service cost included in net periodic pension cost, gross	(127)	(31)
Tax effect	31	12
Amortization of prior service cost included in net periodic pension cost, net	(96)	(19)

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	133	144

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains arising during period, gross	(41,815)	3,893
Tax effect	10,155	(1,526)
Net unrealized holding (losses) gains arising during period, net	(31,660)	2,367

Other comprehensive (loss)/income related to unrealized (losses) gains on available-for-sale securities, net of taxes	(31,660)	2,367

Other comprehensive (loss) income, net of tax	(31,527)	2,511
Net income	40,106	26,257
Comprehensive income	$8,579	$28,768

	As of
	March 31, 2018	December 31, 2017
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(28,501)	$(28,677)
Tax effect	7,001	7,044
Net unrealized loss for pension and other post-retirement obligations	(21,500)	(21,633)

Unrealized (loss)/gain on available-for-sale securities	(17,875)	23,940
Tax effect	4,149	(6,006)
Net unrealized (loss)/gain on available-for-sale securities	(13,726)	17,934

Accumulated other comprehensive loss	$(35,226)	$(3,699)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three months ended March 31, 2018
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation Arrangements	Total
	Shares Outstanding	Amount Issued

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				40,106				40,106

Other comprehensive loss, net of tax					(31,527)			(31,527)

Cash dividends declared:
Common, $0.34 per share				(17,259)				(17,259)

Common stock issued under employee stock ownership plan	110,413	110	460					570

Stock-based compensation			1,715					1,715

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	41,880		982			1,483	81	2,546

Balance at March 31, 2018	50,883,603	$51,374	$898,036	$723,404	$(35,226)	$(17,633)	$11,511	$1,631,466

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$40,106	$26,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,001	3,669
Amortization of intangible assets	4,798	2,768
Net accretion on securities, loans and borrowings	(2,214)	(406)
Stock-based compensation	1,715	1,410
Provision for loan losses	3,679	1,828
Amortization of mortgage servicing rights	117	126
Income from bank-owned life insurance policies	(388)	(368)
Net gain on sale of loans and other assets	(80)	(53)
Change in other assets and other liabilities	9,174	7,430
Net cash provided by operating activities	60,908	42,661
Investing activities:
Proceeds from maturities of available-for-sale investment securities	27,363	33,479
Proceeds from maturities of other investment securities	4,960	8,709
Purchases of available-for-sale investment securities	(23,434)	(16,784)
Purchases of other securities	(21)	(505)
Net change in loans	25,900	12,197
Cash paid for acquisitions, net of cash acquired of $16 and $11,063, respectively	(1,464)	(63,517)
Purchases of premises and equipment, net	(1,556)	(2,088)
Net cash provided by/(used in) investing activities	31,748	(28,509)
Financing activities:
Net increase in deposits	326,672	260,923
Net change in borrowings	(81,338)	(146,200)
Issuance of common stock	570	1,809
Purchases of treasury stock	(81)	0
Sales of treasury stock	2,546	2,151
Increase in deferred compensation arrangements	81	0
Cash dividends paid	(17,281)	(14,186)
Withholding taxes paid on share-based compensation	(964)	(1,320)
Net cash provided by financing activities	230,205	103,177
Change in cash and cash equivalents	322,861	117,329
Cash and cash equivalents at beginning of period	221,038	173,857
Cash and cash equivalents at end of period	$543,899	$291,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,757	$2,707
Cash paid for income taxes	564	9,044

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	17,438	14,773
Transfers from loans to other real estate	942	920

Acquisitions:
Common stock issued	0	78,483
Fair value of assets acquired, excluding acquired cash and intangibles	27	31,599
Fair value of liabilities assumed	31	30,500

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018

NOTE A:	BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2018 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:	ACQUISITIONS

On January 2, 2018, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.4 million and a $0.4 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On January 2, 2018, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of Styles Bridges Associates (“Styles Bridges”), a financial services business headquartered in Canton, New York.  The Company paid $0.7 million in cash to acquire a customer list from Styles Bridges, and recorded a $0.7 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

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

On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes Barre, Pennsylvania.  The Company paid $1.2 million in cash, including a $0.2 million contingent payment based on certain customer retention objectives, to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $16.1 million and direct expenses, which may not include certain shared expenses, of approximately $7.8 million from Merchants were included in the consolidated statement of income for the three months ended March 31, 2018.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $23.0 million deferred tax liability associated with the customer list intangible, and $75.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $10.1 million and expenses of $6.0 million from NRS were included in the consolidated statement of income for the three months ended March 31, 2018.  Revenues of $5.1 million and expenses of $3.6 million from NRS were included in the consolidated statement of income for the three months ended March 31, 2017.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2018, the carrying amount of other liabilities associated with the NRS acquisition decreased by $1.2 million as a result of an adjustment to deferred taxes.  Goodwill associated with the NRS acquisition decreased $1.2 million as a result of this adjustment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2018	2017
(000s omitted)	Other (1)	NRS	Merchants	Other (2)	Total
Consideration paid :
Cash (3)	$1,480	$70,073	$82,898	$6,775	$159,746
Community Bank System, Inc. common stock	0	78,483	262,254	2,395	343,132
Total net consideration paid	1,480	148,556	345,152	9,170	502,878
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16	11,063	40,730	339	52,132
Investment securities	0	20,294	370,648	0	390,942
Loans	0	0	1,488,157	0	1,488,157
Premises and equipment	10	411	16,608	27	17,046
Accrued interest receivable	0	72	4,773	0	4,845
Other assets	17	8,088	51,585	583	60,256
Core deposit intangibles	0	0	23,214	0	23,214
Other intangibles	1,099	60,200	2,857	5,626	68,683
Deposits	0	0	(1,448,406)	0	(1,448,406)
Other liabilities	(31)	(26,828)	(11,750)	(1,217)	(39,795)
Short-term advances	0	0	(80,000)	0	(80,000)
Securities sold under agreement to repurchase, short-term	0	0	(278,076)	0	(278,076)
Long-term debt	0	0	(3,615)	0	(3,615)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	(20,619)	0	(20,619)
Total identifiable assets, net	1,111	73,300	156,106	5,358	234,764
Goodwill	$369	$75,256	$189,046	$3,812	$268,114
(1)	Includes amounts related to the Penna and Styles Bridges acquisitions.
(2)	Includes amounts related to the BAS, Dryfoos, NECM and GBR acquisitions.
(3)	Includes NECM $0.2 million contingent cash payment consideration.

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

The core deposit intangibles and other intangibles related to the Penna, Styles Bridges, GBR, NECM, Merchants, Dryfoos, and BAS acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Merchants acquisition, the Employee Benefit Services segment for NRS, and All Other segments for the Penna, GBR, and Dryfoos acquisitions.  Goodwill arising from the Merchants, NRS and GBR acquisitions is not deductible for tax purposes.  Goodwill arising from the Penna and Dryfoos acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $1.7 million during the three months ended March 31, 2017 and have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses for the three months ended March 31, 2018 were immaterial.

NOTE C:	ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 63 through 71 of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Investment Securities
The Company can classify its investments in debt and equity securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes.  None of the Company’s investment securities have been classified as trading securities at March 31, 2018.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”).

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

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. In doing so, companies generally will be required to use more judgment and make more estimates than under prior guidance.   These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.   Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income, interest expense and mortgage banking income.  The Company completed a comprehensive assessment of the revenue streams and reviewed related contracts potentially affected by the ASU for all segments of its business.  Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the manner in which the Company recognized revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e. gross versus net) and timing of compensatory payments to producers.  Based on the Company’s evaluation, it was determined that changes in the presentation of expenses and timing of the recognition of compensation expense did not materially affect noninterest income or expense.   The Company adopted this guidance on January 1, 2018 utilizing the modified retrospective approach.   Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  See Note N: Revenue Recognition for more information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018 on a retrospective basis.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018 and applied the guidance on a modified retrospective basis for the presentation of other components of net periodic benefit cost in the Consolidated Statements of Income.  The impact of the adoption of this guidance resulted in the reclassification of net periodic benefit income of $1.5 million from salaries and employee benefits to other expenses in the Consolidated Statement of Income for the three months ended March 31, 2017.

New Accounting Pronouncements
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

NOTE D:	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018				December 31, 2017
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,044,795	$1,962	$18,843	$2,027,914	$2,043,023	$15,886	$4,838	$2,054,071
Obligations of state and political subdivisions	502,517	9,126	1,335	510,308	514,949	14,064	57	528,956
Government agency mortgage-backed securities	371,857	2,132	9,450	364,539	358,180	3,121	3,763	357,538
Corporate debt securities	2,633	0	54	2,579	2,648	0	25	2,623
Government agency collateralized mortgage obligations	83,113	89	1,773	81,429	88,097	155	878	87,374
Marketable equity securities	250	271	0	521	251	275	0	526
Total available-for-sale portfolio	$3,005,165	$13,580	$31,455	$2,987,290	$3,007,148	$33,501	$9,561	$3,031,088

Other Securities:
Federal Home Loan Bank common stock	$8,801			$8,801	$9,896			$9,896
Federal Reserve Bank common stock	30,690			30,690	30,690			30,690
Certificates of deposit	0			0	3,865			3,865
Other equity securities	5,861			5,861	5,840			5,840
Total other securities	$45,352			$45,352	$50,291			$50,291

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2018

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	69	$1,316,113	$18,843	0	$0	$0	69	$1,316,113	$18,843
Obligations of state and political subdivisions	224	110,119	1,335	0	0	0	224	110,119	1,335
Government agency mortgage-backed securities	148	225,378	5,310	58	75,599	4,140	206	300,977	9,450
Corporate debt securities	1	2,579	54	0	0	0	1	2,579	54
Government agency collateralized mortgage obligations	40	75,150	1,773	1	1	0	41	75,151	1,773
Total available-for-sale investment portfolio	482	$1,729,339	$27,315	59	$75,600	$4,140	541	$1,804,939	$31,455

As of December 31, 2017

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	44	$699,709	$4,838	0	$0	$0	44	$699,709	$4,838
Obligations of state and political subdivisions	45	23,432	57	0	0	0	45	23,432	57
Government agency mortgage-backed securities	120	185,716	1,433	55	75,712	2,330	175	261,428	3,763
Corporate debt securities	1	2,623	25	0	0	0	1	2,623	25
Government agency collateralized mortgage obligations	39	80,041	878	1	1	0	40	80,042	878
Total available-for-sale investment portfolio	249	$991,521	$7,231	56	$75,713	$2,330	305	$1,067,234	$9,561

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2018 represents OTTI.

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$53,102	$53,115
Due after one through five years	1,557,644	1,546,876
Due after five years through ten years	789,557	788,557
Due after ten years	149,642	152,253
Subtotal	2,549,945	2,540,801
Government agency mortgage-backed securities	371,857	364,539
Government agency collateralized mortgage obligations	83,113	81,429
Total	$3,004,915	$2,986,769

As of March 31, 2018, $279.7 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of March 31, 2018 have an overnight and continuous maturity.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	March 31, 2018	December 31, 2017
Business lending	$2,426,086	$2,424,223
Consumer mortgage	2,211,882	2,220,298
Consumer indirect	1,008,198	1,011,978
Consumer direct	173,032	179,929
Home equity	407,832	420,329
Gross loans, including deferred origination costs	6,227,030	6,256,757
Allowance for loan losses	(48,103)	(47,583)
Loans, net of allowance for loan losses	$6,178,927	$6,209,174

The outstanding balance related to credit impaired acquired loans was $11.1 million and $13.4 million at March 31, 2018 and December 31, 2017, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2017	$976
Accretion recognized, year-to-date	(278)
Net reclassification between accretable and non-accretable	300
Balance at March 31, 2018	$998

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$5,062	$4,069	$3,831	$12,962	$1,437,044	$1,450,006
Consumer mortgage	10,236	1,437	10,086	21,759	1,744,105	1,765,864
Consumer indirect	8,664	182	5	8,851	981,915	990,766
Consumer direct	1,091	30	0	1,121	167,396	168,517
Home equity	1,404	176	1,239	2,819	313,908	316,727
Total	$26,457	$5,894	$15,161	$47,512	$4,644,368	$4,691,880

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$4,119	$0	$3,967	$8,086	$8,496	$959,498	$976,080
Consumer mortgage	1,991	282	2,855	5,128	0	440,890	446,018
Consumer indirect	106	35	0	141	0	17,291	17,432
Consumer direct	105	0	0	105	0	4,410	4,515
Home equity	522	214	1,256	1,992	0	89,113	91,105
Total	$6,843	$531	$8,078	$15,452	$8,496	$1,511,202	$1,535,150

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The following is an aged analysis of the Company’s past due loans by class as of December 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$2,283	$571	$3,944	$6,798	$1,369,801	$1,376,599
Consumer mortgage	13,564	1,500	10,722	25,786	1,728,823	1,754,609
Consumer indirect	14,197	295	0	14,492	977,344	991,836
Consumer direct	1,875	48	0	1,923	172,556	174,479
Home equity	1,116	94	1,354	2,564	319,576	322,140
Total	$33,035	$2,508	$16,020	$51,563	$4,568,100	$4,619,663

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$4,661	$0	$4,328	$8,989	$10,115	$1,028,520	$1,047,624
Consumer mortgage	2,603	26	3,066	5,695	0	459,994	465,689
Consumer indirect	245	8	0	253	0	19,889	20,142
Consumer direct	100	0	0	100	0	5,350	5,450
Home equity	634	170	1,326	2,130	0	96,059	98,189
Total	$8,243	$204	$8,720	$17,167	$10,115	$1,609,812	$1,637,094

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2018			December 31, 2017
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,253,688	$891,639	$2,145,327	$1,170,156	$963,981	$2,134,137
Special mention	120,881	43,034	163,915	129,076	37,321	166,397
Classified	75,283	31,313	106,596	77,367	34,628	111,995
Doubtful	154	1,598	1,752	0	1,579	1,579
Acquired impaired	0	8,496	8,496	0	10,115	10,115
Total	$1,450,006	$976,080	$2,426,086	$1,376,599	$1,047,624	$2,424,223

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,754,341	$990,579	$168,487	$315,312	$3,228,719
Nonperforming	11,523	187	30	1,415	13,155
Total	$1,765,864	$990,766	$168,517	$316,727	$3,241,874

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$442,881	$17,397	$4,515	$89,635	$554,428
Nonperforming	3,137	35	0	1,470	4,642
Total	$446,018	$17,432	$4,515	$91,105	$559,070

The following table details the balances in all other loan categories at December 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,742,387	$991,541	$174,431	$320,692	$3,229,051
Nonperforming	12,222	295	48	1,448	14,013
Total	$1,754,609	$991,836	$174,479	$322,140	$3,243,064

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$462,597	$20,134	$5,450	$96,693	$584,874
Nonperforming	3,092	8	0	1,496	4,596
Total	$465,689	$20,142	$5,450	$98,189	$589,470

All loan classes are collectively evaluated for impairment except business lending, as described in Note C.  A summary of individually evaluated impaired loans as of March 31, 2018 and December 31, 2017 follows:

(000’s omitted)	March 31, 2018	December 31, 2017
Loans with allowance allocation	$4,510	$5,125
Loans without allowance allocation	1,422	884
Carrying balance	5,932	6,009
Contractual balance	10,146	9,165
Specifically allocated allowance	878	804

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three months ended March 31, 2018 and 2017 was immaterial.

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

Information regarding TDRs as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018						December 31, 2017
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	8	$312	3	$280	11	$592	8	$218	7	$501	15	$719
Consumer mortgage	48	1,976	43	1,651	91	3,627	51	2,265	44	1,750	95	4,015
Consumer indirect	0	0	68	847	68	847	0	0	71	883	71	883
Consumer direct	0	0	23	65	23	65	0	0	25	69	25	69
Home equity	11	234	7	201	18	435	13	245	7	204	20	449
Total	67	$2,522	144	$3,044	211	$5,566	72	$2,728	154	$3,407	226	$6,135

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2018 and 2017.  Of the loans noted in the table below, all loans for the three months ended March 31, 2018 and 2017 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	1	$93	0	$0
Consumer mortgage	0	0	7	502
Consumer indirect	4	41	8	106
Consumer direct	2	2	4	15
Home equity	0	0	2	98
Total	7	$136	21	$721

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(1,669)	(199)	(2,284)	(496)	(56)	0	(43)	(4,747)
Recoveries	198	8	1,151	222	9	0	0	1,588
Provision	1,821	108	1,363	219	(20)	(16)	204	3,679
Ending balance	$17,607	$10,382	$13,698	$2,984	$2,040	$1,084	$308	$48,103

	Three Months Ended March 31, 2017
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,220	$10,094	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(695)	(85)	(1,947)	(417)	(38)	0	0	(3,182)
Recoveries	71	7	869	245	25	0	0	1,217
Provision	261	133	1,292	45	(27)	122	2	1,828
Ending balance	$16,857	$10,149	$13,996	$2,852	$2,359	$773	$110	$47,096

NOTE F:	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2018			December 31, 2017
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(39,621)	$23,281	$62,902	$(37,877)	$25,025
Other intangibles	87,372	$(23,694)	63,678	86,535	(20,902)	65,633
Total amortizing intangibles	$150,274	$(63,315)	$86,959	$149,437	$(58,779)	$90,658

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2018	$13,318
2019	15,247
2020	12,680
2021	10,817
2022	9,288
Thereafter	25,609
Total	$86,959

Shown below are the components of the Company’s goodwill at December 31, 2017 and March 31, 2018:

(000’s omitted)	December 31, 2017	Activity	March 31, 2018
Goodwill	$739,254	$(805)	$738,449
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$734,430	$(805)	$733,625

NOTE G:	MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CST III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (5.35%)	7/31/2031	Par
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (3.77%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.07%)	12/31/2034	Par

NOTE H:	BENEFIT PLANS

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

The net periodic benefit cost for the three months ended March 31, 2018 and 2017 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(000's omitted)	2018	2017	2018	2017
Service cost	$1,121	$1,039	$0	$0
Interest cost	1,415	1,361	17	19
Expected return on plan assets	(3,705)	(3,121)	0	0
Amortization of unrecognized net loss	298	263	5	2
Amortization of prior service cost	(83)	14	(44)	(45)
Net periodic benefit	$(954)	$(444)	$(22)	$(24)

NOTE I:	EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2018.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2018, compared to approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2017 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(000's omitted, except per share data)	2018	2017
Net income	$40,106	$26,257
Income attributable to unvested stock-based compensation awards	(141)	(138)
Income available to common shareholders	$39,965	$26,119

Weighted-average common shares outstanding – basic	50,934	45,284
Basic earnings per share	$0.78	$0.58

Net income	$40,106	$26,257
Income attributable to unvested stock-based compensation awards	(141)	(138)
Income available to common shareholders	$39,965	$26,119

Weighted-average common shares outstanding – basic	50,934	45,284
Assumed exercise of stock options	563	703
Weighted-average common shares outstanding – diluted	51,497	45,987
Diluted earnings per share	$0.78	$0.57

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first three months of 2018.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,095,696	$1,080,004
Standby letters of credit	33,574	23,782
Total	$1,129,270	$1,103,786

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	March 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,885,015	$142,899	$0	$2,027,914
Obligations of state and political subdivisions	0	510,308	0	510,308
Government agency mortgage-backed securities	0	364,539	0	364,539
Corporate debt securities	0	2,579	0	2,579
Government agency collateralized mortgage obligations	0	81,429	0	81,429
Marketable equity securities	521	0	0	521
Total available-for-sale investment securities	1,885,536	1,101,754	0	2,987,290
Mortgage loans held for sale	0	628	0	628
Commitments to originate real estate loans for sale	0	0	55	55
Forward sales commitments	0	10	0	10
Interest rate swap agreements asset	0	937	0	937
Interest rate swap agreements liability	0	(893)	0	(893)
Total	$1,885,536	$1,102,436	$55	$2,988,027

	December 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,909,290	$144,781	$0	$2,054,071
Obligations of state and political subdivisions	0	528,956	0	528,956
Government agency mortgage-backed securities	0	357,538	0	357,538
Corporate debt securities	0	2,623	0	2,623
Government agency collateralized mortgage obligations	0	87,374	0	87,374
Marketable equity securities	526	0	0	526
Total available-for-sale investment securities	1,909,816	1,121,272	0	3,031,088
Mortgage loans held for sale	0	461	0	461
Commitments to originate real estate loans for sale	0	0	89	89
Forward sales commitments	0	4	0	4
Interest rate swap agreements asset	0	1,064	0	1,064
Interest rate swap agreements liability	0	(904)	0	(904)
Total	$1,909,816	$1,121,897	$89	$3,031,802

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

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2018 was approximately $0.6 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

•
Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor.  The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2018				December 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Other real estate owned / Total	$0	$0	$1,865	$1,865	$0	$0	$1,915	$1,915

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 0.8% to 82.5% at March 31, 2018 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at March 31, 2018.

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

(000's omitted)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,865	Fair Value of Collateral	Estimated cost of disposal/market adjustment	0.8% - 82.5% (35.3%)
Commitments to originate real estate loans for sale	55	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,915	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 99.0% (38.5%)
Commitments to originate real estate loans for sale	89	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,178,927	$6,154,483	$6,209,174	$6,244,941
Financial liabilities:
Deposits	8,771,092	8,754,350	8,444,420	8,431,481
Short-term borrowings	0	0	24,000	24,000
Securities sold under agreement to repurchase, short-term	279,702	279,702	337,011	337,011
Other long-term debt	2,042	1,971	2,071	2,021
Subordinated debt held by unconsolidated subsidiary trusts	122,820	122,820	122,814	122,814

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

Borrowings and subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation.  The fair value of short-term borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date.  Fair values for long-term debt and subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.  The difference between the carrying values of long-term borrowings and subordinated debt held by unconsolidated subsidiary trusts, and their fair values, are not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at March 31, 2018.  The effect of the changes to these derivatives for the three months then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $38.5 million at March 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $38.5 million. The weighted average receive rate of these interest rate swaps was 3.69%, the weighted average pay rate was 3.84% and the weighted average maturity was 6.2 years.  The fair values of $0.9 million and $0.9 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at March 31, 2018. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $7.0 million at March 31, 2018 that were designated as fair value hedges of certain fixed rate loans with municipalities. At March 31, 2018, the weighted average receive rate of these interest rate swaps was 2.50%, the weighted average pay rate was 3.11% and the weighted average maturity was 15.3 years. The fair value of $0.04 million at March 31, 2018, was reflected as a reduction to loans and an increase to other assets.  The ineffective portion of the interest swaps was immaterial and is not recorded in earnings.

The Company assessed its counterparty risk at March 31, 2018 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M:	SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, NRS, GTC, and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2018
Net interest income	$84,530	$70	$24	$0	$84,624
Provision for loan losses	3,679	0	0	0	3,679
Noninterest revenues	20,357	23,449	14,380	(695)	57,491
Amortization of intangible assets	1,744	2,088	966	0	4,798
Acquisition expenses	(15)	7	0	0	(8)
Other operating expenses	56,955	13,709	11,572	(695)	81,541
Income before income taxes	$42,524	$7,715	$1,866	$0	$52,105
Assets	$10,736,383	$205,544	$68,167	$(43,539)	$10,966,555
Goodwill	$629,916	$83,275	$20,434	$0	$733,625

Three Months Ended March 31, 2017
Net interest income	$67,134	$78	$62	$0	$67,274
Provision for loan losses	1,828	0	0	0	1,828
Noninterest revenues	15,867	17,636	11,479	(664)	44,318
Amortization of intangible assets	554	1,591	623	0	2,768
Acquisition expenses	521	1,062	133	0	1,716
Other operating expenses	49,493	11,370	8,892	(664)	69,091
Income before income taxes	$30,605	$3,691	$1,893	$0	$36,189
Assets	$8,663,042	$221,437	$72,526	$(43,145)	$8,913,860
Goodwill	$440,870	$84,213	$17,903	$0	$542,986

NOTE N:	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note C Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the newly adopted guidance. Topic 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, electronic payment interchange fees, merchant income, trust, asset management and other wealth management revenues, insurance commissions and benefit plan services income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.  Noninterest revenue streams in-scope of Topic 606 are discussed below.

Deposit Service Fees
Deposit service fees consist of account activity fees, monthly service fees, check orders, debit and credit card income, ATM fees, Merchant services income and other revenues from processing wire transfers, bill pay service, cashier’s checks and foreign exchange.  Debit and credit card income is primarily comprised of interchange fees earned at the time the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.   Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for deposit service fees is generally satisfied, and the related revenue recognized, when the services are rendered or the transaction has been completed.  Payment for deposit service fees is typically received at the time it is assessed through a direct charge to customers’ accounts or on a monthly basis.  Deposit service fees revenue primarily relates to the Company’s Banking operating segment.

Other Banking Services
Other banking services consists of other recurring revenue streams such as commissions from sales of credit life insurance, safety deposit box rental fees, mortgage banking income, bank owned life insurance income and other miscellaneous revenue streams. Commissions from the sale of credit life insurance are recognized at the time of sale of the policies.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.  Mortgage banking income and bank owned life insurance income are not within the scope of Topic 606.  Other banking services revenue primarily relates to the Company’s Banking operating segment.

Employee benefit services
Employee benefit services income consists of revenue received from retirement plan services, collective investment fund services, fund administration, transfer agency, consulting and actuarial services.  The Company’s performance obligation that relates to plan services are satisfied over time and the resulting fees are recognized monthly or quarterly, based upon the market value of the assets under management and the applicable fee rate or on a time expended basis. Payment is generally received a few days after month end or quarter end. The Company does not earn performance-based incentives. Transactional services such as consulting services, mailings, or other adhoc services are provided to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Insurance services
Insurance income primarily consists of commissions received on insurance product sales and consulting services. The Company acts in the capacity of a broker or agent between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company’s performance obligation related to consulting services is considered transactional in nature and is generally satisfied when the services have been completed and related revenue recognized at a point in time.  Payment is received at the time services are rendered.  The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios.  Contingent payments are accrued for based upon management’s expectations for the year.  Commission expense associated with sales of insurance products is expensed as incurred.  Insurance services revenue primarily relates to the Company’s All Other operating segment.

Wealth Management Services
Wealth management services income is primarily comprised of fees earned from the management and administration of trusts and other customer assets.   The Company generally has two types of performance obligations related to these services.  The Company’s performance obligation that relates to advisory and administration services are satisfied over time and the resulting fees are recognized monthly, based upon the market value of the assets under management and the applicable fee rate. Payment is generally received soon after month end or quarter end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Transactional services such as tax return preparation services, purchases and sales of investments and insurance products are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is generally received on a monthly basis.  Wealth management services revenue primarily relates to the Company’s All Other operating segment.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018, $26.4 million of accounts receivable, including $7.4 million of unbilled fee revenue, and $5.2 million of unearned revenue was recorded in the Consolidated Statements of Condition.  As of December 31, 2017, $29.8 million of accounts receivable, including $6.5 million of unbilled fee revenue, and $3.9 million of unearned revenue was recorded in the Consolidated Statements of Condition.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient method which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2018 and 2017, although in some circumstances the fourth quarter of 2017 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2018, “last year” and equivalent terms refer to calendar year 2017, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 63-71 of the most recent Form 10-K (fiscal year ended December 31, 2017) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

On January 2, 2018, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.4 million and a $0.4 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On January 2, 2018, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of Styles Bridges Associates (“Styles Bridges”), a financial services business headquartered in Canton, New York.  The Company paid $0.7 million in cash to acquire a customer list from Styles Bridges, and recorded a $0.7 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

First quarter net income increased $13.8 million as compared to the first quarter of 2017.  Earnings per share of $0.78 for the first quarter of 2018 increased $0.21 from the first quarter of 2017.  The increase in net income and earnings per share for the quarter were primarily due to increases in net interest income, higher noninterest revenues and a lower effective tax rate primarily attributable to the impact of H.R.1. (the “Tax Cuts and Jobs Act”), partially offset by a higher provision for loan losses, higher noninterest expenses and an increase in diluted shares outstanding, primarily attributable to the acquisitions of Merchants Bancshares, Inc. (“Merchants”) and Northeast Retirement Services, Inc. (“NRS”).  First quarter net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion, increased $13.0 million as compared to the first quarter of 2017.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.82 for the first quarter increased $0.19 compared to the first quarter of 2017.

Loans and deposits increased on both an average and ending basis as compared to the corresponding prior year periods.  The increases were primarily a result of the Merchants acquisition completed in May 2017.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities have moderated recently.  U.S. market interest rates have generally increased 50 to 75 basis points over the past year.  The cost of funds increased slightly from the prior year period, as an increase in the rate paid on interest-bearing deposits was partially offset by a net decrease in the rate on borrowings.  Due to the Merchants acquisition, the majority of our borrowings are now customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit like features and typically bear lower rates of interest than other types of wholesale borrowings.

The first quarter 2018 provision for loan losses was $1.9 million higher than the first quarter of 2017, reflective of higher levels of net charge-offs, including an incremental $1.1 million partial charge-off related to a single commercial relationship.  Net charge-offs were $3.2 million for the first quarter of 2018, compared to $2.0 million of net charge-offs for the first quarter of 2017.  First quarter 2018 nonperforming loan ratios were up slightly compared to the first quarter of 2017, and included the impact of the previously mentioned commercial relationship which also added $4.1 million to non-performing assets.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $40.1 million increased $13.8 million, or 52.7%, as compared to the first quarter of 2017.  Earnings per share of $0.78 for the first quarter increased $0.21 compared to the first quarter of 2017.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income, noninterest revenues and a lower effective tax rate primarily attributable to the impact of H.R.1. (the “Tax Cuts and Jobs Act”), partially offset by a higher provision for loan losses, higher noninterest expenses and an increase in diluted shares outstanding, primarily attributable to the Merchants and NRS acquisitions.  Net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $42.2 million for the first quarter increased $13.0 million, or 44.6%, as compared to the first quarter of 2017.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.82 for the first quarter, was up $0.19 compared to the first quarter of 2017.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $84.6 million was up $17.4 million, or 25.8%, from the comparable prior year period.  The improvement resulted from an increase in interest-earning assets, primarily from the Merchants acquisition, partially offset by a decrease in investment yields.

The provision for loan losses for the first quarter increased $1.9 million as compared to the first quarter of 2017, reflective of a higher level of net charge-offs compared to the prior year period.

First quarter noninterest revenues were $57.5 million, up $13.2 million, or 29.7%, from the first quarter of 2017.  The increase was primarily a result of the Merchants acquisition completed in May 2017 and the NRS acquisition completed in February 2017.

Noninterest expenses of $86.3 million for the first quarter reflected an increase of $12.8 million, or 17.3%, from the first quarter of 2017.  Excluding acquisition-related expenses, 2018 operating expenses were $14.5 million, or 20.2%, higher as compared to the prior year first quarter.  The increase in noninterest expenses was mostly a result of operating a larger franchise, including the impact of the Merchants and NRS acquisitions.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2018	2017
Net interest income	$84,624	$67,274
Provision for loan losses	3,679	1,828
Noninterest revenues	57,491	44,318
Noninterest expenses	86,331	73,575
Income before income taxes	52,105	36,189
Income taxes	11,999	9,932
Net income	$40,106	$26,257

Diluted weighted average common shares outstanding	51,677	46,227
Diluted earnings per share	$0.78	$0.57
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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $85.7 million, a $16.2 million, or 23.2%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $1.66 billion from the first quarter of 2017, primarily related to the Merchants acquisition, and a seven basis point increase in the average yield on earning assets, partially offset by a $951.5 million increase in average interest-bearing liabilities and a four basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the first quarter volume increase in interest-earning assets and the increase in the average yield on earning assets had a $17.3 million favorable impact on net interest income, while the volume increase in interest-bearing liabilities and rate increase on interest-bearing liabilities had a $1.1 million unfavorable impact on net interest income.  The net interest margin of 3.71% for the first quarter of 2018 was six basis points higher than the comparable period of 2017.

The higher average yield on interest earning assets for the quarter was the result of an increase in the average yield on loans partially offset by a decrease in the average yield on investments.  For the first quarter, the average yield on loans increased by 22 basis points, while the average yield on investments, including cash equivalents, declined 31 basis points compared to the prior year.  The increase in the loan yield was due primarily to acquired loan accretion on the acquired Merchants portfolio.  The lower average yield of investments was the result of a decrease in the fully-tax-equivalent adjustment for nontaxable investments associated with the impact of the Tax Cuts and Jobs Act, combined with maturing higher interest rate investments being replaced with lower rate instruments or being used to pay down external borrowings.

The average rate on interest-bearing liabilities increased four basis points compared to the prior year quarter as the increase in the average rate paid on interest-bearing deposits was partially offset by the 70 basis point decrease in average rate paid on external borrowings.  The decrease in the average cost of borrowings was primarily the result of lower-rate customer repurchase agreements contributing to a higher proportion of average borrowings as compared to the first quarter of 2017.

The first quarter average balance of investments, including cash equivalents, increased $358.7 million as compared to the corresponding prior year period.  This growth was principally the result of securities acquired in the Merchants transaction.  Average loan balances increased $1.30 billion for the quarter as compared to the prior year, with $1.34 billion a result of the Merchants acquisition.

Average interest-bearing deposits increased $676.0 million between the first quarter of 2017 and the first quarter of 2018.  The Merchants transaction was responsible for $731.6 million of average interest-bearing deposits for the first quarter of 2018.  The average borrowing balance, including borrowings at the FHLB, subordinated debt held by unconsolidated subsidiary trusts and customer repurchase agreements, increased $275.5 million for the quarter.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.3% and 38.1% in 2018 and 2017, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$90,406	$344	1.54%	$40,209	$79	0.79%
Taxable investment securities (1)	2,583,446	15,181	2.38%	2,203,175	13,487	2.48%
Nontaxable investment securities (1)	468,773	4,349	3.76%	540,518	6,161	4.62%
Loans (net of unearned discount)(2)	6,237,824	69,648	4.53%	4,939,092	52,541	4.31%
Total interest-earning assets	9,380,449	89,522	3.87%	7,722,994	72,268	3.80%
Noninterest-earning assets	1,335,080			1,024,272
Total assets	$10,715,529			$8,747,266

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,453,004	1,322	0.10%	$4,847,582	1,028	0.09%
Time deposits	766,048	810	0.43%	695,464	702	0.41%
Customer repurchase agreements	306,144	389	0.52%	0	0	0.00%
FHLB borrowings	24,154	91	1.53%	75,414	149	0.80%
Subordinated debt held by unconsolidated subsidiary trusts	122,816	1,168	3.86%	102,173	805	3.20%
Total interest-bearing liabilities	6,672,166	3,780	0.23%	5,720,633	2,684	0.19%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,268,778			1,620,473
Other liabilities	148,634			149,272
Shareholders' equity	1,625,951			1,256,888
Total liabilities and shareholders' equity	$10,715,529			$8,747,266

Net interest earnings		$85,742			$69,584

Net interest spread			3.64%			3.61%
Net interest margin on interest-earning assets			3.71%			3.65%

Fully tax-equivalent adjustment		$1,118			$2,310

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

Table 3: Rate/Volume

	Three months ended March 31, 2018 versus March 31, 2017 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$150	$115	$265
Taxable investment securities	2,253	(559)	1,694
Nontaxable investment securities	(778)	(1,034)	(1,812)
Loans	14,391	2,716	17,107
Total interest-earning assets (2)	15,764	1,490	17,254

Interest paid on:
Interest checking, savings and money market deposits	137	157	294
Time deposits	73	35	108
Customer repurchase agreements	389	0	389
FHLB borrowings	(140)	82	(58)
Subordinated debt held by unconsolidated subsidiary trusts	179	184	363
Total interest-bearing liabilities (2)	488	608	1,096

Net interest earnings (2)	15,110	1,048	16,158

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000's omitted)	2018	2017
Deposit service fees	$19,177	$14,707
Employee benefit services	23,006	17,189
Wealth management services	6,706	4,861
Insurance revenues	7,359	6,400
Other banking services	905	787
Mortgage banking	338	372
Subtotal	57,491	44,316
Gain on sales of investment securities, net	0	2
Total noninterest revenues	$57,491	$44,318

Noninterest revenues/operating revenues (FTE basis) (1)	40.7%	39.1%

(1) For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities, and acquired non-impaired loan accretion.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $57.5 million for the first quarter of 2018.  This represents an increase of $13.2 million, or 29.7%, for the quarter in comparison to the same 2017 timeframe, with the increase primarily related to incremental banking revenues from the Merchants acquisition and financial services revenues from the NRS acquisition.

General recurring banking noninterest revenue of $20.1 million for the first quarter of 2018 was up $4.6 million, or 29.6% as compared to the corresponding prior year period.  This year-over-year increase was primarily driven by an expanded customer base following the Merchants transaction, which was completed in May 2017, and an increase in deposit service fees resulting from increased debit card-related revenue.

Mortgage banking income totaled $0.3 million for the first quarter of 2018, representing a slight decrease as compared to the corresponding prior period.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Mortgage loans sold to investors, primarily Fannie Mae, totaled $4.4 million in the first quarter of 2018 compared to $7.9 million in the first quarter of 2017.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $5.8 million, or 33.8%, as compared to the prior year first quarter primarily related to the NRS acquisition completed in February 2017.  Wealth management and insurance services revenues were up $2.8 million, or 24.9%, for the first quarter of 2018 as compared to the first quarter of 2017, due to both organic and acquired revenue growth from OneGroup, CISI and trust services provided by CBNA.

The ratio of noninterest revenues to operating revenues (FTE basis) was 40.7% for the quarter ended March 31, 2018 versus 39.1% for the equivalent period of 2017.  The increase is a function of a 29.7% increase in non-interest income while adjusted net interest income (FTE basis) increased at a lesser 21.1% rate, primarily the result of the mix of business acquired in the NRS and Merchants transactions.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2018	2017
Salaries and employee benefits(1)	$51,859	$42,907
Occupancy and equipment	10,531	8,196
Data processing and communications	8,742	8,521
Amortization of intangible assets	4,798	2,768
Legal and professional fees	2,781	2,414
Office supplies and postage	1,879	1,674
Business development and marketing	2,059	2,081
FDIC insurance premiums	752	753
Acquisition expenses	(8)	1,716
Other(1)	2,938	2,545
Total noninterest expenses	$86,331	$73,575

Operating expenses(2)/average assets	3.09%	3.20%
Efficiency ratio(3)	57.8%	60.9%

(1)
In accordance with ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $1.5 million of income from components of net periodic benefit income other than service cost were reclassified from Salaries and employee benefits to Other noninterest expenses for the three months ended March 31, 2017.

(2)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(3)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding gains and losses on investment sales.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $86.3 million for the first quarter of 2018, respectively, representing an increase of $12.8 million, or 17.3%, from the prior year first quarter.  Included in the first quarter 2018 noninterest expenses are $1.7 million less acquisition-related expenses than the corresponding 2017 period.  Salaries and employee benefits increased $9.0 million, or 20.9%, for the first quarter of 2018 as compared to the corresponding period of 2017.  The main drivers of the increase were more full-time equivalent employees due to the Merchants and NRS acquisitions and annual merit-based personnel cost increases.  The remaining increase in operating expenses can be attributed to higher occupancy and equipment (up $2.3 million), data processing and communications (up $0.2 million), amortization of intangible assets (up $2.0 million), legal and professional (up $0.4 million), office supplies and postage (up $0.2 million), and other expenses (up $0.4 million); all of which were primarily driven by the additional costs that are associated with the acquired Merchants and NRS business activities.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by FTE net interest income excluding acquired non-impaired loan accretion and noninterest revenues excluding gains on sales of investments) was 57.8% for the first quarter; 3.1% favorable to the comparable quarter of 2017.  This resulted from operating income increasing by 24.4% from higher FTE-adjusted net interest income and growth in noninterest revenues, while operating expenses (as described above) increased by a smaller 18.0%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 11 basis points versus the prior year quarter.  First quarter operating expenses (as defined above) increased 18.0% year-over-year, while average assets increased 22.5%,  with both components impacted by the Merchants and NRS acquisitions.

Income Taxes

The first quarter 2018 effective income tax rate was 23.0% as compared to 27.4% for the first quarter of 2017.  The decline in the rate is primarily attributable to the impact of the Tax Cuts and Jobs Act signed into law in December 2017, partially offset by a decrease in windfall tax benefit associated with accounting for share-based transactions.  The Tax Cuts and Jobs Act permanently lowered the corporate tax rate from 35% to 21% for tax years including or commencing January 1, 2018.  Excluding the $0.7 million and $2.2 million reduction in income tax expense associated with the windfall tax benefit from share-based transactions for the first quarter of 2018 and 2017, respectively, the adjusted effective tax rates for the first quarter of 2018 and 2017 were 24.4% and 33.5%, respectively.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $3.03 billion at the end of the first quarter, a decrease of $48.7 million from December 31, 2017 and $243.9 million higher than March 31, 2017.  The book value (excluding unrealized gains and losses) of investments decreased $6.9 million from December 31, 2017 and increased $307.5 million from March 31, 2017.  The increase from the prior year was primarily due to the $390.9 million of investment securities acquired as part of the Merchants transaction, partially offset by investment maturities, calls, and principal payments.  During the first quarter of 2018, the Company purchased $23.4 million of government agency mortgage-backed securities with an average yield of 3.16%.  The Company also received $27.4 million of investment maturities, calls, and principal payments during the first quarter of 2018.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains or losses in the available-for-sale portfolio.  At March 31, 2018, the portfolio had a $17.9 million net unrealized loss, a decrease of $41.8 million from the unrealized gain at December 31, 2017 and a $63.6 million decrease from the unrealized gain at March 31, 2017.  These changes in the net unrealized position of the portfolio were principally driven by the movement in longer-term interest rates.

Table 6: Investment Securities

	March 31, 2018		December 31, 2017		March 31, 2017
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,044,795	$2,027,914	$2,043,023	$2,054,071	$1,878,982	$1,908,234
Obligations of state and political subdivisions	502,517	510,308	514,949	528,956	564,501	578,658
Government agency mortgage-backed securities	371,857	364,539	358,180	357,538	237,257	239,054
Corporate debt securities	2,633	2,579	2,648	2,623	5,697	5,681
Government agency collateralized mortgage obligations	83,113	81,429	88,097	87,374	8,516	8,809
Marketable equity securities	250	521	251	526	251	454
Total available-for-sale portfolio	3,005,165	2,987,290	3,007,148	3,031,088	2,695,204	2,740,890

Other Securities:
Federal Home Loan Bank common stock	8,801	8,801	9,896	9,896	5,590	5,590
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	19,781	19,781
Certificates of deposit	0	0	3,865	3,865	18,758	18,758
Other equity securities	5,861	5,861	5,840	5,840	3,699	3,699
Total other securities	45,352	45,352	50,291	50,291	47,828	47,828

Total investments	$3,050,517	$3,032,642	$3,057,439	$3,081,379	$2,743,032	$2,788,718

Loans

As shown in Table 7, loans ended the third quarter at $6.23 billion, up $1.29 billion, or 26.3%, from one year earlier and down $29.7 million, or 0.5%, from the end of 2017.  The growth during the last twelve months was primarily attributable to acquired loans, with $1.30 billion of the increase from the Merchants transaction.

Table 7: Loans

(000's omitted)	March 31, 2018		December 31, 2017		March 31, 2017
Business lending	$2,426,086	39.0%	$2,424,223	38.7%	$1,468,465	29.8%
Consumer mortgage	2,211,882	35.5%	2,220,298	35.5%	1,830,800	37.1%
Consumer indirect	1,008,198	16.2%	1,011,978	16.2%	1,055,112	21.4%
Consumer direct	173,032	2.8%	179,929	2.9%	184,067	3.7%
Home equity	407,832	6.5%	420,329	6.7%	393,769	8.0%
Total loans	$6,227,030	100.0%	$6,256,757	100.0%	$4,932,213	100.0%

The combined total of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $957.6 million, or 65.2%, from March 31, 2017, with $933.8 million in loans from Merchants and the remaining increase from organic growth.  The portfolio increased $1.9 million, or 0.1%, from December 31, 2017.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $381.1 million, or 20.8%, from one year ago and decreased $8.4 million, or 0.4%, from December 31, 2017.  Excluding the $328.8 million in consumer mortgage loans acquired from Merchants, consumer mortgages increased $52.3 million, or 2.9%, from one year ago.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  The Company sold $4.4 million longer-term, fixed rate residential mortgages, principally to Fannie Mae, in the first quarter of 2018 compared to $8.0 million in the first quarter of 2017.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $57.9 million, or 4.7%, from one year ago and decreased $10.7 million, or 0.9%, from December 31, 2017.  Excluding the $3.6 million in loans related to the Merchants transaction, consumer installment loans decreased $61.5 million from one year ago.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  However, the increasingly competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads and prompted the Company to reduce new indirect loan volume, particularly in the automobile segment.

Home equity loans increased $14.1 million, or 3.6%, from one year ago and decreased $12.5 million, or 3.0%, from December 31, 2017.  The growth included the $38.1 million of loans acquired in the Merchants transaction, partially offset by home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in the continued low rate environment.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2018 and 2017 and December 31, 2017.

Table 8: Nonperforming Assets

(000's omitted)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans
Business lending	$7,798	$8,272	$4,688
Consumer mortgage	12,941	13,788	13,573
Consumer indirect	5	0	0
Consumer direct	0	0	0
Home equity	2,495	2,680	1,805
Total nonaccrual loans	23,239	24,740	20,066
Accruing loans 90+ days delinquent
Business lending	4,069	571	569
Consumer mortgage	1,719	1,526	853
Consumer indirect	217	303	126
Consumer direct	30	48	79
Home equity	390	264	1,182
Total accruing loans 90+ days delinquent	6,425	2,712	2,809
Nonperforming loans
Business lending	11,867	8,843	5,257
Consumer mortgage	14,660	15,314	14,426
Consumer indirect	222	303	126
Consumer direct	30	48	79
Home equity	2,885	2,944	2,987
Total nonperforming loans	29,664	27,452	22,875
Other real estate owned (OREO)	1,865	1,915	2,486
Total nonperforming assets	$31,529	$29,367	$25,361

Nonperforming loans / total loans	0.48%	0.44%	0.46%
Nonperforming assets / total loans and other real estate	0.51%	0.47%	0.51%
Delinquent loans (30 days old to nonaccruing) to total loans	1.01%	1.10%	0.94%
Net charge-offs to average loans outstanding (quarterly)	0.21%	0.37%	0.16%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.16%	0.20%	0.17%
Provision for loan losses to net charge-offs (quarterly)	116%	93%	93%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	122%	67%	85%

(1)Legacy loans exclude loans acquired after January 1, 2009.  These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at March 31, 2018 were $31.5 million, a $2.2 million increase versus the level at the end of 2017 and a $6.2 million increase as compared to one year earlier.  Nonperforming loans increased $2.2 million from year-end 2017 and increased $6.8 million from March 31, 2017.  Other real estate owned (“OREO”) at March 31, 2018 of $1.9 million was consistent with December 31, 2017 and decreased $0.6 million from March 31, 2017.  At March 31, 2018, OREO consisted of one commercial property with a total value of $0.1 million and 31 residential properties with a total value of $1.8 million.  This compares to three commercial properties with a total value of $0.6 million and 27 residential OREO properties with a total value of $1.3 million at December 31, 2017, and six commercial properties with a total value of $0.8 million and 32 residential properties with a total value of $1.7 million at March 31, 2017.  Nonperforming loans were 0.48% of total loans outstanding at the end of the first quarter; four basis points higher than the level at December 31, 2017 and two basis points higher than the level at March 31, 2017.

Approximately 49% of nonperforming loans at March 31, 2018 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers and have generally resulted in more favorable nonperforming mortgage ratios.  Approximately 40% of the nonperforming loans at March 31, 2018 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans increased from the prior year and December 31, 2017 due to two commercial relationships that added $7.3 million to nonperforming loans at the end of the first quarter of 2018. The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 162% at the end of the first quarter, as compared to 173% at year-end 2017 and 206% at March 31, 2017.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.01% at the end of the first quarter, nine basis points below the 1.10% at year-end 2017 and seven basis points above the 0.94% at March 31, 2017.  The business lending delinquency ratio at the end of the third quarter was 22 basis points above the level at December 31, 2017 and 30 basis points above the level at March 31, 2017.  The delinquency rates for consumer direct and consumer indirect loans decreased as compared to the level at December 31, 2017, but increased from the level at March 31, 2017.  The delinquency ratio for the consumer mortgage portfolio decreased as compared to both December 31, 2017 and the level one year ago, while the delinquency ratio for the home equity portfolio increased slightly as compared to both December 31, 2017 and the level at March 31, 2017. The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2018	2017
Allowance for loan losses at beginning of period	$47,583	$47,233
Charge-offs:
Business lending	1,712	695
Consumer mortgage	199	85
Consumer indirect	2,284	1,947
Consumer direct	496	417
Home equity	56	38
Total charge-offs	4,747	3,182
Recoveries:
Business lending	198	71
Consumer mortgage	8	7
Consumer indirect	1,151	869
Consumer direct	222	245
Home equity	9	25
Total recoveries	1,588	1,217

Net charge-offs	3,159	1,965
Provision for loans losses	3,679	1,828

Allowance for loan losses at end of period	$48,103	$47,096
Allowance for loan losses / total loans	0.77%	0.95%
Allowance for legacy loan losses / total legacy loans (1)	0.97%	1.01%
Allowance for loan losses / nonperforming loans	162%	206%
Allowance for legacy loan losses / legacy nonperforming loans (1)	216%	266%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.25%	0.17%
Consumer mortgage	0.03%	0.02%
Consumer indirect	0.46%	0.42%
Consumer direct	0.62%	0.36%
Home equity	0.05%	0.01%
Total loans	0.21%	0.16%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2018 were $3.2 million, $1.2 million higher than the first quarter of 2017.  All portfolios experienced higher levels of net charge-offs during the first quarter of 2018 as compared to the first quarter of 2017.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2018 was 0.21%, five basis points higher than the first quarter of 2017.  Net charge-off ratios for the first quarter of 2018 for all portfolios except consumer mortgage were above the Company’s average long-term historical levels, while the consumer mortgage portfolio was consistent with long-term historical levels.

The provision for loan losses was $3.7 million in the first quarter, with $2.2 million related to legacy loans and $1.5 million related to acquired loans.  The first quarter provision was $1.9 million higher than the equivalent prior year period.  The first quarter 2018 loan loss provision was $0.5 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $48.1 million as of March 31, 2018 increased of $1.0 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics, as well as an increase in the loan portfolio primarily due to acquired growth, have resulted in an allowance for loan loss to total loans ratio of 0.77% at March 31, 2018, 18 basis points lower than the level at March 31, 2017 and one basis point above the level at December 31, 2017.

As of March 31, 2018, the purchase discount related to the $1.56 billion of remaining non-impaired loan balances acquired from Merchants, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $29.7 million, or 1.9% of that portfolio, with $2.3 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.49 billion in the first quarter were up $1.32 billion, or 18.5%, compared to the first quarter of 2017, with $1.31 billion of the increase from the first quarter of 2017 relating to the Merchants transaction.  This compares to a decrease of $26.0 million, or 0.3%, from the fourth quarter of last year.  The mix of average deposit balances continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold a higher proportion of their funds in liquid accounts in the continued low interest rate environment.  This shift in product mix contributed to a quarterly average cost of deposits of 0.10%, consistent with the first quarter of 2017.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2018 decreased $85.6 million, or 1.15%, versus the fourth quarter of 2017 and increased $1.26 billion, or 20.6%, versus the year-earlier period, with $1.25 billion of the increase over the first quarter of 2017 attributable to the Merchants acquisition.  Average public fund deposits for the first quarter increased $59.6 million, or 5.6%, from the fourth quarter of 2017 and $67.1 million, or 6.4%, from the first quarter of 2017.  The Merchants acquisition was responsible for $61.9 million of the increase in public fund deposits from the first quarter of 2017.  Public fund deposits as a percentage of total deposits decreased from 14.7% in the first quarter of 2017 to 13.2% in the first quarter of 2018.

Table 10: Quarterly Average Deposits

(000's omitted)	March 31, 2018	December 31, 2017	March 31, 2017
Noninterest checking deposits	$2,268,778	$2,307,155	$1,620,473
Interest checking deposits	1,870,277	1,823,552	1,694,645
Regular savings deposits	1,444,871	1,419,703	1,320,691
Money market deposits	2,137,856	2,181,141	1,832,246
Time deposits	766,048	782,267	695,464
Total deposits	$8,487,830	$8,513,818	$7,163,519

Nonpublic fund deposits	$7,366,222	$7,451,849	$6,108,961
Public fund deposits	1,121,608	1,061,969	1,054,558
Total deposits	$8,487,830	$8,513,818	$7,163,519

Borrowings

The first quarter of 2018 ended with external borrowings of $124.9 million, including subordinated debt held by unconsolidated subsidiary trusts and other long-term debt, which were $24.0 million, or 16.1%, lower than external borrowings at December 31, 2017 and $22.7 million, or 22.2%, above the end of the first quarter of 2017.  The Merchants acquisition was primarily responsible for the increase from March 31, 2017, with $20.6 million in subordinated debt held by unconsolidated subsidiary trusts and $3.6 million in other long-term debt assumed as part of the transaction.  The decrease from December 31, 2017 was primarily due to a decrease in overnight FHLB borrowings.

Securities sold under agreement to repurchase, which represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument, were $279.7 million at the end of the first quarter of 2018, with $278.1 million in such securities acquired in the Merchants transaction.

Shareholders’ Equity

Total shareholders’ equity of $1.63 billion at the end of the first quarter represents a decrease of $3.8 million from the balance at December 31, 2017.  This decrease consisted of a $31.5 million decrease in other comprehensive income and dividends declared of $17.3 million, partially offset by net income of $40.1 million, $2.5 million from treasury stock issued to the Company’s benefit plans, $0.6 million from shares issued under the employee stock plan and $1.7 million from employee stock options earned.  The change in other comprehensive income was comprised of a $31.6 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.1 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $335.4 million, as net income and the issuance of common stock in association with the NRS and Merchants acquisitions, the employee stock plan and the Company’s benefit plans, more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.19% at the end of the first quarter, up 19 basis points from year-end 2017 and 16 basis points below its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2017 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 1.7%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, decreased 0.1%.  The Tier 1 leverage ratio decreased as compared to the prior year’s first quarter as average assets excluding intangibles and the market value adjustment, increased 21.9%, driven mostly by the Merchants and NRS acquisitions, while shareholders’ equity, excluding intangibles and other comprehensive income, increased 20.0% due to strong earnings retention and the issuance of shares in connection with the Merchants and NRS acquisitions.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.42% decreased 0.19% from December 31, 2017 and decreased 0.49% versus March 31, 2017 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The decrease in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible asset levels than the increase in tangible equity due primarily to the impact of intangibles resulting from the Merchants and NRS transactions and the decrease in the investment market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2018 was 43.0%, compared to 56.0% for the first three months of 2017.  Dividends declared increased 17.5% as the Company’s quarterly dividend per share was raised from $0.32 to $0.34 in August 2017, while net income increased 52.7% over the prior year period.  The 2017 dividend increase marked the Company’s 25th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 10.7% over the last twelve months including the impact of the 4.68 million shares issued in the Merchants transaction that accounted for 10.2% of the total increase.

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

Given the uncertain nature of our customers' demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2018.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At March 31, 2018, the Bank had $543.9 million of cash and cash equivalents of which $375.4 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.4 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2018, this ratio was 15.5% for 30-days and 15.6% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2018, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2018 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations
	Three Months Ended
	March 31,
(000's omitted)	2018	2017
Income statement data
Net income
Net income (GAAP)	$40,106	$26,257
Acquisition expenses	(8)	1,716
Tax effect of acquisition expenses	2	(471)
Subtotal (non-GAAP)	40,100	27,502
Amortization of intangibles	4,798	2,768
Tax effect of amortization of intangibles	(1,105)	(760)
Subtotal (non-GAAP)	43,793	29,510
Acquired non-impaired loan accretion	(2,063)	(437)
Tax effect of acquired non-impaired loan accretion	475	120
Adjusted net income (non-GAAP)	$42,205	$29,193

Return on average assets
Adjusted net income (non-GAAP)	$42,205	$29,193
Average total assets	10,715,529	8,747,266
Adjusted return on average assets (non-GAAP)	1.60%	1.35%

Return on average equity
Adjusted net income (non-GAAP)	$42,205	$29,193
Average total equity	1,625,951	1,256,888
Adjusted return on average equity (non-GAAP)	10.53%	9.42%

Earnings per common share
Diluted earnings per share (GAAP)	$0.78	$0.57
Acquisition expenses	0.00	0.04
Tax effect of acquisition expenses	0.00	(0.01)
Subtotal (non-GAAP)	0.78	0.60
Amortization of intangibles	0.09	0.06
Tax effect of amortization of intangibles	(0.02)	(0.02)
Subtotal (non-GAAP)	0.85	0.64
Acquired non-impaired loan accretion	(0.04)	(0.01)
Tax effect of acquired non-impaired loan accretion	0.01	0.00
Diluted adjusted net earnings per share (non-GAAP)	$0.82	$0.63

Noninterest operating expenses
Noninterest expenses (GAAP)	$86,331	$73,575
Amortization of intangibles	(4,798)	(2,768)
Acquisition expenses	8	(1,716)
Total adjusted noninterest expenses (non-GAAP)	$81,541	$69,091

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$81,541	$69,091
Fully tax-equivalent net interest income	85,742	69,584
Noninterest revenues	57,491	44,318
Acquired non-impaired loan accretion	(2,063)	(437)
Gain on sales of investments	0	(2)
Operating revenues (non-GAAP) - denominator	$141,170	$113,463
Efficiency ratio (non-GAAP)	57.8%	60.9%

(000's omitted)	March 31, 2018	December 31, 2017	March 31, 2017
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,966,555	$10,746,198	$8,913,860
Intangible assets	(820,584)	(825,088)	(618,977)
Deferred taxes on intangible assets	47,904	48,419	68,236
Total tangible assets (non-GAAP)	$10,193,875	$9,969,529	$8,363,119

Total common equity
Shareholders' Equity (GAAP)	1,631,466	1,635,315	1,296,030
Intangible assets	(820,584)	(825,088)	(618,977)
Deferred taxes on intangible assets	47,904	48,419	68,236
Total tangible common equity (non-GAAP)	$858,786	$858,646	$745,289

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$858,786	$858,646	$745,289
Total tangible assets (non-GAAP) - denominator	$10,193,875	$9,969,529	$8,363,119
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.42%	8.61%	8.91%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 84% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 16% of the total portfolio, of which, 98% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2018, adjusted for certain seasonal trends, as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up or down over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2018
+200 basis points	($2,835,000)
+100 basis points	($1,094,000)
-100 basis points	($6,877,000)

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

In the falling rate environment scenario, the Bank shows interest rate risk exposure to lower short term rates.  Net interest income declines during the first twelve months largely due to lower assumed rates on new loans, including adjustable and variable rate assets.  Corresponding deposit rates are assumed to remain constant.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2017 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	0	$0	0	2,500,000
February 1-28, 2018	0	$0	0	2,500,000
March 1-31, 2018 (1)	17,967	$53.32	0	2,500,000
Total	17,967	$53.32

(1) Included in the common shares repurchased were 17,967 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Employment Agreement, dated as of January 5, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (1)

10.2
Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (1)

10.3
Amendment to Employment Agreement, dated March 19, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 20, 2018 (Registration No. 001-13695). (1)

31.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2
Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Bank System, Inc.

Date: May 10, 2018	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 10, 2018	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer