Form 10-Q
period 2018-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2018-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,107,725 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2018.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$250,154	$221,038
Available-for-sale investment securities (cost of $2,972,889 and $3,007,148, respectively)	2,939,944	3,031,088
Equity and other securities (cost of $43,155 and $50,291, respectively)	43,408	50,291
Loans held for sale, at fair value	1,281	461

Loans	6,238,009	6,256,757
Allowance for loan losses	(49,618)	(47,583)
Net loans	6,188,391	6,209,174

Goodwill, net	733,479	734,430
Core deposit intangibles, net	21,646	25,025
Other intangibles, net	61,002	65,633
Intangible assets, net	816,127	825,088

Premises and equipment, net	120,715	123,393
Accrued interest and fees receivable	34,921	36,177
Other assets	238,153	249,488

Total assets	$10,633,094	$10,746,198

Liabilities:
Noninterest-bearing deposits	$2,332,745	$2,293,057
Interest-bearing deposits	6,181,248	6,151,363
Total deposits	8,513,993	8,444,420

Short-term borrowings	0	24,000
Securities sold under agreement to repurchase, short-term	181,765	337,011
Other long-term debt	2,020	2,071
Subordinated debt held by unconsolidated subsidiary trusts	122,826	122,814
Accrued interest and other liabilities	155,531	180,567
Total liabilities	8,976,135	9,110,883

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,511,992 and 51,263,841 shares issued, respectively	51,512	51,264
Additional paid-in capital	904,913	894,879
Retained earnings	750,779	700,557
Accumulated other comprehensive loss	(46,491)	(3,699)
Treasury stock, at cost (426,118 shares, including 205,017 shares held by deferred compensation arrangements at June 30, 2018 and 567,764 shares including 237,494 shares held by deferred compensation arrangements at December 31, 2017, respectively)	(15,334)	(21,014)
Deferred compensation arrangements (205,017 and 237,494 shares, respectively)	11,580	13,328
Total shareholders’ equity	1,656,959	1,635,315

Total liabilities and shareholders’ equity	$10,633,094	$10,746,198

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$71,152	$62,351	$140,593	$114,735
Interest and dividends on taxable investments	16,517	15,175	32,041	28,741
Interest on nontaxable investments	3,336	3,896	6,775	7,904
Total interest income	91,005	81,422	179,409	151,380

Interest expense:
Interest on deposits	2,381	2,065	4,513	3,795
Interest on borrowings	446	392	926	541
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,332	936	2,500	1,741
Total interest expense	4,159	3,393	7,939	6,077

Net interest income	86,846	78,029	171,470	145,303
Provision for loan losses	2,448	1,461	6,127	3,289
Net interest income after provision for loan losses	84,398	76,568	165,343	142,014

Noninterest revenues:
Deposit service fees	18,964	16,655	38,141	31,362
Other banking services	1,163	1,407	2,406	2,566
Employee benefit services	22,542	20,662	45,548	37,851
Insurance services	7,415	6,965	14,774	13,365
Wealth management services	6,496	5,537	13,202	10,398
Unrealized loss on equity securities	(21)	0	(21)	0
Gain on sales of investment securities	0	0	0	2
Total noninterest revenues	56,559	51,226	114,050	95,544

Noninterest expenses:
Salaries and employee benefits	52,402	46,564	104,261	89,471
Occupancy and equipment	9,437	8,637	19,968	16,833
Data processing and communications	10,212	10,395	18,954	18,916
Amortization of intangible assets	4,555	4,263	9,353	7,031
Legal and professional fees	2,745	2,619	5,525	5,033
Business development and marketing	2,654	2,451	4,714	4,532
Acquisition expenses	71	22,896	63	24,612
Other expenses	4,036	5,054	9,605	10,026
Total noninterest expenses	86,112	102,879	172,443	176,454

Income before income taxes	54,845	24,915	106,950	61,104
Income taxes	10,239	7,724	22,238	17,656
Net income	$44,606	$17,191	$84,712	$43,448

Basic earnings per share	$0.87	$0.35	$1.65	$0.92
Diluted earnings per share	$0.86	$0.35	$1.63	$0.91
Cash dividends declared per share	$0.34	$0.32	$0.68	$0.64

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$303	$211	$606	$476
Tax effect	(74)	(80)	(147)	(182)
Amortization of actuarial losses included in net periodic pension cost, net	229	131	459	294
Amortization of prior service cost included in net periodic pension cost, gross	(127)	(28)	(254)	(59)
Tax effect	31	10	62	22
Amortization of prior service cost included in net periodic pension cost, net	(96)	(18)	(192)	(37)
Unamortized actuarial gain due to plan merger, gross (See Note H)	0	1,857	0	1,857
Tax effect	0	(710)	0	(710)
Unamortized actuarial gain due to plan merger, net	0	1,147	0	1,147
Other comprehensive income related to pension and other post retirement obligations, net of taxes	133	1,260	267	1,404

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses)/gains arising during period, gross	(14,816)	9,760	(56,632)	13,653
Tax effect	3,625	(3,732)	13,781	(5,258)
Net unrealized holding (losses)/gains arising during period, net	(11,191)	6,028	(42,851)	8,395
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	0	(208)	0
Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(11,399)	6,028	(43,059)	8,395
Other comprehensive (loss)/income, net of tax	(11,266)	7,288	(42,792)	9,799
Net income	44,606	17,191	84,712	43,448
Comprehensive income	$33,340	$24,479	$41,920	$53,247

	As of
	June 30, 2018	December 31, 2017
Accumulated Other Comprehensive Income By Component:

Unrealized loss for pension and other post-retirement obligations	$(28,325)	$(28,677)
Tax effect	6,959	7,044
Net unrealized loss for pension and other post-retirement obligations	(21,366)	(21,633)

Unrealized (loss) gain on available-for-sale securities	(32,692)	23,940
Tax effect	7,775	(6,006)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	0
Net unrealized (loss) gain on available-for-sale securities	(25,125)	17,934

Accumulated other comprehensive loss	$(46,491)	$(3,699)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Six months ended June 30, 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Compensation Arrangements	Total

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				84,712				84,712

Other comprehensive loss, net of tax					(42,584)			(42,584)

Cumulative effect of change in accounting principle – equity securities				208	(208)			0

Cash dividends declared: Common, $0.68 per share				(34,698)				(34,698)

Common stock issued under employee stock ownership plan	248,151	248	4,396					4,644

Stock-based compensation			3,396					3,396

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	106,413		2,242			3,782	150	6,174

Balance at June 30, 2018	51,085,874	$51,512	$904,913	$750,779	$(46,491)	$(15,334)	$11,580	$1,656,959

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$84,712	$43,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,959	7,775
Amortization of intangible assets	9,353	7,031
Net accretion on securities, loans and borrowings	(4,784)	(2,345)
Stock-based compensation	3,396	2,730
Provision for loan losses	6,127	3,289
Amortization of mortgage servicing rights	229	248
Income from bank-owned life insurance policies	(784)	(746)
Net (gain) loss on sale of loans and other assets	(146)	257
Change in other assets and other liabilities	5,558	30,397
Net cash provided by operating activities	111,620	92,084
Investing activities:
Proceeds from maturities of available-for-sale investment securities	69,637	73,770
Proceeds from maturities of other investment securities	7,408	10,006
Purchases of available-for-sale investment securities	(31,669)	(34,842)
Purchases of other securities	(21)	(1,447)
Net change in loans	13,647	70,094
Cash paid for acquisitions, net of cash acquired of $16 and $51,793, respectively	(1,737)	(105,402)
Settlement of bank-owned life insurance policies	0	1,779
Purchases of premises and equipment, net	(5,298)	(5,390)
Net cash provided by investing activities	51,967	8,568
Financing activities:
Net increase in deposits	69,573	101,243
Net change in borrowings	(179,297)	(134,838)
Issuance of common stock	4,644	2,829
Purchases of treasury stock	(150)	(3,078)
Sales of treasury stock	6,174	6,169
Increase in deferred compensation arrangements	150	3,078
Cash dividends paid	(34,611)	(28,849)
Withholding taxes paid on share-based compensation	(954)	(1,368)
Net cash used in financing activities	(134,471)	(54,814)
Change in cash and cash equivalents	29,116	45,838
Cash and cash equivalents at beginning of period	221,038	173,857
Cash and cash equivalents at end of period	$250,154	$219,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,896	$6,010
Cash paid for income taxes	12,681	20,154

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	17,547	16,331
Transfers from loans to other real estate	1,845	2,048

Acquisitions:
Common stock issued	0	340,737
Fair value of assets acquired, excluding acquired cash and intangibles	115	1,960,935
Fair value of liabilities assumed	31	1,869,876

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018

NOTE A:	BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2018 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:	ACQUISITIONS

On April 2, 2018, the Company, through its subsidiary, Benefit Plans Administrative Services, Inc. (“BPAS”), acquired certain assets of HR Consultants (SA), LLC (“HR Consultants”), a benefits consulting group headquartered in Puerto Rico.  The Company paid $0.3 million in cash to acquire the assets of HR Consultants and recorded intangible assets of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On January 2, 2018, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.3 million and a customer list intangible asset of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

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

On December 4, 2017, the Company, through its subsidiary, OneGroup, completed its acquisition of Gordon B. Roberts Agency, Inc. (“GBR”), an insurance agency headquartered in Oneonta, New York for $3.7 million in Company stock and cash, comprised of $1.35 million in cash and the issuance of 0.04 million shares of common stock.  The transaction resulted in the acquisition of $0.6 million of assets, $0.6 million of other liabilities, goodwill in the amount of $2.1 million and other intangible assets of $1.6 million.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.

On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes Barre, Pennsylvania.  The Company paid $1.2 million in cash to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $16.1 million and $32.2 million from Merchants were included in the consolidated income statement for the three and six months ended June 30, 2018, respectively.  Direct expenses, which may not include certain shared expenses, of approximately $7.6 million and $15.4 million from Merchants were included in the consolidated income statement for the three and six months ended June 30, 2018, respectively.  Revenues of approximately $8.9 million and direct expenses, which may not include certain shared expenses, of approximately $4.0 million from Merchants were included in the consolidated income statement for the three and six months ended June 30, 2017.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, will strengthen and complement the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $23.0 million deferred tax liability associated with the customer list intangible, and $75.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $9.7 million and $19.8 million from NRS were included in the consolidated statement of income for the three and six months ended June 30, 2018, respectively.  Expenses of $6.0 million and $12.0 million from NRS were included in the consolidated statement of income for the three and six months ended June 30, 2018, respectively.  Revenues of $8.4 million and $13.4 million from NRS were included in the consolidated income statement for the three and six months ended June 30, 2017, respectively.  Expenses of $5.7 million and $9.3 million from NRS were included in the consolidated income statement for the three and six months ended June 30, 2017, respectively.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2018, the carrying amount of other liabilities associated with the NRS acquisition decreased by $1.2 million as a result of an adjustment to deferred taxes.  Goodwill associated with the NRS acquisition decreased $1.2 million as a result of this adjustment.  During the second quarter of 2018, the carrying amount of other liabilities associated with the GBR acquisition decreased by $0.09 million as a result of updated information not available at the time of acquisition.  Goodwill associated with the GBR acquisition decreased $0.09 million as a result of this adjustment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2018	2017
(000s omitted)	Other (1)	NRS	Merchants	Other (2)	Total
Consideration paid :
Cash	$1,753	$70,073	$82,898	$6,775	$159,746
Community Bank System, Inc. common stock	0	78,483	262,254	2,395	343,132
Total net consideration paid	1,753	148,556	345,152	9,170	502,878
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16	11,063	40,730	339	52,132
Investment securities	0	20,294	370,648	0	390,942
Loans	0	0	1,488,157	0	1,488,157
Premises and equipment	10	411	16,608	27	17,046
Accrued interest receivable	0	72	4,773	0	4,845
Other assets	105	8,088	51,585	583	60,256
Core deposit intangibles	0	0	23,214	0	23,214
Other intangibles	1,343	60,200	2,857	5,626	68,683
Deposits	0	0	(1,448,406)	0	(1,448,406)
Other liabilities	(31)	(26,828)	(11,750)	(1,131)	(39,709)
Short-term advances	0	0	(80,000)	0	(80,000)
Securities sold under agreement to repurchase, short-term	0	0	(278,076)	0	(278,076)
Long-term debt	0	0	(3,615)	0	(3,615)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	(20,619)	0	(20,619)
Total identifiable assets, net	1,443	73,300	156,106	5,444	234,850
Goodwill	$310	$75,256	$189,046	$3,726	$268,028

(1)	Includes amounts related to the Penna, Styles Bridges and HR Consultants acquisitions.
(2)	Includes amounts related to the BAS, Dryfoos, NECM and GBR acquisitions.

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

The core deposit intangibles and other intangibles related to the HR Consultants, Penna, Styles Bridges, GBR, NECM, Merchants, Dryfoos, and BAS acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Merchants acquisition, the Employee Benefit Services segment for NRS, and All Other segments for the Penna, GBR, and Dryfoos acquisitions.  Goodwill arising from the Merchants, NRS and GBR acquisitions is not deductible for tax purposes.  Goodwill arising from the Penna and Dryfoos acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $22.9 million and $24.6 million during the three and six months ended June 30, 2017 and have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses for the three and six months ended June 30, 2018 were immaterial.

NOTE C:	ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 63 through 71 of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statement of income.  None of the Company’s investment securities have been classified as trading securities at June 30, 2018.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”).

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

Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Other Banking Services
Other banking services consists of other recurring revenue streams such as commissions from sales of credit life insurance, safe deposit box rental fees, mortgage banking income, bank owned life insurance income and other miscellaneous revenue streams. Commissions from the sale of credit life insurance are recognized at the time of sale of the policies.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.  Mortgage banking income and bank owned life insurance income are not within the scope of Topic 606.  Other banking services revenue primarily relates to the Company’s Banking operating segment.

Employee Benefit Services
Employee benefit services income consists of revenue received from retirement plan services, collective investment fund services, fund administration, transfer agency, consulting and actuarial services.  The Company’s performance obligation that relates to plan services are satisfied over time and the resulting fees are recognized monthly or quarterly, based upon the market value of the assets under management and the applicable fee rate or on a time expended basis. Payment is generally received a few days after month end or quarter end. The Company does not earn performance-based incentives. Transactional services such as consulting services, mailings, or other adhoc services are provided to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Employee benefit services revenue primarily relates to the Company’s Employee Benefit Services operating segment.

Insurance Services
Insurance services primarily consists of commissions received on insurance product sales and consulting services. The Company acts in the capacity of a broker or agent between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company’s performance obligation related to consulting services is considered transactional in nature and is generally satisfied when the services have been completed and related revenue recognized at a point in time.  Payment is received at the time services are rendered.  The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios.  Contingent payments are accrued for based upon management’s expectations for the year.  Commission expense associated with sales of insurance products is expensed as incurred.  Insurance services revenue primarily relates to the Company’s All Other operating segment.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018, $25.7 million of accounts receivable, including $7.4 million of unbilled fee revenue, and $3.0 million of unearned revenue was recorded in the Consolidated Statements of Condition.  As of December 31, 2017, $29.8 million of accounts receivable, including $6.5 million of unbilled fee revenue, and $3.9 million of unearned revenue was recorded in the Consolidated Statements of Condition.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018.  The impact of the adoption of this guidance resulted in the reclassification of $0.2 million of other comprehensive income to retained earnings.  See the Consolidated Statements of Comprehensive Income and Consolidated Statement of Changes in Shareholders’ Equity.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018 and applied the guidance on a modified retrospective basis for the presentation of other components of net periodic benefit cost in the Consolidated Statements of Income.  The impact of the adoption of this guidance resulted in the reclassification of net periodic benefit income of $1.8 million and $3.3 million from salaries and employee benefits to other expenses in the Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity’s accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period.  The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  The Company expects to recognize lease liabilities and right of use assets associated with these lease agreements; however, the extent of the impact on the Company’s consolidated financial statements is currently under evaluation. The Company is in the process of a system implementation to facilitate the change in accounting.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements, and expects a change in the allowance for loan losses resulting from the change to expected losses for the estimated life of the financial asset. The amount of the change in the allowance for loan losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Implementation efforts include evaluation of data requirements, segmentation of the Company’s loan portfolio, guidance interpretation and consideration of relevant internal processes and controls.

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

Subsequent Event
On July 31, 2018, the Company exercised its right to redeem all of the Community Statutory Trust III (“CST III”) debentures and associated preferred securities for a total of $25.2 million.  See note G.

NOTE D:	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018				December 31, 2017
(000’s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,042,116	$477	$28,631	$2,013,962	$2,043,023	$15,886	$4,838	$2,054,071
Obligations of state and political subdivisions	485,099	7,825	1,440	491,484	514,949	14,064	57	528,956
Government agency mortgage-backed securities	364,919	1,724	10,746	355,897	358,180	3,121	3,763	357,538
Corporate debt securities	2,618	0	55	2,563	2,648	0	25	2,623
Government agency collateralized mortgage obligations	78,137	52	2,151	76,038	88,097	155	878	87,374
Marketable equity securities	0	0	0	0	251	275	0	526
Total available-for-sale portfolio	$2,972,889	$10,078	$43,023	$2,939,944	$3,007,148	$33,501	$9,561	$3,031,088

Equity and other Securities:
Equity securities, at fair value	$251	$253	$0	$504	$0	$0	$0	$0
Federal Home Loan Bank common stock	6,371	0	0	6,371	9,896	0	0	9,896
Federal Reserve Bank common stock	30,690	0	0	30,690	30,690	0	0	30,690
Certificates of deposit	0	0	0	0	3,865	0	0	3,865
Other equity securities, at cost	5,843	0	0	5,843	5,840	0	0	5,840
Total equity and other securities	$43,155	$253	$0	$43,408	$50,291	$0	$0	$50,291

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2018

	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	77	$1,924,896	$28,567	3	$14,945	$64	80	$1,939,841	$28,631
Obligations of state and political subdivisions	224	111,946	1,440	0	0	0	224	111,946	1,440
Government agency mortgage-backed securities	135	213,903	5,885	77	85,735	4,861	212	299,638	10,746
Corporate debt securities	1	2,563	55	0	0	0	1	2,563	55
Government agency collateralized mortgage obligations	32	58,808	1,868	9	11,419	283	41	70,227	2,151
Total available-for-sale investment portfolio	469	$2,312,116	$37,815	89	$112,099	$5,208	558	$2,424,215	$43,023

As of December 31, 2017

	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	44	$699,709	$4,838	0	$0	$0	44	$699,709	$4,838
Obligations of state and political subdivisions	45	23,432	57	0	0	0	45	23,432	57
Government agency mortgage-backed securities	120	185,716	1,433	55	75,712	2,330	175	261,428	3,763
Corporate debt securities	1	2,623	25	0	0	0	1	2,623	25
Government agency collateralized mortgage obligations	39	80,041	878	1	1	0	40	80,042	878
Total available-for-sale investment portfolio	249	$991,521	$7,231	56	$75,713	$2,330	305	$1,067,234	$9,561

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2018 represents OTTI.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value
Due in one year or less	$63,241	$63,194
Due after one through five years	1,884,323	1,861,933
Due after five years through ten years	414,137	412,375
Due after ten years	168,132	170,507
Subtotal	2,529,833	2,508,009
Government agency mortgage-backed securities	364,919	355,897
Government agency collateralized mortgage obligations	78,137	76,038
Total	$2,972,889	$2,939,944

As of June 30, 2018, $181.8 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of June 30, 2018 have an overnight and continuous maturity.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000’s omitted)	June 30, 2018	December 31, 2017
Business lending	$2,384,629	$2,424,223
Consumer mortgage	2,210,051	2,220,298
Consumer indirect	1,063,679	1,011,978
Consumer direct	181,217	179,929
Home equity	398,433	420,329
Gross loans, including deferred origination costs	6,238,009	6,256,757
Allowance for loan losses	(49,618)	(47,583)
Loans, net of allowance for loan losses	$6,188,391	$6,209,174

The outstanding balance related to credit impaired acquired loans was $7.9 million and $13.4 million at June 30, 2018 and December 31, 2017, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2017	$976
Accretion recognized, year-to-date	(688)
Net reclassification between accretable and non-accretable	326
Balance at June 30, 2018	$614

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$1,185	$3,789	$3,830	$8,804	$1,483,884	$1,492,688
Consumer mortgage	9,066	1,992	9,526	20,584	1,762,980	1,783,564
Consumer indirect	10,254	124	5	10,383	1,038,385	1,048,768
Consumer direct	1,297	20	0	1,317	175,977	177,294
Home equity	1,156	318	1,283	2,757	311,071	313,828
Total	$22,958	$6,243	$14,644	$43,845	$4,772,297	$4,816,142

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$784	$0	$3,821	$4,605	$6,004	$881,332	$891,941
Consumer mortgage	1,444	110	3,069	4,623	0	421,864	426,487
Consumer indirect	94	35	0	129	0	14,782	14,911
Consumer direct	80	0	0	80	0	3,843	3,923
Home equity	580	144	1,273	1,997	0	82,608	84,605
Total	$2,982	$289	$8,163	$11,434	$6,004	$1,404,429	$1,421,867

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2018			December 31, 2017
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,302,009	$805,098	$2,107,107	$1,170,156	$963,981	$2,134,137
Special mention	114,305	47,412	161,717	129,076	37,321	166,397
Classified	76,147	31,829	107,976	77,367	34,628	111,995
Doubtful	227	1,598	1,825	0	1,579	1,579
Acquired impaired	0	6,004	6,004	0	10,115	10,115
Total	$1,492,688	$891,941	$2,384,629	$1,376,599	$1,047,624	$2,424,223

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,772,046	$1,048,639	$177,274	$312,227	$3,310,186
Nonperforming	11,518	129	20	1,601	13,268
Total	$1,783,564	$1,048,768	$177,294	$313,828	$3,323,454

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$423,308	$14,876	$3,923	$83,188	$525,295
Nonperforming	3,179	35	0	1,417	4,631
Total	$426,487	$14,911	$3,923	$84,605	$529,926

The following table details the balances in all other loan categories at December 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,742,387	$991,541	$174,431	$320,692	$3,229,051
Nonperforming	12,222	295	48	1,448	14,013
Total	$1,754,609	$991,836	$174,479	$322,140	$3,243,064

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$462,597	$20,134	$5,450	$96,693	$584,874
Nonperforming	3,092	8	0	1,496	4,596
Total	$465,689	$20,142	$5,450	$98,189	$589,470

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of June 30, 2018 and December 31, 2017 follows:

(000’s omitted)	June 30, 2018	December 31, 2017
Loans with allowance allocation	$4,496	$5,125
Loans without allowance allocation	1,173	884
Carrying balance	5,669	6,009
Contractual balance	10,225	9,165
Specifically allocated allowance	1,094	804

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and six months ended June 30, 2018 and 2017 was immaterial.

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

Information regarding TDRs as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018						December 31, 2017
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	5	$210	4	$346	9	$556	8	$218	7	$501	15	$719
Consumer mortgage	47	2,264	43	1,689	90	3,953	51	2,265	44	1,750	95	4,015
Consumer indirect	0	0	70	796	70	796	0	0	71	883	71	883
Consumer direct	0	0	26	73	26	73	0	0	25	69	25	69
Home equity	11	226	8	284	19	510	13	245	7	204	20	449
Total	63	$2,700	151	$3,188	214	$5,888	72	$2,728	154	$3,407	226	$6,135

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2018 and 2017.  Of the loans noted in the table below, all loans for the three months and six months ended June 30, 2018 and 2017 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	3	$363
Consumer mortgage	4	452	1	43
Consumer indirect	8	70	8	80
Consumer direct	3	12	1	0
Home equity	1	86	0	0
Total	16	$620	13	$486

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	1	$93	3	$363
Consumer mortgage	4	452	8	545
Consumer indirect	11	92	14	156
Consumer direct	5	14	4	14
Home equity	1	86	2	98
Total	22	$737	31	$1,176

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,607	$10,382	$13,698	$2,984	$2,040	$1,084	$308	$48,103
Charge-offs	(260)	(245)	(1,383)	(364)	(47)	0	(323)	(2,622)
Recoveries	114	54	1,347	167	7	0	0	1,689
Provision	978	282	762	377	15	(14)	48	2,448
Ending balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618

	Three Months Ended June 30, 2017
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$16,857	$10,149	$13,996	$2,852	$2,359	$773	$110	$47,096
Charge-offs	(245)	(258)	(1,695)	(470)	(190)	0	(183)	(3,041)
Recoveries	283	11	1,452	182	7	0	0	1,935
Provision	335	295	165	381	66	83	136	1,461
Ending balance	$17,230	$10,197	$13,918	$2,945	$2,242	$856	$63	$47,451

	Six Months Ended June 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(1,928)	(444)	(3,667)	(860)	(103)	0	(367)	(7,369)
Recoveries	312	62	2,498	389	16	0	0	3,277
Provision	2,798	390	2,125	596	(5)	(30)	253	6,127
Ending balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618

	Six Months Ended June 30, 2017
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,220	$10,094	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(938)	(343)	(3,642)	(888)	(228)	0	(184)	(6,223)
Recoveries	354	18	2,321	427	32	0	0	3,152
Provision	594	428	1,457	427	39	205	139	3,289
Ending balance	$17,230	$10,197	$13,918	$2,945	$2,242	$856	$63	$47,451

NOTE F:	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2018			December 31, 2017
(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(41,256)	$21,646	$62,902	$(37,877)	$25,025
Other intangibles	87,616	(26,614)	61,002	86,535	(20,902)	65,633
Total amortizing intangibles	$150,518	$(67,870)	$82,648	$149,437	$(58,779)	$90,658

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Jul - Dec 2018	$8,802
2019	15,296
2020	12,722
2021	10,853
2022	9,317
Thereafter	25,658
Total	$82,648

Shown below are the components of the Company’s goodwill at December 31, 2017 and June 30, 2018:

(000’s omitted)	December 31, 2017	Activity	June 30, 2018
Goodwill	$739,254	$(951)	$738,303
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$734,430	$(951)	$733,479

NOTE G:	MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CST III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (5.94%)	7/31/2031	Par
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (3.99%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.29%)	12/31/2034	Par

On July 31, 2018, the Company exercised its right to redeem all of the CST III debentures and associated preferred securities for a total of $25.2 million.

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

The net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1,121	$1,067	$2,242	$2,106	$0	$0	$0	$0
Interest cost	1,415	1,449	2,829	2,812	17	19	34	38
Expected return on plan assets	(3,705)	(3,407)	(7,410)	(6,529)	0	0	0	0
Amortization of unrecognized net loss	298	209	596	472	5	2	10	4
Amortization of prior service cost	(83)	17	(165)	30	(44)	(45)	(89)	(89)
Net periodic benefit cost (income)	$(954)	$(665)	$(1,908)	$(1,109)	$(22)	$(24)	$(45)	$(47)

NOTE I:	EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2018.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2018, compared to 0.2 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2017 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted, except per share data)	2018	2017	2018	2017
Net income	$44,606	$17,191	$84,712	$43,448
Income attributable to unvested stock-based compensation awards	(188)	(83)	(353)	(219)
Income available to common shareholders	$44,418	$17,108	$84,359	$43,229

Weighted-average common shares outstanding – basic	51,140	48,525	51,037	46,913
Basic earnings per share	$0.87	$0.35	$1.65	$0.92

Net income	$44,606	$17,191	$84,712	$43,448
Income attributable to unvested stock-based compensation awards	(188)	(83)	(353)	(219)
Income available to common shareholders	$44,418	$17,108	$84,359	$43,229

Weighted-average common shares outstanding – basic	51,140	48,525	51,037	46,913
Assumed exercise of stock options	583	626	576	665
Weighted-average common shares outstanding – diluted	51,723	49,151	51,613	47,578
Diluted earnings per share	$0.86	$0.35	$1.63	$0.91

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first six months of 2018.

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

The contract amounts of commitments and contingencies are as follows:

(000’s omitted)	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,072,858	$1,080,004
Standby letters of credit	33,636	23,782
Total	$1,106,494	$1,103,786

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2018
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,876,745	$137,217	$0	$2,013,962
Obligations of state and political subdivisions	0	491,484	0	491,484
Government agency mortgage-backed securities	0	355,897	0	355,897
Corporate debt securities	0	2,563	0	2,563
Government agency collateralized mortgage obligations	0	76,038	0	76,038
Total available-for-sale investment securities	1,876,745	1,063,199	0	2,939,944
Equity securities	504	0	0	504
Mortgage loans held for sale	0	1,281	0	1,281
Commitments to originate real estate loans for sale	0	0	128	128
Forward sales commitments	0	64	0	64
Interest rate swap agreements asset	0	1,107	0	1,107
Interest rate swap agreements liability	0	(1,113)	0	(1,113)
Total	$1,877,249	$1,064,538	$128	$2,941,915

	December 31, 2017
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,909,290	$144,781	$0	$2,054,071
Obligations of state and political subdivisions	0	528,956	0	528,956
Government agency mortgage-backed securities	0	357,538	0	357,538
Corporate debt securities	0	2,623	0	2,623
Government agency collateralized mortgage obligations	0	87,374	0	87,374
Marketable equity securities	526	0	0	526
Total available-for-sale investment securities	1,909,816	1,121,272	0	3,031,088
Mortgage loans held for sale	0	461	0	461
Commitments to originate real estate loans for sale	0	0	89	89
Forward sales commitments	0	4	0	4
Interest rate swap agreements asset	0	1,064	0	1,064
Interest rate swap agreements liability	0	(904)	0	(904)
Total	$1,909,816	$1,121,897	$89	$3,031,802

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities and equity securities are based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  See Note D for further disclosure of the fair value of investment securities.

•
Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2018 was approximately $1.3 million.  The unrealized gain on mortgage loans held for sale was recognized in mortgage banking and other income in the consolidated statement and is immaterial.

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

	June 30, 2018				December 31, 2017
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Other real estate owned	$0	$0	$1,310	$1,310	$0	$0	$1,915	$1,915

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 60.0% at June 30, 2018 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at June 30, 2018.

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

(000’s omitted)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,310	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 60.0% (25.1%)
Commitments to originate real estate loans for sale	128	Discounted cash flow	Embedded servicing value	1%

(000’s omitted)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,915	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 99.0% (38.5%)
Commitments to originate real estate loans for sale	89	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,188,391	$6,149,955	$6,209,174	$6,244,941
Financial liabilities:
Deposits	8,513,993	8,494,971	8,444,420	8,431,481
Short-term borrowings	0	0	24,000	24,000
Securities sold under agreement to repurchase, short-term	181,765	181,765	337,011	337,011
Other long-term debt	2,020	1,948	2,071	2,021
Subordinated debt held by unconsolidated subsidiary trusts	122,826	122,826	122,814	122,814

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at June 30, 2018.  The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $38.0 million at June 30, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $38.0 million. The weighted average receive rate of these interest rate swaps was 3.95%, the weighted average pay rate was 3.84% and the weighted average maturity was 6.0 years.  The fair values of $1.1 million and $1.1 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at June 30, 2018. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $6.7 million at June 30, 2018 that were designated as fair value hedges of certain fixed rate loans with municipalities. At June 30, 2018, the weighted average receive rate of these interest rate swaps was 2.67%, the weighted average pay rate was 3.11% and the weighted average maturity was 15.0 years. The fair value of $0.01 million at June 30, 2018, was reflected as an increase to loans and an increase to other liabilities.  The ineffective portion of the interest swaps was immaterial and is not recorded in earnings.

The Company assessed its counterparty risk at June 30, 2018 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M:	SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, NRS, GTC, and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A: Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2018
Net interest income	$86,723	$93	$30	$0	$86,846
Provision for loan losses	2,448	0	0	0	2,448
Noninterest revenues	20,040	23,051	14,168	(700)	56,559
Amortization of intangible assets	1,635	1,989	931	0	4,555
Acquisition expenses	65	0	6	0	71
Other operating expenses	57,464	14,204	10,518	(700)	81,486
Income before income taxes	$45,151	$6,951	$2,743	$0	$54,845
Assets	$10,415,083	$207,114	$64,560	$(53,663)	$10,633,094
Goodwill	$629,916	$83,275	$20,288	$0	$733,479

Three Months Ended June 30, 2017
Net interest income	$77,872	$94	$63	$0	$78,029
Provision for loan losses	1,461	0	0	0	1,461
Noninterest revenues	18,062	21,118	12,733	(687)	51,226
Amortization of intangible assets	1,170	2,343	750	0	4,263
Acquisition expenses	22,729	117	50	0	22,896
Other operating expenses	53,890	13,068	9,449	(687)	75,720
Income before income taxes	$16,684	$5,684	$2,547	$0	$24,915
Assets	$10,635,177	$217,020	$75,382	$(43,533)	$10,884,046
Goodwill	$631,148	$84,552	$17,904	$0	$733,604

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2018
Net interest income	$171,253	$163	$54	$0	$171,470
Provision for loan losses	6,127	0	0	0	6,127
Noninterest revenues	40,397	46,500	28,548	(1,395)	114,050
Amortization of intangible assets	3,379	4,077	1,897	0	9,353
Acquisition expenses	50	7	6	0	63
Other operating expenses	114,418	27,914	22,090	(1,395)	163,027
Income before income taxes	$87,676	$14,665	$4,609	$0	$106,950

Six Months Ended June 30, 2017
Net interest income	$145,006	$172	$125	$0	$145,303
Provision for loan losses	3,289	0	0	0	3,289
Noninterest revenues	33,929	38,754	24,212	(1,351)	95,544
Amortization of intangible assets	1,724	3,933	1,374	0	7,031
Acquisition expenses	23,250	1,179	183	0	24,612
Other operating expenses	103,383	24,438	18,341	(1,351)	144,811
Income before income taxes	$47,289	$9,376	$4,439	$0	$61,104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2018 and 2017, although in some circumstances the first quarter of 2018 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2018, “second quarter” refers to the three months ended June 30, 2018, “YTD” refers to the six months ended June 30, 2018, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 48.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  Unrealized gains and losses on equity securities with a readily determinable fair value are recognized in the consolidated statement of income.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

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

On January 2, 2018, the Company, through its subsidiary, OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.3 million and a customer list intangible asset of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

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

On April 2, 2018, the Company, through its subsidiary, Benefit Plans Administrative Services, Inc. (“BPAS”), acquired certain assets of HR Consultants (SA), LLC (“HR Consultants”), a benefits consulting group headquartered in Puerto Rico.  The Company paid $0.3 million in cash to acquire the assets of HR Consultants and recorded intangible assets of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

Second quarter and year-to-date net income increased compared to the 2017 timeframes by $27.4 million, or 159%, and $41.3 million, or 95%, respectively.  Earnings per share of $0.86 for the second quarter of 2018 increased $0.51 from the second quarter of 2017, and 2018 year-to-date earnings per share of $1.63 was $0.72 higher than 2017 year-to-date earnings per share.  The increase in net income and earnings per share for the quarter and year-to-date were primarily due to increases in net interest income, higher noninterest revenues, lower acquisition expenses attributable to the Merchants Bancshares, Inc. (“Merchants”) and Northeast Retirement Services, Inc. (“NRS”) acquisitions and a lower effective tax rate, partially offset by a higher provision for loan losses, higher noninterest expenses and an increase in diluted shares outstanding.  Second quarter and year-to-date net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion, increased $11.9 million, or 34.2%, as compared to the second quarter of 2017 and $24.9 million, or 39.0%, compared to June YTD 2017.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.90 for the second quarter increased $0.19, or 26.8%, compared to the second quarter of 2017. Earnings per share adjusted for acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $1.71 for the first six months of 2018 increased $0.38, or 28.5%, compared to the first six months of 2017.

Loans and deposits increased on an average basis as compared to the corresponding prior year periods, due primarily to the Merchants acquisition completed in May 2017.  On an ending basis, both loans and deposits decreased compared to the prior year, with the decreases due primarily to seasonal fluctuations and decreases in loans outstanding in the Company’s New England market.

The trends of declining yields on interest-earning assets and rates of interest-bearing liabilities have moderated recently.  U.S. market interest rates have generally increased over the past year.  The total cost of funds increased slightly from the prior year period, as an the increase in the rate paid on interest-bearing deposits was moderated by the change in mix of the Company’s funding base and the continued shift toward lower cost core funding sources.  Due to the Merchants acquisition, the majority of the Company’s borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit like features and typically bear lower rates of interest than other types of wholesale borrowings.

The second quarter 2018 provision for loan losses was $1.0 million higher than the second quarter of 2017, driven by growth in certain non-acquired loan portfolios.  Second quarter 2018 nonperforming loan ratios were up slightly compared to the second quarter of 2017.  Net charge-offs were $0.9 million for the second quarter of 2018, compared to $1.1 million of net charge-offs for the second quarter of 2017.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $44.6 million and $84.7 million, respectively, increased $27.4 million, or 159.5%, as compared to the second quarter of 2017 and increased $41.3 million, or 95.0%, compared to June YTD 2017.  Earnings per share of $0.86 for the second quarter increased $0.51 compared to the second quarter of 2017, while earnings per share for the first six months of 2018 of $1.63 was $0.72 higher than the first six months of 2017.  The increase in net income and earnings per share for the quarter and YTD period are primarily the result of higher net interest income, higher noninterest revenues, significantly lower acquisition expenses and a lower effective tax rate, partially offset by higher noninterest expenses, a higher provision for loan losses and an increase in diluted shares outstanding.  Net income adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $46.7 million and $88.9 million for the second quarter and June YTD, respectively, increased $11.9 million, or 34.2%, as compared to the second quarter of 2017 and increased $24.9 million, or 39.0%, compared to June YTD 2017.  Earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $0.90 for the second quarter, was up $0.19 compared to the second quarter of 2017, while earnings per share adjusted to exclude acquisition expenses, amortization of intangibles and acquired non-impaired loan accretion of $1.71 for the first six months of 2018, was up $0.38 compared to the first six months of 2017.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $86.8 million was up $8.8 million, or 11.3%, from the comparable prior year period.  Net interest income for the first six months of 2018 increased $26.2 million, or 18.0%, versus the first six months of 2017.  The quarterly and year-over-year improvement resulted from an increase in interest-earning assets and an increase in the yield on interest-earning assets, primarily from the Merchants acquisition, partially offset by an increase in interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

The provision for loan losses for the second quarter and June YTD increased $1.0 million and $2.8 million as compared to the second quarter and first six months of 2017, respectively, primarily driven by growth in certain non-acquired loan portfolios.

Second quarter and year-to-date noninterest revenues were $56.6 million and $114.1 million, respectively, up $5.3 million, or 10.4%, from the second quarter of 2017 and up $18.5 million, or 19.4%, from the first six months of 2017.  The increase was primarily a result of the Merchants acquisition completed in May 2017 and the NRS acquisition completed in February 2017.

Noninterest expenses of $86.1 million and $172.4 million for the second quarter and June YTD periods reflected a decrease of $16.8 million, or 16.3%, from the second quarter of 2017 and a decrease of $4.0 million, or 2.3%, from the first six months of 2017.  Excluding acquisition-related expenses, 2018 operating expenses were $6.1 million, or 7.6%, higher for the second quarter and $20.5 million, or 13.5%, higher for the year-to-date timeframe.  The increases in noninterest expenses were largely the result of operating a larger franchise, including the impact of the Merchants and NRS acquisitions.

The effective income tax rates were 18.7% and 20.8% for the second quarter and YTD 2018, respectively, as compared to 31.0% and 28.9% for the comparable prior year periods.  The decrease in effective income tax rates between the periods is primarily attributable to the impact of the Tax Cuts and Jobs Act signed into law in December 2017, combined with the impact of the windfall tax benefit associated with accounting for share-based transactions.  The Tax Cuts and Jobs Act permanently lowered the corporate tax rate from 35% to 21% for tax years including or commencing January 1, 2018.  The windfall tax benefit reduced income taxes by $1.2 million and $1.9 million for the second quarter and YTD 2018, respectively, as compared to a reduction of $0.3 million and $2.5 million for the comparable prior year periods.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted, except per share data)	2018	2017	2018	2017
Net interest income	$86,846	$78,029	$171,470	$145,303
Provision for loan losses	2,448	1,461	6,127	3,289
Noninterest revenues	56,559	51,226	114,050	95,544
Noninterest expenses	86,112	102,879	172,443	176,454
Income before income taxes	54,845	24,915	106,950	61,104
Income taxes	10,239	7,724	22,238	17,656
Net income	$44,606	$17,191	$84,712	$43,448

Diluted weighted average common shares outstanding	51,939	49,386	51,827	47,815
Diluted earnings per share	$0.86	$0.35	$1.63	$0.91

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments, and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and on external borrowings.  Net interest margin is the difference between the yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $87.9 million, a $7.5 million, or 9.4%, increase from the same period last year.  The increase resulted from an increase in interest-earning assets of $771.0 million from the second quarter of 2017, primarily related to the Merchants acquisition, and a four basis point increase in the average yield on earning assets, partially offset by a $310.5 million increase in average interest-bearing liabilities and a four basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the second quarter volume increase in interest-earning assets and the increase in the average yield on earning assets had an $8.3 million favorable impact on net interest income, while the volume increase on interest-bearing liabilities and rate increase on interest-bearing liabilities had a $0.8 million unfavorable impact on net interest income.  June YTD net interest income, as reflected in Table 2b, of $173.7 million, increased $23.7 million, or 15.8%, from the year-earlier period.  The June YTD increase resulted from an increase in interest-earning assets of $1.21 billion from the prior year, reflective of the Merchants acquisition and a six basis point increase in the earning asset yield, partially offset by a $629.3 million increase in average interest-bearing liabilities and a four basis point increase in the rate paid on interest-bearing liabilities.  The volume increase in interest-earning assets and increase in yield had a $25.6 million favorable impact on June YTD net interest income, while the volume increase on interest-bearing liabilities and rate increase on interest-bearing liabilities had a $1.9 million unfavorable impact on net interest income.

The higher net interest margin for the second quarter of 2018 as compared to the second quarter of 2017 was the result of a four basis point increase in the earning asset yield, partially offset by a four basis point increase in the average rate on interest-bearing liabilities.  The net interest margin of 3.72% for the first six months of 2018 was three basis points higher than the comparable period of 2017.  The yield on interest-earning assets increased six basis points, while the rate on interest-bearing liabilities increased by four basis points for the first six months of 2018 as compared to the prior year period.

The higher average yield on earning assets for the quarter was the result of an increase in the average yield on loans, partially offset by a decrease in the average yield on investments.  For the second quarter, the average yield on loans increased by 17 basis points, while the average yield on investments, including cash equivalents, decreased 24 basis points compared to the prior year.  The six basis point increase in the yield on earning assets for the first six months of 2018 was the result of an 18 basis point increase in the average yield on loans compared to the comparable period of 2017, partially offset by a 27 basis point decrease in the average yield on investments, including cash equivalents.  The increase in the loan yield was due primarily to an increase in acquired loan accretion on the acquired Merchants portfolio, including $0.5 million in the second quarter of 2018 related to the successful resolution of an acquired impaired business loan relationship.  The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments or being used to pay down external borrowings.

The average rate on interest-bearing liabilities increased by four basis points compared to the prior year quarter as the average rate paid on external borrowings increased 26 basis points and the rate paid on interest-bearing deposits increased one basis point from the period year quarter.  For the first six months of 2018, the average rate on interest-bearing deposits increased two basis points from the comparable prior year period, while the average rate on external borrowings decreased 12 basis points.  The decrease in the average cost of external borrowings was primarily the result of lower-rate customer repurchase agreements contributing to a higher proportion of average external borrowings as compared to the prior year period.

The second quarter and year-to-date average balance of investments, including cash equivalents, increased $216.0 million and $287.0 million, respectively, as compared to the corresponding prior year periods.  This growth was principally the result of securities acquired in the Merchants transaction.  Average loan balances increased $555.0 million for the quarter and $924.8 million year-to-date as compared to the prior year, with $516.7 million for the quarter and $926.5 million year-to-date a result of the Merchants acquisition.

The quarterly and year-to-date increases in average interest-bearing deposits of $260.4 million and $467.1 million, respectively, were primarily a result of the Merchants transaction.  The Merchants transaction was responsible for a $308.9 million increase in quarterly average interest-bearing deposits and a $519.1 million increase in year-to-date average interest-bearing deposits.  The average borrowing balance, including FHLB borrowings, subordinated debt held by unconsolidated subsidiary trusts, and securities sold under agreement to repurchase (customer repurchase agreements), increased $50.1 million for the quarter and $162.2 million for the year-to-date period.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.3% and 37.9% in 2018 and 2017, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(000’s omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$170,745	$735	1.73%	$52,956	$130	0.99%
Taxable investment securities (1)	2,575,962	15,782	2.46%	2,408,020	15,045	2.51%
Nontaxable investment securities (1)	457,254	4,221	3.70%	526,962	5,966	4.54%
Loans (net of unearned discount)(2)	6,250,739	71,361	4.58%	5,695,781	62,655	4.41%
Total interest-earning assets	9,454,700	92,099	3.91%	8,683,719	83,796	3.87%
Noninterest-earning assets	1,297,503			1,274,834
Total assets	$10,752,203			$9,958,553

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,530,267	1,440	0.10%	$5,257,721	1,283	0.10%
Time deposits	751,831	941	0.50%	763,975	782	0.41%
Customer repurchase agreements	267,452	410	0.61%	128,712	79	0.25%
FHLB borrowings	6,827	36	2.13%	105,435	313	1.19%
Subordinated debt held by unconsolidated subsidiary trusts	122,822	1,332	4.35%	112,828	936	3.33%
Total interest-bearing liabilities	6,679,199	4,159	0.25%	6,368,671	3,393	0.21%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,287,722			1,948,434
Other liabilities	145,206			185,601
Shareholders’ equity	1,640,076			1,455,847
Total liabilities and shareholders’ equity	$10,752,203			$9,958,553

Net interest earnings		$87,940			$80,403

Net interest spread			3.66%			3.66%
Net interest margin on interest-earning assets			3.73%			3.72%

Fully tax-equivalent adjustment		$1,094			$2,374

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(000’s omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$130,797	$1,079	1.66%	$46,618	$209	0.90%
Taxable investment securities (1)	2,579,683	30,962	2.42%	2,306,163	28,532	2.49%
Nontaxable investment securities (1)	462,981	8,571	3.73%	533,702	12,104	4.57%
Loans (net of unearned discount)(2)	6,244,317	141,009	4.55%	5,319,527	115,194	4.37%
Total interest-earning assets	9,417,778	181,621	3.89%	8,206,010	156,039	3.83%
Noninterest-earning assets	1,316,190			1,150,246
Total assets	$10,733,968			$9,356,256

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,491,849	2,763	0.10%	$5,053,785	2,311	0.09%
Time deposits	758,900	1,750	0.47%	729,908	1,484	0.41%
Customer repurchase agreements	286,691	799	0.56%	64,712	79	0.25%
FHLB borrowings	15,443	127	1.66%	90,508	462	1.03%
Subordinated debt held by unconsolidated subsidiary trusts	122,819	2,500	4.10%	107,530	1,741	3.26%
Total interest-bearing liabilities	6,675,702	7,939	0.24%	6,046,443	6,077	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,278,302			1,785,360
Other liabilities	146,911			167,536
Shareholders’ equity	1,633,053			1,356,917
Total liabilities and shareholders’ equity	$10,733,968			$9,356,256

Net interest earnings		$173,682			$149,962

Net interest spread			3.65%			3.63%
Net interest margin on interest-earning assets			3.72%			3.69%

Fully tax-equivalent adjustment		$2,212			$4,659

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

Table 3: Rate/Volume

	Three months ended June 30, 2018 versus June 30, 2017			Six months ended June 30, 2018 versus June 30, 2017
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$452	$153	$605	$593	$277	$870
Taxable investment securities	1,033	(296)	737	3,303	(873)	2,430
Nontaxable investment securities	(729)	(1,016)	(1,745)	(1,480)	(2,053)	(3,533)
Loans	6,271	2,435	8,706	20,714	5,101	25,815
Total interest-earning assets (2)	7,502	801	8,303	23,339	2,243	25,582

Interest paid on:
Interest checking, savings and money market deposits	69	88	157	209	243	452
Time deposits	(12)	171	159	61	205	266
Customer repurchase agreements	139	192	331	525	195	720
FHLB borrowings	(419)	142	(277)	(518)	183	(335)
Subordinated debt held by unconsolidated subsidiary trusts	89	307	396	270	489	759
Total interest-bearing liabilities (2)	172	594	766	674	1,188	1,862

Net interest earnings (2)	7,167	370	7,537	22,335	1,385	23,720

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2018	2017	2018	2017
Deposit service fees	$18,964	$16,655	$38,141	$31,362
Employee benefit services	22,542	20,662	45,548	37,851
Insurance services	7,415	6,965	14,774	13,365
Wealth management services	6,496	5,537	13,202	10,398
Other banking services	697	724	1,602	1,511
Mortgage banking	466	683	804	1,055
Subtotal	56,580	51,226	114,071	95,542
Unrealized loss on equity securities	(21)	0	(21)	0
Gain on sales of investment securities, net	0	0	0	2
Total noninterest revenues	$56,559	$51,226	$114,050	$95,544

Noninterest revenues/operating revenues (FTE basis) (1)	39.7%	39.4%	40.2%	39.2%

(1) For purposes of this ratio noninterest revenues exclude gains and losses on sales of investment securities and unrealized gains (losses) on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gains and losses on sales of investment securities, unrealized gains (losses) on equity securities and acquired non-impaired loan accretion.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $56.6 million for the second quarter of 2018 and $114.1 million for the first six months of 2018.  This represents an increase of $5.3 million, or 10.4%, for the quarter and $18.5 million, or 19.4%, for the YTD period in comparison to 2017, with the increase primarily related to incremental banking revenues from the Merchants acquisition and financial services revenues from the NRS, Dryfoos Insurance Agency, Inc. (“Dryfoos”), Northeast Capital Management, Inc. (“NECM”), Gordon B. Roberts Agency, Inc. (“GBR”), Styles Bridges, Penna and HR Consulting acquisitions.

General recurring banking noninterest revenue, including deposit service fees and other banking services, of $19.7 million for the second quarter and $39.7 million for the first six months of 2018 were up $2.3 million, or 13.1%, and $6.9 million, or 20.9%, respectively, as compared to the corresponding prior year periods.  This year-over-year increase was primarily driven by an expanded customer base following the Merchants transaction, which was completed in May 2017, and an increase in deposit service fees resulting from increased electronic banking revenue.  Beginning in the third quarter of 2018, the Company will be subject to the limitation on interchange fees for debit card transactions established by the Durbin amendment of the Dodd-Frank Act for financial institutions with total assets greater than $10.0 billion.  The Company estimates that its deposit service fees will decrease $2.5 million to $3.5 million during the third quarter of 2018 due to Durbin interchange limitations.

Mortgage banking income totaled $0.5 million for the second quarter of 2018 and $0.8 million for the first six months of 2018, a decrease of $0.2 million and $0.3 million, respectively, as compared to the corresponding prior periods.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Mortgage loans sold to investors, primarily Fannie Mae, totaled $3.5 million in the second quarter of 2018 and $7.7 million for the first six months of 2018 compared to $7.5 million and $15.3 million in the respective comparable prior year periods.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $1.9 million, or 9.1%, and $7.7 million, or 20.3%, for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, primarily related to the NRS acquisition completed in February 2017.  Wealth management and insurance services revenues were up $1.4 million, or 11.3%, for the second quarter of 2018 and up $4.2 million, or 17.7%, for 2018 YTD as compared to the same time periods of 2017 due to both organic and acquired revenue growth from OneGroup and CISI.

The ratio of noninterest revenues to total revenues (FTE basis) was 39.7% for the quarter and 40.2% for the six months ended June 30, 2018, respectively, versus 39.4% and 39.2% for the comparable periods of 2017.  The increase for the year-to-date period is a function of a 19.4% increase in noninterest income while adjusted net interest income (FTE basis) increased at a lesser 15.8% rate, primarily the result of the mix of business acquired in the NRS and Merchants transactions.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2018	2017	2018	2017
Salaries and employee benefits(1)	$52,402	$46,564	$104,261	$89,471
Occupancy and equipment	9,437	8,637	19,968	16,833
Data processing and communications	10,212	10,395	18,954	18,916
Amortization of intangible assets	4,555	4,263	9,353	7,031
Legal and professional fees	2,745	2,619	5,525	5,033
Business development and marketing	2,654	2,451	4,714	4,532
Acquisition expenses	71	22,896	63	24,612
Other	4,036	5,054	9,605	10,026
Total noninterest expenses	$86,112	$102,879	$172,443	$176,454

Noninterest operating expenses(2)/average assets	3.04%	3.05%	3.06%	3.12%
Efficiency ratio(3)	57.2%	58.3%	57.5%	59.5%

(1)
In accordance with ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $1.8 million and $3.3 million of income from components of net periodic benefit income other than service cost was reclassified from Salaries and employee benefits to Other noninterest expenses for the three and six months ended June 30, 2017, respectively.

(2)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(3)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (2) divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding gains and losses on investment sales and unrealized gains and losses on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, noninterest expenses were $86.1 million and $172.4 million for the second quarter and YTD periods of 2018, respectively, representing a decrease of $16.8 million, or 16.3%, and $4.0 million, or 2.3%, from the prior year periods.  Acquisition expenses are $22.8 million and $24.5 million less in the second quarter and YTD 2018 periods, respectively, as compared to the corresponding 2017 periods.  Salaries and employee benefits increased $5.8 million, or 12.5%, and $14.8 million, or 16.5%, for the second quarter and YTD periods of 2018, respectively, as compared to the corresponding periods of 2017.  The main drivers of the increase were more full-time equivalent employees due to the Merchants and NRS acquisitions and annual merit-based and incentive-based personnel cost increases.  The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.8 million for the quarter and $3.1 million YTD), data processing and communications (down $0.2 million for the quarter and YTD consistent with the prior year period), amortization of intangible assets (up $0.3 million for the quarter and $2.3 million YTD), legal and professional fees (up $0.1 million for the quarter and $0.5 million YTD), business development and marketing (up $0.2 million for the quarter and $0.2 million YTD), and other expenses (down $1.0 million for the quarter and down $0.4 million YTD); all of which were primarily driven by the additional costs that are associated with the acquired Merchants and NRS business activities.

The Company’s efficiency ratio (total operating expenses excluding intangible amortization and acquisition expenses divided by FTE net interest income excluding acquired non-impaired loan accretion and noninterest revenues excluding realized and unrealized gains and losses on  investments) was 57.2% for the second quarter, 1.1% favorable to the comparable quarter of 2017.  This resulted from operating income as described above increasing by 9.6% from higher FTE-adjusted net interest income and growth in noninterest revenues, while operating expenses (as described above) increased by a lesser 7.6%.  The efficiency ratio of 57.5% for the first six months of 2018 was 2.0% favorable compared to the first six months of 2017 due to 14.7% higher FTE-adjusted net interest income excluding acquired non-impaired loan accretion and a 19.4% increase in noninterest revenues excluding realized and unrealized gains and losses on investments resulting in an increase in operating income of 16.5%, while operating expenses (as described above) increased at a lesser 12.6%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased one basis point versus the prior year quarter and was six basis points lower than the prior year-to-date period.  Operating expenses (as defined above) increased 7.6% for the quarter and 12.6% for the year-to-date period, while average assets increased 8.0% for the quarter and 14.7% for the year-to-date period, impacted by asset growth related to the Merchants acquisition, partially offset by additional operating costs associated with operating a larger enterprise.

Income Taxes

The second quarter and YTD 2018 effective income tax rates were 18.7% and 20.8%, respectively, as compared to the 31.0% and 28.9% for the comparable periods of 2017.  The decline in the rate is primarily attributable to the impact of the Tax Cuts and Jobs Act signed into law in December 2017, combined with the impact of the windfall tax benefit associated with accounting for share-based transactions.  The Tax Cuts and Jobs Act lowered the corporate tax rate from 35% to 21% for tax years including or commencing January 1, 2018.  Excluding the reduction in income tax expense associated with the windfall tax benefit from share-based transactions, the second quarter and YTD 2018 effective income tax rates were 20.9% and 22.6%, respectively, as compared to 32.3% and 33.0% for the comparable periods of 2017.

Investment Securities

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.98 billion at the end of the second quarter, a decrease of $98.0 million from December 31, 2017 and $161.7 million lower than June 30, 2017.  The book value (excluding unrealized gains and losses) of investments decreased $41.4 million from December 31, 2017 and decreased $73.5 million from June 30, 2017.  During the first six months of 2018, the Company purchased $31.7 million of government agency mortgage-backed securities with an average yield of 3.25%.  The Company also received $69.6 million of investment maturities, calls, and principal payments during the first six months of 2018.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains and losses in the available-for-sale portfolio.  At June 30, 2018, the portfolio had a $32.7 million net unrealized loss, a decrease of $56.6 million from the unrealized gain at December 31, 2017 and an $88.1 million decrease from the unrealized gain at June 30, 2017.  These changes in the net unrealized gains were principally driven by the movement in longer-term interest rates.

Table 6: Investment Securities

	June 30, 2018		December 31, 2017		June 30, 2017
(000’s omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,042,116	$2,013,962	$2,043,023	$2,054,071	$2,039,313	$2,075,798
Obligations of state and political subdivisions	485,099	491,484	514,949	528,956	556,459	573,472
Government agency mortgage-backed securities	364,919	355,897	358,180	357,538	331,925	333,447
Corporate debt securities	2,618	2,563	2,648	2,623	2,678	2,671
Government agency collateralized mortgage obligations	78,137	76,038	88,097	87,374	100,252	100,439
Marketable equity securities	0	0	251	526	251	497
Total available-for-sale portfolio	2,972,889	2,939,944	3,007,148	3,031,088	3,030,878	3,086,324

Equity and other Securities:
Equity securities, at fair value	251	504	0	0	0	0
Federal Home Loan Bank common stock	6,371	6,371	9,896	9,896	18,439	18,439
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	19,806	19,806
Certificates of deposit	0	0	3,865	3,865	14,450	14,450
Other equity securities, at cost	5,843	5,843	5,840	5,840	5,994	5,994
Total equity and other securities	43,155	43,408	50,291	50,291	58,689	58,689

Total investments	$3,016,044	$2,983,352	$3,057,439	$3,081,379	$3,089,567	$3,145,013

Loans

As shown in Table 7, loans ended the second quarter at $6.24 billion, down $123.3 million, or 1.9%, from one year earlier and down $18.7 million, or 0.3%, from the end of 2017.  The decrease in loans outstanding is primarily related to a decrease in loans outstanding in the Company’s New England region, partially offset by loan growth in the New York and Pennsylvania markets.

Table 7: Loans

(000’s omitted)	June 30, 2018		December 31, 2017		June 30, 2017
Business lending	$2,384,629	38.2%	$2,424,223	38.7%	$2,479,152	39.0%
Consumer mortgage	2,210,051	35.4%	2,220,298	35.5%	2,211,412	34.8%
Consumer indirect	1,063,679	17.1%	1,011,978	16.2%	1,057,664	16.6%
Consumer direct	181,217	2.9%	179,929	2.9%	185,589	2.9%
Home equity	398,433	6.4%	420,329	6.7%	427,483	6.7%
Total loans	$6,238,009	100.0%	$6,256,757	100.0%	$6,361,300	100.0%

The combined total of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio decreased $94.5 million, or 3.8%, from June 30, 2017 and decreased $39.6 million, or 1.6%, from December 31, 2017, as contractual and unscheduled principal reductions outpaced loan originations.  Highly competitive conditions continue to prevail in the small and middle market segments in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages decreased $1.4 million, or 0.1%, from one year ago and decreased $10.2 million, or 0.5%, from December 31, 2017.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  However, recent increases in mortgage rates have altered the primary loan purpose to predominately purchase money transactions, while negatively impacting refinance origination volumes.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $1.6 million, or 0.1%, from one year ago and increased $53.0 million, or 4.4%, from December 31, 2017.  The Company is focused on maintaining a profitable and in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.  However, the competitive nature of this market has resulted in aggressive pricing and incentives that have caused some compression of indirect loan spreads particularly for new automobile loans.

Home equity loans decreased $29.1 million, or 6.8%, from one year ago and decreased $21.9 million, or 5.2%, from December 31, 2017.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2018 and 2017 and December 31, 2017.
Table 8: Nonperforming Assets
(000’s omitted)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans
Business lending	$7,651	$8,272	$4,365
Consumer mortgage	12,595	13,788	14,130
Consumer indirect	5	0	0
Consumer direct	0	0	0
Home equity	2,556	2,680	2,538
Total nonaccrual loans	22,807	24,740	21,033
Accruing loans 90+ days delinquent
Business lending	3,789	571	527
Consumer mortgage	2,102	1,526	1,141
Consumer indirect	159	303	118
Consumer direct	20	48	31
Home equity	462	264	65
Total accruing loans 90+ days delinquent	6,532	2,712	1,882
Nonperforming loans
Business lending	11,440	8,843	4,892
Consumer mortgage	14,697	15,314	15,271
Consumer indirect	164	303	118
Consumer direct	20	48	31
Home equity	3,018	2,944	2,603
Total nonperforming loans	29,339	27,452	22,915
Other real estate owned (OREO)	1,310	1,915	2,491
Total nonperforming assets	$30,649	$29,367	$25,406

Nonperforming loans / total loans	0.47%	0.44%	0.36%
Nonperforming assets / total loans and other real estate	0.49%	0.47%	0.40%
Delinquent loans (30 days old to nonaccruing) to total loans	0.89%	1.10%	0.99%
Net charge-offs to average loans outstanding (quarterly)	0.06%	0.37%	0.08%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.05%	0.20%	0.06%
Provision for loan losses to net charge-offs (quarterly)	262%	93%	132%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	364%	67%	153%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 8, nonperforming assets at June 30, 2018 were $30.6 million, a $1.3 million increase versus the level at the end of 2017 and a $5.2 million increase as compared to one year earlier.  Nonperforming loans increased $1.9 million from year-end 2017 and increased $6.4 million from June 30, 2017.  Other real estate owned (“OREO”) at June 30, 2018 of $1.3 million decreased $0.6 million from December 31, 2017 and decreased $1.2 million from June 30, 2017.  At June 30, 2018, OREO consisted of no commercial properties and 26 residential properties.  This compares to three commercial properties with a total value of $0.6 million and 27 residential OREO properties with a total value of $1.3 million at December 31, 2017 and six commercial properties with a total value of $1.2 million and 29 residential properties with a total value of $1.3 million at June 30, 2017.  Nonperforming loans were 0.47% of total loans outstanding at the end of the second quarter; three basis points higher than the level at December 31, 2017 and an 11 basis point increase from the level at June 30, 2017.

Approximately 50% of nonperforming loans at June 30, 2018 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, improved process efficiency and economic conditions, including lower unemployment levels, have positively impacted consumers.  Approximately 39% of the nonperforming loans at June 30, 2018 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans increased from the prior year and December 31, 2017 due primarily to two commercial relationships that added $7.3 million to nonperforming loans at the end of the second quarter of 2018. The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 169% at the end of the second quarter, as compared to 173% at year-end 2017 and 207% at June 30, 2017.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.89% at the end of the second quarter, 21 basis points below the 1.10% at year-end 2017 and 10 basis points below the 0.99% at June 30, 2017.  The business lending delinquency ratio at the end of the second quarter was nine basis points below the level at December 31, 2017 and 12 basis points below the level at June 30, 2017.  The delinquency ratios for consumer direct and consumer indirect loans decreased as compared to the levels at December 31, 2017 and June 30, 2017.  The delinquency ratio for the consumer mortgage portfolio decreased as compared to both December 31, 2017 and the level one year ago.  The delinquency ratio for the home equity portfolio increased as compared to both December 31, 2017 and the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$48,103	$47,096	$47,583	$47,233
Charge-offs:
Business lending	583	428	2,295	1,122
Consumer mortgage	245	258	444	343
Consumer indirect	1,383	1,695	3,667	3,642
Consumer direct	364	470	860	888
Home equity	47	190	103	228
Total charge-offs	2,622	3,041	7,369	6,223
Recoveries:
Business lending	114	283	312	354
Consumer mortgage	54	11	62	18
Consumer indirect	1,347	1,452	2,498	2,321
Consumer direct	167	182	389	427
Home equity	7	7	16	32
Total recoveries	1,689	1,935	3,277	3,152

Net charge-offs	933	1,106	4,092	3,071
Provision for loans losses	2,448	1,461	6,127	3,289

Allowance for loan losses at end of period	$49,618	$47,451	$49,618	$47,451
Allowance for loan losses / total loans	0.80%	0.75%	0.80%	0.75%
Allowance for legacy loan losses / total legacy loans (1)	0.98%	1.01%	0.98%	1.01%
Allowance for loan losses / nonperforming loans	169%	207%	169%	207%
Allowance for legacy loan losses / legacy nonperforming loans (1)	225%	284%	225%	284%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.08%	0.03%	0.17%	0.09%
Consumer mortgage	0.03%	0.05%	0.03%	0.03%
Consumer indirect	0.01%	0.09%	0.23%	0.25%
Consumer direct	0.43%	0.61%	0.52%	0.49%
Home equity	0.04%	0.18%	0.04%	0.10%
Total loans	0.06%	0.08%	0.13%	0.12%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2018 were $0.9 million, $0.2 million lower than the second quarter of 2017.  Net charge-offs for the six months ended June 30, 2018 were $4.1 million, a $1.0 million increase from the first six months of 2017.  The business lending, consumer mortgage and consumer direct portfolios experienced higher levels of net charge-offs through the first six months of 2018, as compared to the first six months of 2017, while the consumer indirect and home equity portfolios experienced lower net charge-offs than the prior year-to-date period.  The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2018 was 0.06%, two basis points lower than the second quarter of 2017.  Net charge-off ratios for the second quarter of 2018 for all portfolios except consumer mortgage and home equity were below the Company’s average long-term historical levels, while the consumer mortgage and home equity portfolios were consistent with long-term historical levels.  The June YTD annualized net charge-off ratio of 0.13% for total loans was one basis point higher than the equivalent prior year period.

The provision for loan losses was $2.4 million in the second quarter, with $2.0 million related to legacy loans and $0.4 million related to acquired loans.  The second quarter provision was $1.0 million higher than the equivalent prior year period.  The second quarter 2018 loan loss provision was $1.5 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $49.6 million as of June 30, 2018 increased $2.2 million from the level one year ago, reflective of an increase in the size of the loan portfolio.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.80% at June 30, 2018, five basis points higher than the level at June 30, 2017 and four basis points above the level at December 31, 2017.

As of June 30, 2018, the purchase discount related to the $1.42 billion of remaining non-impaired loan balances acquired from Merchants, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $27.7 million, or 1.9% of that portfolio, with $2.6 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.57 billion in the second quarter were up $599.7 million, or 7.5%, compared to the second quarter of 2017, and increased $56.0 million, or 0.7%, from the fourth quarter of last year, with $576.3 million of the increase from the second quarter of 2017 relating to the Merchants transaction.  The mix of average deposit balances continues to change as the weightings of core deposits (noninterest checking, interest checking, savings and money markets) have increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances.  This shift in product mix helped contain the Company’s cost of deposits at 0.11% in spite of significant increases in market interest rates between the periods, one basis point higher than the second quarter of 2017.

Average nonpublic fund deposits for the second quarter of 2018 increased $8.5 million, or 0.1%, versus the fourth quarter of 2017 and increased $594.6 million, or 8.7%, versus the year-earlier period, with $573.4 million of the increase over the second quarter of 2017 attributable to the Merchants acquisition.  Average public fund deposits for the second quarter increased $47.5 million, or 4.5%, from the fourth quarter of 2017 and $5.1 million, or 0.5%, from the second quarter of 2017.  The Merchants acquisition was responsible for $2.9 million of the increase in public fund deposits from the second quarter of 2017.  Public fund deposits as a percentage of total deposits decreased from 13.9% in the second quarter of 2017 to 12.9% in the second quarter of 2018.

Table 10: Quarterly Average Deposits

(000’s omitted)	June 30, 2018	December 31, 2017	June 30, 2017
Noninterest checking deposits	$2,287,722	$2,307,155	1,948,434
Interest checking deposits	1,950,652	1,823,552	1,799,830
Savings deposits	1,474,730	1,419,703	1,384,295
Money market deposits	2,104,885	2,181,141	2,073,596
Time deposits	751,831	782,267	763,975
Total deposits	$8,569,820	$8,513,818	$7,970,130

Nonpublic fund deposits	$7,460,329	$7,451,849	$6,865,687
Public fund deposits	1,109,491	1,061,969	1,104,443
Total deposits	$8,569,820	$8,513,818	$7,970,130

Borrowings

External borrowings at the end of the second quarter of $124.8 million, including subordinated debt held by unconsolidated subsidiary trusts and other long-term debt. This was $24.0 million, or 16.1%, lower than external borrowings at December 31, 2017 and $180.6 million, or 59.1%, below the end of the second quarter of 2017. The decrease was primarily due to a decrease in overnight FHLB borrowings.

Securities sold under agreement to repurchase, which represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument, were $181.8 million at the end of the second quarter of 2018, a decrease of $155.2 million from December 31, 2017 due primarily to the seasonal characteristics of this portfolio and $8.7 million below June 30, 2017.

On July 31, 2018, the Company exercised its right to redeem all of the subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, and associated preferred securities for a total of $25.2 million.

Shareholders’ Equity

Total shareholders’ equity was $1.66 billion at the end of the second quarter.  This was up $21.6 million from the balance at December 31, 2017.  During the first six months of 2018, we recorded net income of $84.7 million, issued $6.2 million from treasury stock to the Company’s benefit plans, issued $4.6 million from shares under the employee stock plan and $3.4 million from employee stock options earned.  These amounts were partially offset by a $42.6 million decrease in other comprehensive income and dividends declared of $34.7 million.  The change in other comprehensive income was comprised of a $42.9 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.3 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $84.1 million, as net income and the issuance of common stock in association with the employee stock plan and the Company’s benefit plans more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.53% at the end of the second quarter, up 53 basis points from year-end 2017 and 34 basis points above its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2017 was primarily due to an increase in ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 3.4%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, decreased 1.1%.  The Tier 1 leverage ratio increased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 8.5% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, decreased 2.6%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.00% increased 0.39% from December 31, 2017 and increased 0.92% versus June 30, 2017 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2018 was 41.0%, compared to 71.1% for the six months ended June 30, 2017.  Net income increased 95.0% over the prior year period due to the impact of one-time costs incurred in association with the Merchants and NRS acquisitions on prior year earnings, while dividends declared increased 12.2% as the Company’s quarterly dividend per share was raised from $0.32 to $0.34 in August 2017.  The 2017 dividend increase marked the Company’s 25th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 1.1% over the last twelve months.

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

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at June 30, 2018.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At June 30, 2018, the Bank had $250.2 million of cash and cash equivalents of which $73.1 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2018, this ratio was 15.0% for 30-days and 15.1% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2018, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2018 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2018	2017	2018	2017
Income statement data

Net income
Net income (GAAP)	$44,606	$17,191	$84,712	$43,448
Acquisition expenses	71	22,896	63	24,612
Tax effect of acquisition expenses	(13)	(7,098)	(11)	(7,570)
Subtotal (non-GAAP)	44,664	32,989	84,764	60,490
Amortization of intangibles	4,555	4,263	9,353	7,031
Tax effect of amortization of intangibles	(850)	(1,322)	(1,955)	(2,081)
Subtotal (non-GAAP)	48,369	35,930	92,162	65,440
Acquired non-impaired loan accretion	(2,040)	(1,642)	(4,103)	(2,079)
Tax effect of acquired non-impaired loan accretion	381	509	856	629
Adjusted net income (non-GAAP)	$46,710	$34,797	$88,915	$63,990
Return on average assets
Adjusted net income (non-GAAP)	$46,710	$34,797	$88,915	$63,990
Average total assets	10,752,203	9,958,553	10,733,968	9,356,256
Adjusted return on average assets (non-GAAP)	1.74%	1.40%	1.67%	1.38%
Return on average equity
Adjusted net income (non-GAAP)	$46,710	$34,797	$88,915	$63,990
Average total equity	1,640,076	1,455,847	1,633,053	1,356,917
Adjusted return on average equity (non-GAAP)	11.42%	9.59%	10.98%	9.51%

Earnings per common share
Diluted earnings per share (GAAP)	$0.86	$0.35	$1.63	$0.91
Acquisition expenses	0.00	0.46	0.00	0.50
Tax effect of acquisition expenses	0.00	(0.14)	0.00	(0.15)
Subtotal (non-GAAP)	0.86	0.67	1.63	1.26
Amortization of intangibles	0.09	0.09	0.18	0.14
Tax effect of amortization of intangibles	(0.02)	(0.03)	(0.04)	(0.04)
Subtotal (non-GAAP)	0.93	0.73	1.77	1.36
Acquired non-impaired loan accretion	(0.04)	(0.03)	(0.08)	(0.04)
Tax effect of acquired non-impaired loan accretion	0.01	0.01	0.02	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.90	$0.71	$1.71	$1.33

Noninterest operating expenses
Noninterest expenses (GAAP)	$86,112	$102,879	$172,443	$176,454
Amortization of intangibles	(4,555)	(4,263)	(9,353)	(7,031)
Acquisition expenses	(71)	(22,896)	(63)	(24,612)
Total adjusted noninterest expenses (non-GAAP)	$81,486	$75,720	$163,027	$144,811

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$81,486	$75,720	$163,027	$144,811
Fully tax-equivalent net interest income	87,940	80,403	173,682	149,962
Noninterest revenues	56,559	51,226	114,050	95,544
Acquired non-impaired loan accretion	(2,040)	(1,642)	(4,103)	(2,079)
Unrealized loss on equity securities	21	0	21	0
Gain on sales of investments	0	0	0	(2)
Operating revenues (non-GAAP) - denominator	$142,480	$129,987	$283,650	$243,425
Efficiency ratio (non-GAAP)	57.2%	58.3%	57.5%	59.5%

(000’s omitted)	June 30, 2018	December 31, 2017	June 30, 2017
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,633,094	$10,746,198	$10,884,046
Intangible assets	(816,127)	(825,088)	(831,403)
Deferred taxes on intangible assets	47,334	48,419	77,097
Total tangible assets (non-GAAP)	$9,864,301	$9,969,529	$10,129,740

Total common equity
Shareholders’ Equity (GAAP)	1,656,959	1,635,315	1,572,900
Intangible assets	(816,127)	(825,088)	(831,403)
Deferred taxes on intangible assets	47,334	48,419	77,097
Total tangible common equity (non-GAAP)	$888,166	$858,646	$818,594

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$888,166	$858,646	$818,594
Total tangible assets (non-GAAP) - denominator	$9,864,301	$9,969,529	$10,129,740
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.00%	8.61%	8.08%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 83% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 16% of the total portfolio, of which, 99% carry a minimum rating of A-.  The remaining 1% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2018 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2018
+200 basis points	$(2,370,000)
+100 basis points	$(783,000)
-100 basis points	$(6,191,000)

The modeled net interest income (“NII”) decreases in the rising rate environments from the flat rate scenario.  The decrease is largely a result of assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  In the short term (year one) the assumed increase of deposit rates in the rising rate environment temporarily outweighs the benefit of earning asset yields increasing to higher levels.  However, over a longer time period (years two and beyond), the growth in NII improves in the rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the second quarter of 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	0	$0	0	2,500,000
May 1-31, 2018 (1)	3,063	$59.75	0	2,500,000
June 1-30, 2018 (1)	149	$60.18	0	2,500,000
Total	3,212	$59.77

(1) Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan of 3,063 shares and 149 shares in May 2018 and June 2018, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Amendment to Employment Agreement, dated May 21, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (1)

10.2
Employment Agreement, dated as of May 21, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (1)

10.3
Amendment to Employment Agreement, dated May 21, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (1)

10.4
Community Bank System, Inc. Restoration Plan, effective June 1, 2018.  Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (1)

31.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2
Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2
Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
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

Community Bank System, Inc.

Date: August 9, 2018	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2018	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer