Form 10-Q
period 2018-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2018-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐.
		Emerging growth company	☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,186,421 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2018.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$256,838	$221,038
Available-for-sale investment securities (cost of $2,957,819 and $3,007,148, respectively)	2,904,779	3,031,088
Equity and other securities (cost of $42,281 and $50,291, respectively)	43,278	50,291
Loans held for sale, at fair value	0	461

Loans	6,300,888	6,256,757
Allowance for loan losses	(50,133)	(47,583)
Net loans	6,250,755	6,209,174

Goodwill, net	733,479	734,430
Core deposit intangibles, net	20,112	25,025
Other intangibles, net	58,109	65,633
Intangible assets, net	811,700	825,088

Premises and equipment, net	120,273	123,393
Accrued interest and fees receivable	34,594	36,177
Other assets	237,350	249,488

Total assets	$10,659,567	$10,746,198

Liabilities:
Noninterest-bearing deposits	$2,346,932	$2,293,057
Interest-bearing deposits	6,116,889	6,151,363
Total deposits	8,463,821	8,444,420

Short-term borrowings	0	24,000
Securities sold under agreement to repurchase, short-term	274,561	337,011
Other long-term debt	1,998	2,071
Subordinated debt held by unconsolidated subsidiary trusts	97,939	122,814
Accrued interest and other liabilities	152,903	180,567
Total liabilities	8,991,222	9,110,883

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,547,253 and 51,263,841 shares issued, respectively	51,547	51,264
Additional paid-in capital	907,690	894,879
Retained earnings	774,403	700,557
Accumulated other comprehensive loss	(62,142)	(3,699)
Treasury stock, at cost (410,577 shares including 206,151 shares held by deferred compensation arrangements at September 30, 2018, and 567,764 shares including 237,494 shares held by deferred compensation arrangements at December 31, 2017, respectively)	(14,803)	(21,014)
Deferred compensation arrangements (206,151 and 237,494 shares, respectively)	11,650	13,328
Total shareholders' equity	1,668,345	1,635,315

Total liabilities and shareholders' equity	$10,659,567	$10,746,198

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$72,256	$69,498	$212,849	$184,233
Interest and dividends on taxable investments	15,421	15,228	47,462	43,969
Interest on nontaxable investments	3,226	3,761	10,001	11,665
Total interest income	90,903	88,487	270,312	239,867

Interest expense:
Interest on deposits	2,764	2,123	7,277	5,918
Interest on borrowings	796	902	1,722	1,443
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,145	1,067	3,645	2,808
Total interest expense	4,705	4,092	12,644	10,169

Net interest income	86,198	84,395	257,668	229,698
Provision for loan losses	2,215	2,314	8,342	5,603
Net interest income after provision for loan losses	83,983	82,081	249,326	224,095

Noninterest revenues:
Deposit service fees	16,127	18,419	54,268	49,781
Other banking services	1,536	1,704	3,942	4,270
Employee benefit services	23,265	20,767	68,813	58,618
Insurance services	8,270	6,344	23,044	19,709
Wealth management services	6,168	5,707	19,370	16,105
Unrealized gain on equity securities	743	0	722	0
Loss on debt extinguishment	(318)	0	(318)	0
Gain on sales of investment securities	0	0	0	2
Total noninterest revenues	55,791	52,941	169,841	148,485

Noninterest expenses:
Salaries and employee benefits	51,062	48,426	155,323	137,897
Occupancy and equipment	9,770	9,106	29,738	25,939
Data processing and communications	10,509	9,313	29,463	28,229
Amortization of intangible assets	4,427	4,949	13,780	11,980
Legal and professional fees	2,522	2,764	8,047	7,796
Business development and marketing	2,587	2,586	7,301	7,119
Acquisition expenses	(832)	580	(769)	25,192
Other expenses	5,188	6,052	14,793	16,078
Total noninterest expenses	85,233	83,776	257,676	260,230

Income before income taxes	54,541	51,246	161,491	112,350
Income taxes	11,435	16,003	33,673	33,659
Net income	$43,106	$35,243	$127,818	$78,691

Basic earnings per share	$0.84	$0.69	$2.49	$1.62
Diluted earnings per share	$0.83	$0.68	$2.46	$1.60
Cash dividends declared per share	$0.38	$0.34	$1.06	$0.98

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$304	$150	$910	$625
Tax effect	(74)	(57)	(221)	(240)
Amortization of actuarial losses included in net periodic pension cost, net	230	93	689	385
Amortization of prior service cost included in net periodic pension cost, gross	(105)	(32)	(359)	(91)
Tax effect	25	12	87	35
Amortization of prior service cost included in net periodic pension cost, net	(80)	(20)	(272)	(56)
Initial projected benefit obligation recognized upon plan adoption, gross (See Note H)	(775)	0	(775)	0
Tax effect	189	0	189	0
Initial projected benefit obligation recognized upon plan adoption, net	(586)	0	(586)	0
Unamortized actuarial gain due to plan merger, gross (See Note H)	0	0	0	1,858
Tax effect	0	0	0	(710)
Unamortized actuarial gain due to plan merger, net	0	0	0	1,148
Other comprehensive (loss) income related to pension and other post retirement obligations, net of taxes	(436)	73	(169)	1,477

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses)/gains arising during period, gross	(20,094)	(2,490)	(76,705)	11,163
Tax effect	4,879	952	18,639	(4,306)
Net unrealized holding (losses)/gains arising during period, net	(15,215)	(1,538)	(58,066)	6,857
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	0	(208)	0
Other comprehensive (loss)/income related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(15,215)	(1,538)	(58,274)	6,857
Other comprehensive (loss)/income, net of tax	(15,651)	(1,465)	(58,443)	8,334
Net income	43,106	35,243	127,818	78,691
Comprehensive income	$27,455	$33,778	$69,375	$87,025

	As of
	September 30, 2018	December 31, 2017
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(28,901)	$(28,677)
Tax effect	7,099	7,044
Net unrealized loss for pension and other post-retirement obligations	(21,802)	(21,633)

Unrealized (loss) gain on available-for-sale securities	(53,040)	23,940
Tax effect	12,908	(6,006)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	0
Net unrealized (loss) gain on available-for-sale securities	(40,340)	17,934

Accumulated other comprehensive loss	$(62,142)	$(3,699)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2018
(In Thousands, Except Share Data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation Arrangements	Total
	Common Stock
	Shares Outstanding	Amount Issued

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				127,818				127,818

Other comprehensive loss, net of tax					(58,235)			(58,235)

Cumulative effect of change in accounting principle – equity securities				208	(208)			0

Cash dividends declared: Common, $1.06 per share				(54,180)				(54,180)

Common stock issued under employee stock ownership plan	283,412	283	5,511					5,794

Stock-based compensation			4,607					4,607

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	121,954		2,693			4,313	220	7,226

Balance at September 30, 2018	51,136,676	$51,547	$907,690	$774,403	$(62,142)	$(14,803)	$11,650	$1,668,345

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$127,818	$78,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,854	12,026
Amortization of intangible assets	13,780	11,980
Net accretion on securities, loans and borrowings	(7,141)	(4,412)
Stock-based compensation	4,607	3,985
Provision for loan losses	8,342	5,603
Amortization of mortgage servicing rights	340	374
Unrealized gain on equity securities	(722)	0
Loss on debt extinguishment	318	0
Income from bank-owned life insurance policies	(1,177)	(1,170)
Net (gain) loss on sale of loans and other assets	(207)	155
Change in other assets and other liabilities	8,769	31,624
Net cash provided by operating activities	166,581	138,856
Investing activities:
Proceeds from maturities of available-for-sale investment securities	102,549	110,160
Proceeds from maturities of other investment securities	8,292	28,580
Purchases of available-for-sale investment securities	(47,495)	(59,425)
Purchases of other securities	(31)	(12,434)
Net (increase) decrease in loans	(51,170)	120,029
Cash paid for acquisitions, net of cash acquired of $16 and $51,793, respectively	(1,737)	(105,402)
Settlement of bank-owned life insurance policies	0	1,779
Purchases of premises and equipment, net	(8,903)	(7,701)
Net cash provided by investing activities	1,505	75,586
Financing activities:
Net increase in deposits	19,401	81,630
Net decrease in borrowings	(86,523)	(193,602)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(25,207)	0
Issuance of common stock	5,794	3,740
Purchases of treasury stock	(220)	(3,226)
Sales of treasury stock	7,226	7,861
Increase in deferred compensation arrangements	220	3,226
Cash dividends paid	(52,006)	(45,059)
Withholding taxes paid on share-based compensation	(971)	(1,389)
Net cash used in financing activities	(132,286)	(146,819)
Change in cash and cash equivalents	35,800	67,623
Cash and cash equivalents at beginning of period	221,038	173,857
Cash and cash equivalents at end of period	$256,838	$241,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,870	$10,092
Cash paid for income taxes	20,674	33,187

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	19,634	17,412
Transfers from loans to other real estate	2,426	2,470

Acquisitions:
Common stock issued	0	340,737
Fair value of assets acquired, excluding acquired cash and intangibles	115	1,960,922
Fair value of liabilities assumed	31	1,869,854

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018

NOTE A:	BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2018 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $14.7 million and $46.8 million from Merchants were included in the consolidated income statement for the three and nine months ended September 30, 2018, respectively.  Direct expenses, which may not include certain shared expenses, of approximately $7.4 million and $22.7 million from Merchants were included in the consolidated income statement for the three and nine months ended September 30, 2018, respectively.  Revenues of approximately $16.8 million and $25.8 million from Merchants were included in the consolidated income statement for the three and nine months ended September 30, 2017, respectively.  Direct expenses, which may not include certain shared expenses, of approximately $7.5 million and $11.5 million from Merchants were included in the consolidated income statement for the three and nine months ended September 30, 2017, respectively.

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

On February 3, 2017, the Company completed its acquisition of Northeast Retirement Services, Inc. (“NRS”) and its subsidiary Global Trust Company (“GTC”), headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, strengthens and complements the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $23.0 million deferred tax liability associated with the customer list intangible, and $75.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $10.3 million and $30.1 million from NRS were included in the consolidated statements of income for the three and nine months ended September 30, 2018, respectively.  Expenses of $6.1 million and $18.1 million from NRS were included in the consolidated statements of income for the three and nine months ended September 30, 2018, respectively.  Revenues of $8.7 million and $22.1 million from NRS were included in the consolidated income statement for the three and nine months ended September 30, 2017, respectively.  Expenses of $5.8 million and $15.1 million from NRS were included in the consolidated income statement for the three and nine months ended September 30, 2017, respectively.

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

Direct costs related to the acquisitions were expensed as incurred.  During the three and nine months ended September 30, 2018, the Company recognized merger and acquisition integration-related recoveries in the amount of $0.8 million due to an adjustment of contract termination expenses related to the Merchants acquisition that have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses amount to $0.6 million and $25.2 million during the three and nine months ended September 30, 2017 and have been separately stated in the Consolidated Statements of Income.

NOTE C:	ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 63 through 71 of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.  None of the Company's investment securities have been classified as trading securities at September 30, 2018.  Certain equity securities that do not have a readily determinable fair value are stated at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.  These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”), the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.  During the third quarter of 2018, the Company adjusted the carrying value of an equity security without a readily determinable fair value based on observable price changes for identical investments of the same issuer.  This adjustment resulted in a $0.8 million unrealized gain on equity securities.

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

Employee Benefit Services
Employee benefit services income consists of revenue received from retirement plan services, collective investment fund services, fund administration, transfer agency, consulting and actuarial services.  The Company’s performance obligation that relates to plan services are satisfied over time and the resulting fees are recognized monthly or quarterly, based upon the market value of the assets under management and the applicable fee rate or on a time expended basis. Payment is generally received a few days after month end or quarter end. The Company does not earn performance-based incentives. Transactional services such as consulting services, mailings, or other ad hoc services are provided to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.  Employee benefit services revenue primarily relates to the Company’s Employee Benefit Services operating segment.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018, $26.9 million of accounts receivable, including $7.9 million of unbilled fee revenue, and $2.9 million of unearned revenue was recorded in the Consolidated Statements of Condition.  As of December 31, 2017, $29.8 million of accounts receivable, including $6.5 million of unbilled fee revenue, and $3.9 million of unearned revenue was recorded in the Consolidated Statements of Condition.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018 and applied the guidance on a modified retrospective basis for the presentation of other components of net periodic benefit cost in the Consolidated Statements of Income.  The impact of the adoption of this guidance resulted in the reclassification of net periodic benefit income of $1.9 million and $5.1 million from salaries and employee benefits to other expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively.

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

NOTE D:	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018				December 31, 2017
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,039,086	$0	$40,991	$1,998,095	$2,043,023	$15,886	$4,838	$2,054,071
Obligations of state and political subdivisions	473,048	5,250	2,933	475,365	514,949	14,064	57	528,956
Government agency mortgage-backed securities	369,970	1,297	13,204	358,063	358,180	3,121	3,763	357,538
Corporate debt securities	2,603	0	53	2,550	2,648	0	25	2,623
Government agency collateralized mortgage obligations	73,112	25	2,431	70,706	88,097	155	878	87,374
Marketable equity securities	0	0	0	0	251	275	0	526
Total available-for-sale portfolio	$2,957,819	$6,572	$59,612	$2,904,779	$3,007,148	$33,501	$9,561	$3,031,088

Equity and other Securities:
Equity securities, at fair value	$251	$247	$0	$498	$0	$0	$0	$0
Federal Home Loan Bank common stock	6,343	0	0	6,343	9,896	0	0	9,896
Federal Reserve Bank common stock	30,690	0	0	30,690	30,690	0	0	30,690
Certificates of deposit	0	0	0	0	3,865	0	0	3,865
Other equity securities, at cost	4,997	750	0	5,747	5,840	0	0	5,840
Total equity and other securities	$42,281	$997	$0	$43,278	$50,291	$0	$0	$50,291

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2018
	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	50	$1,633,859	$30,625	32	$364,236	$10,366	82	$1,998,095	$40,991
Obligations of state and political subdivisions	333	171,781	2,619	9	5,913	314	342	177,694	2,933
Government agency mortgage-backed securities	89	128,752	3,783	136	178,871	9,421	225	307,623	13,204
Corporate debt securities	0	0	0	1	2,550	53	1	2,550	53
Government agency collateralized mortgage obligations	12	8,371	199	36	59,825	2,232	48	68,196	2,431
Total available-for-sale investment portfolio	484	$1,942,763	$37,226	214	$611,395	$22,386	698	$2,554,158	$59,612

As of December 31, 2017

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	44	$699,709	$4,838	0	$0	$0	44	$699,709	$4,838
Obligations of state and political subdivisions	45	23,432	57	0	0	0	45	23,432	57
Government agency mortgage-backed securities	120	185,716	1,433	55	75,712	2,330	175	261,428	3,763
Corporate debt securities	1	2,623	25	0	0	0	1	2,623	25
Government agency collateralized mortgage obligations	39	80,041	878	1	1	0	40	80,042	878
Total available-for-sale investment portfolio	249	$991,521	$7,231	56	$75,713	$2,330	305	$1,067,234	$9,561

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2018 represents OTTI.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$61,112	$60,985
Due after one through five years	2,020,525	1,985,501
Due after five years through ten years	274,222	270,449
Due after ten years	158,878	159,075
Subtotal	2,514,737	2,476,010
Government agency mortgage-backed securities	369,970	358,063
Government agency collateralized mortgage obligations	73,112	70,706
Total	$2,957,819	$2,904,779

As of September 30, 2018, $289.0 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of September 30, 2018 have an overnight and continuous maturity.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	September 30, 2018	December 31, 2017
Business lending	$2,403,624	$2,424,223
Consumer mortgage	2,220,022	2,220,298
Consumer indirect	1,098,943	1,011,978
Consumer direct	184,349	179,929
Home equity	393,950	420,329
Gross loans, including deferred origination costs	6,300,888	6,256,757
Allowance for loan losses	(50,133)	(47,583)
Loans, net of allowance for loan losses	$6,250,755	$6,209,174

The outstanding balance related to credit impaired acquired loans was $7.8 million and $13.4 million at September 30, 2018 and December 31, 2017, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2017	$976
Accretion recognized, year-to-date	(722)
Net reclassification between accretable and non-accretable	239
Balance at September 30, 2018	$493

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$5,751	$355	$3,335	$9,441	$1,573,366	$1,582,807
Consumer mortgage	10,189	1,767	9,915	21,871	1,793,227	1,815,098
Consumer indirect	12,408	175	0	12,583	1,073,607	1,086,190
Consumer direct	1,510	20	0	1,530	179,399	180,929
Home equity	1,191	371	1,433	2,995	311,817	314,812
Total	$31,049	$2,688	$14,683	$48,420	$4,931,416	$4,979,836

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$1,134	$0	$3,711	$4,845	$5,851	$810,121	$820,817
Consumer mortgage	977	215	2,438	3,630	0	401,294	404,924
Consumer indirect	100	34	0	134	0	12,619	12,753
Consumer direct	74	0	0	74	0	3,346	3,420
Home equity	618	14	1,150	1,782	0	77,356	79,138
Total	$2,903	$263	$7,299	$10,465	$5,851	$1,304,736	$1,321,052

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2018			December 31, 2017
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,394,290	$740,329	$2,134,619	$1,170,156	$963,981	$2,134,137
Special mention	112,777	47,773	160,550	129,076	37,321	166,397
Classified	75,740	25,285	101,025	77,367	34,628	111,995
Doubtful	0	1,579	1,579	0	1,579	1,579
Acquired impaired	0	5,851	5,851	0	10,115	10,115
Total	$1,582,807	$820,817	$2,403,624	$1,376,599	$1,047,624	$2,424,223

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,803,416	$1,086,015	$180,909	$313,008	$3,383,348
Nonperforming	11,682	175	20	1,804	13,681
Total	$1,815,098	$1,086,190	$180,929	$314,812	$3,397,029

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$402,271	$12,719	$3,420	$77,974	$496,384
Nonperforming	2,653	34	0	1,164	3,851
Total	$404,924	$12,753	$3,420	$79,138	$500,235

The following table details the balances in all other loan categories at December 31, 2017:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,742,387	$991,541	$174,431	$320,692	$3,229,051
Nonperforming	12,222	295	48	1,448	14,013
Total	$1,754,609	$991,836	$174,479	$322,140	$3,243,064

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$462,597	$20,134	$5,450	$96,693	$584,874
Nonperforming	3,092	8	0	1,496	4,596
Total	$465,689	$20,142	$5,450	$98,189	$589,470

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of September 30, 2018 and December 31, 2017 follows:

(000’s omitted)	September 30, 2018	December 31, 2017
Loans with allowance allocation	$3,956	$5,125
Loans without allowance allocation	1,151	884
Carrying balance	5,107	6,009
Contractual balance	9,688	9,165
Specifically allocated allowance	956	804

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and nine months ended September 30, 2018 and 2017 was immaterial.

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

Information regarding TDRs as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018						December 31, 2017
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	5	$165	3	$319	8	$484	8	$218	7	$501	15	$719
Consumer mortgage	45	2,000	46	1,783	91	3,783	51	2,265	44	1,750	95	4,015
Consumer indirect	0	0	76	814	76	814	0	0	71	883	71	883
Consumer direct	0	0	22	70	22	70	0	0	25	69	25	69
Home equity	12	215	8	279	20	494	13	245	7	204	20	449
Total	62	$2,380	155	$3,265	217	$5,645	72	$2,728	154	$3,407	226	$6,135

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2018 and 2017.  Of the loans noted in the table below, all loans for the three months and nine months ended September 30, 2018 and 2017 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	1	$51
Consumer mortgage	4	195	8	540
Consumer indirect	14	117	8	181
Consumer direct	2	10	1	1
Home equity	1	0	1	8
Total	21	$322	19	$781

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	1	$93	4	$414
Consumer mortgage	7	407	15	1,040
Consumer indirect	24	176	22	323
Consumer direct	5	21	4	7
Home equity	2	85	3	106
Total	39	$782	48	$1,890

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618
Charge-offs	(73)	(144)	(2,364)	(465)	(221)	0	0	(3,267)
Recoveries	93	46	1,190	223	15	0	0	1,567
Provision	321	(205)	1,719	299	225	(159)	15	2,215
Ending balance	$18,780	$10,170	$14,969	$3,221	$2,034	$911	$48	$50,133

	Three Months Ended September 30, 2017
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,230	$10,197	$13,918	$2,945	$2,242	$856	$63	$47,451
Charge-offs	(124)	(198)	(2,328)	(574)	0	0	0	(3,224)
Recoveries	127	24	1,058	221	12	0	0	1,442
Provision	399	280	1,130	426	(52)	142	(11)	2,314
Ending balance	$17,632	$10,303	$13,778	$3,018	$2,202	$998	$52	$47,983

	Nine Months Ended September 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(2,000)	(588)	(6,031)	(1,324)	(325)	0	(368)	(10,636)
Recoveries	404	109	3,688	612	31	0	0	4,844
Provision	3,119	184	3,844	894	221	(189)	269	8,342
Ending balance	$18,780	$10,170	$14,969	$3,221	$2,034	$911	$48	$50,133

	Nine Months Ended September 30, 2017
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,220	$10,094	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(1,062)	(541)	(5,969)	(1,463)	(228)	0	(184)	(9,447)
Recoveries	481	42	3,379	648	44	0	0	4,594
Provision	993	708	2,586	854	(13)	347	128	5,603
Ending balance	$17,632	$10,303	$13,778	$3,018	$2,202	$998	$52	$47,983

NOTE F:	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2018			December 31, 2017
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(42,790)	$20,112	$62,902	$(37,877)	$25,025
Other intangibles	87,616	(29,507)	58,109	86,535	(20,902)	65,633
Total amortizing intangibles	$150,518	$(72,297)	$78,221	$149,437	$(58,779)	$90,658

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct - Dec 2018	$4,375
2019	15,296
2020	12,722
2021	10,853
2022	9,317
Thereafter	25,658
Total	$78,221

Shown below are the components of the Company’s goodwill at December 31, 2017 and September 30, 2018:

(000’s omitted)	December 31, 2017	Activity	September 30, 2018
Goodwill	$739,254	$(951)	$738,303
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$734,430	$(951)	$733,479

NOTE G:	MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of September 30, 2018, the Company sponsors two business trusts, Community Capital Trust IV (“CCT IV”) and MBVT Statutory Trust I (“MBVT I”), of which 100% of the common stock is owned by the Company.  The common stock of MBVT Statutory Trust I was acquired in the Merchants acquisition.  The Company previously sponsored Community Statutory Trust III (“CST III”) until July 31, 2018 when the Company exercised its right to redeem all of the CST III debentures and associated preferred securities for a total of $25.2 million. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (3.98%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.28%)	12/31/2034	Par

NOTE H:	BENEFIT PLANS

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

Effective June 1, 2018, the Company adopted the Community Bank System, Inc. Restoration Plan (“Restoration Plan”).  The Restoration Plan is a non-qualified deferred compensation plan for certain employees whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation.  Adoption of the plan resulted in an unfunded initial projected benefit obligation of approximately $0.8 million that will be amortized over the average expected future years of service of active plan participants.

The net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1,154	$1,037	$3,396	$3,143	$0	$0	$0	$0
Interest cost	1,422	1,453	4,251	4,265	18	19	52	57
Expected return on plan assets	(3,705)	(3,448)	(11,115)	(9,977)	0	0	0	0
Amortization of unrecognized net loss	299	148	895	619	5	2	15	6
Amortization of prior service cost	(60)	13	(225)	43	(45)	(45)	(134)	(134)
Net periodic benefit cost (income)	$(890)	$(797)	$(2,798)	$(1,907)	$(22)	$(24)	$(67)	$(71)

NOTE I:	EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2018.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2018, compared to 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended September 30, 2017, and 0.1 million weighted-average anti-dilutive stock options outstanding for the nine months ended September 30, 2017 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2018	2017	2018	2017
Net income	$43,106	$35,243	$127,818	$78,691
Income attributable to unvested stock-based compensation awards	(191)	(164)	(563)	(387)
Income available to common shareholders	$42,915	$35,079	$127,255	$78,304

Weighted-average common shares outstanding – basic	51,250	50,703	51,108	48,189
Basic earnings per share	$0.84	$0.69	$2.49	$1.62

Net income	$43,106	$35,243	$127,818	$78,691
Income attributable to unvested stock-based compensation awards	(191)	(164)	(563)	(387)
Income available to common shareholders	$42,915	$35,079	$127,255	$78,304

Weighted-average common shares outstanding – basic	51,250	50,703	51,108	48,189
Assumed exercise of stock options	608	585	590	640
Weighted-average common shares outstanding – diluted	51,858	51,288	51,698	48,829
Diluted earnings per share	$0.83	$0.68	$2.46	$1.60

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first nine months of 2018.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,097,509	$1,080,004
Standby letters of credit	32,160	23,782
Total	$1,129,669	$1,103,786

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,867,144	$130,951	$0	$1,998,095
Obligations of state and political subdivisions	0	475,365	0	475,365
Government agency mortgage-backed securities	0	358,063	0	358,063
Corporate debt securities	0	2,550	0	2,550
Government agency collateralized mortgage obligations	0	70,706	0	70,706
Total available-for-sale investment securities	1,867,144	1,037,635	0	2,904,779
Equity securities	498	0	0	498
Mortgage loans held for sale	0	0	0	0
Commitments to originate real estate loans for sale	0	0	9	9
Forward sales commitments	0	9	0	9
Interest rate swap agreements asset	0	1,306	0	1,306
Interest rate swap agreements liability	0	(1,360)	0	(1,360)
Total	$1,867,642	$1,037,590	$9	$2,905,241

	December 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,909,290	$144,781	$0	$2,054,071
Obligations of state and political subdivisions	0	528,956	0	528,956
Government agency mortgage-backed securities	0	357,538	0	357,538
Corporate debt securities	0	2,623	0	2,623
Government agency collateralized mortgage obligations	0	87,374	0	87,374
Marketable equity securities	526	0	0	526
Total available-for-sale investment securities	1,909,816	1,121,272	0	3,031,088
Mortgage loans held for sale	0	461	0	461
Commitments to originate real estate loans for sale	0	0	89	89
Forward sales commitments	0	4	0	4
Interest rate swap agreements asset	0	1,064	0	1,064
Interest rate swap agreements liability	0	(904)	0	(904)
Total	$1,909,816	$1,121,897	$89	$3,031,802

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

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  There were no mortgage loans held for sale at September 30, 2018.  The unrealized gain on mortgage loans held for sale was recognized in other banking services revenues in the consolidated statements of income and is immaterial.

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

	September 30, 2018				December 31, 2017
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Other real estate owned	$0	$0	$1,142	$1,142	$0	$0	$1,915	$1,915

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 76.3% at September 30, 2018 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at September 30, 2018.

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

(000's omitted)	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,142	Fair Value of Collateral	Estimated cost of disposal/market adjustment	9.0% - 76.3% (32.3%)
Commitments to originate real estate loans for sale	9	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Other real estate owned	$1,915	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 99.0% (38.5%)
Commitments to originate real estate loans for sale	89	Discounted cash flow	Embedded servicing value	1%

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,250,755	$6,171,599	$6,209,174	$6,244,941
Financial liabilities:
Deposits	8,463,821	8,441,535	8,444,420	8,431,481
Short-term borrowings	0	0	24,000	24,000
Securities sold under agreement to repurchase, short-term	274,561	274,561	337,011	337,011
Other long-term debt	1,998	1,915	2,071	2,021
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939	122,814	122,814

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

Borrowings and subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation.  The fair value of short-term borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date.  Fair values for long-term debt and subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.  The difference between the carrying value of subordinated debt held by unconsolidated subsidiary trusts, and fair value, is not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at September 30, 2018.  The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

The Company acquired interest rate swaps in the Merchants acquisition with notional amounts with certain commercial customers which totaled $37.5 million at September 30, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $37.5 million. The weighted average receive rate of these interest rate swaps was 4.06%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.7 years.  The fair values of $1.3 million and $1.3 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at September 30, 2018. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps in the Merchants acquisition with notional amounts totaling $6.6 million at September 30, 2018 that were designated as fair value hedges of certain fixed rate loans with municipalities. At September 30, 2018, the weighted average receive rate of these interest rate swaps was 2.74%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.8 years. The fair value of $0.05 million at September 30, 2018, was reflected as an increase to loans and an increase to other liabilities.  The ineffective portion of the interest swaps was immaterial and is not recorded in earnings.

The Company assessed its counterparty risk at September 30, 2018 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2018
Net interest income	$86,060	$102	$36	$0	$86,198
Provision for loan losses	2,215	0	0	0	2,215
Noninterest revenues	18,002	23,815	14,737	(763)	55,791
Amortization of intangible assets	1,535	1,970	922	0	4,427
Acquisition expenses	(832)	0	0	0	(832)
Other operating expenses	57,863	14,025	10,513	(763)	81,638
Income before income taxes	$43,281	$7,922	$3,338	$0	$54,541
Assets	$10,440,732	$205,565	$66,470	$(53,200)	$10,659,567
Goodwill	$629,916	$83,275	$20,288	$0	$733,479

Three Months Ended September 30, 2017
Net interest income	$84,227	$104	$64	$0	$84,395
Provision for loan losses	2,314	0	0	0	2,314
Noninterest revenues	20,120	21,207	12,298	(684)	52,941
Amortization of intangible assets	1,796	2,323	830	0	4,949
Acquisition expenses	534	11	35	0	580
Other operating expenses	56,926	12,788	9,217	(684)	78,247
Income before income taxes	$42,777	$6,189	$2,280	$0	$51,246
Assets	$10,613,065	$226,812	$77,802	$(67,461)	$10,850,218
Goodwill	$629,153	$84,448	$17,904	$0	$731,505

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2018
Net interest income	$257,313	$264	$91	$0	$257,668
Provision for loan losses	8,342	0	0	0	8,342
Noninterest revenues	58,399	70,316	43,285	(2,159)	169,841
Amortization of intangible assets	4,914	6,047	2,819	0	13,780
Acquisition expenses	(782)	7	6	0	(769)
Other operating expenses	172,283	41,938	32,603	(2,159)	244,665
Income before income taxes	$130,955	$22,588	$7,948	$0	$161,491

Nine Months Ended September 30, 2017
Net interest income	$229,233	$276	$189	$0	$229,698
Provision for loan losses	5,603	0	0	0	5,603
Noninterest revenues	54,049	59,961	36,510	(2,035)	148,485
Amortization of intangible assets	3,520	6,256	2,204	0	11,980
Acquisition expenses	23,784	1,190	218	0	25,192
Other operating expenses	160,311	37,225	27,557	(2,035)	223,058
Income before income taxes	$90,064	$15,566	$6,720	$0	$112,350

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2018 and 2017, although in some circumstances the second quarter of 2018 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2018, “third quarter” refers to the three months ended September 30, 2018, “YTD” refers to the nine months ended September 30, 2018, and earnings per share (“EPS”) figures refer to diluted EPS.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity, and do not affect earnings until realized.  Unrealized gains and losses on equity securities with a readily determinable fair value are recognized in the consolidated statements of income.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired (“OTTI”).  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security, and it is not more likely than not that the Company will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on a “net adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain(loss) on equity securities, loss on debt extinguishment and the one-time benefit from the revaluation of net deferred tax liabilities.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition activity in its reported results.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and optimize interest rate risk, yield and liquidity, (iv) increase the noninterest component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

Third quarter net income increased $7.9 million, or 22.3%, compared to the third quarter of 2017.  Earnings per share of $0.83 for the third quarter of 2018 increased $0.15 from the third quarter of 2017.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income, a slightly lower provision for loan losses, higher noninterest revenues, lower acquisition expenses and a lower effective tax rate, partially offset by higher noninterest expenses, and an increase in diluted shares outstanding.  Third quarter net income and earnings per share were also impacted by debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) that were effective for the Company beginning in the third quarter of 2018.  Third quarter net income adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion, increased $6.3 million, or 16.7%, as compared to the third quarter of 2017.  Earnings per share adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion of $0.84 for the third quarter increased $0.11, or 15.1%, compared to the third quarter of 2017.

September 2018 YTD net income increased $49.1 million, or 62.4%, compared to the first nine months of 2017.  Earnings per share 2018 YTD of $2.46 was $0.86 higher than 2017 YTD earnings per share.  The increase in net income and earnings per share for the YTD period are primarily the result of higher net interest income, higher noninterest revenues, lower acquisition expenses attributable to the Merchants Bancshares, Inc. (“Merchants”) and Northeast Retirement Services, Inc. (“NRS”) acquisitions in 2017, partially offset by higher noninterest expenses, an increase in the provision for loan losses and an increase in diluted shares outstanding.  YTD net income and earnings per share were also impacted by debit interchange fee limitations mandated by the Durbin amendment of the Dodd-Frank Act.  YTD net income adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion, increased $31.2 million, or 30.7%, compared to September YTD 2017.  Earnings per share adjusted for acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion of $2.55 for the first nine months of 2018 increased $0.48, or 23.2%, compared to the first nine months of 2017.

Average loans and deposits were down for the quarter, but increased on YTD in comparison to the equivalent prior year period, due primarily to the Merchants acquisition completed in May 2017.  On an ending basis, both loans and deposits decreased compared to the prior year.

U.S. market interest rates have increased over the past year.  In connection with these rising interest rates, the Company’s total cost of funds increased slightly from the prior year period.  However, the increase in the rate paid on interest-bearing deposits was moderated by the change in mix of the Company’s funding base with a shift toward lower cost core funding sources.  Due to the Merchants acquisition, the majority of the Company’s borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit like features and typically bear lower rates of interest than other types of wholesale borrowings.

The third quarter 2018 provision for loan losses was $0.1 million lower than the third quarter of 2017, while the September YTD provision for loan losses was $2.7 million higher than the prior YTD period.  The increase in the September YTD provision is primarily due to growth in certain non-acquired loan portfolios.  Third quarter 2018 nonperforming loans were up $1.6 million compared to the third quarter of 2017.  Net charge-offs were $1.7 million for the third quarter of 2018, compared to $1.8 million of net charge-offs for the third quarter of 2017.

Net Income and Profitability

As shown in Table 1, net income for the third quarter of $43.1 million increased $7.9 million, or 22.3%, as compared to the third quarter of 2017.  September YTD net income of $127.8 million increased $49.1 million, or 62.4%, compared to September YTD 2017.  Earnings per share of $0.83 for the third quarter increased $0.15 compared to the third quarter of 2017, while earnings per share for the first nine months of 2018 of $2.46 was $0.86 higher than the first nine months of 2017.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income, a slightly lower provision for loan losses, higher noninterest revenues, lower acquisition expenses and a lower effective tax rate, partially offset by higher noninterest expenses, and an increase in diluted shares outstanding.  The increase in net income and earnings per share for the YTD period are primarily the result of higher net interest income, higher noninterest revenues, lower acquisition expenses and a lower effective tax rate, partially offset by higher noninterest expenses, an increase in the provision for loan losses and an increase in diluted shares outstanding.  Net income adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion was $44.0 million for the third quarter of 2018.  This represents an increase of $6.3 million, or 16.7%, as compared to the third quarter of 2017.  Net income adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion of $133.0 million for the September YTD period increased $31.2 million, or 30.7%, compared to September YTD 2017.  Earnings per share adjusted to exclude acquisition expenses, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion of $0.84 for the third quarter and $2.55 for the YTD period, was up $0.11 compared to the third quarter of 2017, and up $0.48 compared to the first nine months of 2017.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $86.2 million was up $1.8 million, or 2.1%, from the comparable prior year period.  Net interest income for the first nine months of 2018 increased $28.0 million, or 12.2%, versus the first nine months of 2017.  The quarterly improvement in net interest income resulted from an increase in the yield on interest-earning assets and a decrease in interest-bearing liability balances, partially offset by a decrease in interest-earning assets and an increase in the average rate paid on interest-bearing liabilities.  The year-over-year improvement was due to an increase in interest-earning assets and an increase in the yield on interest-earning assets, primarily due to the impact of the Merchants acquisition, partially offset by an increase in interest-bearing liabilities and the average rate paid on interest-bearing liabilities.

Third quarter and YTD noninterest revenues were $55.8 million and $169.8 million, respectively, up $2.9 million, or 5.4%, from the third quarter of 2017 and up $21.4 million, or 14.4%, from the first nine months of 2017.  The YTD increase was primarily a result of the Merchants acquisition completed in May 2017 and the NRS acquisition completed in February 2017, offset by the $3.4 million impact of debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Act that were effective for the Company beginning in the third quarter of 2018.  The quarterly results were favorably impacted by acquired and organic growth, offset by the impact of the Durbin amendment.  Between the third quarter of 2017 and the third quarter of 2018, the Company acquired four small insurance and wealth management practices contributing to revenue growth.  Employee benefit services revenues for the quarter increased primarily due to organic increases in plan asset and participant levels.

Noninterest expenses of $85.2 million for the third quarter reflected an increase of $1.5 million, or 1.7%, from the third quarter of 2017, while noninterest expenses of $257.7 million for the September YTD period reflected a decrease of $2.6 million, or 1.0%, from the first nine months of 2017.  Excluding acquisition-related expenses, 2018 operating expenses were $2.9 million, or 3.4%, higher for the third quarter and $23.4 million, or 10.0%, higher for the YTD timeframe.  The increases in noninterest expenses were largely the result of operating a larger franchise, including the impact of the Merchants and NRS acquisitions.

The effective income tax rates were 21.0% and 20.9% for the third quarter and YTD 2018, respectively, as compared to 31.2% and 30.0% for the comparable prior year periods.  The decrease in effective income tax rates between the periods is primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) signed into law in December 2017.  The Tax Cuts and Jobs Act permanently lowered the corporate tax rate from 35% to 21% for tax years including or commencing January 1, 2018.  The windfall tax benefit associated with stock-based compensation reduced income taxes by $0.3 million and $2.2 million for the third quarter and YTD 2018, respectively, as compared to a reduction of $0.3 million and $2.9 million for the comparable prior year periods.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2018	2017	2018	2017
Net interest income	$86,198	$84,395	$257,668	$229,698
Provision for loan losses	2,215	2,314	8,342	5,603
Noninterest revenues	55,791	52,941	169,841	148,485
Noninterest expenses	85,233	83,776	257,676	260,230
Income before income taxes	54,541	51,246	161,491	112,350
Income taxes	11,435	16,003	33,673	33,659
Net income	$43,106	$35,243	$127,818	$78,691

Diluted weighted average common shares outstanding	52,086	51,526	51,925	49,067
Diluted earnings per share	$0.83	$0.68	$2.46	$1.60

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $87.3 million, a $0.5 million, or 0.6%, increase from the same period last year.  A ten basis point increase in the average yield on earning assets and a $300.6 million decrease in average interest-bearing liabilities favorably impacted net interest income.  This was partially offset by a decrease in interest-earning assets of $120.6 million and a five basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the third quarter increase in the average yield on earning assets and the volume decrease on interest-bearing liabilities had a combined $2.5 million favorable impact on net interest income, while the volume decrease in interest-earning assets and the rate increase on interest-bearing liabilities had a $2.0 million unfavorable impact on net interest income.  September YTD net interest income of $261.0 million, as reflected in Table 2b, increased $24.2 million, or 10.2%, from the year-earlier period.  The September YTD increase resulted from an increase in interest-earning assets of $762.8 million from the prior year, reflective of the Merchants acquisition, and a seven basis point increase in the earning asset yield, partially offset by a $315.9 million increase in average interest-bearing liabilities and a four basis point increase in the rate paid on interest-bearing liabilities.  The volume increase in interest-earning assets and increase in yield had a $26.7 million favorable impact on September YTD net interest income, while the volume increase on interest-bearing liabilities and rate increase on interest-bearing liabilities had a $2.5 million unfavorable impact on net interest income.

The higher net interest margin for the third quarter of 2018 as compared to the third quarter of 2017 was the result of a ten basis point increase in the earning asset yield, partially offset by a five basis point increase in the average rate on interest-bearing liabilities.  The net interest margin of 3.72% for the first nine months of 2018 was five basis points higher than the comparable period of 2017.  The yield on interest-earning assets increased seven basis points, while the rate on interest-bearing liabilities increased four basis points for the first nine months of 2018 as compared to the prior year period.

The higher average yield on earning assets for the quarter was the result of an increase in the average yield on loans, partially offset by a decrease in the average yield on investments.  For the third quarter, the average yield on loans increased by 20 basis points, while the average yield on investments, including cash equivalents, decreased 14 basis points compared to the prior year.  The seven basis point increase in the yield on earning assets for the first nine months of 2018 was the result of a 19 basis point increase in the average yield on loans compared to the comparable period of 2017, partially offset by a 22 basis point decrease in the average yield on investments, including cash equivalents.  The increase in the loan yield was due primarily to an increase in acquired loan accretion on the acquired Merchants portfolio.  The lower average yield of investments was the result of maturing higher interest rate investments being replaced with lower rate instruments.

The average rate on interest-bearing liabilities increased by five basis points compared to the prior year quarter as the average rate paid on borrowings increased 52 basis points and the rate paid on interest-bearing deposits increased four basis points from the prior year quarter.  For the first nine months of 2018, the average rate on interest-bearing deposits increased three basis points from the comparable prior year period, while the average rate on borrowings increased 14 basis points.  The increase in the average cost of borrowings was primarily the result of an increase in the variable rates paid on overnight borrowings and subordinated debt due to increases in market interest rates.

The third quarter average balance of investments, including cash equivalents, decreased $67.0 million as compared to the corresponding prior year period as maturities, calls and principal payments outpaced investment purchases.  The third quarter YTD average balance of investments, including cash equivalents, increased $167.7 million, principally the result of securities acquired in the Merchants transaction.  Average loan balances decreased $53.6 million for the quarter and increased $595.1 million YTD as compared to the prior year, with $541.2 million of the YTD increase a result of the Merchants acquisition.

The average balance of interest-bearing deposits for the third quarter decreased $153.0 million compared to the prior year quarter, while the YTD average of interest-bearing deposits increased $258.1 million compared to the prior year period.  The Merchants transaction was responsible for a $325.3 million increase in YTD average interest-bearing deposits.  The average borrowing balance, including FHLB borrowings, subordinated debt held by unconsolidated subsidiary trusts, and securities sold under agreement to repurchase (customer repurchase agreements), decreased $147.6 million for the quarter and increased $57.8 million for the YTD period.  The quarterly decrease in average borrowings was primarily a result of a decrease in overnight borrowings and the redemption of the subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, and associated preferred securities during the third quarter of 2018 for a total of $25.2 million.

Tables 2a and 2b below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.4% and 37.8% in 2018 and 2017, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$26,832	$108	1.60%	$26,986	$74	1.09%
Taxable investment securities (1)	2,574,116	15,313	2.36%	2,571,459	15,155	2.34%
Nontaxable investment securities (1)	441,719	4,081	3.67%	511,182	5,758	4.47%
Loans (net of unearned discount)(2)	6,289,868	72,472	4.57%	6,343,468	69,881	4.37%
Total interest-earning assets	9,332,535	91,974	3.91%	9,453,095	90,868	3.81%
Noninterest-earning assets	1,287,337			1,409,518
Total assets	$10,619,872			$10,862,613

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,333,657	1,589	0.12%	$5,411,179	1,262	0.09%
Time deposits	743,924	1,175	0.63%	819,412	861	0.42%
Customer repurchase agreements	216,389	393	0.72%	241,283	315	0.52%
FHLB borrowings	71,040	403	2.25%	176,949	587	1.32%
Subordinated debt held by unconsolidated subsidiary trusts	106,054	1,145	4.28%	122,804	1,067	3.45%
Total interest-bearing liabilities	6,471,064	4,705	0.29%	6,771,627	4,092	0.24%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,336,778			2,307,205
Other liabilities	147,796			196,502
Shareholders' equity	1,664,234			1,587,279
Total liabilities and shareholders' equity	$10,619,872			$10,862,613

Net interest earnings		$87,269			$86,776

Net interest spread			3.62%			3.57%
Net interest margin on interest-earning assets			3.71%			3.64%

Fully tax-equivalent adjustment		$1,071			$2,381

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$95,761	$1,188	1.66%	$40,002	$283	0.95%
Taxable investment securities (1)	2,577,807	46,275	2.40%	2,395,567	43,687	2.44%
Nontaxable investment securities (1)	455,816	12,651	3.71%	526,113	17,861	4.54%
Loans (net of unearned discount)(2)	6,259,668	213,481	4.56%	5,664,591	185,076	4.37%
Total interest-earning assets	9,389,052	273,595	3.90%	8,626,273	246,907	3.83%
Noninterest-earning assets	1,306,465			1,237,619
Total assets	$10,695,517			$9,863,892

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,438,539	4,353	0.11%	$5,174,225	3,573	0.09%
Time deposits	753,853	2,924	0.52%	760,071	2,345	0.41%
Customer repurchase agreements	262,999	1,192	0.61%	124,216	394	0.42%
FHLB borrowings	34,179	530	2.07%	119,638	1,049	1.17%
Subordinated debt held by unconsolidated subsidiary trusts	117,170	3,645	4.16%	112,677	2,808	3.33%
Total interest-bearing liabilities	6,606,740	12,644	0.26%	6,290,827	10,169	0.22%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,298,008			1,961,220
Other liabilities	147,208			177,297
Shareholders' equity	1,643,561			1,434,548
Total liabilities and shareholders' equity	$10,695,517			$9,863,892

Net interest earnings		$260,951			$236,738

Net interest spread			3.64%			3.61%
Net interest margin on interest-earning assets			3.72%			3.67%

Fully tax-equivalent adjustment		$3,283			$7,040

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

Table 3: Rate/Volume

	Three months ended September 30, 2018 versus September 30, 2017 Increase (Decrease) Due to Change in (1)			Nine months ended September 30, 2018 versus September 30, 2017 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$0	$34	$34	$587	$318	$905
Taxable investment securities	16	142	158	3,280	(692)	2,588
Nontaxable investment securities	(723)	(954)	(1,677)	(2,203)	(3,007)	(5,210)
Loans	(595)	3,186	2,591	20,045	8,360	28,405
Total interest-earning assets (2)	(1,170)	2,276	1,106	22,162	4,526	26,688

Interest paid on:
Interest checking, savings and money market deposits	(18)	345	327	189	591	780
Time deposits	(85)	399	314	(19)	598	579
Customer repurchase agreements	(29)	107	78	570	228	798
FHLB borrowings	(465)	281	(184)	(1,025)	506	(519)
Subordinated debt held by unconsolidated subsidiary trusts	(159)	237	78	116	721	837
Total interest-bearing liabilities (2)	(188)	801	613	531	1,944	2,475

Net interest earnings (2)	(1,117)	1,610	493	21,169	3,044	24,213

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup).  The Company also periodically records net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017
Deposit service fees	$16,127	$18,419	$54,268	$49,781
Employee benefit services	23,265	20,767	68,813	58,618
Insurance services	8,270	6,344	23,044	19,709
Wealth management services	6,168	5,707	19,370	16,105
Other banking services	1,192	1,335	2,794	2,846
Mortgage banking	344	369	1,148	1,424
Subtotal	55,366	52,941	169,437	148,483
Unrealized gain on equity securities	743	0	722	0
Loss on debt extinguishment	(318)	0	(318)	0
Gain on sales of investment securities, net	0	0	0	2
Total noninterest revenues	$55,791	$52,941	$169,841	$148,485

Noninterest revenues/operating revenues (FTE basis) (1)	39.4%	38.4%	39.9%	38.9%

(1) For purposes of this ratio noninterest revenues exclude gain on sales of investment securities, unrealized gain on equity securities and loss on debt extinguishment. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenue, excluding gain on sales of investment securities, unrealized gain on equity securities, loss on debt extinguishment and acquired non-impaired loan accretion.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $55.8 million for the third quarter of 2018 and $169.8 million for the first nine months of 2018.  This represents an increase of $2.9 million, or 5.4%, for the quarter and $21.4 million, or 14.4%, for the YTD period in comparison to 2017.  The quarterly increase was driven by higher employee benefit services revenue (up $2.5 million), higher wealth management and insurance revenue (up $2.4 million) and an unrealized gain on equity securities of $0.7 million, partially offset by lower deposit service fees (down $2.3 million), lower other banking services revenue (down $0.1 million), slightly lower mortgage banking revenue and a $0.3 million loss on debt extinguishment.  The YTD increase was driven by higher deposit service fees (up $4.5 million), higher employee benefit services revenue (up $10.2 million), higher wealth management and insurance revenue (up $6.6 million) and an unrealized gain on equity securities of $0.7 million, partially offset by lower other banking services revenue (down $0.1 million), lower mortgage banking revenue (down $0.3 million) and a $0.3 million loss on debt extinguishment. The increases primarily related to incremental banking revenues from the Merchants acquisition and revenues from acquired financial services activities, partially offset by the impact of debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Act that were effective for the Company beginning in the third quarter of 2018.

General recurring banking noninterest revenue, including deposit service fees and other banking services, totaling $17.3 million for the third quarter and $57.1 million for the first nine months of 2018 were down $2.4 million, or 12.3%, and up $4.4 million, or 8.4%, respectively, as compared to the corresponding prior year periods.  Beginning in the third quarter of 2018, the Company became subject to the limitation on interchange fees for debit card transactions established by the Durbin amendment of the Dodd-Frank Act for financial institutions with total assets greater than $10.0 billion.  The $2.4 million quarter-over-quarter decrease in recurring banking noninterest revenue was primarily due to a $3.4 million, or $0.05 per share, decrease in deposit service fees due to the impact of Durbin amendment debit interchange price restrictions. The increase in banking noninterest revenues over the comparable nine month period was primarily driven by an expanded customer base following the Merchants transaction, partially offset by the impact of Durbin amendment debit interchange price restrictions.

Mortgage banking income totaled $0.3 million for the third quarter of 2018 and $1.1 million for the first nine months of 2018, which was consistent with the prior year quarter and a decrease of $0.3 million compared to the prior YTD period.  Mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other residential mortgage loan-related fee income.  Mortgage loans sold to investors, primarily Fannie Mae, totaled $8.3 million in the third quarter of 2018 and $16.3 million for the first nine months of 2018 compared to $8.9 million and $24.3 million in the respective comparable prior year periods.  Realization of the unrealized gains or losses on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities, are dependent on market conditions and long-term interest rate trends.

Employee benefit services revenue increased $2.5 million, or 12.0%, over the comparable quarterly period, and $10.2 million, or 17.4%, over the comparable YTD period.  The quarterly increase is primarily due to organic growth in plan asset and participant levels, while the YTD increase is due to organic growth and acquired growth associated with the NRS acquisition completed in 2017.  Wealth management and insurance services revenues were up $2.4 million, or 19.8%, for the third quarter of 2018 and up $6.6 million, or 18.4%, for 2018 YTD as compared to the same time periods of 2017 due to both organic and acquired revenue growth from OneGroup and CISI.

The ratio of noninterest revenues to total revenues (FTE basis) was 39.4% for the quarter and 39.9% for the nine months ended September 30, 2018, respectively, versus 38.4% and 38.9% for the comparable periods of 2017.  The increase in this ratio for the YTD period is due to a 14.1% increase in noninterest revenues versus a 9.5% increase in adjusted net interest income (FTE basis), primarily the result of the mix of business acquired in the NRS and Merchants transactions.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017
Salaries and employee benefits(1)	$51,062	$48,426	$155,323	$137,897
Occupancy and equipment	9,770	9,106	29,738	25,939
Data processing and communications	10,509	9,313	29,463	28,229
Amortization of intangible assets	4,427	4,949	13,780	11,980
Legal and professional fees	2,522	2,764	8,047	7,796
Business development and marketing	2,587	2,586	7,301	7,119
Acquisition expenses	(832)	580	(769)	25,192
Other	5,188	6,052	14,793	16,078
Total noninterest expenses	$85,233	$83,776	$257,676	$260,230

Noninterest operating expenses(2)/average assets	3.05%	2.86%	3.06%	3.02%
Efficiency ratio(3)	58.0%	56.8%	57.7%	58.5%

(1)
In accordance with ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $1.9 million and $5.1 million of income from components of net periodic benefit income other than service cost was reclassified from Salaries and employee benefits to Other noninterest expenses for the three and nine months ended September 30, 2017, respectively.

(2)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(3)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (2) divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding gains and losses on investment sales, unrealized gains and losses on equity securities and loss on debt extinguishment.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $85.2 million and $257.7 million for the third quarter and YTD periods of 2018, respectively.  This represents an increase of $1.5 million, or 1.7%, from the third quarter of 2017 and a $2.6 million, or 1.0%, decrease from the YTD 2017 period.  Acquisition expenses were $1.4 million and $26.0 million less in the third quarter and YTD 2018 periods, respectively, as compared to the corresponding 2017 periods.  Salaries and employee benefits increased $2.6 million, or 5.4%, and $17.4 million, or 12.6%, for the third quarter and YTD periods of 2018, respectively, as compared to the corresponding periods of 2017.  The main drivers of the increase were more full-time equivalent employees due to the Merchants and NRS acquisitions and annual merit-based and incentive-based personnel cost increases.  The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.7 million for the quarter and $3.8 million YTD), data processing and communications (up $1.2 million for the quarter and $1.2 million YTD), amortization of intangible assets (down $0.5 million for the quarter and up $1.8 million YTD), legal and professional fees (down $0.2 million for the quarter and up $0.3 million YTD), business development and marketing (consistent with the prior year quarter and up $0.2 million YTD), and other expenses (down $0.9 million for the quarter and down $1.3 million YTD).  The increases in quarterly and YTD operating expenses were primarily driven by the additional costs associated with the acquired Merchants and NRS business activities.

The Company’s efficiency ratio (as defined in the table above) was 58.0% for the third quarter, 1.2% higher than the comparable quarter of 2017.  This resulted from operating expenses as described above increasing by 4.3%, while operating revenues (as described above) increased by a lesser 2.0% from higher FTE-adjusted net interest income and growth in noninterest revenues.  The efficiency ratio of 57.7% for the first nine months of 2018 was 0.8% favorable compared to the first nine months of 2017 due to 9.5% higher FTE-adjusted net interest income excluding acquired non-impaired loan accretion and a 14.1% increase in noninterest revenues excluding realized and unrealized gains and losses on investments resulting in an increase in operating revenue of 11.3%, while operating expenses (as described above) increased at a lesser 9.7%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 19 basis points versus the prior year quarter and was four basis points above the prior YTD period.  Operating expenses (as defined above) increased 4.3% for the quarter and 9.7% for the YTD period, while average assets decreased 2.2% for the quarter and increased 8.4% for the YTD period, impacted by asset growth related to the Merchants acquisition, offset by additional operating costs associated with operating a larger enterprise.

Income Taxes

The third quarter and YTD 2018 effective income tax rates were 21.0% and 20.9%, respectively, as compared to the 31.2% and 30.0% for the comparable periods of 2017.  The decline in the rate is primarily attributable to the impact of the Tax Cuts and Jobs Act signed into law in December 2017, combined with the impact of the windfall tax benefit associated with accounting for share-based transactions.  The Tax Cuts and Jobs Act lowered the corporate tax rate from 35% to 21% for tax years including or commencing January 1, 2018.  Excluding the reduction in income tax expense associated with the windfall tax benefit from share-based transactions, the third quarter and YTD 2018 effective income tax rates were 21.5% and 22.2%, respectively, as compared to 31.9% and 32.5% for the comparable periods of 2017.

Investment Securities

The carrying value of investments, including unrealized gains and losses on available-for-sale securities, was $2.95 billion at the end of the third quarter, a decrease of $133.3 million from December 31, 2017 and $177.2 million lower than September 30, 2017.  The book value (excluding unrealized gains and losses) of investments decreased $57.3 million from December 31, 2017 and $72.2 million from September 30, 2017.  During the first nine months of 2018, the Company purchased $47.5 million of government agency mortgage-backed securities with an average yield of 3.43%.  The Company also received proceeds from $102.5 million of investment maturities, calls, and principal payments during the first nine months of 2018.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains and losses.  At September 30, 2018, the net unrealized loss on the investment portfolio was $52.0 million.  This represents a decrease of $76.0 million from the unrealized gain at December 31, 2017 and a $105.0 million decrease from the unrealized gain at September 30, 2017.  These changes in the net unrealized gains were principally driven by the movement in long-term interest rates.

Table 6: Investment Securities

	September 30, 2018		December 31, 2017		September 30, 2017
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,039,086	$1,998,095	$2,043,023	$2,054,071	$2,040,820	$2,074,141
Obligations of state and political subdivisions	473,048	475,365	514,949	528,956	540,810	557,959
Government agency mortgage-backed securities	369,970	358,063	358,180	357,538	342,838	344,922
Corporate debt securities	2,603	2,550	2,648	2,623	2,663	2,662
Government agency collateralized mortgage obligations	73,112	70,706	88,097	87,374	93,922	94,049
Marketable equity securities	0	0	251	526	251	527
Total available-for-sale portfolio	2,957,819	2,904,779	3,007,148	3,031,088	3,021,304	3,074,260

Equity and other Securities:
Equity securities, at fair value	251	498	0	0	0	0
Federal Home Loan Bank common stock	6,343	6,343	9,896	9,896	8,837	8,837
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	30,690	30,690
Certificates of deposit	0	0	3,865	3,865	5,581	5,581
Other equity securities, at adjusted cost	4,997	5,747	5,840	5,840	5,850	5,850
Total equity and other securities	42,281	43,278	50,291	50,291	50,958	50,958

Total investments	$3,000,100	$2,948,057	$3,057,439	$3,081,379	$3,072,262	$3,125,218

Loans

As shown in Table 7, loans ended the third quarter at $6.30 billion, down $7.8 million, or 0.1%, from one year earlier and up $44.1 million, or 0.7%, from the end of 2017.  The decrease in loans outstanding compared to one year earlier is primarily related to a decrease in commercial loans outstanding in the Company’s New England region, partially offset by loan growth in the New York and Pennsylvania markets.  The increase in loans compared to the end of 2017 is due to growth in the Company’s consumer direct and indirect installment portfolios, offset by decreases in the business lending, consumer mortgage and home equity portfolios.

Table 7: Loans

(000's omitted)	September 30, 2018		December 31, 2017		September 30, 2017
Business lending	$2,403,624	38.2%	$2,424,223	38.7%	$2,458,981	39.0%
Consumer mortgage	2,220,022	35.2%	2,220,298	35.5%	2,206,527	35.0%
Consumer indirect	1,098,943	17.4%	1,011,978	16.2%	1,034,716	16.4%
Consumer direct	184,349	2.9%	179,929	2.9%	183,898	2.9%
Home equity	393,950	6.3%	420,329	6.7%	424,598	6.7%
Total loans	$6,300,888	100.0%	$6,256,757	100.0%	$6,308,720	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing.  The business lending portfolio decreased $55.4 million, or 2.3%, from September 30, 2017 and decreased $20.6 million, or 0.8%, from December 31, 2017, as contractual and unscheduled principal reductions outpaced loan originations.  Highly competitive conditions continue to prevail in the markets in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $13.5 million, or 0.6%, from one year ago and decreased $0.3 million from December 31, 2017.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  However, recent increases in mortgage rates have altered the primary loan purpose to predominately new home purchases, while negatively impacting refinance origination volumes.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  Home equity loans decreased $30.6 million, or 7.2%, from one year ago and decreased $26.4 million, or 6.3%, from December 31, 2017.  Similar to refinance origination volumes in the Company’s consumer mortgage portfolio, rising interest rates have impacted the level of utilization of the Company’s home equity loan product.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $64.7 million, or 5.3%, from one year ago and increased $91.4 million, or 7.7%, from December 31, 2017.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2018 and 2017 and December 31, 2017.

Table 8: Nonperforming Assets

(000's omitted)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans
Business lending	$7,046	$8,272	$4,723
Consumer mortgage	12,353	13,788	13,980
Consumer indirect	0	0	0
Consumer direct	0	0	0
Home equity	2,583	2,680	2,807
Total nonaccrual loans	21,982	24,740	21,510
Accruing loans 90+ days delinquent
Business lending	355	571	79
Consumer mortgage	1,982	1,526	1,505
Consumer indirect	209	303	167
Consumer direct	20	48	69
Home equity	385	264	41
Total accruing loans 90+ days delinquent	2,951	2,712	1,861
Nonperforming loans
Business lending	7,401	8,843	4,802
Consumer mortgage	14,335	15,314	15,485
Consumer indirect	209	303	167
Consumer direct	20	48	69
Home equity	2,968	2,944	2,848
Total nonperforming loans	24,933	27,452	23,371
Other real estate owned (OREO)	1,142	1,915	1,873
Total nonperforming assets	$26,075	$29,367	$25,244

Nonperforming loans / total loans	0.40%	0.44%	0.37%
Nonperforming assets / total loans and other real estate	0.41%	0.47%	0.40%
Delinquent loans (30 days old to nonaccruing) to total loans	0.93%	1.10%	1.05%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.37%	0.11%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.12%	0.20%	0.14%
Provision for loan losses to net charge-offs (quarterly)	130%	93%	130%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	138%	67%	125%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company’s asset quality remained positive in the third quarter of 2018 and continued to illustrate the long-term effectiveness of the Company’s disciplined risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at September 30, 2018 were $26.1 million.  This represents a $3.3 million decrease as compared to the level at the end of 2017 and a $0.8 million increase as compared to one year earlier.  Nonperforming loans decreased $2.5 million from year-end 2017 and increased $1.6 million from September 30, 2017.  Other real estate owned (“OREO”) at September 30, 2018 was $1.1 million.   This compares to $1.9 million at December 31, 2017 and $1.9 million from September 30, 2017.  At September 30, 2018, OREO consisted of 23 residential properties.  This compares to three commercial properties with a total value of $0.6 million and 27 residential OREO properties with a total value of $1.3 million at December 31, 2017 and three commercial properties with a total value of $0.9 million and 23 residential properties with a total value of $1.0 million at September 30, 2017.  Nonperforming loans were 0.40% of total loans outstanding at the end of the third quarter; four basis points lower than the level at December 31, 2017 and a three basis point increase from the level at September 30, 2017.

Consumer mortgages comprised 57% of nonperforming loans at September 30, 2018.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers.  Approximately 30% of the nonperforming loans at September 30, 2018 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans increased from the prior year, but decreased from December 31, 2017.  The remaining 13% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by similar factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 201% at the end of the third quarter, as compared to 173% at year-end 2017 and 205% at September 30, 2017.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.93% at the end of the third quarter, 17 basis points below the 1.10% at year-end 2017 and 12 basis points below the 1.05% at September 30, 2017.  The business lending delinquency ratio at the end of the third quarter was six basis points below the level at December 31, 2017 and 11 basis points below the level at September 30, 2017.  The delinquency ratios for consumer direct, consumer indirect and consumer mortgage loans decreased as compared to the levels at December 31, 2017 and September 30, 2017.  The delinquency ratio for the home equity portfolio increased as compared to both December 31, 2017 and the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$49,618	$47,451	$47,583	$47,233
Charge-offs:
Business lending	73	124	2,368	1,246
Consumer mortgage	144	198	588	541
Consumer indirect	2,364	2,328	6,031	5,969
Consumer direct	465	574	1,324	1,463
Home equity	221	0	325	228
Total charge-offs	3,267	3,224	10,636	9,447
Recoveries:
Business lending	93	127	404	481
Consumer mortgage	46	24	109	42
Consumer indirect	1,190	1,058	3,688	3,379
Consumer direct	223	221	612	648
Home equity	15	12	31	44
Total recoveries	1,567	1,442	4,844	4,594

Net charge-offs	1,700	1,782	5,792	4,853
Provision for loans losses	2,215	2,314	8,342	5,603

Allowance for loan losses at end of period	$50,133	$47,983	$50,133	$47,983
Allowance for loan losses / total loans	0.80%	0.76%	0.80%	0.76%
Allowance for legacy loan losses / total legacy loans (1)	0.96%	1.00%	0.96%	1.00%
Allowance for loan losses / nonperforming loans	201%	205%	201%	205%
Allowance for legacy loan losses / legacy nonperforming loans (1)	274%	276%	274%	276%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.00%	0.03%	0.11%	0.03%
Consumer mortgage	0.02%	0.00%	0.03%	0.05%
Consumer indirect	0.43%	0.48%	0.30%	0.33%
Consumer direct	0.50%	0.74%	0.51%	0.57%
Home equity	0.21%	-0.01%	0.10%	0.06%
Total loans	0.11%	0.11%	0.12%	0.11%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2018 were $1.7 million, $0.1 million lower than the third quarter of 2017.  Net charge-offs for the nine months ended September 30, 2018 were $5.8 million, a $0.9 million increase from the first nine months of 2017.  The business lending and home equity portfolios experienced higher net charge-offs through the first nine months of 2018, as compared to the first nine months of 2017, while the consumer mortgage, consumer indirect and consumer direct portfolios experienced lower net charge-offs than the prior YTD period.  The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2018 was 0.11%, consistent with the third quarter of 2017.  Net charge-off ratios for the third quarter of 2018 for all portfolios except consumer indirect and home equity were below the Company’s average for the trailing eight quarters.  The September YTD annualized net charge-off ratio of 0.12% for total loans was one basis point higher than the equivalent prior year period.

The Company recorded a $2.2 million provision for loan losses in the third quarter, with $2.1 million related to legacy loans and $0.1 million related to acquired loans.  The third quarter provision was $0.1 million lower than the equivalent prior year period.  The third quarter 2018 loan loss provision was $0.5 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $50.1 million as of September 30, 2018 increased $2.2 million from the level one year ago.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.80% at September 30, 2018, four basis points higher than the level at September 30, 2017 and four basis points above the level at December 31, 2017.

As of September 30, 2018, the purchase discount related to the $1.34 billion of remaining non-impaired loan balances acquired from Merchants, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $25.7 million, or 1.9% of that portfolio, with $2.5 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average total deposits were $8.41 billion in the third quarter.  These were down $123.4 million, or 1.4%, compared to the third quarter of 2017, and decreased $99.5 million, or 1.2%, from the fourth quarter of last year.  The mix of average deposit balances changed as the weighting of core deposits (noninterest checking, interest checking, savings and money markets) has increased from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  This change in deposit mix reflects the Company’s goal of expanding core account relationships.  This shift in product mix helped contain the Company’s cost of deposits at 0.13% in spite of significant increases in market interest rates between the periods, three basis points higher than the third quarter of 2017.

Average nonpublic fund deposits for the third quarter of 2018 increased $36.5 million, or 0.5%, versus the fourth quarter of 2017 and decreased $38.9 million, or 0.5%, versus the prior year third quarter.  Average public fund deposits for the third quarter decreased $135.9 million, or 12.8%, from the fourth quarter of 2017 and $84.5 million, or 8.4%, from the third quarter of 2017.  Public fund deposits as a percentage of total deposits decreased from 11.8% in the third quarter of 2017 to 11.0% in the third quarter of 2018.

Table 10: Quarterly Average Deposits

(000's omitted)	September 30, 2018	December 31, 2017	September 30, 2017
Noninterest checking deposits	$2,336,778	$2,307,155	$2,307,205
Interest checking deposits	1,890,900	1,823,552	1,810,915
Savings deposits	1,464,272	1,419,703	1,415,439
Money market deposits	1,978,485	2,181,141	2,184,825
Time deposits	743,924	782,267	819,412
Total deposits	$8,414,359	$8,513,818	$8,537,796

Nonpublic fund deposits	$7,488,333	$7,451,849	$7,527,279
Public fund deposits	926,026	1,061,969	1,010,517
Total deposits	$8,414,359	$8,513,818	$8,537,796

Borrowings and Repurchase Agreements

Borrowings at the end of the third quarter totaled $99.9 million, including subordinated debt held by unconsolidated subsidiary trusts and other long-term debt.  This was $24.9 million, or 20.0%, lower than borrowings at December 31, 2017 and $26.5 million, or 20.9%, below the end of the third quarter of 2017.  The decrease was primarily due to the redemption of the trust preferred subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, during the third quarter of 2018 for a total of $25.2 million.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $274.6 million at the end of the third quarter of 2018, a decrease of $62.5 million from December 31, 2017 and $36.1 million below September 30, 2017.  This decreases from the end of 2017 and the prior year third quarters were due primarily to the seasonal characteristics of this portfolio.

Shareholders’ Equity

Total shareholders’ equity was $1.67 billion at the end of the third quarter.  This was up $33.0 million, or 2.0%, from the balance at December 31, 2017.  During the first nine months of 2018, the Company recorded net income of $127.8 million, issued $7.2 million of treasury stock to the Company’s benefit plans, issued $5.8 million of shares under the employee stock plan and $4.6 million from employee stock options earned.  These amounts were partially offset by a $58.2 million decrease in other comprehensive income and dividends declared of $54.2 million.  The change in other comprehensive income was comprised of a $58.0 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio and a negative $0.2 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $75.1 million, as net income and the issuance of common stock in association with the employee stock plan and the Company’s benefit plans more than offset a lower market value adjustment on investments, dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.72% at the end of the third quarter, up 72 basis points from year-end 2017 and 1.18% above its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2017 was primarily due to an increase in ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 6.5%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, decreased 0.6%.  The Tier 1 leverage ratio increased compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 10.5% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, decreased 1.7%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.13% increased 0.52% from December 31, 2017 and increased 0.77% versus September 30, 2017 (See Table 11 for Reconciliation of GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets.

The dividend payout ratio, defined as dividends declared divided by net income, for the first nine months of 2018 was 42.4%, compared to 61.3% for the nine months ended September 30, 2017.  Net income increased 62.4% over the prior year period due to the impact of one-time costs incurred in association with the Merchants and NRS acquisitions on prior year earnings and a lower effective tax rate on current year earnings, while dividends declared increased 12.4% as the Company’s quarterly dividend per share was raised from $0.34 to $0.38 in August 2018.  The 2018 dividend increase marked the Company’s 26th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 1.1% over the last twelve months.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Company maintains appropriate liquidity levels in both normal operating environments as well as stressed environments.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective.  The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk.  The indicators are monitored using a scorecard with three risk level limits.  These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources.  The risk indicators are monitored using such statistics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds available that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”) and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at September 30, 2018.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.  At September 30, 2018, the Company had $256.8 million of cash and cash equivalents of which $56.9 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Company also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.5 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2018, this ratio was 13.3% for 30-days and 13.5% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  There is a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2018, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2018 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017
Income statement data

Net income
Net income (GAAP)	$43,106	$35,243	$127,818	$78,691
Acquisition expenses	(832)	580	(769)	25,192
Tax effect of acquisition expenses	174	(181)	163	(7,750)
Subtotal (non-GAAP)	42,448	35,642	127,212	96,133
Unrealized gain on equity securities	(743)	0	(722)	0
Tax effect of unrealized gain on equity securities	156	0	152	0
Subtotal (non-GAAP)	41,861	35,642	126,642	96,133
Loss on debt extinguishment	318	0	318	0
Tax effect of loss on debt extinguishment	(67)	0	(67)	0
Subtotal (non-GAAP)	42,112	35,642	126,893	96,133
Amortization of intangibles	4,427	4,949	13,780	11,980
Tax effect of amortization of intangibles	(928)	(1,545)	(2,883)	(3,627)
Subtotal (non-GAAP)	45,611	39,046	137,790	104,486
Acquired non-impaired loan accretion	(1,980)	(1,879)	(6,083)	(3,958)
Tax effect of acquired non-impaired loan accretion	415	587	1,271	1,216
Adjusted net income (non-GAAP)	$44,046	$37,754	$132,978	$101,744

Return on average assets
Adjusted net income (non-GAAP)	$44,046	$37,754	$132,978	$101,744
Average total assets	10,619,872	10,862,613	10,695,517	9,863,892
Adjusted return on average assets (non-GAAP)	1.65%	1.38%	1.66%	1.38%

Return on average equity
Adjusted net income (non-GAAP)	$44,046	$37,754	$132,978	$101,744
Average total equity	1,664,234	1,587,279	1,643,561	1,434,548
Adjusted return on average equity (non-GAAP)	10.50%	9.44%	10.82%	9.48%

Earnings per common share
Diluted earnings per share (GAAP)	$0.83	$0.68	$2.46	$1.60
Acquisition expenses	(0.02)	0.01	(0.02)	0.51
Tax effect of acquisition expenses	0.00	0.00	0.00	(0.15)
Subtotal (non-GAAP)	0.81	0.69	2.44	1.96
Unrealized gain on equity securities	(0.01)	0.00	(0.01)	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.80	0.69	2.43	1.96
Loss on debt extinguishment	0.01	0.00	0.01	0.00
Tax effect of loss on debt extinguishment	0.00	0.00	(0.00)	0.00
Subtotal (non-GAAP)	0.81	0.69	2.44	1.96
Amortization of intangibles	0.08	0.10	0.27	0.25
Tax effect of amortization of intangibles	(0.02)	(0.03)	(0.06)	(0.08)
Subtotal (non-GAAP)	0.87	0.76	2.65	2.13
Acquired non-impaired loan accretion	(0.04)	(0.04)	(0.12)	(0.08)
Tax effect of acquired non-impaired loan accretion	0.01	0.01	0.02	0.02
Diluted adjusted net earnings per share (non-GAAP)	$0.84	$0.73	$2.55	$2.07

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2018	2017	2018	2017
Income statement data (continued)
Noninterest operating expenses
Noninterest expenses (GAAP)	$85,233	$83,776	$257,676	$260,230
Amortization of intangibles	(4,427)	(4,949)	(13,780)	(11,980)
Acquisition expenses	832	(580)	769	(25,192)
Total noninterest operating expenses (non-GAAP)	$81,638	$78,247	$244,665	$223,058

Efficiency ratio
Noninterest operating expenses (non-GAAP) - numerator	$81,638	$78,247	$244,665	$223,058
Fully tax-equivalent net interest income	87,269	86,776	260,951	236,738
Noninterest revenues	55,791	52,941	169,841	148,485
Acquired non-impaired loan accretion	(1,980)	(1,879)	(6,083)	(3,958)
Unrealized gain on equity securities	(743)	0	(722)	0
Loss on debt extinguishment	318	0	318	0
Gain on sales of investments	0	0	0	(2)
Operating revenues (non-GAAP) - denominator	$140,655	$137,838	$424,305	$381,263
Efficiency ratio (non-GAAP)	58.0%	56.8%	57.7%	58.5%

(000's omitted)	September 30, 2018	December 31, 2017	September 30, 2017
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,659,567	$10,746,198	$10,850,218
Intangible assets	(811,700)	(825,088)	(824,355)
Deferred taxes on intangible assets	46,882	48,419	75,820
Total tangible assets (non-GAAP)	$9,894,749	$9,969,529	$10,101,683

Total common equity
Shareholders' Equity (GAAP)	$1,668,345	$1,635,315	$1,593,245
Intangible assets	(811,700)	(825,088)	(824,355)
Deferred taxes on intangible assets	46,882	48,419	75,820
Total tangible common equity (non-GAAP)	$903,527	$858,646	$844,710

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$903,527	$858,646	$844,710
Total tangible assets (non-GAAP) - denominator	$9,894,749	$9,969,529	$10,101,683
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.13%	8.61%	8.36%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

•	Asset and liability levels using September 30, 2018 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2018
+200 basis points	$(3,084,000)
+100 basis points	$(1,141,000)
-100 basis points	$(4,424,000)
-200 basis points	$(11,333,000)

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

In the falling rate environments, the Bank shows interest rate risk exposure to lower short term rates.  During the first twelve months, net interest income declines largely due to lower assumed rates on new loans, including adjustable and variable rate assets.  Modestly lower funding costs associated with deposits and borrowings only partially offset the decrease in interest income.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2017 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2018.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the third quarter of 2018.

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

Community Bank System, Inc.

Date: November 9, 2018	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 9, 2018	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer