Form 10-K
period 2018-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2019-03-01
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to                                           .
Commission file number 001-13695
(Exact name of registrant as specified in its charter)

Delaware	16‑1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
(Address of principal executive offices)	(Zip Code)

(315) 445‑2282
(Registrant’s telephone number, including area code)

Securities registered pursuant of Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered.
Common Stock, Par Value $1.00 per share	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  . No  ☒ .

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2018 (the registrant’s most recently completed second fiscal quarter): $2,967,005,765.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2019: 51,318,005

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 15, 2019 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2018, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.  The Company also sponsors two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers.  As of December 31, 2018, the Bank operates 224 full-service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

The Company maintains a website at cbna.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The information posted on the website is not incorporated into or a part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at https://www.sec.gov.

Acquisition History (2014-2018)

Kinderhook Bank Corp. - Subsequent Event/ Pending Acquisition
On January 22, 2019, the Company announced that it had entered into a definitive agreement to acquire Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The acquisition will extend the Company’s footprint into the Capital District of Upstate New York. Upon the completion of the merger, the Bank will add 11 branch locations across a five county area in the Capital District of Upstate New York with approximately $640 million in assets, and deposits of $560 million. The acquisition is expected to close during the third quarter of 2019, pending both customary regulatory and Kinderhook shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2019.

Wealth Resources Network, Inc. - Subsequent Event
On January 2, 2019, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Wealth Resources Network, Inc. (“Wealth Resources”), a financial services business headquartered in Liverpool, New York. The Company paid $1.2 million in cash to acquire the assets of Wealth Resources and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

HR Consultants, LLC
On April 2, 2018, the Company, through its subsidiary, BPAS, acquired certain assets of HR Consultants (SA), LLC (“HR Consultants”), a provider of actuarial and benefit consulting services headquartered in Puerto Rico.  The Company paid $0.3 million in cash to acquire the assets of HR Consultants and recorded intangible assets of $0.3 million in conjunction with the acquisition.

Penna & Associates Agency, Inc.
On January 2, 2018, the Company, through its subsidiary, OneGroup, completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.3 million and a customer list intangible asset of $0.3 million in conjunction with the acquisition.

Styles Bridges Associates
On January 2, 2018, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Styles Bridges Associates (“Styles Bridges”), a financial services business headquartered in Canton, New York.  The Company paid $0.7 million in cash to acquire a customer list from Styles Bridges, and recorded a $0.7 million customer list intangible asset in conjunction with the acquisition.

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

Northeast Capital Management, Inc.
On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes-Barre, Pennsylvania.  The Company paid $1.2 million in cash to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

Merchants Bancshares, Inc.
On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extended the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.

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

Northeast Retirement Services, Inc.
On February 3, 2017, the Company completed its acquisition of NRS and its subsidiary GTC, headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, strengthens and complements the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, the creation of a $23.0 million deferred tax liability associated with the customer list intangible and $75.3 million in goodwill.

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

Services

Banking
The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank’s branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont and Western Massachusetts.  The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, CISI, Carta Group, and Nottingham, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services.  The Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

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

Competition
The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont and Massachusetts markets.  The Company competes actively for loans, deposits, and financial services relationships with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, insurance agencies, and other regulated and unregulated providers of financial services.  In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

The Company’s employee benefit trust and plan administration business competes on a national scale and provides geographic diversification for the Company.  Certain lines of business are marketed primarily through unaffiliated financial advisors, while others are marketed directly to plan sponsors and fund companies.  In order to compete with large national firms, the Company stresses its consultative approach to complex engagements.

The table below summarizes the Bank’s deposits and market share by the fifty-four counties of New York, Pennsylvania, Vermont, and Massachusetts in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
County	State	Deposits as of 6/30/2018(1) (000’s omitted)	Market Share (1)	Branches	ATM’s	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position
Grand Isle	VT	$37,681	100.00%	1	1	1	1
Lewis	NY	201,318	73.46%	4	4	3	3
Hamilton	NY	59,541	56.52%	2	2	2	2
Franklin	NY	344,894	52.83%	6	6	5	5
Madison	NY	418,397	45.71%	8	8	5	5
Allegany	NY	280,196	44.50%	9	10	8	8
Cattaraugus	NY	432,515	33.45%	10	11	7	6
Otsego	NY	344,457	29.82%	10	9	6	5
Schuyler	NY	53,185	24.97%	1	1	1	1
Seneca	NY	127,217	24.94%	4	3	4	4
Saint Lawrence	NY	456,884	24.58%	13	13	11	10
Yates	NY	97,185	23.36%	3	2	2	1
Clinton	NY	385,880	23.34%	4	7	2	2
Jefferson	NY	440,124	23.29%	7	9	6	6
Wyoming	PA	136,249	20.98%	4	4	4	3
Livingston	NY	190,211	19.59%	5	6	5	4
Chautauqua	NY	368,106	18.81%	12	12	10	7
Essex	NY	130,903	15.74%	5	5	4	3
Orange	VT	50,659	15.08%	2	2	2	2
Oswego	NY	202,165	13.59%	4	5	4	3
Caledonia	VT	69,740	10.92%	2	2	2	1
Wayne	NY	133,223	10.52%	3	4	2	2
Ontario	NY	236,577	10.33%	8	13	5	3
Addison	VT	57,973	9.48%	2	2	2	2
Delaware	NY	138,152	9.39%	5	5	5	4
Bennington	VT	77,389	9.18%	2	4	2	0
Chittenden	VT	589,812	8.90%	9	10	6	4
Tioga	NY	38,382	8.53%	2	2	2	1
Franklin	VT	50,716	7.88%	2	2	2	1
Rutland	VT	107,221	7.46%	3	3	2	1
Chemung	NY	75,227	6.88%	2	2	1	0
Susquehanna	PA	59,611	6.72%	3	1	3	2
Herkimer	NY	47,578	6.71%	1	1	1	1
Luzerne	PA	463,068	6.68%	10	13	8	4
Lackawanna	PA	405,557	6.40%	11	11	8	4
Steuben	NY	193,545	6.29%	8	9	7	4
Schoharie	NY	21,777	4.72%	1	1	1	0
Lamoille	VT	27,326	4.68%	1	1	1	1
Windham	VT	47,652	4.57%	2	3	2	1
Carbon	PA	45,025	4.55%	2	2	2	0
Oneida	NY	256,782	4.28%	6	8	5	3
Windsor	VT	58,462	4.20%	2	1	2	0
Washington	VT	87,601	3.63%	3	5	3	1
Cayuga	NY	43,880	3.60%	2	2	2	1
Bradford	PA	43,259	3.36%	2	2	2	1
Chenango	NY	22,822	2.56%	2	2	1	0
Washington	NY	19,569	2.53%	1	0	1	1
Warren	NY	37,977	1.96%	1	1	1	1
Onondaga	NY	206,535	1.65%	4	5	4	1
Ulster	NY	31,046	0.73%	1	1	1	1
Broome	NY	32,672	0.52%	1	1	1	0
Erie	NY	138,335	0.33%	4	4	3	2
Hampden	MA	37,223	0.29%	1	1	1	0
Tompkins	NY	4,867	0.16%	1	0	1	0
		8,664,348	5.67%	224	244	184	129
(1) Deposits and Market Share data as of June 30, 2018, the most recent information available from SNL Financial LLC.  Deposit amounts include $150.4 million of intercompany balances that are eliminated upon consolidation.

Employees

As of December 31, 2018, the Company employed 2,661 full-time employees and 272 part-time and temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2018.

Deposit Insurance
Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution.  A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution.  The initial base assessment rate is based on its capital level and supervisory ratings (its “CAMELS ratings”), certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.  The Bank’s adjusted average consolidated total assets for 4 consecutive quarters exceeded $10.0 billion in 2018, which resulted in a deposit insurance assessment based on a large institution classification, rather than the small institution classification for years prior to 2018.

For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.  The Bank’s FDIC insurance for 2018 was based on an assessment rate of three basis points.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  In September 2018, the DIF reserve ratio reached 1.36%, exceeding the required reserve ratio of 1.35% ahead of the September 30, 2020 deadline.   FDIC insurance expense totaled $3.2 million, $3.5 million and $3.7 million in 2018, 2017 and 2016, respectively.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry.  As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to implementing rules that have been taking effect over several years.

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

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.  The Company became subject to the interchange fee cap mandated by the Dodd-Frank Act beginning on July 1, 2018.  As such, the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.  Prior to July 1, 2018, the Company was exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year.

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.  Since the Company’s total consolidated assets exceed $10 billion the Company is subject to the direct supervision of the CFPB.  The CFPB has issued and continues to issue numerous regulations under which the Company and the Bank will continue to incur additional expense in connection with its ongoing compliance obligations.  Significant recent CFPB developments that may affect operations and compliance costs include:

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

In May of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted to amend the Dodd-Frank Act and modify certain post-crisis regulatory requirements, including a variety of provisions intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections.  Among other things, the law raised the asset size threshold for the filing of required company-run stress tests that the Dodd-Frank Act had applied to the Company and the Bank, from $10 billion to $250 billion in total assets.  As implemented by the federal banking agencies, these changes became effective in 2018 for banking organizations with total assets of less than $100 billion, such as the Bank.

The ongoing effects of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the Economic Growth Act and future proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on the Company and the banking industry.  As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations.  Nor can the Company predict the impact or substance of other future legislation or regulation.  However, it is expected that future legislation or regulation at a minimum will increase the Company’s and the Bank’s operating and compliance costs.  As rules and regulations continue to be implemented or issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Capital Requirements
The Company and the Bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  The risk-based capital standards that were applicable to the Company and the Bank through December 31, 2014 were based on the 1988 Capital Accord, known as Basel I (“Basel I”), of the Basel Committee on Banking Supervision (the “Basel Committee”).  However, in July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components.

The Capital Rules implement the Basel Committee’s December 2010 capital framework (known as “Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. Basel I risk-based capital rules.  The Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one, based in part, on the standardized approach set forth in “Basel II”.  The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies’ rules.

The Capital Rules, among other things: (i) introduces as a capital measure “Common Equity Tier 1,” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified revised requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the Capital Rules, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Capital Rules specific requirements.

Under the Capital Rules, the minimum capital ratios as of January 1, 2016 are as follows:
•	4.5% CET1 to total risk-weighted assets;
•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to total risk-weighted assets;
•	8.0% Total capital (Tier 1 Capital plus Tier 2 capital) to total risk-weighted assets;
•	4.0% Tier 1 capital to total adjusted quarterly average assets (known as “leverage ratio”)

Beginning in 2016, the Capital Rules required the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it is fully phased-in by the beginning of 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization will be required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general Basel I risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) were reversed for the purposes of determining regulatory capital. Under the Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded; however, banks not using the advanced approach, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank they did, make a one-time permanent election to continue to exclude these items.

Consistent with the section 171 of the Dodd-Frank Act, the Capital Rules allow certain bank holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital if they had less than $15 billion in assets as of December 31, 2009 and the securities were issued before May 19, 2010.  Accordingly, the trust preferred securities on the Company’s balance sheet will be included as Tier 1 capital while they are outstanding, unless the Company completes an acquisition of a depository institution holding company that did not meet this criteria, or are acquired by such an organization, after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the Capital Rules and would be included as Tier 2 capital.

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

With respect to the Bank, the Capital Rules also revise the prompt corrective action (“PCA”) regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category other than critically undercapitalized, with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0%; and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

The Capital Rules prescribe a standardized approach for risk weighted-assets that expands the risk-weight categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the asset. The risk-weight categories generally range from 0% for U.S. government and agency securities, to 1,250% for certain securitized exposures, and result in higher risk weights for a variety of asset categories. The standardized approach requires financial institutions to transition assets that are 90 days or more past due or on nonaccrual from their original risk weight to 150 percent.  Additionally, loans designated as high volatility commercial real estate (“HVCRE”) are assigned a risk-weighting of 150 percent.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity. The current requirements and the Company’s actual capital levels are detailed in Note P of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

Consumer Protection Laws
In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), the Servicemembers Civil Relief Act (“SCRA”), the Military Lending Act (“MLA”), and various state law counterparts.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive acts or practices.  The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets.  The Dodd-Frank Act also weakens the federal preemption rules that are applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws.  Further, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in any unfair, deceptive, or abusive acts or practices (“UDAAP”).  A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial, and reputational consequences.

In addition, the GLB Act requires all financial institutions to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establishes procedures and practices to protect customer data from unauthorized access.  In addition, the FCRA, as amended by the FACT Act, includes provisions affecting the Company, the Bank, and their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available.  The FRB and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been created under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.  The SCRA protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the MLA extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof.  The SCRA applies to all debts incurred prior to the commencement of active duty and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability.  The MLA applies to certain consumer loans and extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof.  The Bank is also subject to data security standards and data breach notice requirements issued by the OCC and other regulatory agencies.  The Bank has created policies and procedures to comply with these consumer protection requirements.

The CFPB issued the final rules implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprises, Federal Housing Administration, and Veterans Administration underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The Bank has created policies and procedures to comply with these consumer protection requirements.

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

Electronic Fund Transfer Act
Among other provisions, the federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The rule does not govern overdraft fees on the payment of checks and certain other forms of bill payments.

Community Reinvestment Act of 1977
Under the CRA, the Bank is required to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  Although the Bank must follow the requirements of CRA, it does not limit the Bank’s discretion to develop products and services that are suitable for a particular community or establish lending requirements or programs.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits discrimination in lending practices.  The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice.  The Bank’s latest CRA rating was “Satisfactory”.

The Bank Secrecy Act
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism.  The BSA includes a variety of recordkeeping and reporting requirements (such as currency transaction and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements.  The Company has established a bank secrecy act /anti-money laundering program and taken other appropriate measures in order to comply with BSA requirements.

Item 1A. Risk Factors

There are risks inherent in the Company’s business.  The material risks and uncertainties that management believes affect the Company are described below.  Adverse experience with these could have a material impact on the Company’s financial condition and results of operations.

Changes in interest rates affect our profitability, assets and liabilities.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) its ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of its financial assets and liabilities and (3) the average duration of the Company’s various categories of earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income could be adversely affected, which in turn could negatively affect its earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations or the interpretation and examination of existing laws and regulations.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The Company, as a financial holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing services including, but not limited to, retirement plan administration, fiduciary services to collective investment funds, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.  Such regulators govern the activities in which the Company and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

The Dodd-Frank Act, as amended by the Economic Growth Act, instituted major changes to the banking and financial institutions regulatory regimes based upon the performance of, and ultimate government intervention in, the financial services sector.  The ongoing effects of the Dodd-Frank Act, as well as continued rule-making and possible future changes to the regulatory requirements make it difficult to assess the overall impact of the Dodd-Frank Act and related regulatory developments on the Company and the Bank.  The implications of the Dodd-Frank Act for the Company’s businesses continue to depend to a large extent on the implementation of the legislation by the FRB and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.  All of these changes in regulations could subject the Company, among other things, to additional costs and limit the types of financial services and products it can offer and/or increase the ability of non-banks to offer competing financial services and products.

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

The Company’s failure to comply with laws, regulations or policies could result in civil or criminal sanctions, restrictions to its business model, and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Supervision and Regulation” for more information about the regulations to which the Company is subject.

The Company’s total consolidated assets exceeded $10 billion and is therefore subject to additional regulation and increased supervision including the CFPB.

The Dodd-Frank Act imposes additional regulatory requirement on institutions with $10 billion or more in assets.  The Company is now subject to the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates, (3) limitations on interchange fees for debit card transactions, (4) heightened compliance standards under the Volcker Rule, and (5) enhanced supervision as a larger financial institution.  The imposition of these regulatory requirements and increased supervision may continue to require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive.  The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet.  The Company competes on the basis of several factors, including capital, access to capital, revenue generation, quality customer service, products, services, transaction execution, innovation, reputation and price.  Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms.  These developments could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity.  The Company may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits.  Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

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

A new accounting standard may require us to increase the allowance for loan losses and may have a material adverse effect on the Company’s financial condition and results of operations.

The Financial Accounting Standards Board has released a new accounting standard that will be effective for the Company and the Bank for fiscal years beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require the Bank to increase the allowance for loan losses, and to increase the types of data the Bank would need to collect and review to determine the appropriate level of the allowance for loan losses. The extent of the increase to the allowance for loan losses will continue to be evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and employee benefit trust businesses depends in large part on the level of assets under management and administration.  Market volatility and the potential to lead customers to liquidate investments, as well as lower asset values, can reduce the level of assets under management and administration and thereby decrease the Company’s investment management and employee benefit trust revenues.

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

The Company depends on dividends from its banking subsidiary for cash revenues to support common dividend payments and other uses, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2018, the Company had $97.9 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition.  Recently completed and future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: obtaining timely regulatory approval, the difficulty of integrating operations and personnel, the potential disruption of the Company’s ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company’s loan portfolio is acquired and was not underwritten by the Company at origination.

At December 31, 2018, 20% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, the Company evaluates the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

The Company relies on third party vendors, which could expose the Company to additional cybersecurity risks.

Third party vendors provide key components of the Company’s business infrastructure, including certain data processing and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such vendors. In addition, a number of the Company’s vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

The Company is exposed to fraud in many aspects of the services and products that it provides.

The Company offers a wide variety of products and services.  When account credentials and other access tools are not adequately protected by its customers, risks and potential costs may increase.  As (a) sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) banking services and product offerings expand, the Company’s operational losses could increase.

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 265 properties located in the counties identified in the table on page 7, of which 161 are owned and 104 are under lease arrangements.  With respect to the Banking segment, the Company operates 224 full-service branches and 11 facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates 11 customer service facilities, all of which are leased.  With respect to the All Other segment, the Company operates 19 customer service facilities, all of which are leased.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2018 had a net book value of $80.5 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2018, the Company paid $9.0 million of rental fees for facilities leased for its operations.  Effective January 1, 2019, the Company adopted new lease accounting guidance in accordance with Accounting Standards Update 2016-02, Leases (Topic 842) that requires recognition of a liability associated with future payments under lease agreements and a right-of-use asset representing the right to use the underlying assets.  The adoption of this new guidance resulted in the recognition of a lease liability of approximately $33.5 million and corresponding right-of-use asset of approximately $33.5 million.  See the “New Accounting Pronouncements” Section of Note A on page 74 of the Notes to the Consolidated Financial Statements for further information about this guidance.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	58
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	54
Executive Vice President and Chief Operating Officer.  Mr. Kingsley assumed his current position in June 2018.  He served as Executive Vice President and Chief Financial Officer from August 2004 to June 2018.  He previously served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

George J. Getman	62
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Joseph E. Sutaris	51
Executive Vice President and Chief Financial Officer.  Mr. Sutaris assumed his current position in June 2018.  He served as Senior Vice President, Finance and Accounting from November 2017 to June 2018, as the Bank’s Director of Municipal Banking from September 2016 to November 2017 and as the Senior Vice President of the Central Region of the Bank from April 2011 to September 2016.  Mr. Sutaris joined the Company in April 2011 as part of the acquisition of Wilber National Bank where he served as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

Joseph F. Serbun	58
Executive Vice President and Chief Credit Officer.  Mr. Serbun assumed his current position in June 2018.  He served as the Bank’s Senior Vice President and Chief Credit Officer from June 2010 to June 2018 and as Vice President and Commercial Team Leader of the Bank from January 2008 until June 2010.  Prior to joining the Company, he served as Vice President at JPMorgan Chase Bank, N.A.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 51,318,005 shares of common stock outstanding on January 31, 2019, held by approximately 3,514 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend
2018
4th	$65.66	$54.72	$0.38
3rd	$66.52	$60.04	$0.38
2nd	$61.98	$52.61	$0.34
1st	$57.00	$51.22	$0.34

2017
4th	$56.80	$51.38	$0.34
3rd	$57.30	$49.11	$0.34
2nd	$58.03	$51.66	$0.32
1st	$62.32	$51.71	$0.32

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.38 per share for the first quarter of 2019.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company’s need for those funds.  However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2013 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	750,032	$29.20	52,847
2014 Long-term Incentive Plan	1,115,392	36.91	1,401,817
Equity compensation plans not approved by security holders	0	0	0
Total	1,865,424	$33.81	1,454,664

(1) The number of securities includes 221,063 shares of unvested restricted stock.

Stock Repurchase Program
At its December 2017 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2018.  There were no treasury stock purchases made under this authorization in 2018.  At its December 2018 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2019.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2018	0	$0.00	0	2,500,000
November 1-30, 2018(1)	498	63.28	0	2,500,000
December 1-31, 2018 (1)	334	57.21	0	2,500,000
Total	832	$60.84
  (1) Included in the common shares repurchased were shares acquired by the Company in connection with satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan of 498 shares and 334 shares in November 2018 and December 2018, respectively. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2018.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2018	2017	2016	2015	2014
Income Statement Data:
Loan interest income	$286,165	$253,949	$211,467	$187,743	$185,527
Investment interest income	76,568	75,506	73,720	71,879	70,693
Interest expense	17,678	13,780	11,291	11,202	11,792
Net interest income	345,055	315,675	273,896	248,420	244,428
Provision for loan losses	10,837	10,984	8,076	6,447	7,178
Noninterest income	223,720	202,421	155,625	123,303	119,020
Gain (loss) on investment securities & loss on debt extinguishment, net	339	2	0	(4)	0
Acquisition expenses and litigation settlement	(769)	25,986	1,706	7,037	2,923
Other noninterest expenses	346,058	321,163	265,142	226,018	223,657
Income before income taxes	212,988	159,965	154,597	132,217	129,690
Net income	168,641	150,717	103,812	91,230	91,353
Diluted earnings per share	3.24	3.03	2.32	2.19	2.22

Balance Sheet Data:
Cash equivalents	$29,083	$19,652	$24,243	$21,931	$12,870
Investment securities	2,981,658	3,081,379	2,784,392	2,847,940	2,512,974
Loans	6,281,121	6,256,757	4,948,562	4,801,375	4,236,206
Allowance for loan losses	(49,284)	(47,583)	(47,233)	(45,401)	(45,341)
Intangible assets	807,349	825,088	480,844	484,146	386,973
Total assets	10,607,295	10,746,198	8,666,437	8,552,669	7,489,440
Deposits	8,322,371	8,444,420	7,075,954	6,873,474	5,935,264
Borrowings	413,682	485,896	248,370	403,446	440,122
Shareholders’ equity	1,713,783	1,635,315	1,198,100	1,140,647	987,904

Capital and Related Ratios:
Cash dividends declared per share	$1.44	$1.32	$1.26	$1.22	$1.16
Book value per share	33.43	32.26	26.96	26.06	24.24
Tangible book value per share (1)	18.59	16.94	17.12	15.90	15.63
Market capitalization (in millions)	2,988	2,725	2,746	1,748	1,554
Tier 1 leverage ratio	11.08%	10.00%	10.55%	10.32%	9.96%
Total risk-based capital to risk-adjusted assets	19.06%	17.45%	19.10%	18.08%	18.75%
Tangible equity to tangible assets (1)	9.68%	8.61%	9.24%	8.59%	8.92%
Dividend payout ratio	43.8%	43.5%	53.7%	55.5%	51.6%
Period end common shares outstanding	51,258	50,696	44,437	43,775	40,748
Diluted weighted-average shares outstanding	51,975	49,665	44,720	41,605	41,232

Selected Performance Ratios:
Return on average assets	1.58%	1.49%	1.20%	1.17%	1.23%
Return on average equity	10.20%	10.21%	8.57%	8.87%	9.65%
Net interest margin	3.73%	3.69%	3.71%	3.73%	3.91%
Noninterest revenues/operating revenues (FTE) (2)	39.6%	38.8%	35.5%	32.3%	31.7%
Efficiency ratio (3)	58.0%	58.3%	59.6%	58.2%	58.4%

Asset Quality Ratios:
Allowance for loan losses/total loans	0.78%	0.76%	0.95%	0.95%	1.07%
Nonperforming loans/total loans	0.40%	0.44%	0.48%	0.50%	0.56%
Allowance for loan losses/nonperforming loans	197%	173%	199%	190%	190%
Loan loss provision/net charge-offs	119%	103%	129%	101%	117%
Net charge-offs/average loans	0.15%	0.18%	0.13%	0.15%	0.15%

(1)
The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill and other intangible assets.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).

(2)
For purposes of this ratio, noninterest revenues excludes unrealized gain on equity securities, loss on debt extinguishment and insurance-related recoveries. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain on equity securities, loss on debt extinguishment, insurance-related recoveries and acquired non-impaired loan accretion (See Table 20 for Reconciliation of GAAP to Non-GAAP measures).

(3)
Efficiency ratio provides a ratio of operating expenses to operating income.  It excludes intangible amortization, acquisition expenses, and litigation settlement from expenses and acquired non-impaired loan accretion, insurance-related recoveries, gains and losses on investment securities, and loss on debt extinguishment from income while adding a fully-taxable equivalent adjustment. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control.  Management also believes such information is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 26 and the Company’s Consolidated Financial Statements and related notes that appear on pages 60 through 109.  All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure.  The term “this year” and equivalent terms refer to results in calendar year 2018, “last year” and equivalent terms refer to calendar year 2017, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 54.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation and other-than-temporary impairment, the carrying value of goodwill and other intangible assets, and acquired loan valuations.  A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 65.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “net adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain (loss) on equity securities, loss on debt extinguishment and the one-time benefit from the revaluation of net deferred tax liabilities.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers.  The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”).  The Company also provides employee benefit and trust related services via its Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary, and wealth management and insurance-related services.

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

On April 2, 2018, the Company, through its subsidiary, Benefit Plans Administrative Services, Inc. (“BPAS”), acquired certain assets of HR Consultants (SA), LLC (“HR Consultants”), a provider of actuarial and benefit consulting services headquartered in Puerto Rico.  The Company paid $0.3 million in cash to acquire the assets of HR Consultants and recorded intangible assets of $0.3 million in conjunction with the acquisition.

The Company reported net income and earnings per share for the year ended December 31, 2018 that were 11.9% and 6.9%, respectively, above the prior year amounts.  The increase in net income was due primarily to the earnings generated by a full year of expanded business activities from the Merchants and NRS acquisitions.  Contributing to the increase in net income was an increase in net interest income, higher noninterest revenues and lower noninterest expenses.  Partially offsetting these items were an increase in weighted average diluted shares outstanding; attributable to shares issued in the Merchants and NRS transactions and shares issued in connection with the administration of the Company’s 401(k) plan and employee stock plan and higher income taxes.  Net income adjusted to exclude acquisition expenses, the one-time impact of the adjustment of net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”), unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion (“Adjusted Net Income”), increased $37.1 million, or 26.7%, compared to the prior year.  Earnings per share adjusted to exclude acquisition expenses, the one-time impact of the Tax Cuts and Jobs Act, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion (“Adjusted Earnings Per Share”), of $3.39 increased $0.59, or 21.1%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets, primarily reflective of the Merchants acquisition completed in May 2017.  Average deposits increased in 2018 as compared to 2017, reflective of organic growth in core deposits and the impact of the Merchants acquisition, partially offset by a decrease in time deposits.  Average external borrowings in 2018 increased from 2017 reflective of the subordinated debt held by an unconsolidated subsidiary and long-term debt acquired in the Merchants transaction and an increase in securities sold under an agreement to repurchase (“customer repurchase agreements”), partially offset by the redemption of trust preferred subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, during the third quarter of 2018.  Asset quality in 2018 remained stable and favorable in comparison to the end of 2017, with nonperforming loan ratios, the delinquency ratio and the full year net charge-off ratio at December 31, 2018 all improved from the prior year.

Net Income and Profitability

Net income for 2018 was $168.6 million, an increase of $17.9 million, or 11.9%, from 2017’s earnings.  Earnings per share for 2018 was $3.24, up $0.21, or 6.9%, from 2017’s results.  The 2018 results included a $0.8 million recovery of vendor contract termination charges, which were recorded as an acquisition expense during the second quarter of 2017.  The 2017 results included $26.0 million, or $0.37 per share, of acquisition expenses primarily related to the Merchants and NRS acquisitions.  Adjusted Net Income increased $37.1 million, or 26.7%, compared to the prior year.  Adjusted Earnings Per Share of $3.39 increased $0.59, or 21.1%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2017 was $150.7 million, an increase of $46.9 million, or 45.2%, from 2016’s earnings, while earnings per share for 2017 was $3.03, up $0.71, or 30.6%, from 2016’s results due primarily to the Merchants and NRS acquisitions, as well as the one-time impact of the Tax Cuts and Jobs Act.  The 2017 results included the aforementioned acquisition expenses.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2018	2017	2016	2015	2014
Net interest income	$345,055	$315,675	$273,896	$248,420	$244,428
Provision for loan losses	10,837	10,984	8,076	6,447	7,178
Gain/(Loss) on sales of investment securities, net	0	2	0	(4)	0
Unrealized gain on equity securities	657	0	0	0	0
Loss on debt extinguishment	(318)	0	0	0	0
Noninterest revenue	223,720	202,421	155,625	123,303	119,020
Acquisition expenses and litigation settlement	(769)	25,986	1,706	7,037	2,923
Other noninterest expenses	346,058	321,163	265,142	226,018	223,657
Income before taxes	212,988	159,965	154,597	132,217	129,690
Income taxes	44,347	9,248	50,785	40,987	38,337
Net income	$168,641	$150,717	$103,812	$91,230	$91,353

Diluted weighted average common shares outstanding	51,975	49,665	44,720	41,605	41,232
Diluted earnings per share	$3.24	$3.03	$2.32	$2.19	$2.22

The Company operates in three business segments: Banking, Employee Benefit Services and All Other.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises.  In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services.  Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust services; collective investment fund; fund administration, transfer agency; retirement plan and VEBA/HRA and health savings account plan administration services; actuarial services; and healthcare consulting services.  BPAS services more than 3,800 benefit plans with approximately 450,000 plan participants and holds more than $74 billion in employee benefit trust assets.  In addition, BPAS employs 370 professionals located in 18 states, and occupies 10 offices located in Massachusetts, New York, New Jersey, Pennsylvania, Texas and Puerto Rico.  The All Other segment is comprised of wealth management and insurance services.  Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI and The Carta Group, and asset advisory services provided by Nottingham.  The insurance services activities include the offerings of personal and commercial property insurance and other risk management products and services provided by OneGroup.  For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2018 earnings performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING
•
Net interest income increased $29.6 million, or 9.4%.  This was the result of a $553.7 million increase in average interest earning assets and an eight basis point increase in the average yield on earning assets, partially offset by a $179.0 million increase in average interest-bearing liabilities and a five basis point increase in the average rate on interest-bearing liabilities.  Average loans grew $445.5 million driven primarily by a full year of loans acquired with Merchants, and the yield on loans increased 19 basis points from the prior year due primarily to the rising rate environment.  Also contributing to the growth in interest income was a $108.2 million increase in the average book value of investments, including cash equivalents, primarily due to investments acquired in the Merchants transaction, partially offset by a 21 basis-point decrease in the average yield on investments.  Average interest-bearing deposits increased $150.9 million due primarily to the addition of deposits from the Merchants acquisition, partially offset by the continued trend of declining time deposit balances.  Borrowing interest expense increased year-over-year as a result of an increase in average balances of $28.1 million, or 7.4%, and a blended rate that was 21 basis points higher than the prior year.

•
The loan loss provision of $10.8 million decreased $0.1 million, or 1.3%, from the prior year level.  Net charge‑offs of $9.1 million were $1.5 million less than 2017, primarily due to a $3.1 million partial charge-off of a single commercial relationship in the fourth quarter of 2017.  This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.15%, which was three basis points lower than the prior year.  Year-end nonperforming loans as a percentage of total loans decreased four basis points and nonperforming assets as a percentage of loans and other real estate owned decreased five basis points compared to December 31, 2017 levels.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 44 through 48.

•
Banking noninterest revenue for 2018, excluding unrealized gain on equity securities and loss on debt extinguishment, of $75.4 million increased by $2.0 million from 2017’s level.  This was primarily due to higher deposit service fees impacted by a full year of activity from deposit relationships associated with the Merchants acquisition, partially offset by a decrease in debit card-related revenue of approximately $7.1 million due to debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) that were effective for the Company beginning in the third quarter of 2018.

•
Total banking noninterest expenses, including acquisition expenses, decreased $11.4 million, or 4.6%, in 2018 primarily reflective of the $24.5 million in one-time expenses incurred in 2017 related to the Merchants acquisition compared to the $0.8 million recovery of acquisition-related contract termination charges in 2018, offset by an increase in expenses related to an expanded branch network and other acquired activities from the Merchants acquisition and continued investment in risk management capabilities and technology and data processing costs.  Excluding acquisition expenses, banking noninterest expenses increased $13.9 million, or 6.2%, reflective of a full year of expanded operations resulting from the Merchants acquisition.

EMPLOYEE BENEFIT SERVICES
•
Employee benefit services noninterest revenue for 2018 of $94.4 million increased $11.7 million, or 14.1%, from the prior year level, due to the combination of a full year of expanded business activities from the NRS acquisition and growth in employee benefit trust assets.

•
Employee benefit services noninterest expenses including acquisition expenses for 2018 totaled $64.3 million.  This represented an increase from 2017 of $3.4 million, or 5.6%, and was attributable to the expanded business operations from the NRS acquisition and the continued buildout of resources to support an expanding revenue base.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)
•
Wealth management and insurance services noninterest revenue for 2018 was $57.2 million; an increase of $8.0 million from the prior year level.  The increase was due to the additional customers generated by both organic and acquired growth sources, including the expansion of operations resulting from the Penna, Styles Bridges, BAS, Dryfoos, GBR and NECM acquisitions.

•
Wealth management and insurance services noninterest expenses of $47.0 million increased $6.3 million from 2017 primarily due to increased personnel costs associated with the aforementioned organic and acquired growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2018	2017	2016
Return on average assets	1.58%	1.49%	1.20%
Return on average equity	10.20%	10.21%	8.57%
Dividend payout ratio	43.8%	43.5%	53.7%
Average equity to average assets	15.50%	14.63%	13.99%

As displayed in Table 2, the 2018 return on average assets ratio increased nine basis points, while the return on average equity ratio decreased one basis point as compared to 2017.  The increase in return on average assets was primarily the result of an increase in net income, reflective of a full year of activities from the Merchants and NRS transactions, which outpaced the increase in average assets.  The return on average equity ratio decreased slightly in 2018 as the increase in average equity due primarily to the impact of the shares issued for the Merchants and NRS acquisitions and earnings retention slightly outpaced the increase in net income.  The return on average assets ratio and the return on average equity increased in 2017, as compared to 2016.  The increase in return on average assets and return on equity in 2017 was the result of an increase in net income, reflective of expanded activities from the Merchants and NRS transactions and the impact of the one-time adjustment to net deferred tax liabilities in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act, which outpaced the increase in average assets and average equity.  The return on average assets adjusted to exclude acquisition expenses, the one-time impact of the Tax Cuts and Jobs Act, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion increased 27 basis points to 1.65% in 2018, as compared to 1.38% in 2017.  The return on average equity adjusted to exclude acquisition expenses, the one-time impact of the Tax Cuts and Jobs Act, amortization of intangibles, and acquired non-impaired loan accretion increased 123 basis points to 10.64% in 2018, from 9.41% in 2017.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2018 increased 0.3% from 2017 as the 12.7% increase in dividends declared from 2017 was modestly higher than the 11.9% increase in net income.  The increase in dividends declared in 2018 was a result of a 9.1% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.  The dividend payout ratio for 2017 decreased 10.2% from 2016 as the 45.2% increase in net income from 2016 outweighed the 17.6% increase in dividends declared.  The increase in dividends declared in 2017 was a result of a 4.8% increase in the dividends declared per share, an increase in the shares outstanding due to the issuance of shares as partial consideration in the Merchants, NRS and GBR transactions and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.

The average equity to average assets ratio continued to increase in 2018 as the growth in common shareholders’ equity outpaced the growth in assets.  During 2018, average equity increased 12.0% while average assets increased at a rate of 5.7%.  In 2017 average equity rose 21.8% and average assets grew 16.5% in comparison to 2016.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and interest on borrowings.  Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of earning assets.

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $349.4 million in 2018, an increase of $24.3 million, or 7.5%, from the prior year.  The increase is a result of a $553.7 million, or 6.3%, increase in average interest-earning assets and an eight basis point increase in the average yield on interest-earning assets, partially offset by a $179.0 million increase in average interest-bearing liabilities and a five basis point increase in the average rate on interest-bearing liabilities.  As reflected in Table 4, the favorable impact of the increase in interest-earning assets ($21.6 million) and increase in the yield ($6.6 million) was partially offset by the unfavorable impact of the increase in interest-bearing liabilities ($0.4 million) and the higher rate on interest-bearing liabilities ($3.5 million).

The 2018 net interest margin increased four basis points to 3.73% from 3.69% reported in 2017.  The increase was attributable to an eight basis point increase in the earning-asset yield, offset by a five basis point increase in the cost of interest-bearing liabilities.  The 4.58% yield on loans increased 19 basis points in 2018 as compared to 4.39% in 2017, including the impact of incremental acquired loan accretion on the Merchants portfolio.  The yield on investments, including cash equivalents, decreased from 2.79% in 2017 to 2.58% in 2018.  This lower yield on investments is reflective of maturing higher rate investments being replaced with lower-yielding securities and interest-earning cash, as well as the result of a lower fully tax-equivalent adjustment due to the lower federal tax rate associated with the Tax Cuts and Jobs Act.  The cost of interest-bearing liabilities was 0.27% during 2018 as compared to 0.22% for 2017.  The increased cost reflects the three basis point increase in the average rate paid on deposits and the 21 basis point higher average rate paid on borrowings in 2018.

The net interest margin in 2017 decreased two basis points to 3.69% from 3.71% reported in 2016.  The decrease was attributable to a one basis point decrease in the earning-asset yield combined with a two basis point increase in the cost of interest-bearing liabilities. The 4.39% yield on loans increased five basis points in 2017 as compared to 4.34% in 2016, due in part to incremental acquired loan accretion on the Merchants portfolio.  The yield on investments, including cash equivalents, decreased from 2.99% in 2016 to 2.79% in 2017.  This lower yield on investments is reflective of maturing higher rate investments being replaced with lower-yielding securities and interest-earning cash as well as the effect certain changes in state tax rates had on the fully tax-equivalent adjustment.  The cost of interest-bearing liabilities was 0.22% during 2017 as compared to 0.20% for 2016.  The increased cost primarily reflects the increase in the average rate paid on external borrowings in 2017.

As shown in Table 3, total FTE-basis interest income increased by $28.2 million, or 8.3%, in 2018 in comparison to 2017. Table 4 indicates that a higher average earning-asset balance created $21.6 million of incremental interest income and a higher yield on earning assets had a favorable impact of $6.6 million on interest income.  Average loans increased $445.5 million, or 7.7%, in 2018.  This increase was primarily due to acquired growth from the Merchants acquisition, which accounted for $351.9 million of the growth.  FTE-basis loan interest income and fees increased $31.8 million, or 12.5%, in 2018 as compared to 2017, attributable to the higher average balances and a 19 basis point increase in the loan yield.

Investment interest income (FTE basis) in 2018 was $3.6 million, or 4.3%, lower than the prior year as a result of a 21 basis point decrease in the average investment yield from 2.79% in 2017 to 2.58% in 2018.  This decrease in yield was partially offset by a $108.2 million, or 3.6%, higher average book basis balance (including cash equivalents) for 2018 versus the prior year.  The lower average investment yield in 2018 was reflective of cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower interest rates or held in interest-earning cash.

Total interest income in 2017 increased $43.7 million, or 14.8%, from 2016’s level.  As shown in table 4, the higher average earning-asset balance created $44.4 million of incremental interest income, partially offset by a lower average yield on earning assets that had a negative impact of $0.7 million.  Average loans increased $936.5 million, or 19.2%, in 2017, primarily a result of acquired growth, with the Merchants acquisition accounting for $899.8 million of the total increase.  FTE-basis loan interest income and fees increased $43.2 million, or 20.4%, in 2017 as compared to 2016, attributable to the higher average balances and a five basis point increase in the loan yield.  On a FTE basis, investment interest income, including interest on cash equivalents, totaled $83.6 million in 2017, $0.5 million, or 0.6%, higher than the prior year as a result of a $219.5 million, or 7.9%, higher average book basis balance (including cash equivalents) for 2017 versus the prior year.  This was partially offset by a 20 basis point decrease in the average investment yield from 2.99% to 2.79%.  During most of 2017, market interest rates continued to be low, and as a result, cash flows from higher rate maturing investments were reinvested at lower interest rates, including in interest earning cash, or were used to pay down overnight borrowings.

Total interest expense increased by $3.9 million, or 28.3%, to $17.7 million in 2018.  As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $3.5 million, while higher deposit balances resulted in a $0.4 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2018 increased three basis points to 0.19%.  The rate on interest-bearing deposits of 0.17% was four basis points higher than 2017, primarily due to an increase in certain product rates in response to the increase in the Federal Funds rate during 2018.  The rate on borrowings increased 21 basis points to 1.72% in 2018, primarily due to the increase in the variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and overnight borrowings.  Total average funding balances (deposits and borrowings) in 2018 increased $433.4 million, or 5.1%.  Average deposits increased $405.3 million, representing an increase of $428.6 million from the Merchants acquisition offset by a decrease of $23.3 million in legacy deposits.  Average non-acquired, non-time (“core”) deposit balances increased $420.1 million to 91.1% of total average deposits compared to 90.5% in 2017, while average time deposits increased by $14.9 million year-over-year, representing 8.9% of total average deposits for 2018 compared to 9.5% in 2017.  Average external borrowings increased $28.1 million in 2018 as compared to 2017, as a year-over-year increase in average customer repurchase agreements of $88.9 million was offset by a decrease in average FHLB borrowings of $57.9 million and a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $2.9 million.  The increase in average customer repurchase agreements is primarily related to a full year of customer activity from the Merchants acquisition, while the decrease in FHLB borrowings is due to cash flows from investment maturities being used to pay down overnight borrowings.  The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by Community Statutory Trust III during the third quarter of 2018 for a total of $25.2 million, offset by a full year of subordinated debt acquired with the Merchants transaction.

Total interest expense increased by $2.5 million to $13.8 million in 2017 as compared to 2016.  As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $1.2 million, while higher deposit balances resulted in a $1.3 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2017 increased one basis point to 0.16%.  The rate on interest-bearing deposits of 0.13% was consistent with prior years as rates have been held relatively steady in all interest-bearing categories throughout 2017 and 2016, and deposit mix continued to shift towards a lower proportion of time deposit products.  The rate on external borrowings increased five basis points to 1.51% in 2017, a result of lower-rate overnight FHLB borrowings becoming a smaller proportion of this funding component.  Total average funding balances (deposits and borrowings) in 2017 increased $1.14 billion, or 15.6%.  Average deposits increased $1.03 billion, of which approximately $862.8 million was attributable to the Merchants acquisition, with the remaining $166.8 million attributable to organic deposit growth.  Consistent with the Company’s funding mix objective and customers’ unwillingness to commit to less liquid instruments in the low rate environment, average core deposit balances increased $1.01 billion to 90.5% of total average deposits compared to 89.3% in 2016, while time deposits increased at a slower rate of $14.7 million year-over-year representing 9.5% of total average deposits for 2017 compared to 10.7% in 2016.  Average external borrowings increased $108.0 million in 2017 as compared to the prior year, due to securities sold under an agreement to repurchase, short-term advances, subordinated debt held by unconsolidated subsidiary trusts and long-term debt assumed as part of the Merchants transaction that added $187.6 million in average borrowings, partially offset by a decrease in average FHLB borrowings of $79.6 million.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2018, 2017 and 2016.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 24.4% in 2018, 37.7% in 2017 and 38.2% in 2016.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include loan fees and acquired loan accretion.  Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
(000’s omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$78,888	$1,322	1.68%	$38,545	$385	1.00%	$19,062	$89	0.47%
Taxable investment securities (1)	2,577,695	62,182	2.41%	2,440,215	59,774	2.45%	2,177,589	56,113	2.58%
Nontaxable investment securities (1)	447,772	16,526	3.69%	517,408	23,499	4.54%	579,986	26,924	4.64%
Loans (net of unearned discount)(2)	6,263,843	287,048	4.58%	5,818,367	255,212	4.39%	4,881,905	212,022	4.34%
Total interest-earning assets	9,368,198	367,078	3.92%	8,814,535	338,870	3.84%	7,658,542	295,148	3.85%
Noninterest-earning assets	1,297,011			1,274,680			1,001,525
Total assets	$10,665,209			$10,089,215			$8,660,067

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$5,403,013	6,292	0.12%	$5,237,282	4,854	0.09%	$4,712,212	4,121	0.09%
Time deposits	750,814	4,366	0.58%	765,666	3,177	0.41%	750,944	3,204	0.43%
Repurchase agreements	261,358	1,597	0.61%	172,395	739	0.43%	0	0	0.00%
FHLB borrowings	34,374	746	2.17%	92,307	1,106	1.20%	169,769	1,017	0.60%
Subordinated debt held by unconsolidated subsidiary trusts	112,322	4,677	4.16%	115,231	3,904	3.39%	102,158	2,949	2.89%
Total interest-bearing liabilities	6,561,881	17,678	0.27%	6,382,881	13,780	0.22%	5,735,083	11,291	0.20%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,302,806			2,048,414			1,558,548
Other liabilities	147,141			182,159			154,916
Shareholders’ equity	1,653,381			1,475,761			1,211,520
Total liabilities and shareholders’ equity	$10,665,209			$10,089,215			$8,660,067

Net interest earnings		$349,400			$325,090			$283,857

Net interest spread			3.65%			3.62%			3.65%
Net interest margin on interest-earning assets			3.73%			3.69%			3.71%

Fully tax-equivalent adjustment		$4,345			$9,415			$9,961

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

Table 4: Rate/Volume

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$569	$368	$937	$140	$156	$296
Taxable investment securities	3,327	(919)	2,408	6,530	(2,869)	3,661
Nontaxable investment securities	(2,915)	(4,058)	(6,973)	(2,853)	(572)	(3,425)
Loans (net of unearned discount)	20,092	11,744	31,836	41,057	2,133	43,190
Total interest-earning assets (2)	21,598	6,610	28,208	44,444	(722)	43,722

Interest paid on:
Interest checking, savings and money market deposits	158	1,280	1,438	477	256	733
Time deposits	(63)	1,252	1,189	63	(90)	(27)
Repurchase agreements	676	182	858	739	0	739
FHLB borrowings	(940)	580	(360)	(609)	698	89
Subordinated debt held by unconsolidated subsidiary trusts	(101)	874	773	405	550	955
Total interest-bearing liabilities (2)	396	3,502	3,898	1,341	1,148	2,489

Net interest earnings (2)	$20,614	$3,696	$24,310	$42,642	$(1,409)	$41,233

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI and The Carta Group) and asset management services (performed by Nottingham); and 4) insurance products and services (performed by OneGroup).  Additionally, the Company has other transactions, including unrealized gains or losses on equity securities, realized gains or losses from the sale of investment securities and loss on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000’s omitted except ratios)	2018	2017	2016
Employee benefit services	$92,279	$80,830	$46,628
Deposit service charges and fees	38,445	33,729	29,061
Electronic banking	26,748	29,722	25,781
Insurance services	30,317	26,150	23,149
Wealth management services	25,772	22,079	19,776
Other banking revenues	10,159	9,911	11,230
Subtotal	223,720	202,421	155,625
Unrealized gain on equity securities	657	0	0
Loss on debt extinguishment	(318)	0	0
Gain on sales of investment securities, net	0	2	0
Total noninterest revenues	$224,059	$202,423	$155,625

Noninterest revenues/operating revenues (FTE basis) (1)	39.6%	38.8%	35.5%

(1) For purposes of this ratio noninterest revenues excludes unrealized gain on equity securities, loss on debt extinguishment and insurance-related recoveries. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain on equity securities, loss on debt extinguishment, insurance-related recoveries and acquired non-impaired loan accretion.  See Table 20 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding unrealized gain on equity securities, gain on the sale of investment securities and loss on debt extinguishment, increased by $21.3 million, or 10.5%, to $223.7 million in 2018 as compared to 2017.  The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, primarily from a full year of activity associated with the NRS acquisition and organic growth, an increase in wealth management and insurance services revenue and an increase in other banking revenues, partially offset by a decrease in debit card-related revenue related to Durbin amendment mandated debit interchange price restrictions and lower mortgage banking revenue.  Noninterest revenues, excluding gain on the sale of investment securities, increased by $46.8 million, or 30.1%, to $202.4 million in 2017 as compared to 2016.  The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, primarily from the acquisition of NRS, increased debit card-related revenue, and increased deposit service fees associated with the Merchants acquisition, partially offset by lower mortgage banking revenue and a decrease in other banking revenues related to a nonrecurring insurance-related gain recognized in 2016.

Noninterest revenues as a percent of operating revenues (FTE basis) were 39.6% in 2018, up 0.8% from the prior year.  The current year increase was due to the 10.5% increase in noninterest revenues mentioned above, while adjusted net interest income (FTE basis) increased 7.0%.  The 3.3% increase in this ratio from 2016 to 2017 was driven by a 30.1% increase in noninterest revenues mentioned above, while net interest income increased 14.5%.

A significant portion of the Company’s recurring noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network, electronic banking channels and realized gains or losses from the sale of residential mortgage loans and origination of mortgage servicing rights, which totaled $75.4 million in 2018, an increase of $2.0 million, or 2.7%, from the prior year.  The increase was primarily driven by the addition of new deposit relationships from the Merchants acquisition, offset by a decrease of approximately $7.1 million in debit card-related revenue due to the impact of Durbin amendment mandated debit interchange price restrictions that were effective beginning in the third quarter of 2018.  Fees from general banking services were $73.4 million in 2017, an increase of $7.3 million, or 11.0%, from 2016.  The increase was driven by the addition of new deposit relationships from both acquired growth related to the Merchants acquisition and organic sources, as well as increased debit card-related revenues and increased deposit service fees, partially offset by a decrease in other banking revenues related to a nonrecurring insurance-related gain recognized in 2016.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $19.3 million, or 15.0%, in 2018 to $148.4 million.  In 2018, financial services revenue accounted for 66% of total noninterest revenues, as compared to 64% in 2017.  Employee benefit services generated revenue of $92.3 million in 2018 that reflected growth of $11.4 million, or 14.2%, driven primarily by a full year of activity from NRS, as well as organic increases in the number of supported plans and related participant levels.  Employee benefit services revenue of $80.8 million in 2017 was $34.2 million higher than 2016’s results, driven primarily by the acquisition of NRS.

Wealth management and insurance services revenues increased $7.9 million, or 16.3%, in 2018 due to revenue growth from OneGroup, which represented $4.2 million of the increase, an increase in revenue from CISI of $2.2 million and an increase in personal trust revenue of $1.4 million. Wealth management and insurance services revenue increased $5.3 million, or 12.4%, in 2017 primarily due to revenue growth from OneGroup, which represented $3.0 million of the increase, and an increase in personal trust revenue of $2.3 million from the prior year primarily due to the Merchants acquisition.

Employee benefit trust assets increased $11.5 billion to $74.4 billion for the employee benefit services segment in 2018 as compared to 2017 due primarily to organic growth in the collective investment trust business.  Assets under administration decreased $667.9 million to $5.8 billion for the wealth management businesses at year end 2018 as compared to one year earlier due in part to a general decline in overall market valuations late in 2018.  Trust assets within the Company’s employee benefit services segment increased $45.1 billion to $62.9 billion at the end of 2017 from $17.8 billion at year-end 2016 due to acquired growth from the NRS acquisition and addition of new client assets.  Assets under management with the Company’s wealth management services segment increased $1.5 billion to $6.4 billion at the end of 2017 from $4.9 billion at year-end 2016 due to the addition of new client assets and increases in equity market valuations.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $345.3 million in 2018 were $1.9 million, or 0.5%, lower than 2017, primarily reflective of the $26.0 million in one-time expenses incurred in 2017 related to the Merchants and NRS acquisitions, offset by the expenses associated with operating an expanded branch network and other business activities acquired with the Merchants and NRS transactions for a full year.  Noninterest expenses in 2017 increased $80.3 million, or 30.1%, from 2016 to $347.1 million, and included expenses associated with operating an expanded branch network and other business activities acquired with the Merchants and NRS transactions, as well as increased acquisition expenses.

Operating expenses (excluding acquisition expenses and amortization of intangible assets) as a percent of average assets for 2018 was 3.07%, an increase of five basis points from 3.02% in 2017 and seven basis points higher than 3.00% in 2016.  The increase in this ratio for 2018 was due to a 7.8% increase in operating expenses, primarily a result of a full year of expanded operations from the Merchants and NRS acquisitions, while average assets grew by 5.7% due primarily to a full year of acquired net assets and intangibles from the Merchants and NRS transactions.  The increase in this ratio for 2017 was due to a 17.2% increase in operating expenses, primarily a result of expanded operations due to the Merchants and NRS acquisitions, while average assets grew by 16.5% due primarily to acquired net assets and intangibles from the Merchants and NRS transactions.  The increases in this ratio in both years reflected the impact of the acquired financial services businesses that carry a low level of average assets compared to banking operations.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and intangible amortization) divided by operating revenue (fully tax‑equivalent net interest income plus noninterest revenue, excluding acquired non-impaired loan accretion, unrealized gain on equity securities, and insurance-related recoveries).  Lower ratios are correlated to higher operating efficiency.  In 2018, the efficiency ratio was 0.3% lower than 2017 as the 8.4% increase in operating revenue, comprised of a 7.0% increase in adjusted net interest income and a 10.5% increase in adjusted noninterest revenue, as defined above, grew at a faster pace than the 7.8% increase in operating expenses.  The ratio for 2017 was 1.30% below 2016 as the 19.7% increase in operating revenue, comprised of a 13.6% increase in adjusted net interest income and a 30.9% increase in noninterest revenue, as defined above, grew at a faster pace than the 17.2% increase in operating expenses.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000’s omitted)	2018	2017	2016
Salaries and employee benefits(1)	$207,363	$186,903	$156,396
Occupancy and equipment	39,948	35,561	30,078
Data processing and communications	39,094	37,579	34,501
Amortization of intangible assets	18,155	16,941	5,479
Legal and professional fees	10,644	11,576	8,455
Business development and marketing	9,383	9,994	7,484
Acquisition expenses	(769)	25,986	1,706
Other	21,471	22,609	22,749
Total noninterest expenses	$345,289	$347,149	$266,848

Operating expenses(2) /average assets	3.07%	3.02%	3.00%
Efficiency ratio(3)	58.0%	58.3%	59.6%
(1)In accordance with ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $6.9 million and $4.7 million of income from components of net periodic benefit income other than service cost was reclassified from Salaries and employee benefits to Other noninterest expenses for the year ended December 31, 2017 and the year ended December 31, 2016, respectively.

(2)Operating expenses are total noninterest expenses excluding acquisition expenses and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.
(3)Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (2) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gain on equity securities, loss on debt extinguishment, and insurance-related recoveries.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Total salaries and employee benefits increased $20.5 million, or 10.9%, in 2018, due to the impact of annual merit increases, a full year of expenses related to the employees from the Merchants acquisition in May 2017, a full year of expenses related to the employees from the NRS acquisition in February 2017, higher incentive compensation, an increase in retirement plan costs and higher severance expense.  Salaries and employee benefits increased $30.5 million, or 19.5%, in 2017, due to the impact of annual merit increases, the addition of approximately 207 employees from the Merchants acquisition in May 2017, the addition of approximately 75 employees from the NRS acquisition in February 2017, higher incentive compensation and an increase in retirement plan costs.  Total full-time equivalent staff at the end of 2018 was 2,675 compared to 2,617 at December 31, 2017 and 2,262 at the end of 2016.  The increase in retirement plan expense in 2018 and 2017 is primarily due to the increase in service cost associated with an increase in the number of employees participating in the plan combined with an increase in eligible compensation associated with merit increases and increases in incentive compensation.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel, noninterest expenses, excluding one-time acquisition expenses, increased $4.4 million, or 3.3%, in 2018, mostly reflective of a full year of the additional costs associated with the acquired Merchants and NRS business activities. Increases in occupancy and equipment, data processing and communications, and amortization of intangible assets, all primarily a result of the additional costs associated with a full year of expanded business activities from the Merchants and NRS acquisitions, were partially offset by a decrease in legal and professional fees, business development and marketing and other expenses.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, increased $25.5 million, or 23.5%, in 2017, mostly reflective of the additional costs associated with the acquired Merchants and NRS business activities.  Increases in occupancy and equipment, data processing and communications, amortization of intangible assets, legal and professional fees and business development and marketing, all primarily a result of the aforementioned additional costs associated with expanded business activities from the Merchants and NRS acquisitions, were only partially offset by a slight decrease in other expenses.

During 2018, the Company recovered $0.8 million of vendor contract termination charges associated with the Merchants acquisition, which were recorded as an acquisition expense during the second quarter of 2017.  Acquisition expenses for 2017 totaled $26.0 million, including $24.6 million associated with the Merchants acquisition, $1.2 million associated with the NRS acquisition and $0.2 related to all other acquisitions.  Acquisition expenses totaled $1.7 million in 2016, including $0.3 million associated with the Oneida acquisition, and $0.9 million and $0.5 million associated with the Merchants transaction and NRS acquisition, respectively.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 89.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

On December 22, 2017, H.R.1, referred to as the “Tax Cuts and Jobs Act,” was signed into law.  Among other things, the Tax Cuts and Jobs Act permanently lowered the corporate tax rate to 21% from a maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the December 22, 2017 date of enactment, deferred taxes were re-measured based upon the new 21% tax rate.  Prior to the change in tax rate in 2017, the Company had recorded net deferred tax liabilities based on a marginal tax rate of 37.70%.  The change in tax rate resulted in a decrease in the marginal tax rate to 24.29% and a deferred tax benefit of $38.0 million from the write-down of the net deferred tax liabilities in the fourth quarter of 2017. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.

The effective tax rate for 2018 was 20.8%, compared to 5.8% in 2017 and 32.8% in 2016.  The effective tax rate of 5.8% for 2017 included the impact of the $38.0 million one-time gain from the revaluation of net deferred tax liabilities related to the enactment of the Tax Cuts and Jobs Act passed in the fourth quarter of 2017.  The adjusted effective tax rate for 2017, excluding the one-time gain from revaluation of net deferred tax liabilities, was 29.5%.  The decline in the effective rate for 2018, compared to the adjusted tax rate for 2017, is primarily attributable to the application of the lower federal tax rate due to the Tax Cuts and Jobs Act.

Shareholders’ Equity

Shareholders’ equity ended 2018 at $1.71 billion, up $78.5 million, or 4.8%, from the end of 2017.  This increase reflects net income of $168.6 million, $6.4 million from the issuance of shares through the employee stock plan, $12.6 million for treasury stock issued to the Company’s 401(k) plan and $6.1 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $73.8 million and a $41.4 million decrease in accumulated other comprehensive income.  The change in accumulated other comprehensive income was comprised of a $30.2 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio and an $11.2 million net decline in the overfunded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2018 and 2017, shareholders’ equity rose by $120.0 million, or 7.3%.  Shares outstanding increased by 0.6 million during the year due to share issuances under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

Shareholders’ equity ended 2017 at $1.64 billion, up $437.2 million, or 36.5%, from the end of 2016.  This increase reflects $262.3 million related to stock issued in connection with the Merchants acquisition, $78.5 million related to stock issued in connection with the NRS acquisition, $2.3 million related to stock issued in connection with the GBR acquisition, net income of $150.7 million, $4.6 million from the issuance of shares through the employee stock plan, $10.1 million for treasury stock issued to the Company’s 401(k) plan and $5.1 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $65.5 million and a $10.9 million decrease in accumulated other comprehensive income.  The change in accumulated other comprehensive income was comprised of an $11.1 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, partially offset by a $0.2 million net increase in the overfunded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2017 and 2016, shareholders’ equity rose by $448.8 million, or 37.7%.  Shares outstanding increased by 6.3 million during the year as 4.7 million shares were issued in connection with the Merchants acquisition, 1.3 million shares were issued in connection with the NRS acquisition, 0.04 million shares were issued in connection with the GBR acquisition and a net 0.3 million shares were issued under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

The Company’s ratio of ending tier 1 capital to adjusted quarterly average assets (or tier 1 leverage ratio), the primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 1.08% from the prior year to end the year at 11.08%.  This was the result of an increase of 9.8% in tier 1 capital from the prior year while average adjusted net assets (excludes investment market value adjustment, and a portion of intangible assets net of related deferred tax liabilities) decreased by 0.9%.  For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements.   The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 9.68% at the end of 2018 versus 8.61% one year earlier (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).  The increase was due to tangible common shareholders’ equity increasing from the prior year, while tangible assets decreased from the prior year.  The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2018 of $73.8 million represented an increase of 12.7% over the prior year.  This growth was a result of the increase in outstanding shares as noted above and a $0.12 increase in dividends per share for the year.  Dividends per share for 2018 of $1.44 represents a 9.1% increase from $1.32 in 2017, a result of quarterly dividends per share increasing from $0.32 to $0.34, or 6.3%, during the third quarter of 2017 and from $0.34 to $0.38, or 11.8%, in the third quarter of 2018.  The 2018 increase in quarterly dividends marked the 26th consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 43.8% compared to 43.5% in 2017, and 53.7% in 2016.  The dividend payout ratio increased during 2018 because dividends declared increased 12.7% while net income increased 11.9% from 2017.  The payout ratio decreased during 2017 because net income increased 45.2% while dividends declared increased 17.6%.

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

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which $54.4 million was outstanding at December 31, 2018.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At December 31, 2018, the Bank had $211.8 million of cash and cash equivalents of which $29.1 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.6 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks at year end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2018, this ratio was 14.2% for 30-days and 14.4% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2018, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2018 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2018 are summarized as follows:

Table 7: Intangible Assets

(000’s omitted)	Balance at December 31, 2017	Additions / Adjustments	Amortization	Impairment	Balance at December 31, 2018
Banking Segment
Goodwill	$629,916	$0	$0	$0	$629,916
Core deposit intangibles	25,025	0	6,429	0	18,596
Total Banking Segment	654,941	0	6,429	0	648,512
Employee Benefit Services Segment
Goodwill	84,449	(1,174)	0	0	83,275
Other intangibles	52,288	272	8,015	0	44,545
Total Employee Benefit Services Segment	136,737	(902)	8,015	0	127,820
All Other Segment
Goodwill	20,065	247	0	0	20,312
Other intangibles	13,345	1,071	3,711	0	10,705
Total All Other Segment	33,410	1,318	3,711	0	31,017

Total	$825,088	$416	$18,155	$0	$807,349

Intangible assets at the end of 2018 totaled $807.3 million, a decrease of $17.7 million from the prior year due to $18.2 million of amortization during the year and a $1.2 million adjustment to goodwill, partially offset by the addition of $0.3 million of goodwill and $1.3 million of other intangibles arising from acquisition activity.  During the first quarter of 2018, the carrying amount of other liabilities associated with the NRS acquisition decreased by $1.2 million as a result of an adjustment to deferred taxes.  Goodwill associated with the NRS acquisition decreased $1.2 million as a result of this adjustment.  The additional goodwill and other intangibles recorded in 2018 resulted from the Styles Bridges, Penna and HR Consultants acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2018 totaled $733.5 million, comprised of $629.9 million related to banking acquisitions and $103.6 million arising from the acquisition of financial services businesses.  Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2018 and 2017 and no adjustments were necessary for the banking or financial services businesses.  The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000’s omitted)	2018	2017	2016	2015	2014
Business lending	$2,396,977	$2,424,223	$1,490,076	$1,497,271	$1,262,484
Consumer mortgage	2,235,408	2,220,298	1,819,701	1,769,754	1,613,384
Consumer indirect	1,083,207	1,011,978	1,044,972	935,760	833,968
Consumer direct	178,820	179,929	191,815	195,076	184,028
Home equity	386,709	420,329	401,998	403,514	342,342
Gross loans	6,281,121	6,256,757	4,948,562	4,801,375	4,236,206
Allowance for loan losses	(49,284)	(47,583)	(47,233)	(45,401)	(45,341)
Loans, net of allowance for loan losses	$6,231,837	$6,209,174	$4,901,329	$4,755,974	$4,190,865
Daily average of total gross loans	$6,263,843	$5,818,367	$4,881,905	$4,288,091	$4,156,840

As disclosed in Table 8 above, gross loans outstanding of $6.28 billion as of December 31, 2018 increased $24.4 million, or 0.4%, compared to December 31, 2017, reflecting growth in the consumer mortgage and consumer indirect portfolios, partially offset by decreases in the business lending, home equity and consumer direct portfolios.  Gross loans outstanding of $6.26 billion as of December 31, 2017 increased $1.31 billion, or 26.4%, compared to December 31, 2016, primarily reflecting growth in the consumer mortgage, business lending, and home equity portfolios attributable to the Merchants acquisition, partially offset by decreases in the consumer indirect and consumer direct portfolios.  Excluding loans acquired from Merchants, loans decreased $53.1 million, or 1.1%, in 2017 reflective of muted demand in consumer and business markets, as well as continuation of above average levels of early pay-offs.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2013 and 2018 was 8.9%, with approximately 13% of the total growth for the period attributable to organic growth and 87% attributable to acquired balances.  The greatest overall expansion occurred in business loans, which grew at a 13.7% CAGR driven in most part by acquisitions during the five year period.  The consumer mortgage portfolio grew at a compounded annual growth rate of 7.2% from 2013 to 2018.  The consumer installment segment, including indirect and direct loans, grew at a CAGR of 6.5%.  The home equity lending segment grew at a compounded annual growth rate of 2.2% from 2013 to 2018, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 62% of loans outstanding at the end of 2018 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2018: commercial real estate (35%), restaurant & lodging (11%), general services (9%), healthcare (8%), manufacturing (7%), retail trade (5%), construction (5%), agriculture (4%), wholesale trade (3%) and motor vehicle and parts dealers (3%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 10%.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio decreased $27.2 million, or 1.1%, in 2018 as contractual and unscheduled principal reductions outpaced organic loan originations.  The portfolio increased $934.1 million, or 62.7%, in 2017 due to loans acquired in the Merchants transaction, partially offset by contractual and unscheduled principal reductions.  Excluding loans from the Merchants acquisition, the portfolio decreased $42.8 million, or 2.9% in 2017 reflective of contractual and unscheduled principal reductions outpacing organic loan originations.  Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2018:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000’s omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$318,275	$617,477	$1,348,778	$2,284,530
Real estate – construction	18,615	40,713	61,276	120,604
Total	$336,890	$658,190	$1,410,054	$2,405,134

Fixed interest rates	$109,251	$376,593	$567,280	$1,053,124
Floating or adjustable interest rates	227,639	281,597	842,774	1,352,010
Total	$336,890	$658,190	$1,410,054	$2,405,134

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

The consumer mortgage loans include no exposure to high-risk mortgage products and are comprised of fixed (98%) and adjustable rate (2%) residential lending.  Consumer mortgages increased $15.1 million, or 0.7%, in 2018, and excludes the $18.2 million of longer-term, fixed-rate residential mortgages that the Company originated and sold, principally to Fannie Mae.  In 2017, consumer mortgages increased $400.6 million, or 22.0%, which does not include the $32.9 million of longer-term, fixed-rate residential mortgages that the Company originated and sold, principally to Fannie Mae.  Excluding loans acquired in the Merchants transaction, the consumer mortgage portfolio grew $59.4 million, or 3.3% in 2017.  The Company’s solid performance is a reflection of the attractiveness of its product offerings and its ability to successfully meet customer needs.  Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new consumer mortgage generation.  Home equity loans decreased $33.6 million, or 8.0%, from the end of 2017, as rising interest rates have impacted the level of utilization of the Company’s home equity product.  Home equity loans increased $18.3 million, or 4.6%, from the end of 2016, including $39.5 million of loans acquired in the Merchants acquisition, partially offset by home equity loans being paid off or down as part of the heightened level of consumer mortgage refinancing that in some cases are used to pay down or pay off home equity balances in a low rate environment.  Excluding the loans from the Merchants transaction, the home equity portfolio decreased $21.2 million, or 5.3% in 2017.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $70.1 million, or 5.9%, from one year ago.  In 2017 the portfolio decreased $44.9 million, or 3.6%, from the prior year.  Excluding loans from the Merchants acquisition, the portfolio decreased $48.6 million, or 3.9% in 2017.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000’s omitted)	2018	2017	2016	2015	2014
Nonaccrual loans
Business lending	$8,370	$8,272	$5,063	$6,567	$2,780
Consumer mortgage	12,262	13,788	13,684	12,790	15,323
Consumer indirect	0	0	0	0	10
Consumer direct	0	0	0	15	20
Home equity	1,912	2,680	1,872	2,356	2,598
Total nonaccrual loans	22,544	24,740	20,619	21,728	20,731
Accruing loans 90+ days delinquent
Business lending	179	571	145	126	350
Consumer mortgage	1,625	1,526	1,385	1,805	2,397
Consumer indirect	292	303	169	102	82
Consumer direct	52	48	58	51	36
Home equity	307	264	1,319	111	241
Total accruing loans 90+ days delinquent	2,455	2,712	3,076	2,195	3,106
Nonperforming loans
Business lending	8,549	8,843	5,208	6,693	3,130
Consumer mortgage	13,887	15,314	15,069	14,595	17,720
Consumer indirect	292	303	169	102	92
Consumer direct	52	48	58	66	56
Home equity	2,219	2,944	3,191	2,467	2,839
Total nonperforming loans	24,999	27,452	23,695	23,923	23,837

Other real estate (OREO)	1,320	1,915	1,966	2,088	1,855
Total nonperforming assets	$26,319	$29,367	$25,661	$26,011	$25,692

Nonperforming loans / total loans	0.40%	0.44%	0.48%	0.50%	0.56%
Legacy nonperforming loans / legacy total loans (1)	0.36%	0.40%	0.42%	0.49%	0.52%
Nonperforming assets / total loans and other real estate	0.42%	0.47%	0.52%	0.54%	0.61%
Delinquent loans (30 days old to nonaccruing) to total loans	1.00%	1.10%	1.19%	1.16%	1.46%
Loan loss provision to net charge-offs	119%	103%	129%	101%	117%
Legacy loan loss provision to net charge-offs (1)	125%	96%	130%	86%	125%

(1)Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2018 at $25.0 million.  This represents a decrease of $2.5 million from the $27.5 million in nonperforming loans at the end of 2017.  The ratio of nonperforming loans to total loans at December 31, 2018 decreased four basis points from the prior year to 0.40%.  Excluding acquired loans, the ratio of nonperforming loans to total loans at the end of 2018 was down four basis points from the prior year to 0.36%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.42% at year-end 2018, down five basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels throughout varying economic conditions is the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2018, OREO consisted of 18 residential properties with a total value of $1.3 million. This compares to three commercial real estate properties with a total value of $0.6 million and 27 residential properties with a total value of $1.3 million at December 31, 2017.

Approximately 56% of nonperforming loans at December 31, 2018 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have remained relatively stable over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers and resulted in more favorable nonperforming mortgage ratios in 2017 and 2018.  Approximately 34% of the nonperforming loans at December 31, 2018 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans decreased slightly from the prior year.  The remaining 10% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 197% at the end of 2018 compared to 173% at year-end 2017 and 199% at December 31, 2016.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 256% at the end of 2018, compared to 244% at year-end 2017 and 245% at December 31, 2016.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.00% of total loans outstanding, compared to 1.10% at the end of 2017.  As of year-end 2018, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.62%, 1.34%, 1.22%, and 0.99%, respectively.  These ratios reflected improvement across all portfolios compared to the year-end 2017 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 0.65%, 1.41%, 1.42%, and 1.12%, respectively.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period.  The average quarter-end delinquency ratio for total loans in 2018 was 0.96%, as compared to an average of 1.02% in 2017, and 1.09% in 2016, reflective of management’s continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection capabilities.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has created very few TDRs.   Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of December 31, 2018, the Company had 62 loans totaling $2.4 million considered to be nonaccruing TDRs and 156 loans totaling $3.1 million considered to be accruing TDRs.  This compares to 72 loans totaling $2.7 million considered to be nonaccruing TDRs and 154 loans totaling $3.4 million considered to be accruing TDRs at December 31, 2017.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000’s omitted except for ratios)	2018	2017	2016	2015	2014

Allowance for loan losses at beginning of period	$47,583	$47,233	$45,401	$45,341	$44,319
Charge-offs:
Business lending	3,947	5,229	1,969	2,249	1,596
Consumer mortgage	836	707	647	1,374	1,075
Consumer indirect	8,382	8,456	7,643	6,714	6,784
Consumer direct	1,777	2,081	1,706	1,490	1,595
Home equity	544	284	218	244	765
Total charge-offs	15,486	16,757	12,183	12,071	11,815
Recoveries:
Business lending	485	656	616	877	750
Consumer mortgage	136	50	115	80	205
Consumer indirect	4,874	4,516	4,168	3,943	3,773
Consumer direct	807	849	901	722	846
Home equity	48	52	139	62	85
Total recoveries	6,350	6,123	5,939	5,684	5,659

Net charge-offs	9,136	10,634	6,244	6,387	6,156
Provision for loan losses	10,570	10,675	8,039	6,349	7,497
Provision for acquired impaired loans	267	309	37	98	(319)

Allowance for loan losses at end of period	$49,284	$47,583	$47,233	$45,401	$45,341

Allowance for loan losses / total loans	0.78%	0.76%	0.95%	0.95%	1.07%
Allowance for legacy loan losses / total legacy loans (1)	0.93%	0.98%	1.02%	1.05%	1.14%
Allowance for loan losses / nonperforming loans	197%	173%	199%	190%	190%
Allowance for legacy loans / nonperforming legacy loans (1)	256%	244%	245%	212%	221%
Net charge-offs to average loans outstanding:
Business lending	0.14%	0.22%	0.09%	0.11%	0.07%
Consumer mortgage	0.03%	0.03%	0.03%	0.08%	0.05%
Consumer indirect	0.33%	0.38%	0.35%	0.33%	0.38%
Consumer direct	0.52%	0.65%	0.40%	0.41%	0.40%
Home equity	0.12%	0.06%	0.02%	0.05%	0.20%
Total loans	0.15%	0.18%	0.13%	0.15%	0.15%

(1)Legacy loans exclude loans acquired after January 1, 2009.

As displayed in Table 11 above, total net charge-offs in 2018 were $9.1 million, $1.5 million less than the prior year due to a decrease in net charge-offs in the business lending portfolio, primarily related to a $3.1 million partial charge-off of a single relationship in the fourth quarter of 2017, a decrease in net charge-offs in the consumer indirect portfolio and consumer direct portfolios, partially offset by an increase in net charge-offs in the home equity and consumer mortgage portfolios.  Net charge-offs in 2017 were $4.4 million more than 2016 due to a higher level of net charge-offs in the business lending portfolio, primarily related to the aforementioned $3.1 million partial charge-off in the fourth quarter, and modestly higher net charge-offs in the consumer mortgage, home equity, consumer indirect and consumer direct portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends.  The total net charge-off ratio of 0.15% for 2018 was three basis points lower than the 0.18% ratio from 2017, and two basis points higher than the 0.13% ratio from 2016.  Gross charge-offs as a percentage of average loans was 0.25% in 2018, as compared to 0.29% in 2017, and 0.25% in 2016, evidence of management’s continued focus on maintaining strict underwriting standards.  Recoveries were $6.4 million in 2018, representing 39% of average gross charge-offs for the latest two years, compared to 42% in 2017 and 49% in 2016.

Business loan net charge-offs decreased in 2018, totaling $3.5 million, or 0.14% of average business loans outstanding, compared to $4.6 million, or 0.22% of the average outstanding balance in 2017.  This decrease is primarily due to a $3.1 million partial charge-off of a single relationship in 2017.  Consumer installment loan net charge-offs decreased to $4.5 million this year from $5.2 million in 2017, with a net charge-off ratio of 0.36% in 2018 and 0.42% in 2017.  The dollar amount of consumer mortgage net charge-offs and net charge-off ratio of 0.03% in 2018 was consistent with 2017.  Home equity net charge-offs increased $0.3 million in 2018 while the net charge-off ratio increased six basis points to 0.12%.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: business lending, consumer mortgage, consumer indirect, consumer direct, and home equity.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan category (business loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to continually refine and enhance its loss evaluation and estimation processes.

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

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the years ended December 31, 2018 and 2017, an additional provision for loan losses related to acquired impaired loans of $0.3 million was recorded in both years.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  During 2018, the Company recorded a provision for loan losses on acquired non-impaired loans of $1.9 million.  For full year 2017, the Company recorded a provision for loan losses on acquired non-impaired loans of $4.5 million, with approximately $3.1 million related to the partial charge-off of a single commercial relationship in the fourth quarter.  During 2016, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.8 million.

The allowance for loan losses increased to $49.3 million at the end of 2018 from $47.6 million as of year-end 2017.  The $1.7 million increase was primarily due to changes in asset quality metrics and the composition of the loan portfolio.  The allowance for legacy loan losses increased $1.7 million, while the allowance for acquired loan losses was consistent with the prior year.  The ratio of the allowance for loan losses to total loans of 0.78% for year-end 2018 increased two basis points from the 0.76% ratio for 2017 and was down 17 basis points from the 0.95% ratio for 2016, primarily due to acquired growth in the loan portfolio.  The ratio of allowance for legacy loan losses to total legacy loans decreased five basis points to 0.93% for 2018 as compared 2017.  Management believes the year-end 2018 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $8.7 million in 2018, was $2.5 million higher than the prior year, and reflects management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.17% in 2018 as compared to 0.19% in 2017 and 0.17% in 2016.  The loan loss provision was 119% of net charge-offs this year versus 103% in 2017 and 129% in 2016, reflective of the assessed risk in the overall portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2018		2017		2016		2015		2014
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$18,522	38.1%	$17,257	38.5%	$17,220	30.0%	$15,749	31.0%	$15,787	29.7%
Consumer mortgage	10,124	35.6%	10,465	35.5%	10,094	36.8%	10,198	36.8%	10,286	38.1%
Consumer indirect	14,366	17.2%	13,468	16.2%	13,782	21.1%	12,422	19.5%	11,544	19.7%
Consumer direct	3,095	2.8%	3,039	2.9%	2,979	3.9%	2,997	4.1%	3,083	4.3%
Home equity	2,144	6.2%	2,107	6.7%	2,399	8.1%	2,666	8.4%	2,701	8.1%
Acquired impaired loans	33	0.1%	147	0.2%	108	0.1%	168	0.2%	173	0.1%
Unallocated	1,000		1,100		651		1,201		1,767
Total	$49,284	100.0%	$47,583	100.0%	$47,233	100.0%	$45,401	100.0%	$45,341	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carry higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  The unallocated allowance is maintained for inherent losses in the portfolio that are not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $1.1 million at year-end 2017 to $1.0 million at December 31, 2018.  The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance for loan losses is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2018		2017		2016
(000’s omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest checking deposits	$2,302,806	0.00%	$2,048,414	0.00%	$1,558,548	0.00%
Interest checking deposits	1,898,118	0.09%	1,782,668	0.06%	1,631,560	0.03%
Savings deposits	1,458,676	0.06%	1,385,386	0.06%	1,303,814	0.07%
Money market deposits	2,046,219	0.18%	2,069,228	0.14%	1,776,838	0.16%
Time deposits	750,814	0.58%	765,666	0.41%	750,944	0.43%
Total deposits	$8,456,633	0.13%	$8,051,362	0.10%	$7,021,704	0.10%
As displayed in Table 13, average total deposits in 2018 increased $405.3 million, or 5.0%, from the prior year comprised of a $420.1 million, or 5.8%, increase in non-time (“core”) deposits, and a $14.9 million, or 1.9%, decrease in time deposits.  Excluding the impact of the Merchants acquisition, average total deposits decreased $23.3 million, or 0.3%, as compared to 2017.  Consistent with the Company’s focus on expanding core account relationships and reduced customer demand for time deposits, average core deposit balances, excluding deposits acquired in the Merchants acquisition, grew $27.8 million, or 0.4%, as compared to 2017, while time deposits, excluding the impact of Merchants acquired balances, declined $51.1 million, or 7.8%.  The cost of deposits, including the impact of non-interest checking deposits, increased three basis points from 0.10% in 2017 to 0.13% in 2018.

Total average deposits for 2017 equaled $8.05 billion, up $1.03 billion, or 14.7%, from 2016 comprised of a $1.01 billion, or 16.2%, increase in core deposits, and a $14.7 million, or 2.0%, increase in time deposits.  Excluding the impact of the Merchants acquisition, average deposits increased $166.8 million, or 2.4%, as compared to 2016.  Average core deposit balances grew $260.2 million, or 4.1%, as compared to 2016 while non-acquired time deposit balances declined $93.4 million, or 12.4%.  The cost of deposits, including the impact of non-interest checking deposits, was consistent with 2016 at 0.10%.

Nonpublic, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.  The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2018 with an average balance of $7.42 billion, an increase of $432.1 million, or 6.2%, over the comparable 2017 period.  Excluding the impact of the Merchants acquisition, average nonpublic deposits increased $9.4 million during 2018.

Full-year average public fund deposits decreased $26.8 million, or 2.5%, during 2018 to $1.03 billion.  Excluding the impact of the Merchants acquisition, average public fund deposits decreased $32.7 million, or 3.2%, during 2018.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of borrowings.

The mix of average deposits has been changing throughout the last several years.  The weighting of core (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits’ weighting has decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and customers’ preference for unrestricted accounts in a low interest rate environment.  The average balance for time deposit accounts decreased from 9.5% of total average deposits in 2017 to 8.9% of total average deposits for 2018.  Correspondingly, average core deposit balances have increased from 90.5% in 2017 to 91.1% in 2018.  This shift in mix contributed to a cost of interest-bearing deposits of 0.17% in 2018 that was only four basis points higher than the 0.13% cost of interest-bearing deposits in both 2017 and 2016.  The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.13% in 2018, a three basis point increase from the prior year, benefiting from the 12.4% increase in average non-interest bearing checking balances.

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000’s omitted)	2018	2017
Less than three months	$9,621	$14,429
Three months to six months	15,032	16,111
Six months to one year	16,307	21,335
Over one year	28,660	15,811
Total	$69,620	$67,686

Borrowing sources for the Company include the FHLB, Federal Reserve, and other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $97.9 million in floating-rate subordinated debt outstanding at the end of 2018 that is held by unconsolidated subsidiary trusts.

As shown in Table 15, year-end 2018 borrowings totaled $413.7 million, a decrease of $72.2 million from the $485.9 million outstanding at the end of 2017 primarily due to the redemption of the trust preferred subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, during 2018 and a decrease in securities sold under an agreement to repurchase (“customer repurchase agreements”), partially offset by an increase in overnight FHLB borrowings.  Borrowings averaged $408.1 million, or 4.6% of total funding sources for 2018, as compared to $379.9 million, or 4.5% of total funding sources for 2017.  As shown in Table 16, at the end of 2018 the Company had $313.8 million, or 76% of borrowings, that had remaining terms of one year or less as compared to 74% of borrowings maturing within one year at December 31, 2017.

As displayed in Table 3 on page 34, after an increase in the percentage of funding from deposits in 2016 due to the pay down of borrowings after the Oneida acquisition was completed, the percentage of funding from deposits decreased slightly in 2017 due to the borrowings assumed as part of the Merchants transaction having a larger impact on this ratio than the acquired deposits.  The percentage of funding from deposits in 2018 was slightly lower than the level in 2017, as the redemption of subordinated debt was offset by increases in average customer repurchase agreements and overnight borrowings.  The percentage of average funding derived from deposits was 95.4% in 2018 as compared to 95.5% in 2017 and 96.3% in 2016.  During 2018, average borrowings increased 7.4% while average deposits increased 5.0%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000’s omitted, except rates)	2018	2017	2016
FHLB overnight advance	$54,400	$24,000	$146,200
Subordinated debt held by unconsolidated subsidiary trusts	97,939	122,814	102,170
Securities sold under agreement to repurchase, short term	259,367	337,011	0
FHLB long term advances	1,976	2,071	0
Balance at end of period	$413,682	$485,896	$248,370

Daily average during the year	$408,054	$379,933	$271,927
Maximum month-end balance	$457,469	$576,791	$414,648
Weighted-average rate during the year	1.72%	1.51%	1.46%
Weighted-average year-end rate	1.84%	1.34%	1.70%

The following table shows the contractual maturities of various obligations as of December 31, 2018:

Table 16: Maturities of Contractual Obligations

(000’s omitted)	Maturing Within One Year or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total
FHLB overnight advance	$54,400	$0	$0	$0	$54,400
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	97,939	97,939
Securities sold under agreement to repurchase, short term	259,367	0	0	0	259,367
Other long-term debt	0	0	1,059	917	1,976
Interest on borrowings	4,461	8,897	8,889	55,248	77,495
Operating leases	8,452	12,935	7,032	10,390	38,809
Total	$326,680	$21,832	$16,980	$164,494	$529,986

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

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000’s omitted)	2018	2017
Commitments to extend credit	$1,134,576	$1,080,004
Standby letters of credit	33,169	23,782
Total	$1,167,745	$1,103,786

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

The carrying value of the Company’s investment portfolio ended 2018 at $2.98 billion, a decrease of $99.7 million, or 3.2%, from the end of 2017.  The book value (excluding unrealized gains and losses) of the portfolio decreased $60.5 million from December 31, 2017, and the unrealized loss on the portfolio was $15.3 million as of December 31, 2018.   During 2018, the Company purchased $78.1 million of government agency mortgage-backed securities at an average yield of 3.64%.  Offsetting these purchases were $140.8 million of maturities, calls and paydowns of available for sale securities and $5.9 million of maturities and redemptions of other securities.

The carrying value of the Company’s investment portfolio increased $297.0 million during 2017 to end the year at $3.08 billion.  The book value of available-for-sale investments increased $314.8 million from December 31, 2016, and the unrealized gain on the available-for-sale securities decreased $17.9 million.  During 2017, the Company purchased $4.8 million of obligations of state and political subdivisions at an average yield of 4.23% and $82.5 million of government agency mortgage-backed securities at an average yield of 2.57%.  Offsetting these purchases were $157.3 million of maturities, calls and paydowns.  Additionally, $390.9 million of investment securities were acquired as part of the Merchants transaction and $20.3 million of certificates of deposit were acquired as part of the NRS acquisition, of which $19.1 million were subsequently redeemed.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are rated A or higher.  The portfolio does not include any private label mortgage-backed securities (MBS) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury and agency securities and government agency mortgage-backed securities, while the proportion of obligations of state and political subdivisions and collateralized mortgage obligations decreased.

The net pre-tax unrealized market value loss on the available-for-sale investment portfolio as of December 31, 2018 was $15.3 million, as compared to an unrealized gain of $23.9 million one year earlier.  This decrease is indicative of interest rate movements over the period and changes in the composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company’s investment securities portfolio:

Table 18: Investment Securities

	2018		2017		2016
(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,036,474	$2,023,753	$2,043,023	$2,054,071	$1,876,358	$1,902,762
Obligations of state and political subdivisions	453,640	459,154	514,949	528,956	582,655	594,990
Government agency mortgage-backed securities	390,234	382,477	358,180	357,538	232,657	235,230
Corporate debt securities	2,588	2,546	2,648	2,623	5,716	5,687
Government agency collateralized mortgage obligations	69,342	68,119	88,097	87,374	9,225	9,535
Marketable equity securities	0	0	251	526	252	452
Total available-for-sale portfolio	2,952,278	2,936,049	3,007,148	3,031,088	2,706,863	2,748,656

Equity and other Securities:
Equity securities, at fair value	251	432	0	0	0	0
Federal Home Loan Bank common stock	8,768	8,768	9,896	9,896	12,191	12,191
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	19,781	19,781
Certificates of deposit	0	0	3,865	3,865	0	0
Other equity securities, at adjusted cost	4,969	5,719	5,840	5,840	3,764	3,764
Total equity and other securities	44,678	45,609	50,291	50,291	35,736	35,736

Total investments	$2,996,956	$2,981,658	$3,057,439	$3,081,379	$2,742,599	$2,784,392

The following table sets forth as of December 31, 2018, the maturities of investment debt securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Debt Securities

(000’s omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year But Within Five Years	Maturing After Five Years But Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$28,667	$1,994,893	$0	$12,914	$2,036,474
Obligations of state and political subdivisions	29,547	129,261	158,282	136,550	453,640
Government agency mortgage-backed securities (2)	4,477	13,006	41,787	330,964	390,234
Corporate debt securities	0	2,588	0	0	2,588
Government agency collateralized mortgage obligations (2)	0	325	4,028	64,989	69,342
Available-for-sale portfolio	$62,691	$2,140,073	$204,097	$545,417	$2,952,278
Weighted-average yield (1)	1.91%	2.29%	2.86%	3.14%	2.48%

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 74 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast, ” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (9) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit risk, the sufficiency of its allowance for loan losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements; (10) failure of third parties to provide various services that are important to the Company’s operations; (11) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (12) the ability to maintain and increase market share and control expenses;  (13) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (14) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (15) the outcome of pending or future litigation and government proceedings; (16) other risk factors outlined in the Company’s filings with the SEC from time to time; and (17) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000’s omitted)	2018	2017	2016	2015	2014
Income statement data
Net income
Net income (GAAP)	$168,641	$150,717	$103,812	$91,230	$91,353
Acquisition expenses	(769)	25,986	1,706	7,037	123
Tax effect of acquisition expenses	160	(7,677)	(560)	(2,182)	(36)
Tax Cuts and Jobs Act deferred impact	0	(38,010)	0	0	0
Subtotal (non-GAAP)	168,032	131,016	104,958	96,085	91,440
Unrealized gain on equity securities	(657)	0	0	0	0
Tax effect of unrealized gain on equity securities	137	0	0	0	0
Subtotal (non-GAAP)	167,512	131,016	104,958	96,085	91,440
Loss on debt extinguishment	318	0	0	0	0
Tax effect of loss on debt extinguishment	(66)	0	0	0	0
Subtotal (non-GAAP)	167,764	131,016	104,958	96,085	91,440
Litigation settlement	0	0	0	0	2,800
Tax effect of litigation settlement	0	0	0	0	(828)
Operating net income (non-GAAP)	167,764	131,016	104,958	96,085	93,412
Amortization of intangibles	18,155	16,941	5,479	3,663	4,287
Tax effect of amortization of intangibles	(3,780)	(5,005)	(1,800)	(1,135)	(1,267)
Subtotal (non-GAAP)	182,139	142,952	108,637	98,613	96,432
Acquired non-impaired loan accretion	(7,921)	(5,888)	(2,868)	(2,256)	(3,338)
Tax effect of acquired non-impaired loan accretion	1,649	1,739	942	700	987
Adjusted net income (non-GAAP)	$175,867	$138,803	$106,711	$97,057	$94,081

Return on average assets
Adjusted net income (non-GAAP)	$175,867	$138,803	$106,711	$97,057	$94,081
Average total assets	10,665,209	10,089,215	8,660,067	7,814,564	7,423,903
Adjusted return on average assets (non-GAAP)	1.65%	1.38%	1.23%	1.24%	1.27%

Return on average equity
Adjusted net income (non-GAAP)	$175,867	$138,803	$106,711	$97,057	$94,081
Average total equity	1,653,381	1,475,761	1,211,520	1,028,038	946,626
Adjusted return on average equity (non-GAAP)	10.64%	9.41%	8.81%	9.44%	9.94%

(000’s omitted)	2018	2017	2016	2015	2014
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.24	$3.03	$2.32	$2.19	$2.22
Acquisition expenses	(0.01)	0.52	0.04	0.17	0.00
Tax effect of acquisition expenses	0.00	(0.15)	(0.01)	(0.05)	(0.00)
Tax Cuts and Jobs Act deferred impact	0.00	(0.76)	0.00	0.00	0.00
Subtotal (non-GAAP)	3.23	2.64	2.35	2.31	2.22
Unrealized gain on equity securities	(0.01)	0.00	0.00	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.22	2.64	2.35	2.31	2.22
Loss on debt extinguishment	0.01	0.00	0.00	0.00	0.00
Tax effect of loss on debt extinguishment	(0.00)	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.23	2.64	2.35	2.31	2.22
Litigation settlement	0.00	0.00	0.00	0.00	0.07
Tax effect of litigation settlement	0.00	0.00	0.00	0.00	(0.02)
Operating net income (non-GAAP)	3.23	2.64	2.35	2.31	2.27
Amortization of intangibles	0.35	0.34	0.12	0.09	0.10
Tax effect of amortization of intangibles	(0.07)	(0.10)	(0.04)	(0.03)	(0.03)
Subtotal (non-GAAP)	3.51	2.88	2.43	2.37	2.34
Acquired non-impaired loan accretion	(0.15)	(0.12)	(0.06)	(0.05)	(0.08)
Tax effect of acquired non-impaired loan accretion	0.03	0.04	0.02	0.01	0.02
Adjusted net income (non-GAAP)	$3.39	$2.80	$2.39	$2.33	$2.28

Noninterest operating expenses
Noninterest expenses (GAAP)	$345,289	$347,149	$266,848	$233,055	$226,580
Amortization of intangibles	(18,155)	(16,941)	(5,479)	(3,663)	(4,287)
Acquisition expenses	769	(25,986)	(1,706)	(7,037)	(123)
Litigation settlement	(0)	(0)	(0)	(0)	(2,800)
Total adjusted noninterest expenses (non-GAAP)	$327,903	$304,222	$259,663	$222,355	$219,370

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$327,903	$304,222	$259,663	$222,355	$219,370
Fully tax-equivalent net interest income	$349,400	$325,090	$283,857	$260,824	$259,961
Noninterest revenues	224,059	202,423	155,625	123,299	119,020
Acquired non-impaired loan accretion	(7,921)	(5,888)	(2,868)	(2,256)	(3,338)
Insurance-related recovery	0	0	(950)	0	0
Unrealized gain on equity securities	(657)	0	0	0	0
Loss on debt extinguishment	318	0	0	0	0
Operating revenues (non-GAAP) - denominator	$565,199	$521,625	$435,664	$381,867	$375,643
Efficiency ratio (non-GAAP)	58.0%	58.3%	59.6%	58.2%	58.4%

(000’s omitted)	2018	2017	2016	2015	2014
Balance sheet data
Total assets
Total assets (GAAP)	$10,607,295	$10,746,198	$8,666,437	$8,552,669	$7,489,440
Intangible assets	(807,349)	(825,088)	(480,844)	(484,146)	(386,973)
Deferred taxes on intangible assets	46,370	48,419	43,504	39,724	35,842
Total tangible assets (non-GAAP)	$9,846,316	$9,969,529	$8,229,097	$8,108,247	$7,138,309

Total common equity
Shareholders’ Equity (GAAP)	$1,713,783	$1,635,315	$1,198,100	$1,140,647	$987,904
Intangible assets	(807,349)	(825,088)	(480,844)	(484,146)	(386,973)
Deferred taxes on intangible assets	46,370	48,419	43,504	39,724	35,842
Total tangible common equity (non-GAAP)	$952,804	$858,646	$760,760	$696,225	$636,773

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$952,804	$858,646	$760,760	$696,225	$636,773
Total tangible assets (non-GAAP) - denominator	$9,846,316	$9,969,529	$8,229,097	$8,108,247	$7,138,309
Net tangible equity-to-assets ratio (non-GAAP)	9.68%	8.61%	9.24%	8.59%	8.92%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 85% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 15% of the total portfolio, of which, 99% carry a minimum rating of A-.  The remaining 1% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using December 31, 2018 as a starting point.
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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2018
+200 basis points	($2,540,000)
+100 basis points	($308,000)
-100 basis points	($2,754,000)
-200 basis points	($8,544,000)

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 60 through 109 of this item.

•	Consolidated Statements of Condition,
December 31, 2018 and 2017

•	Consolidated Statements of Income,
Years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Changes in Shareholders’ Equity,
Years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements,
December 31, 2018

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Selected Quarterly Data (Unaudited) for 2018 and 2017 are contained on page 113.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$211,834	$221,038
Available-for-sale investment securities (cost of $2,952,278 and $3,007,148, respectively)	2,936,049	3,031,088
Equity and other securities (cost of $44,678 and $50,291, respectively)	45,609	50,291
Loans held for sale, at fair value	83	461

Loans	6,281,121	6,256,757
Allowance for loan losses	(49,284)	(47,583)
Net loans	6,231,837	6,209,174

Goodwill, net	733,503	734,430
Core deposit intangibles, net	18,596	25,025
Other intangibles, net	55,250	65,633
Intangible assets, net	807,349	825,088

Premises and equipment, net	119,988	123,393
Accrued interest and fees receivable	31,048	36,177
Other assets	223,498	249,488

Total assets	$10,607,295	$10,746,198

Liabilities:
Noninterest-bearing deposits	$2,312,816	$2,293,057
Interest-bearing deposits	6,009,555	6,151,363
Total deposits	8,322,371	8,444,420

Short-term borrowings	54,400	24,000
Securities sold under agreement to repurchase, short-term	259,367	337,011
Other long-term debt	1,976	2,071
Subordinated debt held by unconsolidated subsidiary trusts	97,939	122,814
Accrued interest and other liabilities	157,459	180,567
Total liabilities	8,893,512	9,110,883

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,576,839 and 51,263,841 shares issued, respectively	51,577	51,264
Additional paid-in capital	911,748	894,879
Retained earnings	795,563	700,557
Accumulated other comprehensive (loss)	(45,305)	(3,699)
Treasury stock, at cost (319,015 shares including 207,403 shares held by deferred compensation arrangements at December 31, 2018, and 567,764 shares including 237,494 shares held by deferred compensation arrangements at December 31, 2017)	(11,528)	(21,014)
Deferred compensation arrangements (207,403 shares at December 31, 2018 and 237,494 shares at December 31, 2017)	11,728	13,328
Total shareholders’ equity	1,713,783	1,635,315

Total liabilities and shareholders’ equity	$10,607,295	$10,746,198

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$286,165	$253,949	$211,467
Interest and dividends on taxable investments	63,504	60,159	56,201
Interest and dividends on nontaxable investments	13,064	15,347	17,519
Total interest income	362,733	329,455	285,187

Interest expense:
Interest on deposits	10,658	8,031	7,325
Interest on borrowings	2,343	1,845	1,017
Interest on subordinated debt held by unconsolidated subsidiary trusts	4,677	3,904	2,949
Total interest expense	17,678	13,780	11,291

Net interest income	345,055	315,675	273,896
Provision for loan losses	10,837	10,984	8,076
Net interest income after provision for loan losses	334,218	304,691	265,820

Noninterest revenues:
Deposit service fees	70,384	67,896	58,595
Other banking revenues	4,968	5,466	7,477
Employee benefit services	92,279	80,830	46,628
Insurance services	30,317	26,150	23,149
Wealth management services	25,772	22,079	19,776
Unrealized gain on equity securities	657	0	0
Loss on debt extinguishment	(318)	0	0
Gain on sales of investment securities, net	0	2	0
Total noninterest revenues	224,059	202,423	155,625

Noninterest expenses:
Salaries and employee benefits	207,363	186,903	156,396
Occupancy and equipment	39,948	35,561	30,078
Data processing and communications	39,094	37,579	34,501
Amortization of intangible assets	18,155	16,941	5,479
Legal and professional fees	10,644	11,576	8,455
Business development and marketing	9,383	9,994	7,484
Acquisition expenses	(769)	25,986	1,706
Other expenses	21,471	22,609	22,749
Total noninterest expenses	345,289	347,149	266,848

Income before income taxes	212,988	159,965	154,597
Income taxes	44,347	9,248	50,785
Net income	$168,641	$150,717	$103,812

Basic earnings per share	$3.28	$3.07	$2.34
Diluted earnings per share	$3.24	$3.03	$2.32
Cash dividends declared per share	$1.44	$1.32	$1.26

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Years Ended December 31,
	2018	2017	2016

Pension and other post retirement obligations:
Amortization of actuarial (losses)/gains included in net periodic pension cost, gross	$(12,647)	$(707)	$5,514
Tax effect	3,087	263	(2,108)
Amortization of actuarial (losses)/gains included in net periodic pension cost, net	(9,560)	(444)	3,406

Amortization of prior service cost included in net periodic pension cost, gross	(1,398)	(859)	(136)
Tax effect	340	324	52
Amortization of prior service cost included in net periodic pension cost, net	(1,058)	(535)	(84)

Initial projected benefit obligation recognized upon plan adoption, gross	(775)	0	0
Tax effect	189	0	0
Initial projected benefit obligation recognized upon plan adoption, net	(586)	0	0

Unamortized actuarial gain due to plan merger, gross	0	1,858	0
Tax effect	0	(711)	0
Unamortized actuarial gain due to plan merger, net	0	1,147	0

Other comprehensive (loss)/income related to pension and other post retirement obligations, net of taxes	(11,204)	168	3,322

Unrealized (losses)/gains on securities:
Net unrealized holding (losses) arising during period, gross	(39,894)	(17,851)	(24,042)
Tax effect	9,700	6,787	9,328
Net unrealized holding losses arising during period, net	(30,194)	(11,064)	(14,714)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	0	0

Reclassification adjustment for net (gains) included in net income, gross	0	(2)	0
Tax effect	0	1	0
Reclassification adjustment for net gains included in net income, net	0	(1)	0

Other comprehensive (loss) related to unrealized (losses)/gains on available-for-sale securities, net of taxes	(30,402)	(11,065)	(14,714)

Other comprehensive (loss), net of tax	(41,606)	(10,897)	(11,392)
Net income	168,641	150,717	103,812
Comprehensive income	$127,035	$139,820	$92,420

	As of December 31,
	2018	2017	2016
Accumulated Other Comprehensive Income/(Loss) By Component:
Unrealized (loss) for pension and other postretirement obligations	$(43,497)	$(28,677)	$(28,969)
Tax effect	10,660	7,044	11,008
Net unrealized (loss) for pension and other postretirement obligations	(32,837)	(21,633)	(17,961)

Unrealized (loss) gain on available-for-sale securities	(16,229)	23,940	41,793
Tax effect	3,969	(6,006)	(15,989)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	0	0
Net unrealized (loss) gain on available-for-sale securities	(12,468)	17,934	25,804

Accumulated other comprehensive (loss)/income	$(45,305)	$(3,699)	$7,843

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2016, 2017 and 2018
(In Thousands, Except Share Data)

	Common Stock				Accumulated
	Shares Outstanding	Amount Issued	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Treasury Stock	Deferred Compensation Arrangements	Total
Balance at December 31, 2015	43,774,860	$44,443	$528,015	$566,591	$19,235	$(17,637)	$0	$1,140,647
Net income				103,812				103,812
Other comprehensive income, net of tax					(11,392)			(11,392)
Dividends declared:
Common, $1.26 per share				(55,711)				(55,711)
Common stock issued under employee stock plan, including tax benefits of $3,091	507,784	507	10,036					10,543
Stock-based compensation			4,783					4,783
Treasury stock purchased	(67,826)					(3,470)		(3,470)
Treasury stock issued to benefit plan	222,597		2,941			5,947		8,888
Balance at December 31, 2016	44,437,415	44,950	545,775	614,692	7,843	(15,160)	0	1,198,100
Net income				150,717				150,717
Other comprehensive loss, net of tax					(10,897)			(10,897)
Reclassification related to tax effect of Tax Cuts and Jobs Act				645	(645)			0
Dividends declared:
Common, $1.32 per share				(65,497)				(65,497)
Common stock issued under employee stock plan	264,640	265	4,298					4,563
Stock-based compensation			5,137					5,137
Stock issued for acquisitions	6,048,849	6,049	337,083					343,132
Deferred compensation arrangements acquired	(179,003)					(10,022)	10,022	0
Treasury stock purchased	(58,491)					(3,306)	3,306	0
Treasury stock issued to benefit plan	182,667		2,586			7,474	0	10,060
Balance at December 31, 2017	50,696,077	51,264	894,879	700,557	(3,699)	(21,014)	13,328	1,635,315
Net income				168,641				168,641
Other comprehensive loss, net of tax					(41,398)			(41,398)
Cumulative effect of change in accounting principle – equity securities				208	(208)			0
Dividends declared:
Common, $1.44 per share				(73,843)				(73,843)
Common stock issued under employee stock plan	312,998	313	6,130					6,443
Stock-based compensation			6,064					6,064
Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0
Treasury stock purchased	(5,142)					(298)	298	0
Treasury stock issued to benefit plan	218,658		4,675			7,886	0	12,561
Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$168,641	$150,717	$103,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,749	16,024	14,398
Amortization of intangible assets	18,155	16,941	5,479
Net accretion on securities, loans and borrowings	(9,404)	(6,619)	(4,405)
Stock-based compensation	6,064	5,137	4,783
Provision for loan losses	10,837	10,984	8,076
Provision/(benefit) for deferred income taxes	2,663	(28,692)	13,066
Amortization of mortgage servicing rights	449	499	518
Unrealized gain on equity securities	(657)	0	0
Loss on debt extinguishment	318	0	0
Income from bank-owned life insurance policies	(1,579)	(1,586)	(1,505)
Gain on sales of investment securities, net	0	(2)	0
Net (gain)/loss on sale of loans and other assets	(80)	181	(837)
Change in other assets and liabilities	10,252	26,090	(7,614)
Net cash provided by operating activities	221,408	189,674	135,771
Investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	140,784	157,278	109,638
Proceeds from maturities and redemptions of other investment securities	5,867	30,116	8,703
Purchases of available-for-sale investment securities	(78,131)	(90,380)	(65,966)
Purchases of equity and other securities	(31)	(13,302)	(4,612)
Net (increase) decrease in loans	(35,414)	164,846	(159,871)
Cash paid for acquisition, net of cash acquired of $16, $52,132, and $0, respectively	(1,737)	(107,414)	(575)
Settlement of bank owned life insurance policies	0	1,779	3,127
Purchases of premises and equipment, net	(12,646)	(10,819)	(12,442)
Real estate limited partnership investments	(1,197)	(733)	0
Net cash provided by/(used in) investing activities	17,495	131,371	(121,998)
Financing activities:
Net change in deposits	(122,049)	(79,940)	202,480
Net decrease in borrowings, net of payments of $95, $81,544 and $0	(47,339)	(144,809)	(155,100)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(25,207)	0	0
Issuance of common stock	6,443	4,563	10,543
Purchase of treasury stock	(298)	(3,306)	(3,470)
Sale of treasury stock	12,561	10,060	8,888
Increase in deferred compensation agreements	298	3,306	0
Cash dividends paid	(71,495)	(62,305)	(55,048)
Withholding taxes paid on share-based compensation	(1,021)	(1,433)	(1,419)
Net cash (used in)/provided by financing activities	(248,107)	(273,864)	6,874
Change in cash and cash equivalents	(9,204)	47,181	20,647
Cash and cash equivalents at beginning of year	221,038	173,857	153,210
Cash and cash equivalents at end of year	$211,834	$221,038	$173,857
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,926	$13,705	$11,268
Cash paid for income taxes	30,266	41,231	32,239
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	19,808	17,460	14,268
Transfers from loans to other real estate	3,299	3,518	2,612
Acquisitions:
Common stock issued	0	343,132	0
Fair value of assets acquired, excluding acquired cash and intangibles	115	1,961,246	0
Fair value of liabilities assumed	31	1,870,449	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2018, BPAS owns five subsidiaries:  Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined benefit contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2018, the Bank operated 224 full service branches operating as Community Bank, N.A. throughout 35 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries:  The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, $26.4 million of accounts receivable, including $7.8 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the Consolidated Statements of Condition.  As of December 31, 2017, $29.8 million of accounts receivable, including $6.5 million of unbilled fee revenue, and $3.9 million of unearned revenue was recorded in the Consolidated Statements of Condition.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values.  As of December 31, 2018 and 2017, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $15.0 million and $36.0 million, respectively.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  The Company did not use the held-to-maturity classification in 2017 or 2018.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes.  None of the Company’s investment securities have been classified as trading securities at December 31, 2018.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statement of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

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

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2018 and 2017, other real estate totaled $1.3 million and $1.9 million, respectively, and is included in other assets.

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

Investments in Real Estate Limited Partnerships
The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing.  The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2018.  These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties.  As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.  The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense.  The Company has unfunded commitments of $2.0 million at year-end related to qualified affordable housing project investments, which will be funded in 2019.  There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Advertising
Advertising costs amounting to approximately $5.1 million, $5.7 million and $3.9 million for the years ending December 31, 2018, 2017 and 2016, respectively, are nondirect response in nature and expensed as incurred.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018 and applied the guidance on a modified retrospective basis for the presentation of other components of net periodic benefit cost in the Consolidated Statements of Income.  The impact of the adoption of this guidance resulted in the reclassification of net periodic benefit income of $6.9 million and $4.7 million from salaries and employee benefits to other expenses in the Consolidated Statement of Income for the year ended December 31, 2017 and December 31, 2016, respectively.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity’s accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The cumulative-effect adjustment was not material. The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption. The increase in total assets and total liabilities was approximately $33.5 million. The impact on the Company’s results of operations and cash flows was not material.

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

NOTE B:  ACQUISITIONS

Subsequent Event/ Pending Acquisition – Kinderhook Bank Corp.
On January 22, 2019, the Company announced that it had entered into a definitive agreement to acquire Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York (See Note V).

Subsequent Event – Wealth Resources Network, Inc.
On January 2, 2019, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Wealth Resources Network, Inc. (“Wealth Resources”), a financial services business headquartered in Liverpool, New York (See Note V).

On April 2, 2018, the Company, through its subsidiary, BPAS, acquired certain assets of HR Consultants (SA), LLC (“HR Consultants”), a provider of actuarial and benefit consulting services headquartered in Puerto Rico.  The Company paid $0.3 million in cash to acquire the assets of HR Consultants and recorded intangible assets of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On January 2, 2018, the Company, through its subsidiary, OneGroup, completed its acquisition of certain assets of Penna & Associates Agency, Inc. (“Penna”), an insurance agency headquartered in Johnson City, New York.  The Company paid $0.8 million in cash to acquire the assets of Penna, and recorded goodwill in the amount of $0.3 million and a customer list intangible asset of $0.3 million in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On January 2, 2018, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Styles Bridges Associates (“Styles Bridges”), a financial services business headquartered in Canton, New York.  The Company paid $0.7 million in cash to acquire a customer list from Styles Bridges, and recorded a $0.7 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

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

On November 17, 2017, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of Northeast Capital Management, Inc. (“NECM”), a financial services business headquartered in Wilkes-Barre, Pennsylvania.  The Company paid $1.2 million in cash to acquire a customer list from NECM, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.  The effects of the acquired assets have been included in the consolidated financial statements since that date.

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extends the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $61.2 million and direct expenses, which may not include certain shared expenses, of approximately $30.8 million from Merchants were included in the consolidated income statement for the year ended December 31, 2018.  Revenues of approximately $42.6 million and direct expenses, which may not include certain shared expenses, of approximately $19.9 million from Merchants were included in the consolidated income statement for the year ended December 31, 2017.

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

On February 3, 2017, the Company completed its acquisition of NRS and its subsidiary GTC, headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, strengthens and complements the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $23.0 million deferred tax liability associated with the customer list intangible, and $75.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $40.6 million and expenses of $24.6 million from NRS were included in the consolidated statement of income for the year ended December 31, 2018.  Revenues of $31.5 million and expenses of $21.5 million from NRS were included in the consolidated statement of income for the year ended December 31, 2017.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2018, the carrying amount of other liabilities associated with the NRS acquisition decreased by $1.2 million as a result of an adjustment to deferred taxes.  Goodwill associated with the NRS acquisition decreased $1.2 million as a result of this adjustment.  During the second quarter of 2018, the carrying amount of other liabilities associated with the GBR acquisition decreased by $0.09 million as a result of updated information not available at the time of acquisition.  Goodwill associated with the GBR acquisition decreased $0.09 million as a result of this adjustment. During the fourth quarter of 2018, the carrying amount of other liabilities associated with the GBR acquisition increased $0.02 million as a result of updated information not available at the time of acquisition. Goodwill associated with the GBR acquisition increased $0.02 million as a result of this adjustment.

The above referenced acquisitions generally expanded the Company’s geographical presence in New York, Pennsylvania, Vermont, and Western Massachusetts and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2018	2017				2016
(000s omitted)	Other (1)	NRS	Merchants	Other (2)	Total	WJL
Consideration paid :
Cash	$1,753	$70,073	$82,898	$6,775	$159,746	$575
Community Bank System, Inc. common stock	0	78,483	262,254	2,395	343,132	0
Total net consideration paid	$1,753	148,556	345,152	9,170	502,878	575
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16	11,063	40,730	339	52,132	0
Investment securities	0	20,294	370,648	0	390,942	0
Loans	0	0	1,488,157	0	1,488,157	0
Premises and equipment	10	411	16,608	27	17,046	0
Accrued interest receivable	0	72	4,773	0	4,845	0
Other assets	105	8,088	51,585	583	60,256	0
Core deposit intangibles	0	0	23,214	0	23,214	0
Other intangibles	1,343	60,200	2,857	5,626	68,683	288
Deposits	0	0	(1,448,406)	0	(1,448,406)	0
Other liabilities	(31)	(26,828)	(11,750)	(1,155)	(39,733)	0
Short-term advances	0	0	(80,000)	0	(80,000)	0
Securities sold under agreement to repurchase, short-term	0	0	(278,076)	0	(278,076)	0
Long-term debt	0	0	(3,615)	0	(3,615)	0
Subordinated debt held by unconsolidated subsidiary trusts	0	0	(20,619)	0	(20,619)	0
Total identifiable assets, net	1,443	73,300	156,106	5,420	234,826	288
Goodwill	$310	$75,256	$189,046	$3,750	$268,052	$287

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

The core deposit intangibles and other intangibles related to the Penna, Styles Bridges, HR Consultants, Merchants, Dryfoos, BAS, NECM, GBR, and WJL acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Merchants acquisition, the Employee Benefit Services segment for NRS, and All Other segments for the Penna, Dryfoos, BAS, GBR, and WJL acquisitions.  Goodwill arising from the Merchants, NRS, and GBR acquisitions is not deductible for tax purposes.  Goodwill arising from the Penna, Dryfoos, BAS, GBR, and WJL acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related (recoveries) expenses amount to $(0.8) million, $26.0 million and $1.7 million during 2018, 2017 and 2016, respectively, and have been separately stated in the consolidated statements of income.

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

	Pro Forma (Unaudited) Year Ended December 31,
(000’s omitted)	2017	2016
Total revenue, net of interest expense	$546,977	$536,183
Net income	176,257	109,186

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2018				2017
(000’s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,036,474	$2,190	$14,911	$2,023,753	$2,043,023	$15,886	$4,838	$2,054,071
Obligations of state and political subdivisions	453,640	6,563	1,049	459,154	514,949	14,064	57	528,956
Government agency mortgage-backed securities	390,234	1,526	9,283	382,477	358,180	3,121	3,763	357,538
Corporate debt securities	2,588	0	42	2,546	2,648	0	25	2,623
Government agency collateralized mortgage obligations	69,342	60	1,283	68,119	88,097	155	878	87,374
Marketable equity securities	0	0	0	0	251	275	0	526
Total available-for-sale portfolio	$2,952,278	$10,339	$26,568	$2,936,049	$3,007,148	$33,501	$9,561	$3,031,088

Equity and other Securities:
Equity securities, at fair value	$251	$200	$19	$432	$0	$0	$0	$0
Federal Home Loan Bank common stock	8,768	0	0	8,768	9,896	0	0	9,896
Federal Reserve Bank common stock	30,690	0	0	30,690	30,690	0	0	30,690
Certificates of deposit	0	0	0	0	3,865	0	0	3,865
Other equity securities, at adjusted cost	4,969	750	0	5,719	5,840	0	0	5,840
Total equity and other securities	$44,678	$950	$19	$45,609	$50,291	$0	$0	$50,291

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$473,082	$682	64	$1,213,276	$14,229	71	$1,686,358	$14,911
Obligations of state and political subdivisions	118	55,671	216	97	51,753	833	215	107,424	1,049
Government agency mortgage-backed securities	43	47,708	258	181	253,931	9,025	224	301,639	9,283
Corporate debt securities	0	0	0	1	2,546	42	1	2,546	42
Government agency collateralized mortgage obligations	1	66	0	41	63,112	1,283	42	63,178	1,283
Total available-for-sale investment portfolio	169	$576,527	$1,156	384	$1,584,618	$25,412	553	$2,161,145	$26,568

Equity and other Securities:
Equity securities, at fair value	1	$82	$19	0	$0	$0	1	$82	$19
Total equity and other securities	1	$82	$19	0	$0	$0	1	$82	$19

As of December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	44	$699,709	$4,838	0	$0	$0	44	$699,709	$4,838
Obligations of state and political subdivisions	45	23,432	57	0	0	0	45	23,432	57
Government agency mortgage-backed securities	120	185,716	1,433	55	75,712	2,330	175	261,428	3,763
Corporate debt securities	1	2,623	25	0	0	0	1	2,623	25
Government agency collateralized mortgage obligations	39	80,041	878	1	1	0	40	80,042	878
Total available-for-sale investment portfolio	249	$991,521	$7,231	56	$75,713	$2,330	305	$1,067,234	$9,561

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2018 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value
Due in one year or less	$58,214	$58,128
Due after one through five years	2,126,742	2,115,304
Due after five years through ten years	158,282	160,694
Due after ten years	149,464	151,327
Subtotal	2,492,702	2,485,453
Government agency mortgage-backed securities	390,234	382,477
Government agency collateralized mortgage obligations	69,342	68,119
Total	$2,952,278	$2,936,049

Investment securities with a carrying value of $1.447 billion and $1.530 billion at December 31, 2018 and 2017, respectively, were pledged to collateralize certain deposits and borrowings.  Securities pledged to collateralize certain deposits and borrowings included $492.4 million and $473.2 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2018, and 2017, respectively.  All securities sold under agreement to repurchase as of December 31, 2018 and 2017 have an overnight and continuous maturity.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
•	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes at December 31 are summarized as follows:

(000’s omitted)	2018	2017
Business lending	$2,396,977	$2,424,223
Consumer mortgage	2,235,408	2,220,298
Consumer indirect	1,083,207	1,011,978
Consumer direct	178,820	179,929
Home equity	386,709	420,329
Gross loans, including deferred origination costs	6,281,121	6,256,757
Allowance for loan losses	(49,284)	(47,583)
Loans, net of allowance for loan losses	$6,231,837	$6,209,174

The Company had approximately $28.4 million and $25.3 million of net deferred loan origination costs included in gross loans as of December 31, 2018 and 2017, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2018 and 2017.

(000’s omitted)	2018	2017
Balance at beginning of year	$22,344	$10,950
New loans	2,600	16,617
Payments	(4,283)	(5,223)
Balance at end of year	$20,661	$22,344

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000’s omitted)	2018	2017
Credit impaired acquired loans:
Outstanding principal balance	$6,936	$13,242
Carrying amount	5,446	10,115

Non-impaired acquired loans:
Outstanding principal balance	1,271,584	1,658,780
Carrying amount	1,247,691	1,626,979

Total acquired loans:
Outstanding principal balance	1,278,520	1,672,022
Carrying amount	1,253,137	1,637,094

The outstanding balance related to credit impaired acquired loans was $7.0 million and $13.4 million at December 31, 2018 and 2017, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)	2018	2017
Balance at beginning of year	$976	$498
Merchants acquisition	0	793
Accretion recognized	(783)	(905)
Net reclassification to accretable from nonaccretable	244	590
Balance at end of year	$437	$976

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$5,261	$179	$4,872	$10,312	$1,608,515	$1,618,827
Consumer mortgage	12,468	1,393	9,872	23,733	1,824,717	1,848,450
Consumer indirect	14,609	258	0	14,867	1,057,525	1,072,392
Consumer direct	1,778	48	0	1,826	173,948	175,774
Home equity	983	228	1,438	2,649	309,892	312,541
Total	$35,099	$2,106	$16,182	$53,387	$4,974,597	$5,027,984

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$974	$0	$3,498	$4,472	$5,446	$768,232	$778,150
Consumer mortgage	841	232	2,390	3,463	0	383,495	386,958
Consumer indirect	78	34	0	112	0	10,703	10,815
Consumer direct	115	4	0	119	0	2,927	3,046
Home equity	613	79	474	1,166	0	73,002	74,168
Total	$2,621	$349	$6,362	$9,332	$5,446	$1,238,359	$1,253,137

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2018			December 31, 2017
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,439,337	$702,493	$2,141,830	$1,170,156	$963,981	$2,134,137
Special mention	105,065	40,107	145,172	129,076	37,321	166,397
Classified	74,425	28,525	102,950	77,367	34,628	111,995
Doubtful	0	1,579	1,579	0	1,579	1,579
Acquired impaired	0	5,446	5,446	0	10,115	10,115
Total	$1,618,827	$778,150	$2,396,977	$1,376,599	$1,047,624	$2,424,223

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2018:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,837,185	$1,072,134	$175,726	$310,875	$3,395,920
Nonperforming	11,265	258	48	1,666	13,237
Total	$1,848,450	$1,072,392	$175,774	$312,541	$3,409,157

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$384,336	$10,781	$3,042	$73,615	$471,774
Nonperforming	2,622	34	4	553	3,213
Total	$386,958	$10,815	$3,046	$74,168	$474,987

The following table details the balances in all other loan categories at December 31, 2017:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,742,387	$991,541	$174,431	$320,692	$3,229,051
Nonperforming	12,222	295	48	1,448	14,013
Total	$1,754,609	$991,836	$174,479	$322,140	$3,243,064

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$462,597	$20,134	$5,450	$96,693	$584,874
Nonperforming	3,092	8	0	1,496	4,596
Total	$465,689	$20,142	$5,450	$98,189	$589,470

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2018 and 2017 is as follows:

(000’s omitted)	2018	2017
Loans with allowance allocation	$3,956	$5,125
Loans without allowance allocation	2,230	884
Carrying balance	6,186	6,009
Contractual balance	12,078	9,165
Specifically allocated allowance	956	804
Average impaired loans	7,618	9,517
Interest income recognized	0	0

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2018, 2017 and 2016 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2018 and December 31, 2017 is as follows

	December 31, 2018						December 31, 2017
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	4	$162	2	$165	6	$327	8	$218	7	$501	15	$719
Consumer mortgage	46	1,986	46	1,769	92	3,755	51	2,265	44	1,750	95	4,015
Consumer indirect	0	0	77	857	77	857	0	0	71	883	71	883
Consumer direct	0	0	22	71	22	71	0	0	25	69	25	69
Home equity	12	240	9	275	21	515	13	245	7	204	20	449
Total	62	$2,388	156	$3,137	218	$5,525	72	$2,728	154	$3,407	226	$6,135

The following table presents information related to loans modified in a TDR during the years ended December 31, 2018 and 2017.  Of the loans noted in the table below, all loans for the years ended December 31, 2018 and December 31, 2017, were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	December 31, 2018		December 31, 2017
(000’s omitted)	#	Amount	#	Amount
Business lending	2	$103	8	$412
Consumer mortgage	9	470	23	1,254
Consumer indirect	32	320	33	490
Consumer direct	6	24	6	17
Home equity	3	118	4	95
Total	52	$1,035	74	$2,268

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Balance at December 31, 2015	$15,749	$10,198	$12,422	$2,997	$2,666	$1,201	$168	$45,401
Charge-offs	(1,872)	(647)	(7,643)	(1,706)	(218)	0	(97)	(12,183)
Recoveries	616	115	4,168	901	139	0	0	5,939
Provision	2,727	428	4,835	787	(188)	(550)	37	8,076
Balance at December 31, 2016	17,220	10,094	13,782	2,979	2,399	651	108	47,233
Charge-offs	(4,959)	(707)	(8,456)	(2,081)	(284)	0	(270)	(16,757)
Recoveries	656	50	4,516	849	52	0	0	6,123
Provision	4,340	1,028	3,626	1,292	(60)	449	309	10,984
Balance at December 31, 2017	17,257	10,465	13,468	3,039	2,107	1,100	147	47,583
Charge-offs	(3,566)	(836)	(8,382)	(1,777)	(544)	0	(381)	(15,486)
Recoveries	485	136	4,874	807	48	0	0	6,350
Provision	4,346	359	4,406	1,026	533	(100)	267	10,837
Balance at December 31, 2018	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2018	2017
Land and land improvements	$24,340	$23,869
Bank premises	133,259	131,647
Equipment and construction in progress	89,950	86,059
Premises and equipment, gross	247,549	241,575
Accumulated depreciation	(127,561)	(118,182)
Premises and equipment, net	$119,988	$123,393

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2018			December 31, 2017
(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(44,306)	$18,596	$62,902	$(37,877)	$25,025
Other intangibles	87,616	(32,366)	55,250	86,535	(20,902)	65,633
Total amortizing intangibles	$150,518	$(76,672)	$73,846	$149,437	$(58,779)	$90,658

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2019	$15,296
2020	12,722
2021	10,853
2022	9,317
2023	7,814
Thereafter	17,844
Total	$73,846

Shown below are the components of the Company’s goodwill at December 31, 2018 and 2017:

(000’s omitted)	Year Ended December 31, 2016	Activity	Year Ended December 31, 2017	Activity	Year Ended December 31, 2018
Goodwill	$469,966	$269,288	$739,254	$(927)	$738,327
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$465,142	$269,288	$734,430	$(927)	$733,503

During the first quarter of 2018, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2018	2017
Carrying value before valuation allowance at beginning of period	$1,358	$1,435
Additions	228	358
Merchants acquisition	0	64
Amortization	(449)	(499)
Carrying value before valuation allowance at end of period	1,137	1,358
Valuation allowance balance at beginning of period	0	0
Impairment charges	0	0
Impairment recoveries	0	0
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,137	$1,358
Fair value of MSRs at end of period	$2,397	$2,473
Principal balance of loans sold during the year	$18,228	$32,937
Principal balance of loans serviced for others	$333,862	$358,518
Custodial escrow balances maintained in connection with loans serviced for others	$4,982	$5,363

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2018	2017
Weighted-average contractual life (in years)	21.4	21.3
Weighted-average constant prepayment rate (CPR)	9.3%	11.1%
Weighted-average discount rate	3.6%	3.3%

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2018	2017
Noninterest checking	$2,312,816	$2,293,057
Interest checking	1,920,545	1,830,914
Savings	1,448,208	1,421,512
Money market	1,901,262	2,124,633
Time	739,540	774,304
Total deposits	$8,322,371	$8,444,420

Interest on deposits recorded in the consolidated statements of income consists of the following at December 31:

(000’s omitted)	2018	2017	2016
Interest on interest checking	$1,796	$1,032	$504
Interest on savings	858	841	863
Interest on money market	3,638	2,981	2,754
Interest on time	4,366	3,177	3,204
Total interest on deposits	$10,658	$8,031	$7,325

The approximate maturities of time deposits at December 31, 2018 are as follows:

(000’s omitted)	All Accounts	Accounts $250,000 or Greater
2019	$448,708	$40,960
2020	94,585	4,886
2021	123,021	20,100
2022	31,786	587
2023	41,223	3,087
Thereafter	217	0
Total	$739,540	$69,620

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2018	2017
FHLB overnight advance	$54,400	$24,000
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $0 and $332, respectively	97,939	122,814
Securities sold under agreement to repurchase, short term	259,367	337,011
FHLB Long term advances	1,976	2,071
Total borrowings	$413,682	$485,896

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2018 have contractual maturity dates as follows:

(000’s omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2018
January 2, 2019	$313,767	1.01%
July 3, 2023	575	2.25%
October 23, 2023	484	1.50%
October 1, 2025	315	1.50%
March 1, 2029	602	2.50%
December 15, 2034	20,619	4.74%
December 15, 2036	77,320	4.44%
Total	$413,682	1.84%

The weighted-average interest rate on borrowings for the years ended December 31, 2018 and 2017 was 1.72% and 1.51%, respectively.

As of December 31, 2018, the Company sponsors two business trusts, Community Capital Trust IV (“CCT IV”) and MBVT Statutory Trust I (“MBVT I”), of which 100% of the common stock is owned by the Company.  The common stock of MBVT Statutory Trust I was acquired in the Merchants acquisition.  The Company previously sponsored Community Statutory Trust III (“CST III”) until July 31, 2018 when the Company exercised its right to redeem all of the CST III debentures and associated preferred securities for a total of $25.2 million.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (4.44%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.74%)	12/15/2034	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2018	2017	2016
Current:
Federal	$32,504	$31,152	$32,829
State and other	9,180	6,788	4,890
Deferred:
Federal	2,122	(28,146)	11,444
State and other	541	(546)	1,622
Provision for income taxes	$44,347	$9,248	$50,785

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2018	2017
Allowance for loan losses	$12,131	$11,675
Employee benefits	4,479	4,216
Other, net	541	0
Deferred tax asset	17,151	15,891
Investment securities	14,451	22,690
Tax-deductible goodwill	39,540	39,154
Loan origination costs	6,851	6,109
Depreciation	3,098	2,372
Mortgage servicing rights	277	330
Pension	11,078	13,228
Other, net	0	542
Deferred tax liability	75,295	84,425
Net deferred tax liability	$(58,144)	$(68,534)

The Company has determined that no valuation allowance is necessary as it is more likely than not that the gross deferred tax assets will be realized through future reversals of existing temporary differences and through future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.6)	(3.8)	(4.0)
State income taxes, net of federal benefit	3.4	2.5	2.7
Stock-based compensation	(0.9)	(2.0)	0
Federal deferred tax revaluation adjustment	0	(23.7)	0
Federal tax credits	(1.4)	(1.5)	0
Other, net	0.3	(0.7)	(0.9)
Effective income tax rate	20.8%	5.8%	32.8%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2018	2017	2016
Unrecognized tax benefits at beginning of year	$24	$92	$127
Changes related to:
Lapse of statutes of limitations	(24)	(68)	(35)
Unrecognized tax benefits at end of year	$0	$24	$92

As of December 31, 2018, there was no amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2014 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2014 may still be examined by the New York Department of Taxation and Finance.  It is not possible to estimate, if and when those examinations may be completed.

On December 22, 2017, H.R.1, referred to as the “Tax Cuts and Jobs Act,” was signed into law.  Among other things, the Tax Cuts and Jobs Act lowered the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  ASC 740, Income Taxes, requires existing deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the date of enactment, deferred taxes were re-measured based upon the new 21% tax rate.  Prior to the change in tax rate, the Company had recorded net deferred tax liabilities based on a marginal tax rate of 37.70%.  The change in tax rate resulted in a decrease in the marginal tax rate to 24.29% and a deferred tax benefit of $38.0 million from the write-down of the net deferred tax liabilities. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.
NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2018, the Bank had approximately $101.2 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at the beginning of year	$147,450	$127,084	$1,785	$1,806
Service cost	4,561	4,181	0	0
Interest cost	5,676	5,717	69	76
Plan amendment / acquisition	883	11,646	0	0
Participant contributions	0	0	479	467
Deferred actuarial (gain)/loss	(4,177)	8,978	191	245
Benefits paid	(10,182)	(10,156)	(867)	(809)
Benefit obligation at end of year	144,211	147,450	1,657	1,785
Change in plan assets:
Fair value of plan assets at beginning of year	217,107	180,400	0	0
Actual return of plan assets	(3,858)	22,954	0	0
Participant contributions	0	0	479	467
Employer contributions	605	9,839	388	342
Plan acquisition	0	14,070	0	0
Benefits paid	(10,182)	(10,156)	(867)	(809)
Fair value of plan assets at end of year	203,672	217,107	0	0
Over/(Under) funded status at year end	$59,461	$69,657	$(1,657)	$(1,785)

Amounts recognized in the consolidated statement of condition were:
Other assets	$72,659	$81,000	$0	$0
Other liabilities	(13,198)	(11,343)	(1,657)	(1,785)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$39,410	$26,935	$592	$420
Net prior service cost (credit)	4,939	2,944	(1,444)	(1,622)
Pre-tax AOCI	44,349	29,879	(852)	(1,202)
Taxes	(10,870)	(7,340)	210	296
AOCI at year end	$33,479	$22,539	$(642)	$(906)

The benefit obligation for the defined benefit pension plan was $131.0 million and $136.1 million as of December 31, 2018 and 2017, respectively, and the fair value of plan assets as of December 31, 2018 and 2017 was $203.7 million and $217.1 million, respectively.  Effective May 12, 2017, the Merchants Bank Pension Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial gain of approximately $1.9 million, due primarily to a gain on plan assets that was partially offset by a decrease in the discount rate from 4.50% to 4.40% as of the valuation date.  The defined benefit pension plan was amended effective December 31, 2018 to transfer certain obligations from the Company’s non-qualified supplemental pension plan and restoration plan into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $13.2 million and $11.3 million for 2018 and 2017, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2018 and 2017.  The plan was frozen effective December 31, 2009.

Effective June 1, 2018, the Company adopted the Community Bank System, Inc. Restoration Plan (“Restoration Plan”).  The Restoration Plan is a non-qualified deferred compensation plan for certain employees whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation.  Adoption of the plan resulted in an unfunded initial projected benefit obligation of approximately $0.8 million.  The Restoration Plan was amended effective December 31, 2018 to transfer certain obligations into the Company’s qualified defined benefit pension plan.  The projected benefit obligation for the unfunded Restoration Plan is immaterial as of December 31, 2018.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2018	2017	2018	2017
Prior service cost/(credit)	$1,509	$424	$135	$111
Net (gain) loss	9,431	(851)	129	148
Total	$10,940	$(427)	$264	$259

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits
Prior service credit	$64	$(179)
Net loss	2,376	36
Total	$2,440	$(143)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2018	2017	2018	2017
Discount rate	4.50%	4.00%	4.45%	4.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:
	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2018	2017	2016	2018	2017	2016
Service cost	$4,561	$4,181	$4,106	$0	$0	$0
Interest cost	5,676	5,717	5,624	69	76	82
Expected return on plan assets	(14,820)	(13,354)	(11,842)	0	0	0
Plan amendment	13	0	20	0	0	0
Amortization of unrecognized net loss/(gain)	1,193	767	1,508	21	8	(5)
Amortization of prior service cost	(293)	55	43	(179)	(179)	(179)
Net periodic (benefit)	$(3,670)	$(2,634)	$(541)	$(89)	$(95)	$(102)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	4.00%	4.40%	4.70%	4.00%	4.40%	4.70%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits
2019	$9,250	$175
2020	9,547	139
2021	10,142	136
2022	10,607	133
2023	11,092	130
2024-2028	59,372	598

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2018 to the RP-2014 Mortality Table for employees and healthy annuitants, adjusted backward to 2006 with Scale MP-2014, and then adjusted for mortality improvements with the Scale MP-2017 mortality improvement scale on a generational basis.  The appropriateness of the assumptions are reviewed annually.

Plan Assets
The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations.  At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds.  The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking.   Asset allocation favors fixed income securities, with a target allocation of approximately 60% equity securities and 40% fixed income securities and money market funds.  Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.  Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2018 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash equivalents	$4,856	$0	$0	$4,856
Equity securities:
U.S. large-cap	39,122	0	0	39,122
U.S mid/small cap	9,881	0	0	9,881
CBU stock	7,692	0	0	7,692
International	32,506	0	0	32,506
	89,201	0	0	89,201

Fixed income securities:
Government securities	64,417	11,370	0	75,787
Investment grade bonds	12,054	0	0	12,054
High yield(a)	6,712	0	0	6,712
	83,183	11,370	0	94,553

Other investments (b)	14,267	66	0	14,333

Total (c)	$191,507	$11,436	$0	$202,943

The fair values of the Company’s defined benefit pension plan assets at December 31, 2017 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money Market Accounts	$0	$10,381	$0	$10,381
Equity securities:
U.S. large-cap	53,154	0	0	53,154
U.S mid/small cap	26,309	0	0	26,309
CBU stock	8,344	0	0	8,344
International	47,723	0	0	47,723
	135,530	0	0	135,530

Fixed income securities:
Government securities	13,929	9,686	0	23,615
Investment grade bonds	19,278	0	0	19,278
High yield(a)	16,297	0	0	16,297
	49,504	9,686	0	59,190

Other investments (b)	11,302	73	0	11,375

Total (c)	$196,336	$20,140	$0	$216,476
(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.7 million and $0.6 million at December 31, 2018 and 2017, respectively.

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

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $5.3 million, and $4.3 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2018, 2017, and 2016 was $0.9 million, $0.8 million, and $0.7 million, respectively.

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

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2018 and 2017, the Company has recorded a liability of $2.8 million and $3.1 million, respectively.  The expense recognized under these plans for the years ended December 31, 2018, 2017, and 2016 was approximately $0.08 million, $0.3 million, and $0.03 million, respectively.

Deferred Compensation Plans for Directors
Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in their account.  As of December 31, 2018 and 2017, there were 151,977 and 150,110 shares credited to the participants’ accounts, for which a liability of $4.6 million and $4.2 million was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2018, 2017 and 2016, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2018, the Company has authorization to grant up to approximately 1.5 million additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
	Outstanding	Weighted- average Exercise Price of Shares
Outstanding at December 31, 2016	1,755,992	$30.85
Granted	197,943	57.02
Exercised	(238,499)	25.72
Forfeited	(7,140)	37.47
Outstanding at December 31, 2017	1,708,296	34.57
Granted	213,504	55.92
Exercised	(268,004)	27.94
Forfeited	(9,435)	45.54
Outstanding at December 31, 2018	1,644,361	$38.36
Exercisable at December 31, 2018	1,010,795	$32.66

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2018:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted -average Exercise Price
$0.00 – $18.00	10,978	$17.82	0.31	10,978	$17.82
$18.001 – $28.00	215,014	23.26	2.67	215,014	23.26
$28.001 – $29.00	142,691	28.78	3.22	142,691	28.78
$29.001 – $30.00	185,866	29.79	4.21	185,866	29.79
$30.001 – $40.00	686,103	37.09	6.34	391,658	37.06
$40.001 – $60.00	403,709	56.45	8.73	64,588	56.72
TOTAL	1,644,361	$38.36	5.90	1,010,795	$32.66

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2018 is 5.90 years and 4.71 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2018 is $32.8 million and $25.9 million, respectively.

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.6 million, $2.2 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  A related income tax benefit was recognized of $0.6 million, $0.8 million and $0.8 million for the 2018, 2017 and 2016 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2018, 2017 and 2016 was approximately $3.2 million, $2.7 million and $2.4 million, respectively.

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

	2018	2017	2016
Weighted-average Fair Value of Options Granted	$13.44	$12.78	$7.90
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.91%	3.19%	3.43%
Share price volatility	29.44%	29.71%	30.00%
Weighted-average risk-free interest rate	2.82%	2.31%	1.72%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $4.7 million at December 31, 2018.  The weighted-average period over which this unrecognized expense would be recognized is 3.3 years.  The total fair value of stock options vested during 2018, 2017, and 2016 were $2.3 million, $2.2 million and $2.1 million, respectively.

During the 12 months ended December 31, 2018 and 2017, proceeds from stock option exercises totaled $9.4 million and $7.7 million, respectively, and the related tax benefits from exercise were approximately $1.6 million and $2.3 million, respectively.   During the twelve months ended December 31, 2018 and 2017, approximately 0.3 million and 0.2 million shares, respectively, were issued in connection with stock option exercises each year.  The total intrinsic value of options exercised during 2018, 2017 and 2016 were $8.4 million, $7.6 million and $10.3 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2018, and changes during the twelve months ended December 31, 2018 and 2017, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2016	253,830	$29.98
Awards	46,428	57.02
Forfeitures	(4,863)	24.78
Vestings	(64,522)	33.69
Unvested at December 31, 2017	230,873	34.06
Awards	50,133	55.92
Forfeitures	(3,429)	34.95
Vestings	(56,514)	39.40
Unvested at December 31, 2018	221,063	$37.72

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $4.6 million at December 31, 2018, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 3.2 years.  The total fair value of restricted stock vested during 2018, 2017, and 2016 were $2.3 million, $2.2 million and $2.5 million, respectively.

NOTE M:	EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2018.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.4 million, 0.2 million and 0.3 million weighted-average anti-dilutive stock options outstanding at December 31, 2018, 2017 and 2016, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2018, 2017 and 2016.

(000’s omitted, except per share data)	2018	2017	2016
Net income	$168,641	$150,717	$103,812
Income attributable to unvested stock-based compensation awards	(744)	(597)	(550)
Income available to common shareholders	$167,897	$150,120	$103,262

Weighted-average common shares outstanding - basic	51,165	48,843	44,091

Basic earnings per share	$3.28	$3.07	$2.34

Net income	$168,641	$150,717	$103,812
Income attributable to unvested stock-based compensation awards	(744)	(597)	(550)
Income available to common shareholders	$167,897	$150,120	$103,262

Weighted-average common shares outstanding	51,165	48,843	44,091
Assumed exercise of stock options	583	627	394
Weighted-average common shares outstanding – diluted	51,748	49,470	44,485

Diluted earnings per share	$3.24	$3.03	$2.32
Cash dividends declared per share	$1.44	$1.32	$1.26

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  At its December 2018 meeting, the Board approved a similar program for 2019, authorizing the repurchase of up to 2.5 million shares of the Company’s common stock through December 31, 2019.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no stock repurchases pursuant to the announced plans in 2018 or 2017.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2018	2017
Commitments to extend credit	$1,134,576	$1,080,004
Standby letters of credit	33,169	23,782
Total	$1,167,745	$1,103,786

The Bank has unused lines of credit of $25.0 million at December 31, 2018.  The Bank has unused borrowing capacity of approximately $1.62 billion through collateralized transactions with the FHLB and $23.5 million through collateralized transactions with the Federal Reserve.

The Company is required to maintain a reserve balance, as established by the FRB.  The required average total reserve for the 14-day maintenance period of December 20, 2018 through January 2, 2019 was $89.7 million, with $76.6 million represented by cash on hand and the remaining $13.1 million was required to be on deposit with the Federal Reserve.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE O:	LEASES

The Company leases buildings, office space, and equipment under agreements that expire in various years.  Rental expense included in operating expenses amounted to $9.0 million, $7.3 million and $5.8 million in 2018, 2017 and 2016, respectively.  The future minimum rental commitments as of December 31, 2018 for all non-cancelable operating leases are as follows:

2019	$8,452
2020	7,262
2021	5,673
2022	4,411
2023	2,621
Thereafter	10,390
Total	$38,809

NOTE P:	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of December 31, 2018, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, the Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios.  The required capital conservation buffer is 1.875% for 2018 and 1.25% for 2017.  Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2018, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 6.375%, (ii) Tier 1 capital to total risk-weighted assets of at least 7.875%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 9.875%.  To satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2017, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 5.75%, (ii) Tier 1 capital to total risk-weighted assets of at least 7.25%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 9.25%. As of December 31, 2018 and 2017, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach.  As of December 31, 2018, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

	Actual		For capital adequacy purposes		For capital adequacy purposes plus Capital Conservation Buffer		To be well-capitalized under prompt corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2018
Tier 1 Leverage ratio	$1,093,166	11.08%	$394,700	4.00%			$493,375	5.00%
Tier 1 risk-based capital	1,093,166	18.23%	359,747	6.00%	$472,168	7.875%	479,662	8.00%
Total risk-based capital	1,142,927	19.06%	479,662	8.00%	592,083	9.875%	599,578	10.00%
Common equity tier 1 capital	998,111	16.65%	269,810	4.50%	382,231	6.375%	389,726	6.50%
2017
Tier 1 Leverage ratio	$995,860	10.00%	$398,183	4.00%			$497,729	5.00%
Tier 1 risk-based capital	995,860	16.64%	358,988	6.00%	$433,777	7.25%	478,651	8.00%
Total risk-based capital	1,043,910	17.45%	478,651	8.00%	553,440	9.25%	598,314	10.00%
Common equity tier 1 capital	876,685	14.65%	269,241	4.50%	344,030	5.75%	388,904	6.50%

Community Bank, N.A.:
2018
Tier 1 Leverage ratio	$912,995	9.32%	$391,953	4.00%			$489,941	5.00%
Tier 1 risk-based capital	912,995	15.35%	356,973	6.00%	$468,527	7.875%	475,964	8.00%
Total risk-based capital	962,756	16.18%	475,964	8.00%	587,518	9.875%	594,955	10.00%
Common equity tier 1 capital	912,940	15.35%	267,730	4.50%	379,284	6.375%	386,721	6.50%
2017
Tier 1 Leverage ratio	$859,538	8.71%	$394,981	4.00%			$493,726	5.00%
Tier 1 risk-based capital	859,538	14.50%	355,641	6.00%	$429,733	7.25%	474,188	8.00%
Total risk-based capital	907,588	15.31%	474,188	8.00%	548,280	9.25%	592,736	10.00%
Common equity tier 1 capital	859,483	14.50%	266,731	4.50%	340,823	5.75%	385,278	6.50%

NOTE Q:	PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000’s omitted)	2018	2017
Assets:
Cash and cash equivalents	$116,133	$84,460
Investment securities	3,452	4,322
Investment in and advances to:
Bank subsidiary	1,522,109	1,511,780
Non-bank subsidiaries	182,617	169,341
Other assets	8,957	9,150
Total assets	$1,833,268	$1,779,053

Liabilities and shareholders’ equity:
Accrued interest and other liabilities	$21,546	$20,924
Borrowings	97,939	122,814
Shareholders’ equity	1,713,783	1,635,315
Total liabilities and shareholders’ equity	$1,833,268	$1,779,053

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000’s omitted)	2018	2017	2016
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$98,000	$91,000	$89,000
Non-bank subsidiaries	9,250	35,500	1,750
Interest and dividends on investments	161	133	102
Total revenues	107,411	126,633	90,852
Expenses:
Interest on borrowings	4,677	3,904	2,949
Acquisition expenses	0	91	429
Loss on debt prepayment	318	0	0
Other expenses	131	26	11
Total expenses	5,126	4,021	3,389

Income before tax benefit and equity in undistributed net income of subsidiaries	102,285	122,612	87,463
Income tax benefit	1,330	1,930	866
Income before equity in undistributed net income of subsidiaries	103,615	124,542	88,329
Equity in undistributed net income of subsidiaries	65,026	26,175	15,483
Net income	$168,641	$150,717	$103,812
Other comprehensive (loss), net of tax:
Changes in other comprehensive (loss)/income related to pension and other post retirement obligations	(11,204)	168	3,322
Changes in other comprehensive loss related to unrealized losses on available-for-sale securities	(30,402)	(11,065)	(14,714)
Other comprehensive loss	(41,606)	(10,897)	(11,392)
Comprehensive income	$127,035	$139,820	$92,420

The statements of cash flows of the parent company for the years ended December 31 is as follows:
(000’s omitted)	2018	2017	2016
Operating activities:
Net income	$168,641	$150,717	$103,812
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(65,026)	(26,175)	(15,483)
Net change in other assets and other liabilities	(1,084)	1,870	(215)
Net cash provided by operating activities	102,531	126,412	88,114
Investing activities:
Proceeds from redemption of investment securities	776	0	0
Cash paid for acquisitions, net of cash acquired of $0, $150,534, and $0, respectively	0	(139,471)	0
Capital contributions to subsidiaries	0	(11,063)	0
Net cash provided by/(used in) investing activities	776	(150,534)	0
Financing activities:
Repayment of borrowings	(25,207)	0	0
Issuance of common stock	12,507	9,700	15,326
Purchase of treasury stock	(298)	(3,306)	(3,470)
Sale of treasury stock	12,561	10,060	8,888
Increase in deferred compensation arrangements	298	3,306	0
Cash dividends paid	(71,495)	(62,305)	(55,048)
Net cash used in financing activities	(71,634)	(42,545)	(34,304)
Change in cash and cash equivalents	31,673	(66,667)	53,810
Cash and cash equivalents at beginning of year	84,460	151,127	97,317
Cash and cash equivalents at end of year	$116,133	$84,460	$151,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,857	$3,826	$2,909
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$19,808	$17,460	$14,268
Capital contributions to subsidiaries	0	513,769	0
Common stock issued for acquisition	0	343,132	0

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

	December 31, 2018
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,896,931	$126,822	$0	$2,023,753
Obligations of state and political subdivisions	0	459,154	0	459,154
Government agency mortgage-backed securities	0	382,477	0	382,477
Corporate debt securities	0	2,546	0	2,546
Government agency collateralized mortgage obligations	0	68,119	0	68,119
Total available-for-sale investment securities	1,896,931	1,039,118	0	2,936,049
Equity securities	432	0	0	432
Mortgage loans held for sale	0	83	0	83
Interest rate swap agreements asset	0	793	0	793
Interest rate swap agreements liability	0	(742)	0	(742)
Total	$1,897,363	$1,039,252	$0	$2,936,615

	December 31, 2017
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,909,290	$144,781	$0	$2,054,071
Obligations of state and political subdivisions	0	528,956	0	528,956
Government agency mortgage-backed securities	0	357,538	0	357,538
Corporate debt securities	0	2,623	0	2,623
Government agency collateralized mortgage obligations	0	87,374	0	87,374
Marketable equity securities	526	0	0	526
Total available-for-sale investment securities	1,909,816	1,121,272	0	3,031,088
Mortgage loans held for sale	0	461	0	461
Commitments to originate real estate loans for sale	0	0	89	89
Forward sales commitments	0	4	0	4
Interest rate swap agreements asset	0	1,064	0	1,064
Interest rate swap agreements liability	0	(904)	0	(904)
Total	$1,909,816	$1,121,897	$89	$3,031,802

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2018 is approximately $0.1 million.  The unrealized gain on mortgage loans was recognized in other banking services revenues in the Consolidated Statement of Income for the year ended December 31, 2018 and was immaterial.

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

 The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2018				December 31, 2017
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,102	$1,102	$0	$0	$0	$0
Other real estate owned	0	0	1,320	1,320	0	0	1,915	1,915
Total	$0	$0	$2,422	$2,422	$0	$0	$1,915	$1,915

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 69% at December 31, 2018, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at December 31, 2018 as the fair value of mortgage servicing rights of approximately $2.4 million exceeded the carrying value of approximately $1.1 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2018 or 2017.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2018 are as follows:

(000’s omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Impaired loans	$1,102	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.4% (28.8%)
Other real estate owned	1,320	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 69.3% (23.8%)

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2017 are as follows:

(000’s omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Other real estate owned	$1,915	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 99.0% (38.5%)
Commitments to originate real estate loans for sale	89	Discounted cash flow	Embedded servicing value	1%

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,231,837	$6,247,939	$6,209,174	$6,244,941
Financial liabilities:
Deposits	8,322,371	8,308,765	8,444,420	8,431,481
Short-term borrowings	54,400	54,400	24,000	24,000
Securities sold under agreement to repurchase, short-term	259,367	259,367	337,011	337,011
Other long-term debt	1,976	1,921	2,071	2,021
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939	122,814	122,814

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at December 31, 2018.  The effect of the changes to these derivatives for the year then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $37.0 million at December 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $37.0 million. The weighted average receive rate of these interest rate swaps was 4.34%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.5 years.  The fair values of $0.7 million and $0.7 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated statement of condition at December 31, 2018. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $6.6 million at December 31, 2018 that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 2.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.5 years. The fair value of $0.1 million at December 31, 2018, was reflected as a reduction to loans and an increase to other assets.  The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

The Company assessed its counterparty risk at December 31, 2018 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

NOTE T:	VARIABLE INTEREST ENTITIES

The Company’s wholly-owned subsidiaries, Community Capital Trust IV and MBVT Statutory Trust I, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.  See further information regarding Community Capital Trust IV and MBVT Statutory Trust I in Note H: Borrowings.

In connection with the Company’s acquisition of Oneida Financial Corp, the Company acquired OPFC II which holds a 50% membership interest in 706 North Clinton, LLC (“706 North Clinton”), an entity formed for the purpose of acquiring and rehabilitating real property.  The real property held by 706 North Clinton is principally occupied by subsidiaries of the Company. The Company analyzed the operating agreement and capital structure of 706 North Clinton and determined that it was the primary beneficiary and therefore should consolidate 706 North Clinton in its financial statements.  This conclusion was based on the determination that the Company has a de facto agency relationship because of the financing arrangement between the other member of 706 North Clinton and the Bank which provides OPFC II with both the power to direct the activities of 706 North Clinton and the obligation to absorb any losses of 706 North Clinton.

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2018	2017
Cash and cash equivalents	$104	$74
Premises and equipment, net	6,109	6,266
Other assets	33	5
Total assets	$6,246	$6,345
Total liabilities	$0	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.1 million at December 31, 2018 is included in the Company’s consolidated statement of condition.  The creditors of 706 North Clinton do not have a claim on the general assets of the Company.  The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.8 million as of December 31, 2018, including a $1.7 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
2018
Net interest income	$344,551	$376	$128	$0	$345,055
Provision for loan losses	10,837	0	0	0	10,837
Noninterest revenue	75,399	94,449	57,204	(2,993)	224,059
Amortization of intangible assets	6,429	8,015	3,711	0	18,155
Acquisition expenses	(782)	7	6	0	(769)
Other operating expenses	231,362	56,275	43,259	(2,993)	327,903
Income before income taxes	$172,104	$30,528	$10,356	$0	$212,988
Assets	$10,397,623	$207,460	$68,288	$(66,076)	$10,607,295
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$18,596	$44,545	$10,705	$0	$73,846

2017
Net interest income	$315,025	$396	$254	$0	$315,675
Provision for loan losses	10,984	0	0	0	10,984
Noninterest revenue	73,337	82,743	49,201	(2,858)	202,423
Amortization of intangible assets	5,296	8,578	3,067	0	16,941
Acquisition expenses	24,549	1,194	243	0	25,986
Other operating expenses	218,608	51,138	37,334	(2,858)	304,222
Income before income taxes	$128,925	$22,229	$8,811	$0	$159,965
Assets	$10,505,919	$203,369	$66,548	$(29,638)	$10,746,198
Goodwill	$629,916	$84,449	$20,065	$0	$734,430
Core deposit intangibles & Other intangibles	$25,025	$52,288	$13,345	$0	$90,658
2016
Net interest income	$273,542	$162	$192	$0	$273,896
Provision for loan losses	8,076	0	0	0	8,076
Noninterest revenue	66,059	48,261	43,747	(2,442)	155,625
Amortization of intangible assets	2,682	420	2,377	0	5,479
Acquisition expenses	1,005	445	256	0	1,706
Other operating expenses	190,263	36,892	34,950	(2,442)	259,663
Income before income taxes	$137,575	$10,666	$6,356	$0	$154,597
Assets	$8,598,057	$38,742	$71,428	$(41,790)	$8,666,437
Goodwill	$440,870	$8,019	$16,253	$0	$465,142
Core deposit intangibles & Other intangibles	$7,107	$666	$7,929	$0	$15,702

NOTE V:	SUBSEQUENT EVENTS

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

On January 22, 2019, the Company announced that it had entered into a definitive agreement to acquire Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The acquisition will extend the Company’s footprint into the Capital District of Upstate New York. Upon the completion of the merger, the Bank will add 11 branch locations across a five county area in the Capital District of Upstate New York. The acquisition is expected to close during the third quarter of 2019, pending both customary regulatory and Kinderhook shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2019.

On January 2, 2019, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of Wealth Resources Network, Inc. (“Wealth Resources”), a financial services business headquartered in Liverpool, New York. The Company paid $1.2 million in cash to acquire the assets of Wealth Resources and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

By: /s/ Joseph E. Sutaris
Joseph E. Sutaris,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Buffalo, New York
March 1, 2019

We have served as the Company’s auditor since 1984.

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2018 Results (000’s omitted, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Total
Net interest income	$87,387	$86,198	$86,846	$84,624	$345,055
Provision for loan losses	2,495	2,215	2,448	3,679	10,837
Net interest income after provision for loan losses	84,892	83,983	84,398	80,945	334,218
Noninterest income	54,218	55,791	56,559	57,491	224,059
Noninterest expenses	87,613	85,233	86,112	86,331	345,289
Income before income taxes	51,497	54,541	54,845	52,105	212,988
Income taxes	10,674	11,435	10,239	11,999	44,347
Net income	$40,823	$43,106	$44,606	$40,106	$168,641

Basic earnings per share	$0.79	$0.84	$0.87	$0.78	$3.28
Diluted earnings per share	$0.78	$0.83	$0.86	$0.78	$3.24

2017 Results	4th	3rd	2nd	1st
(000’s omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$85,977	$84,395	$78,029	$67,274	$315,675
Provision for loan losses	5,381	2,314	1,461	1,828	10,984
Net interest income after provision for loan losses	80,596	82,081	76,568	65,446	304,691
Noninterest income	53,938	52,941	51,226	44,318	202,423
Noninterest expenses	86,919	83,776	102,879	73,575	347,149
Income before income taxes	47,615	51,246	24,915	36,189	159,965
Income taxes	(24,411)	16,003	7,724	9,932	9,248
Net income	$72,026	$35,243	$17,191	$26,257	$150,717

Basic earnings per share	$1.41	$0.69	$0.35	$0.58	$3.07
Diluted earnings per share	$1.40	$0.68	$0.35	$0.57	$3.03

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2018 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the SEC on or about April 1, 2019 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The text of the code of ethics is posted on the Company’s website at www.cbna.com, and is available free of charge in print to any person who requests it. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its website referenced above.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Reporting,” and “Executive Compensation Disclosure Tables” in the Company’s Proxy Statement.

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

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Fees Paid to PricewaterhouseCoopers LLP” in the Company’s Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)    All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

‑	Consolidated Statements of Condition, December 31, 2018 and 2017

‑	Consolidated Statements of Income, Years ended December 31, 2018, 2017, and 2016

-	Consolidated Statements of Comprehensive Income, Years ended December 31, 2018, 2017, and 2016

‑	Consolidated Statements of Changes in Shareholders’ Equity, Years ended December 31, 2018, 2017, and 2016

‑	Consolidated Statement of Cash Flows, Years ended December 31, 2018, 2017, and 2016

‑	Notes to Consolidated Financial Statements, December 31, 2018

‑	Report of Independent Registered Public Accounting Firm

‑	Quarterly selected data, Years ended December 31, 2018 and 2017 (unaudited)

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

2.9
Agreement and Plan of Merger, dated as of January 21, 2019, by and among Community Bank System, Inc., VB Merger Sub Inc., and Kinderhook Bank Corp.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2019 (Registration No. 001-13695).

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

10.4
Employment Agreement, dated as of January 5, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695).(2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).(2)

10.6
Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695).(2)

10.7
Employment Agreement, dated as of January 1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.8
Amendment to Employment Agreement, dated May 21, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695).(2)

10.9
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695).(2)

10.10
Employment Agreement, dated as of March 11, 2016, by and between Community Bank System, Inc., Community Bank N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

10.11
Amendment to Employment Agreement, dated March 19, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 20, 2018 (Registration No. 001-13695).(2)

10.12
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.13
Employment Agreement, dated as of January 1, 2017, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2017 (Registration No. 001-13695).(2)

10.14
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695).(2)

10.15
Employment Agreement, dated as of March 11, 2016, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695).(2)

10.16
Amendment to Employment Agreement, dated May 21, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695).(2)

10.17
Employment Agreement, dated January 4, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 8, 2019 (Registration No. 001-13695).(2)

10.18
Employment Agreement, dated as of May 21, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695).(2)

10.19
Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.20
Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.21
Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).(2)

10.22
2004 Long-Term Incentive Compensation Program, as amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695).(2)

10.23	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695).(2)

10.24	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).(2)

10.25
Community Bank System, Inc. Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098).(2)

10.26
Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.27
Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).(2)

10.28
Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011.  Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695).(2)

10.29
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.30
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.31
Merchants Bank Amended and Restated Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.32	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.33
Community Bank System, Inc. Restoration Plan, effective June 1, 2018.  Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695).(2)

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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2019.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Raymond C. Pecor, III
Brian R. Ace, Director	Raymond C. Pecor, III, Director

/s/ Mark J. Bolus	/s/ Sally A. Steele
Mark J. Bolus, Director	Sally A. Steele, Director and Chair of the Board of Directors

/s/ Jeffrey L. Davis	/s/ Eric E. Stickels
Jeffrey L. Davis, Director	Eric E. Stickels, Director

/s/ Neil E. Fesette	/s/ John F. Whipple, Jr.
Neil E. Fesette, Director	John F. Whipple Jr., Director

/s/ Michael R. Kallet
Michael R. Kallet, Director

/s/ John Parente
John Parente, Director