Form 10-Q
period 2019-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2019-05-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CBU	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,529,044 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2019.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$508,364	$211,834
Available-for-sale investment securities (cost of $2,915,267 and $2,952,278, respectively)	2,922,943	2,936,049
Equity and other securities (cost of $42,241 and $44,678, respectively)	43,204	45,609
Loans held for sale, at fair value	212	83

Loans	6,266,086	6,281,121
Allowance for loan losses	(49,107)	(49,284)
Net loans	6,216,979	6,231,837

Goodwill, net	733,503	733,503
Core deposit intangibles, net	17,113	18,596
Other intangibles, net	53,803	55,250
Intangible assets, net	804,419	807,349

Premises and equipment, net	151,976	119,988
Accrued interest and fees receivable	35,573	31,048
Other assets	232,797	223,498

Total assets	$10,916,467	$10,607,295

Liabilities:
Noninterest-bearing deposits	$2,346,635	$2,312,816
Interest-bearing deposits	6,273,027	6,009,555
Total deposits	8,619,662	8,322,371

Short-term borrowings	0	54,400
Securities sold under agreement to repurchase, short-term	249,880	259,367
Other long-term debt	1,953	1,976
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939
Accrued interest and other liabilities	189,905	157,459
Total liabilities	9,159,339	8,893,512

Commitments and contingencies (See Note K)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,727,758 and 51,576,839 shares issued, respectively	51,728	51,577
Additional paid-in capital	913,917	911,748
Retained earnings	817,933	795,563
Accumulated other comprehensive (loss)	(26,762)	(45,305)
Treasury stock, at cost (256,387 shares, including 176,252 shares held by deferred compensation arrangements at March 31, 2019 and 319,015 shares including 207,403 shares held by deferred compensation arrangements at December 31, 2018, respectively)	(9,601)	(11,528)
Deferred compensation arrangements (176,252 and 207,403 shares, respectively)	9,913	11,728
Total shareholders' equity	1,757,128	1,713,783

Total liabilities and shareholders' equity	$10,916,467	$10,607,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$73,703	$69,441
Interest and dividends on taxable investments	16,087	15,525
Interest on nontaxable investments	2,891	3,438
Total interest income	92,681	88,404

Interest expense:
Interest on deposits	4,107	2,132
Interest on borrowings	621	480
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,094	1,168
Total interest expense	5,822	3,780

Net interest income	86,859	84,624
Provision for loan losses	2,422	3,679
Net interest income after provision for loan losses	84,437	80,945

Noninterest revenues:
Deposit service fees	15,864	19,177
Other banking revenues	1,536	1,243
Employee benefit services	24,054	23,006
Insurance services	7,862	7,359
Wealth management services	6,349	6,706
Unrealized gain on equity securities	31	0
Total noninterest revenues	55,696	57,491

Noninterest expenses:
Salaries and employee benefits	53,379	51,859
Occupancy and equipment	10,288	10,531
Data processing and communications	9,399	8,742
Amortization of intangible assets	4,130	4,798
Legal and professional fees	2,720	2,781
Business development and marketing	2,788	2,059
Acquisition expenses	534	(8)
Other expenses	5,414	5,569
Total noninterest expenses	88,652	86,331

Income before income taxes	51,481	52,105
Income taxes	9,535	11,999
Net income	$41,946	$40,106

Basic earnings per share	$0.81	$0.78
Diluted earnings per share	$0.80	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018

Pension and other post-retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$651	$303
Tax effect	(159)	(74)
Amortization of actuarial losses included in net periodic pension cost, net	492	229

Amortization of prior service cost included in net periodic pension cost, gross	(29)	(127)
Tax effect	7	31
Amortization of prior service cost included in net periodic pension cost, net	(22)	(96)

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	470	133

Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	23,905	(41,815)
Tax effect	(5,832)	10,155
Net unrealized holding gains (losses) arising during period, net	18,073	(31,660)

Other comprehensive income/(loss) related to unrealized gains (losses) on available-for-sale securities, net of taxes	18,073	(31,660)

Other comprehensive income (loss), net of tax	18,543	(31,527)
Net income	41,946	40,106
Comprehensive income	$60,489	$8,579

	As of
	March 31, 2019	December 31, 2018
Accumulated Other Comprehensive Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(42,875)	$(43,497)
Tax effect	10,508	10,660
Net unrealized (loss) for pension and other post-retirement obligations	(32,367)	(32,837)

Unrealized gain (loss) on available-for-sale securities	7,676	(16,229)
Tax effect	(2,071)	3,969
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	(208)
Net unrealized gain (loss) on available-for-sale securities	5,605	(12,468)

Accumulated other comprehensive (loss)	$(26,762)	$(45,305)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2019 and 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Compensation Arrangements	Total

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				41,946				41,946

Other comprehensive income, net of tax					18,543			18,543

Dividends declared:
Common, $0.38 per share				(19,576)				(19,576)

Common stock activity under employee stock ownership plan	150,919	151	(995)					(844)

Stock-based compensation			1,391					1,391

Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	30,197		709			1,097	79	1,885

Balance at March 31, 2019	51,471,371	$51,728	$913,917	$817,933	$(26,762)	$(9,601)	$9,913	$1,757,128

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				40,106				40,106

Other comprehensive loss, net of tax					(31,527)			(31,527)

Dividends declared:
Common, $0.34 per share				(17,259)				(17,259)

Common stock activity under employee stock ownership plan	110,413	110	460					570

Stock-based compensation			1,715					1,715

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	41,880		982			1,483	81	2,546

Balance at March 31, 2018	50,883,603	$51,374	$898,036	$723,404	$(35,226)	$(17,633)	$11,511	$1,631,466

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$41,946	$40,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,830	4,001
Amortization of intangible assets	4,130	4,798
Net accretion on securities, loans and borrowings	(1,944)	(2,214)
Stock-based compensation	1,391	1,715
Provision for loan losses	2,422	3,679
Amortization of mortgage servicing rights	98	117
Unrealized gain on equity securities	(31)	0
Income from bank-owned life insurance policies	(391)	(388)
Net loss (gain) on sale of loans and other assets	22	(80)
Change in other assets and other liabilities	(16,864)	9,253
Net cash provided by operating activities	34,609	60,987
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	52,520	27,363
Proceeds from maturities and redemptions of equity and other investment securities	2,460	4,960
Purchases of available-for-sale investment securities	(13,388)	(23,434)
Purchases of equity and other securities	(24)	(21)
Net decrease in loans	11,847	25,900
Cash paid for acquisitions, net of cash acquired of $0 and $16, respectively	(1,200)	(1,464)
Purchases of premises and equipment, net	(1,227)	(1,556)
Real estate limited partnership investments	(564)	(79)
Net cash provided by investing activities	50,424	31,669
Financing activities:
Net increase in deposits	297,291	326,672
Net decrease in borrowings	(63,910)	(81,338)
Issuance of common stock	(844)	570
Purchases of treasury stock	(79)	(81)
Sales of treasury stock	1,885	2,546
Increase in deferred compensation arrangements	79	81
Cash dividends paid	(19,806)	(17,281)
Withholding taxes paid on share-based compensation	(3,119)	(964)
Net cash provided by financing activities	211,497	230,205
Change in cash and cash equivalents	296,530	322,861
Cash and cash equivalents at beginning of period	211,834	221,038
Cash and cash equivalents at end of period	$508,364	$543,899

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,684	$3,757
Cash paid for income taxes	4,486	564

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	19,578	17,438
Transfers from loans to other real estate	412	942

Acquisitions:
Common stock issued	0	0
Fair value of assets acquired, excluding acquired cash and intangibles	0	27
Fair value of liabilities assumed	0	31

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2019 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Pending Acquisition – Kinderhook Bank Corp.
On January 22, 2019, the Company announced that it had entered into a definitive agreement to acquire Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The acquisition will extend the Company’s footprint into the Capital District of Upstate New York. Upon completion of the merger, the Bank will add 11 branch locations across a five county area in the Capital District of Upstate New York. The parties have received the shareholder and regulatory approvals necessary to complete the merger, including approval from the Office of the Comptroller of the Currency and a waiver from filing an application with the Federal Reserve Bank of New York. The Company expects the merger to close on July 12, 2019, subject to customary closing conditions. The Company expects to incur certain one-time, transaction-related costs in 2019.

On January 2, 2019, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of Wealth Resources Network, Inc. (“Wealth Resources”), a financial services business headquartered in Liverpool, New York. The Company paid $1.2 million in cash to acquire a customer list from Wealth Resources, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2019	2018
(000s omitted)	Wealth Resources	Other (1)
Consideration paid :
Cash	$1,200	$1,753
Total net consideration paid	$1,200	$1,753
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	16
Premises and equipment	0	10
Other assets	0	105
Other intangibles	1,200	1,343
Other liabilities	0	(31)
Total identifiable assets, net	1,200	1,443
Goodwill	$0	$310

 (1) Includes amounts related to the Styles Bridges, Penna, and HR Consultants acquisitions.

The other intangibles related to the Wealth Resources, Styles Bridges, Penna, and HR Consultants acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the All Other segment for the Penna acquisition.  Goodwill arising from the Penna acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.5 million during the three months ended March 31, 2019 and have been separately stated in the consolidated statements of income.  Merger and acquisition integration-related expenses for the three months ended March 31, 2018 were immaterial.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 65 through 75 of the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 except as noted below.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019, $29.4 million of accounts receivable, including $9.5 million of unbilled fee revenue, and $3.5 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2018, $26.4 million of accounts receivable, including $7.8 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the consolidated statements of condition.

Leases
The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements. The Company determines if an arrangement is a lease at inception. The right-of-use assets associated with operating leases are recorded in premises and equipment in the Company’s consolidated statements of condition. The lease liabilities associated with operating leases are included in accrued interest and other liabilities in the Company’s consolidated statements of condition.

Right-of-use assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the associated leases. Operating lease right-of-use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company uses interest rates on advances from the Federal Home Loan Bank of New York available at the time of commencement to determine the present value of lease payments. The operating lease right-of-use assets include any lease payments made at the time of commencement and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term and is included in occupancy and equipment expense in the Company’s consolidated statements of income.

The Company elected to account for lease and non-lease components separately, applies a portfolio approach to account for the lease right-of-use assets and liabilities for certain equipment leases and elected to exclude leases with a term of 12 months or less from the recognition and measurement policies described above.

Derivative Financial Instruments and Hedging Activities
The Company accounts for derivative financial instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), (2) a hedge of the exposure to variable cash flows of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest revenues.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest revenues.  Cash flows on hedges are classified in the consolidated statement of cash flow statement the same as the cash flows of the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded in noninterest revenues.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity’s accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach, with certain practical expedients available. The Company adopted this guidance on January 1, 2019 using the cumulative-effect adjustment method. The cumulative-effect adjustment was not material. The Company elected several practical expedients available under the standard. The Company elected to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification (operating or capital) of any expired or existing contracts, to not reassess initial direct costs for existing leases, and to use hindsight in determining the lease term. The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption. The increase in total assets and total liabilities was $34.2 million. The impact on the Company’s results of operations and cash flows was not material.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This new guidance amends current guidance to better align hedge accounting with risk management activities and reduce the complexity involved in applying hedge accounting.  Under this new guidance, the concept of hedge ineffectiveness will be eliminated.  Ineffective income generated by cash flow and net investment hedges will be recognized in the same financial reporting period and income statement line item as effective income, so as to reflect the full cost of hedging at one time and in one place. Ineffective income generated by fair value hedges will continue to be reflected in current period earnings; however, it will be recognized in the same income statement line item as effective income. The guidance will also allow any contractually specified variable rate to be designated as the hedged risk in a cash flow hedge.  With respect to fair value hedges of interest rate risk, the guidance will allow changes in the fair value of the hedged item to be calculated solely using changes in the benchmark interest rate component of the instrument’s total contractual coupon cash flows. The Company adopted this guidance on January 1, 2019 on a modified retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019				December 31, 2018
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,033,399	$6,841	$5,268	$2,034,972	$2,036,474	$2,190	$14,911	$2,023,753
Obligations of state and political subdivisions	423,916	9,319	76	433,159	453,640	6,563	1,049	459,154
Government agency mortgage-backed securities	389,154	2,587	5,198	386,543	390,234	1,526	9,283	382,477
Corporate debt securities	2,572	0	19	2,553	2,588	0	42	2,546
Government agency collateralized mortgage obligations	66,226	88	598	65,716	69,342	60	1,283	68,119
Total available-for-sale portfolio	$2,915,267	$18,835	$11,159	$2,922,943	$2,952,278	$10,339	$26,568	$2,936,049

Equity and other Securities:
Equity securities, at fair value	$251	$215	$2	$464	$251	$200	$19	$432
Federal Home Loan Bank common stock	6,308	0	0	6,308	8,768	0	0	8,768
Federal Reserve Bank common stock	30,690	0	0	30,690	30,690	0	0	30,690
Other equity securities, at adjusted cost	4,992	750	0	5,742	4,969	750	0	5,719
Total equity and other securities	$42,241	$965	$2	$43,204	$44,678	$950	$19	$45,609

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2019

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0	$0	$0	48	$862,482	$5,268	48	$862,482	$5,268
Obligations of state and political subdivisions	3	869	2	20	11,854	74	23	12,723	76
Government agency mortgage-backed securities	9	5,241	6	181	242,566	5,192	190	247,807	5,198
Corporate debt securities	0	0	0	1	2,553	19	1	2,553	19
Government agency collateralized mortgage obligations	1	1	0	39	56,690	598	40	56,691	598
Total available-for-sale investment portfolio	13	$6,111	$8	289	$1,176,145	$11,151	302	$1,182,256	$11,159

Equity and other Securities:
Equity securities, at fair value	1	$98	$2	0	$0	$0	1	$98	$2
Total equity and other securities	1	$98	$2	0	$0	$0	1	$98	$2

As of December 31, 2018

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$473,082	$682	64	$1,213,276	$14,229	71	$1,686,358	$14,911
Obligations of state and political subdivisions	118	55,671	216	97	51,753	833	215	107,424	1,049
Government agency mortgage-backed securities	43	47,708	258	181	253,931	9,025	224	301,639	9,283
Corporate debt securities	0	0	0	1	2,546	42	1	2,546	42
Government agency collateralized mortgage obligations	1	66	0	41	63,112	1,283	42	63,178	1,283
Total available-for-sale investment portfolio	169	$576,527	$1,156	384	$1,584,618	$25,412	553	$2,161,145	$26,568

Equity and other Securities:
Equity securities, at fair value	1	$82	$19	0	$0	$0	1	$82	$19
Total equity and other securities	1	$82	$19	0	$0	$0	1	$82	$19

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2019 represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$76,873	$76,767
Due after one through five years	2,093,361	2,096,910
Due after five years through ten years	152,168	156,042
Due after ten years	137,485	140,965
Subtotal	2,459,887	2,470,684
Government agency mortgage-backed securities	389,154	386,543
Government agency collateralized mortgage obligations	66,226	65,716
Total	$2,915,267	$2,922,943

As of March 31, 2019, $263.0 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of March 31, 2019 have an overnight and continuous maturity.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	March 31, 2019	December 31, 2018
Business lending	$2,410,477	$2,396,977
Consumer mortgage	2,237,430	2,235,408
Consumer indirect	1,070,840	1,083,207
Consumer direct	173,042	178,820
Home equity	374,297	386,709
Gross loans, including deferred origination costs	6,266,086	6,281,121
Allowance for loan losses	(49,107)	(49,284)
Loans, net of allowance for loan losses	$6,216,979	$6,231,837

The outstanding balance related to credit impaired acquired loans was $7.3 million and $7.4 million at March 31, 2019 and December 31, 2018, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2018	$437
Accretion recognized, year-to-date	(74)
Balance at March 31, 2019	$363

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of March 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$6,042	$68	$4,147	$10,257	$1,652,950	$1,663,207
Consumer mortgage	8,937	1,960	9,794	20,691	1,843,754	1,864,445
Consumer indirect	9,824	201	0	10,025	1,051,493	1,061,518
Consumer direct	985	41	0	1,026	169,334	170,360
Home equity	1,005	323	1,583	2,911	301,113	304,024
Total	$26,793	$2,593	$15,524	$44,910	$5,018,644	$5,063,554

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$2,526	$66	$3,254	$5,846	$5,342	$736,082	$747,270
Consumer mortgage	883	287	1,954	3,124	0	369,861	372,985
Consumer indirect	32	33	0	65	0	9,257	9,322
Consumer direct	33	25	0	58	0	2,624	2,682
Home equity	558	15	520	1,093	0	69,180	70,273
Total	$4,032	$426	$5,728	$10,186	$5,342	$1,187,004	$1,202,532

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	March 31, 2019			December 31, 2018
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,475,145	$659,645	$2,134,790	$1,439,337	$702,493	$2,141,830
Special mention	108,129	53,562	161,691	105,065	40,107	145,172
Classified	79,933	28,721	108,654	74,425	28,525	102,950
Doubtful	0	0	0	0	1,579	1,579
Acquired impaired	0	5,342	5,342	0	5,446	5,446
Total	$1,663,207	$747,270	$2,410,477	$1,618,827	$778,150	$2,396,977

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at March 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,852,691	$1,061,317	$170,319	$302,118	$3,386,445
Nonperforming	11,754	201	41	1,906	13,902
Total	$1,864,445	$1,061,518	$170,360	$304,024	$3,400,347

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$370,744	$9,289	$2,657	$69,738	$452,428
Nonperforming	2,241	33	25	535	2,834
Total	$372,985	$9,322	$2,682	$70,273	$455,262

The following table details the balances in all other loan categories at December 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,837,185	$1,072,134	$175,726	$310,875	$3,395,920
Nonperforming	11,265	258	48	1,666	13,237
Total	$1,848,450	$1,072,392	$175,774	$312,541	$3,409,157

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$384,336	$10,781	$3,042	$73,615	$471,774
Nonperforming	2,622	34	4	553	3,213
Total	$386,958	$10,815	$3,046	$74,168	$474,987

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of March 31, 2019 and December 31, 2018 follows:

(000’s omitted)	March 31, 2019	December 31, 2018
Loans with allowance allocation	$0	$3,956
Loans without allowance allocation	5,118	2,230
Carrying balance	5,118	6,186
Contractual balance	12,052	12,078
Specifically allocated allowance	0	956

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three months ended March 31, 2019 and 2018 was immaterial.

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

Information regarding TDRs as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019						December 31, 2018
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	3	$87	2	$161	5	$248	4	$162	2	$165	6	$327
Consumer mortgage	50	2,214	50	2,027	100	4,241	46	1,986	46	1,769	92	3,755
Consumer indirect	0	0	85	916	85	916	0	0	77	857	77	857
Consumer direct	0	0	15	1	15	1	0	0	22	71	22	71
Home equity	13	233	9	270	22	503	12	240	9	275	21	515
Total	66	$2,534	161	$3,375	227	$5,909	62	$2,388	156	$3,137	218	$5,525

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2019 and 2018.  Of the loans noted in the table below, all loans for the three months ended March 31, 2019 and 2018 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	1	$93
Consumer mortgage	8	665	0	0
Consumer indirect	11	98	4	41
Consumer direct	0	0	2	2
Home equity	1	4	0	0
Total	20	$767	7	$136

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended March 31, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,216)	(253)	(1,823)	(535)	(74)	0	0	(3,901)
Recoveries	134	22	962	179	5	0	0	1,302
Provision	831	424	746	317	(8)	(10)	122	2,422
Ending balance	$18,271	$10,317	$14,251	$3,056	$2,067	$990	$155	$49,107

	Three Months Ended March 31, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(1,669)	(199)	(2,284)	(496)	(56)	0	(43)	(4,747)
Recoveries	198	8	1,151	222	9	0	0	1,588
Provision	1,821	108	1,363	219	(20)	(16)	204	3,679
Ending balance	$17,607	$10,382	$13,698	$2,984	$2,040	$1,084	$308	$48,103

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2019			December 31, 2018
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(45,789)	$17,113	$62,902	$(44,306)	$18,596
Other intangibles	88,816	(35,013)	53,803	87,616	(32,366)	55,250
Total amortizing intangibles	$151,718	$(80,802)	$70,916	$150,518	$(76,672)	$73,846

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2019	$11,433
2020	12,956
2021	11,053
2022	9,483
2023	7,947
Thereafter	18,044
Total	$70,916

Shown below are the components of the Company’s goodwill at December 31, 2018 and March 31, 2019:

(000’s omitted)	December 31, 2018	Activity	March 31, 2019
Goodwill	$738,327	$0	$738,327
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$733,503	$0	$733,503

NOTE G: LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 16 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	Three Months Ended March 31, 2019
Operating lease cost	$2,117
Short-term lease cost (1)	54
Total lease cost	$2,171

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$2,030

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,969

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	Three Months Ended March 31, 2019
Operating leases
Operating lease right-of-use assets	$34,956

Operating lease liabilities	35,630

Weighted average remaining lease term
Operating leases	6.7 years

Weighted average discount rate
Operating leases	3.26%

Maturities of lease liabilities as of March 31, 2019 are as follows:

(000’s omitted)	Operating Leases
Apr - Dec 2019	$6,534
2020	7,967
2021	6,396
2022	5,143
2023	3,393
Thereafter	10,653
Total lease payments	40,086
Less imputed interest	(4,456)
Total	$35,630

Included in the Company’s operating leases are related party leases where BPAS Actuarial & Pension Services, LLC and OneGroup NY, Inc., subsidiaries of the Company, lease office space from 706 North Clinton, LLC., an entity the Company holds a 50% membership interest in through its subsidiary Oneida Preferred Funding II, LLC.  The operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $5.2 million and $5.2 million, respectively.  The weighted average remaining lease term and weighted average discount rate for these leases are 10.7 years and 3.67%, respectively.  The maturities of the Company’s related party lease liabilities as of March 31, 2019 are as follows:

(000’s omitted)	706 North Clinton, LLC
Apr - Dec 2019	$443
2020	591
2021	591
2022	591
2023	591
Thereafter	3,538
Total lease payments	6,345
Less imputed interest	(1,105)
Total	$5,240

As of March 31, 2019, the Company has an immaterial amount of additional operating leases for offices and equipment that have not yet commenced.

NOTE H:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors two business trusts, Community Capital Trust IV (“CCT IV”) and MBVT Statutory Trust I (“MBVT I”), of which 100% of the common stock is owned by the Company.  The common stock of MBVT Statutory Trust I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (4.26%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.56%)	12/31/2034	Par

NOTE I:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the Consolidated Statements of Income, while the other components of net periodic benefit income are included in other expenses. The Company made a $7.3 million contribution to its defined benefit pension plan in the first quarter of 2019.

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

The net periodic benefit cost for the three months ended March 31, 2019 and 2018 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(000's omitted)	2019	2018	2019	2018
Service cost	$1,270	$1,121	$0	$0
Interest cost	1,566	1,415	18	17
Expected return on plan assets	(3,577)	(3,705)	0	0
Amortization of unrecognized net loss	642	298	9	5
Amortization of prior service cost	16	(83)	(45)	(44)
Net periodic benefit	$(83)	$(954)	$(18)	$(22)

NOTE J:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2019.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2019, compared to approximately 0.4 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2018 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(000's omitted, except per share data)	2019	2018
Net income	$41,946	$40,106
Income attributable to unvested stock-based compensation awards	(109)	(141)
Income available to common shareholders	$41,837	$39,965

Weighted-average common shares outstanding – basic	51,520	50,934
Basic earnings per share	$0.81	$0.78

Net income	$41,946	$40,106
Income attributable to unvested stock-based compensation awards	(109)	(141)
Income available to common shareholders	$41,837	$39,965

Weighted-average common shares outstanding	51,520	50,934
Assumed exercise of stock options	541	563
Weighted-average common shares outstanding – diluted	52,061	51,497
Diluted earnings per share	$0.80	$0.78

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  At its December 2018 meeting, the Board approved a similar program for 2019, authorizing the repurchase of up to 2.5 million shares of the Company’s common stock through December 31, 2019. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first three months of 2019 or 2018.

NOTE K:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	March 31, 2019	December 31, 2018
Commitments to extend credit	$1,047,047	$1,134,576
Standby letters of credit	36,485	33,169
Total	$1,083,532	$1,167,745

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE L:  FAIR VALUE

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

	March 31, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,913,361	$121,611	$0	$2,034,972
Obligations of state and political subdivisions	0	433,159	0	433,159
Government agency mortgage-backed securities	0	386,543	0	386,543
Corporate debt securities	0	2,553	0	2,553
Government agency collateralized mortgage obligations	0	65,716	0	65,716
Total available-for-sale investment securities	1,913,361	1,009,582	0	2,922,943
Equity securities	464	0	0	464
Mortgage loans held for sale	0	212	0	212
Commitments to originate real estate loans for sale	0	0	20	20
Forward sales commitments	0	(6)	0	(6)
Interest rate swap agreements asset	0	835	0	835
Interest rate swap agreements liability	0	(705)	0	(705)
Total	$1,913,825	$1,009,918	$20	$2,923,763

	December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,896,931	$126,822	$0	$2,023,753
Obligations of state and political subdivisions	0	459,154	0	459,154
Government agency mortgage-backed securities	0	382,477	0	382,477
Corporate debt securities	0	2,546	0	2,546
Government agency collateralized mortgage obligations	0	68,119	0	68,119
Total available-for-sale investment securities	1,896,931	1,039,118	0	2,936,049
Equity securities	432	0	0	432
Mortgage loans held for sale	0	83	0	83
Interest rate swap agreements asset	0	793	0	793
Interest rate swap agreements liability	0	(742)	0	(742)
Total	$1,897,363	$1,039,252	$0	$2,936,615

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  See Note D for further disclosure of the fair value of investment securities.

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale was approximately $0.2 million and $0.1 million at March 31, 2019 and December 31, 2018, respectively.  The unrealized gain on mortgage loans held for sale was recognized in other banking revenues in the consolidated statements of income and is immaterial.

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

	March 31, 2019				December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,831	$2,831	$0	$0	$1,102	$1,102
Other real estate owned	0	0	1,524	1,524	0	0	1,320	1,320
Total	$0	$0	$4,355	$4,355	$0	$0	$2,422	$2,422

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 75.8% at March 31, 2019 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at March 31, 2019.

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

(000's omitted)	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$2,831	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 40.4% (35.0%)
Other real estate owned	1,524	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 75.8% (23.8%)
Commitments to originate real estate loans for sale	20	Discounted cash flow	Embedded servicing value	1%

(000's omitted)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$1,102	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.4% (28.8%)
Other real estate owned	1,320	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 69.3% (23.8%)

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,216,979	$6,266,587	$6,231,837	$6,247,939
Financial liabilities:
Deposits	8,619,662	8,607,827	8,322,371	8,308,765
Short-term borrowings	0	0	54,400	54,400
Securities sold under agreement to repurchase, short-term	249,880	249,880	259,367	259,367
Other long-term debt	1,953	1,914	1,976	1,921
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939	97,939	97,939

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

NOTE M:  DERIVATIVE INSTRUMENTS

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at March 31, 2019 and December 31, 2018.  The effect of the changes to these derivatives for the three months then ended was also immaterial.

The Company acquired interest rate swaps from the Merchants acquisition with notional amounts with certain commercial customers which totaled $36.6 million at March 31, 2019 and $37.0 million at December 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $36.6 million at March 31, 2019 and $37.0 million at December 31, 2018. At March 31, 2019, the weighted average receive rate of these interest rate swaps was 4.37%, the weighted average pay rate was 3.83% and the weighted average maturity was 5.2 years.  At December 31, 2018, the weighted average receive rate of these interest rate swaps was 4.34%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.5 years.  Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps from the Merchants acquisition with notional amounts totaling $6.6 million at March 31, 2019, and $6.6 million at December 31, 2018, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of financial condition. At March 31, 2019, the weighted average receive rate of these interest rate swaps was 2.94%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.3 years. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 2.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.5 years.  The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statement of income for the three months ended March 31, 2019 are immaterial.

As of March 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted) Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2019	March 31, 2019
Loans	$7,006	$(130)

Fair values of derivative instruments as of March 31, 2019 are as follows:

(000’s omitted)	March 31, 2019
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of Condition Location	Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$130

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	705	Accrued interest and other liabilities	$705
Commitments to originate real estate loans for sale	Other assets	20
Forward sales commitments			Accrued interest and other liabilities	6
Total derivatives		$855		$711

The Company assessed its counterparty risk at March 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note L to these consolidated financial statements.

NOTE N:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2019
Net interest income	$86,715	$108	$36	$0	$86,859
Provision for loan losses	2,422	0	0	0	2,422
Noninterest revenues	17,348	24,670	14,447	(769)	55,696
Amortization of intangible assets	1,483	1,769	878	0	4,130
Acquisition expenses	534	0	0	0	534
Other operating expenses	59,769	14,279	10,709	(769)	83,988
Income before income taxes	$39,855	$8,730	$2,896	$0	$51,481
Assets	$10,699,384	$199,345	$71,047	$(53,309)	$10,916,467
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$17,113	$42,777	$11,026	$0	$70,916

Three Months Ended March 31, 2018
Net interest income	$84,530	$70	$24	$0	$84,624
Provision for loan losses	3,679	0	0	0	3,679
Noninterest revenues	20,357	23,449	14,380	(695)	57,491
Amortization of intangible assets	1,744	2,088	966	0	4,798
Acquisition expenses	(15)	7	0	0	(8)
Other operating expenses	56,955	13,709	11,572	(695)	81,541
Income before income taxes	$42,524	$7,715	$1,866	$0	$52,105
Assets	$10,736,383	$205,544	$68,167	$(43,539)	$10,966,555
Goodwill	$629,916	$83,275	$20,434	$0	$733,625
Core deposit intangibles & Other intangibles	$23,281	$50,200	$13,478	$0	$86,959

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2019 and 2018, although in some circumstances the fourth quarter of 2018 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 26.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2019, “last year” and equivalent terms refer to calendar year 2018, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Management believes that the critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation and other-than-temporary impairment, the carrying value of goodwill and other intangible assets, and acquired loan valuations.  A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 65-75 of the most recent Form 10-K (fiscal year ended December 31, 2018) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain (loss) on equity securities, and loss on debt extinguishment.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Diluted adjusted net earnings per share were $0.85 in the first quarter of 2019, compared to $0.82 in the first quarter of 2018, a 3.7% increase.     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On January 22, 2019, the Company announced that it had entered into a definitive agreement to acquire Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The acquisition will extend the Company’s footprint into the Capital District of Upstate New York. Upon completion of the merger, the Bank will add 11 branch locations across a five county area in the Capital District of Upstate New York. The parties have received the shareholder and regulatory approvals necessary to complete the merger, including approval from the Office of the Comptroller of the Currency and a waiver from filing an application with the Federal Reserve Bank of New York. The Company expects the merger to close on July 12, 2019, subject to customary closing conditions. The Company expects to incur certain one-time, transaction-related costs in 2019.

On January 2, 2019, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of Wealth Resources Network, Inc. (“Wealth Resources”), a financial services business headquartered in Liverpool, New York. The Company paid $1.2 million in cash to acquire a customer list from Wealth Resources, and recorded a $1.2 million customer list intangible asset in conjunction with the acquisition.

First quarter net income increased $1.8 million as compared to the first quarter of 2018.  Earnings per share of $0.80 for the first quarter of 2019 increased $0.02 from the first quarter of 2018.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income, a lower provision for loan losses and a lower effective tax rate, partially offset by lower noninterest revenues, higher noninterest expenses and an increase in diluted shares outstanding.  First quarter net income adjusted to exclude acquisition expenses and unrealized gain on equity securities (“operating net income”), increased $2.3 million as compared to the first quarter of 2018.  Earnings per share adjusted to exclude acquisition expenses and unrealized gain on equity securities (“operating earnings per share”) of $0.81 for the first quarter increased $0.03 compared to the first quarter of 2018.

Loans increased on both an average and ending basis as compared to the prior year first quarter, while deposits decreased on both an average and ending basis as compared to the prior year first quarter.  Market interest rates for deposits have increased over the past year.  In connection with these rising deposit interest rates, the Company’s total cost of funds increased 10 basis points from the year earlier period, as the rate paid on interest-bearing deposits and the rate on borrowings both increased from the prior year first quarter.  Due to the Merchants Bancshares, Inc. (“Merchants”) acquisition, the majority of borrowings are now customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The first quarter 2019 provision for loan losses of $2.4 million was $1.3 million lower than the first quarter of 2018, reflective of moderate improvements in the Company’s credit quality metrics.  Net charge-offs were $2.6 million for the first quarter of 2019, compared to $3.2 million of net charge-offs for the first quarter of 2018.  First quarter 2019 nonperforming loan ratios generally improved in comparison to the first quarter of 2018.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $41.9 million increased $1.8 million, or 4.6%, as compared to the first quarter of 2018.  Earnings per share of $0.80 for the first quarter increased $0.02 compared to the first quarter of 2018.  The increase in net income and earnings per share for the quarter are primarily the result of higher net interest income, a lower provision for loan losses and a lower effective tax rate, partially offset by lower noninterest revenues, higher noninterest expenses and an increase in diluted shares outstanding.  Operating net income of $42.4 million for the first quarter increased $2.3 million, or 5.6%, as compared to the first quarter of 2018.  Operating earnings per share of $0.81 for the first quarter was up $0.03 compared to the first quarter of 2018.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $86.9 million was up $2.2 million, or 2.6%, from the comparable prior year period.  The improvement resulted from an increase in the yield on interest-earning assets and a decrease in interest-bearing liabilities, partially offset by an increase in the rate paid on interest-bearing liabilities and a decrease in interest-earning assets.

The provision for loan losses for the first quarter decreased $1.3 million as compared to the first quarter of 2018, reflective of moderate improvements in the Company’s credit quality metrics.

First quarter noninterest revenues were $55.7 million, down $1.8 million, or 3.1%, from the first quarter of 2018.  The decrease was primarily a result of the $3.2 million impact of the debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Act (“Durbin amendment”) that were effective for the Company beginning in the third quarter of 2018, partially offset by increases in employee benefits services revenue and wealth management and insurance services revenue.

Noninterest expenses of $88.7 million for the first quarter reflected an increase of $2.3 million, or 2.7%, from the first quarter of 2018.  Excluding acquisition-related expenses, 2019 operating expenses were $1.8 million, or 2.1%, higher as compared to the prior year first quarter.  The increase in noninterest expenses for the quarter was due to an increase in salaries and benefits related to annual merit-based personnel cost increases, an increase in data processing and communications and business development and marketing expenses, partially offset by a decrease in amortization of intangibles and other expenses.

Income tax expense decreased $2.5 million between comparable quarters due to the impact of windfall tax benefits associated with accounting for share-based transactions combined with adjustments to state tax rates used in the development of the Company’s provision for income taxes.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended March 31,
(000's omitted, except per share data)	2019	2018
Net interest income	$86,859	$84,624
Provision for loan losses	2,422	3,679
Noninterest revenues	55,696	57,491
Noninterest expenses	88,652	86,331
Income before income taxes	51,481	52,105
Income taxes	9,535	11,999
Net income	$41,946	$40,106

Diluted weighted average common shares outstanding	52,195	51,677
Diluted earnings per share	$0.80	$0.78

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments, and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and on borrowings.  Net interest margin is the difference between the yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $87.9 million, a $2.1 million, or 2.5%, increase from the same period last year.  The increase resulted from an 18 basis point increase in the average yield on earning assets and a $190.8 million decrease in average interest-bearing liabilities from the first quarter of 2018, partially offset by a decrease in interest-earning assets of $7.1 million and a 13 basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the first quarter volume decrease in interest-bearing liabilities and the increase in the average yield on earning assets had a $4.3 million favorable impact on net interest income, while the volume decrease in interest-earning assets and rate increase on interest-bearing liabilities had a $2.2 million unfavorable impact on net interest income.  The net interest margin of 3.80% for the first quarter of 2019 was nine basis points higher than the comparable period of 2018.

The higher average yield on interest earning assets for the quarter was the result of an increase in the average yield on loans and investments.  The average yield on loans for the first quarter increased by 25 basis points compared to the first quarter of 2018 and the average yield on investments, including cash equivalents, increased two basis points compared to the prior year.  The increase in the loan yield included the impact of $1.0 million in loan pre-payment fees in the first quarter of 2019, partially offset by a $0.7 million decrease in acquired non-impaired loan accretion.

The average rate on interest-bearing liabilities increased 13 basis points compared to the prior year quarter due to a 13 basis point increase in the average rate paid on interest-bearing deposits and a 38 basis point increase in the average rate paid on borrowings.  The increase in the average cost of borrowings was primarily the result of an increase in the variable rates paid on overnight borrowings and subordinated debt due to increases in market interest rates.

The first quarter average balance of investments, including cash equivalents, decreased $43.1 million as compared to the corresponding prior year period as maturities, calls and principal payments outpaced investment purchases.  Average loan balances increased $36.0 million for the quarter as compared to the prior year with growth in the consumer mortgage and consumer indirect loan portfolios partially offset by decreases in the business lending, home equity and consumer direct portfolios.

Average interest-bearing deposits decreased $111.3 million between the first quarter of 2018 and the first quarter of 2019 due to decreases in money market and time deposits that were partially offset by increases in interest checking and savings deposits.  The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $79.5 million for the quarter primarily due to a decrease in customer repurchase agreements and a decrease in subordinated debt held by unconsolidated subsidiary trusts associated with the redemption of the trust preferred subordinated debt held by Community Statutory Trust III during the third quarter of 2018.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.4% and 24.3% in 2019 and 2018, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment fees and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$121,304	$695	2.33%	$90,406	$344	1.54%
Taxable investment securities (1)	2,574,902	15,392	2.42%	2,583,446	15,181	2.38%
Nontaxable investment securities (1)	403,359	3,656	3.68%	468,773	4,349	3.76%
Loans (net of unearned discount)(2)	6,273,798	73,946	4.78%	6,237,824	69,648	4.53%
Total interest-earning assets	9,373,363	93,689	4.05%	9,380,449	89,522	3.87%
Noninterest-earning assets	1,314,345			1,335,080
Total assets	$10,687,708			$10,715,529

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,359,692	2,433	0.18%	$5,453,004	1,322	0.10%
Time deposits	748,040	1,674	0.91%	766,048	810	0.43%
Customer repurchase agreements	248,449	441	0.72%	306,144	389	0.52%
FHLB borrowings	27,268	180	2.67%	24,154	91	1.53%
Subordinated debt held by unconsolidated subsidiary trusts	97,939	1,094	4.53%	122,816	1,168	3.86%
Total interest-bearing liabilities	6,481,388	5,822	0.36%	6,672,166	3,780	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,297,472			2,268,778
Other liabilities	182,535			148,634
Shareholders' equity	1,726,313			1,625,951
Total liabilities and shareholders' equity	$10,687,708			$10,715,529

Net interest earnings		$87,867			$85,742

Net interest spread			3.69%			3.64%
Net interest margin on interest-earning assets			3.80%			3.71%

Fully tax-equivalent adjustment		$1,008			$1,118

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

Table 3: Rate/Volume

	Three months ended March 31, 2019 versus March 31, 2018 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$142	$209	$351
Taxable investment securities	(50)	261	211
Nontaxable investment securities	(593)	(100)	(693)
Loans	404	3,894	4,298
Total interest-earning assets (2)	(68)	4,235	4,167

Interest paid on:
Interest checking, savings and money market deposits	(23)	1,134	1,111
Time deposits	(19)	883	864
Customer repurchase agreements	43	9	52
FHLB borrowings	13	76	89
Subordinated debt held by unconsolidated subsidiary trusts	(259)	185	(74)
Total interest-bearing liabilities (2)	(111)	2,153	2,042

Net interest earnings (2)	(65)	2,190	2,125

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended March 31,
(000's omitted)	2019	2018
Employee benefit services	$24,054	$23,006
Deposit service charges and fees	10,435	10,654
Electronic banking	5,429	8,523
Insurance services	7,862	7,359
Wealth management services	6,349	6,706
Other banking revenues	1,536	1,243
Subtotal	55,665	57,491
Unrealized gain on equity securities	31	0
Total noninterest revenues	$55,696	$57,491

Noninterest revenues/operating revenues (FTE basis) (1)	39.1%	40.7%

(1) For purposes of this ratio noninterest revenues excludes unrealized gain on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues, excluding unrealized gain on equity securities and acquired non-impaired loan accretion.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $55.7 million for the first quarter of 2019.  This represents a decrease of $1.8 million, or 3.1%, for the quarter in comparison to the same 2018 timeframe.  The decrease was driven by a decrease in debit card-related revenue related to the Durbin amendment mandated debit interchange price restrictions, a decrease in deposit-related fees and a decrease in wealth management revenue, partially offset by higher employee benefit services revenue, higher insurance services revenue and higher other banking revenue.

General recurring banking noninterest revenue of $17.4 million for the first quarter of 2018 decreased $3.0 million, or 14.8% as compared to the corresponding prior year period.  This year-over-year decrease was primarily driven by a $3.2 million, or $0.05 per share, decrease in debit card-related revenue due to the impact of the Durbin amendment mandated debit interchange price restrictions that were effective at the beginning of the third quarter of 2018.

Employee benefit services revenue increased $1.0 million, or 4.6%, as compared to the prior year first quarter primarily related to growth in the collective investment fund administration and trust business, as well as growth in actuarial services revenues.  Wealth management and insurance services revenue was up $0.1 million, or 1.0%, for the first quarter of 2019 as compared to the first quarter of 2018, as an increase of $0.5 million in insurance services revenue was offset by a $0.4 million decrease in wealth management revenue.

The ratio of noninterest revenues to operating revenues (FTE basis) was 39.1% for the quarter ended March 31, 2019 versus 40.7% for the equivalent period of 2018.  The decrease is due to a 3.4% increase in adjusted net interest income (FTE basis) while non-interest revenues decreased 3.2%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended March 31,
(000's omitted)	2019	2018
Salaries and employee benefits	$53,379	$51,859
Occupancy and equipment	10,288	10,531
Data processing and communications	9,399	8,742
Amortization of intangible assets	4,130	4,798
Legal and professional fees	2,720	2,781
Business development and marketing	2,788	2,059
Acquisition expenses	534	(8)
Other	5,414	5,569
Total noninterest expenses	$88,652	$86,331

Operating expenses(1)/average assets	3.19%	3.09%
Efficiency ratio(2)	59.1%	57.8%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gain on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $88.7 million for the first quarter of 2019, representing an increase of $2.3 million, or 2.7%, from the prior year first quarter.  Included in the first quarter 2019 noninterest expenses are $0.5 million acquisition-related expenses associated with the Kinderhook acquisition.  Salaries and employee benefits increased $1.5 million, or 2.9%, for the first quarter of 2019 as compared to the corresponding period of 2018 primarily due to annual merit-based personnel cost increases.  The remaining increase in operating expenses can be attributed to higher data processing and communications (up $0.7 million) and business development and marketing (up $0.7 million), partially offset by lower occupancy and equipment (down $0.2 million), amortization of intangible assets (down $0.7 million), legal and professional fees (down $0.1 million) and other expenses (down $0.1 million).

The Company’s efficiency ratio (as defined in the table above) was 59.1% for the first quarter of 2019, 1.3% unfavorable to the comparable quarter of 2018.  This resulted from operating expenses (as described above) increasing 3.0%, while operating revenue (as described above) increased by a lesser 0.7% including the impact of the Durbin amendment.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 10 basis points versus the prior year quarter.  First quarter operating expenses (as defined above) increased 3.0% year-over-year, while average assets decreased 0.3%.

Income Taxes

The first quarter 2019 effective income tax rate was 18.5%, compared to 23.0% for the first quarter of 2018.  The decline in the rate is attributable to the impact of the windfall tax benefit associated with the accounting for share-based transactions combined with adjustments to state tax rates used in the development of the Company’s provision for income taxes.  The Company recorded a $1.7 million and $0.7 million reduction in income tax expense associated with the windfall tax benefit from share-based transactions for the first quarter of 2019 and 2018, respectively. The effective tax rates adjusted for windfall tax benefit were 21.8% for the first quarter of 2019 and 24.4% for the first quarter of 2018.

Investments

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.97 billion at the end of the first quarter, a decrease of $15.5 million from December 31, 2018 and $66.5 million lower than March 31, 2018.  The book value (excluding unrealized gains and losses) of investments decreased $39.4 million from December 31, 2018 and decreased $93.0 million from March 31, 2018.  During the first quarter of 2019, the Company purchased $13.4 million of government agency mortgage-backed securities with an average yield of 3.82%.  The Company also received proceeds of $52.5 million from investment maturities, calls, and principal payments during the first three months of 2019.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains or losses.  At March 31, 2019, the portfolio had an $8.6 million net unrealized gain, an increase of $23.9 million from the unrealized loss at December 31, 2018 and a $26.5 million increase from the unrealized loss at March 31, 2018.  These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates.

Table 6: Investment Securities

	March 31, 2019		December 31, 2018		March 31, 2018
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,033,399	$2,034,972	$2,036,474	$2,023,753	$2,044,795	$2,027,914
Obligations of state and political subdivisions	423,916	433,159	453,640	459,154	502,517	510,308
Government agency mortgage-backed securities	389,154	386,543	390,234	382,477	371,857	364,539
Corporate debt securities	2,572	2,553	2,588	2,546	2,633	2,579
Government agency collateralized mortgage obligations	66,226	65,716	69,342	68,119	83,113	81,429
Marketable equity securities	0	0	0	0	250	521
Total available-for-sale portfolio	2,915,267	2,922,943	2,952,278	2,936,049	3,005,165	2,987,290

Equity and other Securities:
Equity securities, at fair value	251	464	251	432	0	0
Federal Home Loan Bank common stock	6,308	6,308	8,768	8,768	8,801	8,801
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	30,690	30,690
Other equity securities, at adjusted cost	4,992	5,742	4,969	5,719	5,861	5,861
Total equity and other securities	42,241	43,204	44,678	45,609	45,352	45,352

Total investments	$2,957,508	$2,966,147	$2,996,956	$2,981,658	$3,050,517	$3,032,642

Loans

As shown in Table 7, loans ended the first quarter at $6.27 billion, up $39.1 million, or 0.6%, from one year earlier and down $15.0 million, or 0.2%, from the end of 2018.  The growth during the last twelve months was primarily attributable to organic growth in the consumer mortgage, consumer indirect and consumer direct portfolios, partially offset by decreases in the business lending and home equity portfolios.  The decrease during the first three months of 2019 occurred primarily in the consumer indirect, consumer direct and home equity portfolios, while the business lending and consumer mortgage portfolios increased.

Table 7: Loans

(000's omitted)	March 31, 2019		December 31, 2018		March 31, 2018
Business lending	$2,410,477	38.5%	$2,396,977	38.2%	$2,426,086	39.0%
Consumer mortgage	2,237,430	35.7%	2,235,408	35.6%	2,211,882	35.5%
Consumer indirect	1,070,840	17.1%	1,083,207	17.2%	1,008,198	16.2%
Consumer direct	173,042	2.7%	178,820	2.8%	173,032	2.8%
Home equity	374,297	6.0%	386,709	6.2%	407,832	6.5%
Total loans	$6,266,086	100.0%	$6,281,121	100.0%	$6,227,030	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing.  The business lending portfolio decreased $15.6 million, or 0.6%, from March 31, 2018 and increased $13.5 million, or 0.6%, from December 31, 2018, as contractual and unscheduled principal reductions impacted growth in this portfolio.  Highly competitive conditions continue to prevail in the markets in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $25.5 million, or 1.2%, from one year ago and increased $2.0 million from December 31, 2018.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  However, recent changes in consumer preference has altered the primary loan purpose to predominately new home purchases, while negatively impacting refinance origination volumes.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  Home equity loans decreased $33.5 million, or 8.2%, from one year ago and decreased $12.4 million, or 3.2%, from December 31, 2018.  Similar to refinance origination volumes in the Company’s consumer mortgage portfolio, interest rates have impacted the level of utilization of the Company’s home equity loan products.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $62.7 million, or 5.3%, from one year ago and decreased $18.1 million, or 1.4%, from December 31, 2018.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2019 and 2018 and December 31, 2018.

Table 8: Nonperforming Assets

(000's omitted)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans
Business lending	$7,401	$8,370	$7,798
Consumer mortgage	11,748	12,262	12,941
Consumer indirect	0	0	5
Consumer direct	0	0	0
Home equity	2,103	1,912	2,495
Total nonaccrual loans	21,252	22,544	23,239
Accruing loans 90+ days delinquent
Business lending	134	179	4,069
Consumer mortgage	2,247	1,625	1,719
Consumer indirect	234	292	217
Consumer direct	66	52	30
Home equity	338	307	390
Total accruing loans 90+ days delinquent	3,019	2,455	6,425
Nonperforming loans
Business lending	7,535	8,549	11,867
Consumer mortgage	13,995	13,887	14,660
Consumer indirect	234	292	222
Consumer direct	66	52	30
Home equity	2,441	2,219	2,885
Total nonperforming loans	24,271	24,999	29,664
Other real estate owned (OREO)	1,524	1,320	1,865
Total nonperforming assets	$25,795	$26,319	$31,529

Nonperforming loans / total loans	0.39%	0.40%	0.48%
Nonperforming assets / total loans and other real estate	0.41%	0.42%	0.51%
Delinquent loans (30 days old to nonaccruing) to total loans	0.88%	1.00%	1.01%
Net charge-offs to average loans outstanding (quarterly)	0.17%	0.21%	0.21%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.12%	0.24%	0.16%
Provision for loan losses to net charge-offs (quarterly)	93%	75%	116%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	142%	76%	122%

(1)Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company’s asset quality profile remained strong in the first quarter of 2019 and continued to illustrate the long-term effectiveness of the Company’s disciplined risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at March 31, 2019 were $25.8 million.  This represents a $0.5 million decrease as compared to the level at the end of 2018 and a $5.7 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.7 million from year-end 2018 and decreased $5.4 million from March 31, 2018.  Other real estate owned (“OREO”) at March 31, 2019 was $1.5 million.  This compares to $1.3 million at December 31, 2018 and $1.9 million as of March 31, 2018.  At March 31, 2019, OREO consisted of 21 residential properties with a total value of $1.4 million and one commercial property with a value of $0.1 million.  This compares to 18 residential properties with a total value of $1.3 million at December 31, 2018, and 31 residential properties with a total value of $1.8 million and one commercial property with a value of $0.1 million at March 31, 2018.  Nonperforming loans were 0.39% of total loans outstanding at the end of the first quarter, one basis point lower than the level at December 31, 2018 and nine basis points lower than the level at March 31, 2018.

Approximately 58% of nonperforming loans at March 31, 2019 were comprised of consumer mortgages.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers and resulted in more favorable nonperforming mortgage ratios.  Approximately 31% of the nonperforming loans at March 31, 2019 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The remaining 11% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors that were identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 202% at the end of the first quarter, as compared to 197% at year-end 2018 and 162% at March 31, 2018.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and commercial lending management to monitor their status and discuss credit management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.88% at the end of the first quarter, 12 basis points below the 1.00% at year-end 2018 and 13 basis points below the 1.01% at March 31, 2018.  The business lending delinquency ratio at the end of the first quarter was five basis points above the level at December 31, 2018 and 20 basis points below the level at March 31, 2018.  The delinquency rates for consumer mortgage and consumer direct loans decreased as compared to the level at December 31, 2018 and the level one year ago.  The delinquency ratio for the consumer indirect portfolio decreased as compared to December 31, 2018, but increased in comparison to the level at March 31, 2018.  The delinquency ratio for the home equity portfolio increased in comparison to December 31, 2018, but decreased in comparison to the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended March 31,
(000's omitted)	2019	2018
Allowance for loan losses at beginning of period	$49,284	$47,583
Charge-offs:
Business lending	1,216	1,712
Consumer mortgage	253	199
Consumer indirect	1,823	2,284
Consumer direct	535	496
Home equity	74	56
Total charge-offs	3,901	4,747
Recoveries:
Business lending	134	198
Consumer mortgage	22	8
Consumer indirect	962	1,151
Consumer direct	179	222
Home equity	5	9
Total recoveries	1,302	1,588

Net charge-offs	2,599	3,159
Provision for loans losses	2,422	3,679

Allowance for loan losses at end of period	$49,107	$48,103
Allowance for loan losses / total loans	0.78%	0.77%
Allowance for legacy loan losses / total legacy loans (1)	0.94%	0.97%
Allowance for loan losses / nonperforming loans	202%	162%
Allowance for legacy loan losses / legacy nonperforming loans (1)	262%	216%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.18%	0.25%
Consumer mortgage	0.04%	0.03%
Consumer indirect	0.33%	0.46%
Consumer direct	0.81%	0.62%
Home equity	0.07%	0.05%
Total loans	0.17%	0.21%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the first quarter of 2019 were $2.6 million, $0.6 million lower than the first quarter of 2018.  The business lending and consumer indirect portfolios experienced lower net charge-offs during the first quarter of 2019, as compared to the first quarter of 2018, while the consumer mortgage, home equity and consumer direct portfolios experienced higher net charge-offs than the prior period.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2019 was 0.17%, four basis points lower than the first quarter of 2018.  Net charge-off ratios for the first quarter of 2019 for the business lending, consumer mortgage and consumer direct portfolios were above the Company’s average for the trailing eight quarters, while the net charge-off ratios for the consumer indirect and home equity portfolios were below the Company’s average for the trailing eight quarters.

The Company recorded a $2.4 million provision for loan losses in the first quarter, with $2.1 million related to legacy loans and $0.3 million related to acquired loans.  The first quarter provision was $1.3 million lower than the equivalent prior year period.  The first quarter 2019 loan loss provision was $0.2 million less than the level of net charge-offs for the quarter.  The allowance for loan losses of $49.1 million as of March 31, 2019 increased of $1.0 million from the level one year ago.  Stable asset quality metrics have resulted in an allowance for loan loss to total loans ratio of 0.78% at March 31, 2019, one basis point higher than the level at March 31, 2018 and consistent with the level at December 31, 2018.

As of March 31, 2019, the purchase discount related to the $1.22 billion of remaining non-impaired loan balances acquired from Merchants Bank, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $22.6 million, or 1.9% of that portfolio, with $1.5 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.41 billion in the first quarter were $82.6 million, or 1.0%, lower than the first quarter of 2018.  This compares to an increase of $48.8 million, or 0.6%, from the fourth quarter of last year.  The mix of average deposit balances changed as the weighting of core deposits (noninterest checking, interest checking, savings and money markets) has increased slightly from the prior year levels.  Conversely, the proportion of time deposits decreased over the past 12 months, consistent with the last several years.  The quarterly average cost of deposits was 0.20% for the first quarter of 2019, compared to 0.10% in the first quarter of 2018, reflective of increases in market deposit interest rates between the periods.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2019 decreased $1.5 million versus the fourth quarter of 2018 and increased $19.2 million, or 0.3%, versus the year-earlier period.  Average public fund deposits for the first quarter increased $50.3 million, or 5.2%, from the fourth quarter of 2018 and decreased $101.8 million, or 9.1%, from the first quarter of 2018.  Public fund deposits as a percentage of total deposits decreased from 13.2% in the first quarter of 2018 to 12.1% in the first quarter of 2019.

Table 10: Quarterly Average Deposits

(000's omitted)	March 31, 2019	December 31, 2018	March 31, 2018
Noninterest checking deposits	$2,297,472	$2,317,042	$2,268,778
Interest checking deposits	1,975,091	1,880,610	1,870,277
Savings deposits	1,461,847	1,450,707	1,444,871
Money market deposits	1,922,754	1,966,279	2,137,856
Time deposits	748,040	741,794	766,048
Total deposits	$8,405,204	$8,356,432	$8,487,830

Nonpublic fund deposits	$7,385,439	$7,386,943	$7,366,222
Public fund deposits	1,019,765	969,489	1,121,608
Total deposits	$8,405,204	$8,356,432	$8,487,830

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2019 totaled $99.9 million. This was $54.4 million, or 35.3%, lower than borrowings at December 31, 2018 and $25.0 million, or 20.0%, below the end of the first quarter of 2018.  The decrease from the prior year first quarter was primarily due to the redemption of the trust preferred subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, during the third quarter of 2018, while the decrease from the fourth quarter of 2018 was related to a $54.4 million decrease in overnight FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $249.9 million at the end of the first quarter of 2019, a decrease of $9.5 million from December 31, 2018 and $29.8 million below March 31, 2018.

Shareholders’ Equity

Total shareholders’ equity of $1.76 billion at the end of the first quarter of 2019 represents an increase of $43.3 million from the balance at December 31, 2018.  During the first quarter of 2019, the Company recorded net income of $41.9 million, issued $1.9 million of treasury stock to the Company’s benefit plans, recorded $1.4 million from employee stock options earned and other comprehensive income increased $18.5 million.  These amounts were partially offset by dividends declared of $19.6 million and a $0.8 million decrease in shareholders’ equity associated with the net activity under the Company’s employee stock plan.  In the first quarter of 2019, the issuance of shares under the employee stock plan was more than offset by the impact of the net settlement of tax withholding obligations associated with the vesting of stock-based compensation instruments.  The change in other comprehensive income was comprised of an $18.1 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.4 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $125.7 million, as net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans and an increase in the market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 11.27% at the end of the first quarter, up 19 basis points from year-end 2018 and 1.08% above its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2018 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 2.5%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 0.8%.  The Tier 1 leverage ratio increased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 10.6% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, decreased 0.1%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.83% increased 0.15% from December 31, 2018 and increased 1.41% versus March 31, 2018 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2019 was 46.7%, compared to 43.0% for the first quarter of 2018.  First quarter dividends declared increased 13.4% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.34 to $0.38 in August 2018, while net income increased 4.6% over the prior year period.  The 2018 dividend increase marked the Company’s 26th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 1.2% over the last twelve months.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2019.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At March 31, 2019, the Bank had $508.4 million of cash and cash equivalents of which $343.4 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.4 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks at year end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2019, this ratio was 15.1% for 30-days and 14.9% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2019, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2019 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31,
(000's omitted)	2019	2018
Income statement data
Net income
Net income (GAAP)	$41,946	$40,106
Acquisition expenses	534	(8)
Tax effect of acquisition expenses	(99)	2
Subtotal (non-GAAP)	42,381	40,100
Unrealized gain on equity securities	(31)	0
Tax effect of unrealized gain on equity securities	6	0
Operating net income (non-GAAP)	42,356	40,100
Amortization of intangibles	4,130	4,798
Tax effect of amortization of intangibles	(765)	(1,105)
Subtotal (non-GAAP)	45,721	43,793
Acquired non-impaired loan accretion	(1,330)	(2,063)
Tax effect of acquired non-impaired loan accretion	246	475
Adjusted net income (non-GAAP)	$44,637	$42,205

Return on average assets
Adjusted net income (non-GAAP)	$44,637	$42,205
Average total assets	10,687,708	10,715,529
Adjusted return on average assets (non-GAAP)	1.69%	1.60%

Return on average equity
Adjusted net income (non-GAAP)	$44,637	$42,205
Average total equity	1,726,313	1,625,951
Adjusted return on average equity (non-GAAP)	10.49%	10.53%

Earnings per common share
Diluted earnings per share (GAAP)	$0.80	$0.78
Acquisition expenses	0.01	0.00
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.81	0.78
Unrealized gain on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Operating net income (non-GAAP)	0.81	0.78
Amortization of intangibles	0.08	0.09
Tax effect of amortization of intangibles	(0.01)	(0.02)
Subtotal (non-GAAP)	0.88	0.85
Acquired non-impaired loan accretion	(0.03)	(0.04)
Tax effect of acquired non-impaired loan accretion	0.00	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.85	$0.82

	Three Months Ended March 31,
(000's omitted)	2019	2018
Noninterest operating expenses
Noninterest expenses (GAAP)	$88,652	$86,331
Amortization of intangibles	(4,130)	(4,798)
Acquisition expenses	(534)	8
Total adjusted noninterest expenses (non-GAAP)	$83,988	$81,541

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$83,988	$81,541
Fully tax-equivalent net interest income	87,867	85,742
Noninterest revenues	55,696	57,491
Acquired non-impaired loan accretion	(1,330)	(2,063)
Unrealized gain on equity securities	(31)	0
Operating revenues (non-GAAP) - denominator	$142,202	$141,170
Efficiency ratio (non-GAAP)	59.1%	57.8%

(000's omitted)	March 31, 2019	December 31, 2018	March 31, 2018
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,916,467	$10,607,295	$10,966,555
Intangible assets	(804,419)	(807,349)	(820,584)
Deferred taxes on intangible assets	45,994	46,370	47,904
Total tangible assets (non-GAAP)	$10,158,042	$9,846,316	$10,193,875

Total common equity
Shareholders' Equity (GAAP)	1,757,128	1,713,783	1,631,466
Intangible assets	(804,419)	(807,349)	(820,584)
Deferred taxes on intangible assets	45,994	46,370	47,904
Total tangible common equity (non-GAAP)	$998,703	$952,804	$858,786

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$998,703	$952,804	$858,786
Total tangible assets (non-GAAP) - denominator	$10,158,042	$9,846,316	$10,193,875
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.83%	9.68%	8.42%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

•	Asset and liability levels using March 31, 2019 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2019 (000’s omitted)
+200 basis points	$(1,345)
+100 basis points	$729
-100 basis points	$(1,496)
-200 basis points	$(7,665)

The short term modeled net interest income (NII) increases modestly in the +100 bp rising rate environment largely due to the historical normalization of the yield curve.  New loan pricing primarily benefits from this assumption.  The short term modeled NII, however, decreases in the +200 bp rising rate environment due to assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  Over the longer time period, (years 2 and beyond), the growth in NII improves in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2018 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2019.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	35,753	$60.26	0	2,500,000
February 1-28, 2019	324	60.22	0	2,500,000
March 1-31, 2019	15,809	64.79	0	2,500,000
Total (1)	51,886	$61.64

(1) Included in the common shares repurchased were 50,606 shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock issued pursuant to the employee benefit plan and 1,280 shares acquired by the Company in connection with the administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

10.1
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

Community Bank System, Inc.

Date: May 10, 2019	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 10, 2019	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer