Form 10-Q
period 2019-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2019-08-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to___________________

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,595,171 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2019.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$874,836	$211,834
Available-for-sale investment securities (cost of $2,322,697 and $2,952,278, respectively)	2,359,038	2,936,049
Equity and other securities (cost of $42,285 and $44,678, respectively)	43,234	45,609
Loans held for sale, at fair value	0	83

Loans	6,284,070	6,281,121
Allowance for loan losses	(49,310)	(49,284)
Net loans	6,234,760	6,231,837

Goodwill, net	733,503	733,503
Core deposit intangibles, net	15,738	18,596
Other intangibles, net	51,274	55,250
Intangible assets, net	800,515	807,349

Premises and equipment, net	154,592	119,988
Accrued interest and fees receivable	29,202	31,048
Other assets	249,211	223,498

Total assets	$10,745,388	$10,607,295

Liabilities:
Noninterest-bearing deposits	$2,363,408	$2,312,816
Interest-bearing deposits	6,124,797	6,009,555
Total deposits	8,488,205	8,322,371

Short-term borrowings	0	54,400
Securities sold under agreement to repurchase, short-term	142,359	259,367
Other long-term debt	1,931	1,976
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939
Accrued interest and other liabilities	205,444	157,459
Total liabilities	8,935,878	8,893,512

Commitments and contingencies (See Note K)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,805,424 and 51,576,839 shares issued, respectively	51,806	51,577
Additional paid-in capital	917,855	911,748
Retained earnings	843,288	795,563
Accumulated other comprehensive loss	(4,621)	(45,305)
Treasury stock, at cost (234,816 shares, including 177,333 shares held by deferred compensation arrangements at June 30, 2019 and 319,015 shares including 207,403 shares held by deferred compensation arrangements at December 31, 2018, respectively)	(8,797)	(11,528)
Deferred compensation arrangements (177,333 and 207,403 shares, respectively)	9,979	11,728
Total shareholders' equity	1,809,510	1,713,783

Total liabilities and shareholders' equity	$10,745,388	$10,607,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$74,067	$71,152	$147,770	$140,593
Interest and dividends on taxable investments	17,427	16,517	33,514	32,041
Interest on nontaxable investments	2,858	3,336	5,749	6,775
Total interest income	94,352	91,005	187,033	179,409

Interest expense:
Interest on deposits	4,560	2,381	8,667	4,513
Interest on borrowings	429	446	1,050	926
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,063	1,332	2,157	2,500
Total interest expense	6,052	4,159	11,874	7,939

Net interest income	88,300	86,846	175,159	171,470
Provision for loan losses	1,400	2,448	3,822	6,127
Net interest income after provision for loan losses	86,900	84,398	171,337	165,343

Noninterest revenues:
Deposit service fees	15,996	18,964	31,860	38,141
Other banking revenues	1,147	1,163	2,683	2,406
Employee benefit services	23,787	22,542	47,841	45,548
Insurance services	8,329	7,415	16,191	14,774
Wealth management services	6,578	6,496	12,927	13,202
Gain on sale of investment securities, net	4,882	0	4,882	0
Unrealized (loss) gain on equity securities	(13)	(21)	18	(21)
Total noninterest revenues	60,706	56,559	116,402	114,050

Noninterest expenses:
Salaries and employee benefits	54,008	52,402	107,387	104,261
Occupancy and equipment	9,619	9,437	19,907	19,968
Data processing and communications	10,401	10,212	19,800	18,954
Amortization of intangible assets	3,904	4,555	8,034	9,353
Legal and professional fees	2,684	2,745	5,404	5,525
Business development and marketing	3,140	2,654	5,928	4,714
Acquisition expenses	1,194	71	1,728	63
Other expenses	6,226	4,036	11,640	9,605
Total noninterest expenses	91,176	86,112	179,828	172,443

Income before income taxes	56,430	54,845	107,911	106,950
Income taxes	11,415	10,239	20,950	22,238
Net income	$45,015	$44,606	$86,961	$84,712

Basic earnings per share	$0.87	$0.87	$1.68	$1.65
Diluted earnings per share	$0.86	$0.86	$1.66	$1.63

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$652	$303	$1,303	$606
Tax effect	(160)	(74)	(319)	(147)
Amortization of actuarial losses included in net periodic pension cost, net	492	229	984	459
Amortization of prior service cost included in net periodic pension cost, gross	(29)	(127)	(58)	(254)
Tax effect	8	31	15	62
Amortization of prior service cost included in net periodic pension cost, net	(21)	(96)	(43)	(192)
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	471	133	941	267

Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	33,547	(14,816)	57,452	(56,632)
Tax effect	(8,189)	3,625	(14,021)	13,781
Net unrealized holding gains (losses) arising during period, net	25,358	(11,191)	43,431	(42,851)
Reclassification adjustment for net gains included in net income, gross	(4,882)	0	(4,882)	0
Tax effect	1,194	0	1,194	0
Reclassification adjustment for net gains included in net income, net	(3,688)	0	(3,688)	0
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	(208)	0	(208)
Other comprehensive income/(loss) related to unrealized gains (losses) on available-for-sale securities, net of taxes	21,670	(11,399)	39,743	(43,059)
Other comprehensive income (loss), net of tax	22,141	(11,266)	40,684	(42,792)
Net income	45,015	44,606	86,961	84,712
Comprehensive income	$67,156	$33,340	$127,645	$41,920

	As of
	June 30, 2019	December 31, 2018
Accumulated Other Comprehensive Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(42,252)	$(43,497)
Tax effect	10,356	10,660
Net unrealized (loss) for pension and other post-retirement obligations	(31,896)	(32,837)

Unrealized gain (loss) on available-for-sale securities	36,341	(16,229)
Tax effect	(9,066)	3,969
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	(208)
Net unrealized gain (loss) on available-for-sale securities	27,275	(12,468)

Accumulated other comprehensive (loss)	$(4,621)	$(45,305)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended June 30, 2019 and 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss)	Stock	Arrangements	Total

Balance at March 31, 2019	51,471,371	$51,728	$913,917	$817,933	$(26,762)	$(9,601)	$9,913	$1,757,128

Net income				45,015				45,015

Other comprehensive income, net of tax					22,141			22,141

Cash dividends declared:
Common, $0.38 per share				(19,660)				(19,660)

Common stock activity under employee stock ownership plan	77,666	78	1,987					2,065

Stock-based compensation			1,366					1,366

Treasury stock issued to benefit plans, net	21,571		585			804	66	1,455

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

Balance at March 31, 2018	50,883,603	$51,374	$898,036	$723,404	$(35,226)	$(17,633)	$11,511	$1,631,466

Net income				44,606				44,606

Other comprehensive loss, net of tax					(11,057)			(11,057)

Cumulative effect of change in accounting principle - equity securities				208	(208)			0

Cash dividends declared:
Common, $0.34 per share				(17,439)				(17,439)

Common stock activity under employee stock ownership plan	137,738	138	3,936					4,074

Stock-based compensation			1,681					1,681

Treasury stock issued to benefit plans, net	64,533		1,260			2,299	69	3,628

Balance at June 30, 2018	51,085,874	$51,512	$904,913	$750,779	$(46,491)	$(15,334)	$11,580	$1,656,959

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2019 and 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss)	Stock	Arrangements	Total

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				86,961				86,961

Other comprehensive income, net of tax					40,684			40,684

Cash dividends declared:
Common, $0.76 per share				(39,236)				(39,236)

Common stock activity under employee stock ownership plan	228,585	229	992					1,221

Stock-based compensation			2,757					2,757

Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	51,768		1,294			1,901	145	3,340

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				84,712				84,712

Other comprehensive loss, net of tax					(42,584)			(42,584)

Cumulative effect of change in accounting principle - equity securities				208	(208)			0

Cash dividends declared:
Common, $0.68 per share				(34,698)				(34,698)

Common stock activity under employee stock ownership plan	248,151	248	4,396					4,644

Stock-based compensation			3,396					3,396

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	106,413		2,242			3,782	150	6,174

Balance at June 30, 2018	51,085,874	$51,512	$904,913	$750,779	$(46,491)	$(15,334)	$11,580	$1,656,959

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$86,961	$84,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,680	7,959
Amortization of intangible assets	8,034	9,353
Net accretion on securities, loans and borrowings	(3,462)	(4,784)
Stock-based compensation	2,757	3,396
Provision for loan losses	3,822	6,127
Amortization of mortgage servicing rights	188	229
Gain on sale of investment securities, net	(4,882)	0
Unrealized (gain) loss on equity securities	(18)	21
Income from bank-owned life insurance policies	(769)	(784)
Net loss (gain) on sale of loans and other assets	19	(146)
Change in other assets and other liabilities	(10,406)	6,734
Net cash provided by operating activities	89,924	112,817
Investing activities:
Proceeds from sales of available-for-sale investment securities	590,179	0
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	99,105	69,637
Proceeds from maturities and redemptions of equity and other investment securities	2,537	7,408
Purchases of available-for-sale investment securities	(60,826)	(31,669)
Purchases of equity and other securities	(144)	(21)
Net (increase) decrease in loans	(8,457)	13,647
Cash paid for acquisitions, net of cash acquired of $0 and $16, respectively	(1,200)	(1,737)
Purchases of premises and equipment, net	(3,963)	(5,298)
Real estate limited partnership investments	(564)	(1,197)
Net cash provided by investing activities	616,667	50,770
Financing activities:
Net increase in deposits	165,834	69,573
Net decrease in borrowings	(171,453)	(179,297)
Issuance of common stock	1,221	4,644
Purchases of treasury stock	(145)	(150)
Sales of treasury stock	3,340	6,174
Increase in deferred compensation arrangements	145	150
Cash dividends paid	(39,381)	(34,611)
Withholding taxes paid on share-based compensation	(3,150)	(954)
Net cash used in financing activities	(43,589)	(134,471)
Change in cash and cash equivalents	663,002	29,116
Cash and cash equivalents at beginning of period	211,834	221,038
Cash and cash equivalents at end of period	$874,836	$250,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,725	$7,896
Cash paid for income taxes	21,775	12,681

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	19,663	17,547
Transfers from loans to other real estate	1,179	1,845

Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	0	115
Fair value of liabilities assumed	0	31

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2019 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Subsequent Event – Kinderhook Bank Corp.
On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The Company expects to incur certain one-time, transaction-related costs in 2019.  The initial accounting for the assets and liabilities assumed with this acquisition is incomplete as of the date of issuance of the consolidated financial statements due to the proximity of the acquisition date to the date of issuance.

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

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $1.2 million and $1.7 million during the three and six months ended June 30, 2019 and have been separately stated in the Consolidated Statements of Income.  Merger and acquisition integration-related expenses for the three and six months ended June 30, 2018 were immaterial.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019, $27.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $2.6 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2018, $26.4 million of accounts receivable, including $7.8 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the consolidated statements of condition.

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

New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption was permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements, and expects a change in the allowance for loan losses resulting from the change to expected losses for the estimated life of the financial asset. The amount of the change in the allowance for loan losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption. Management is in the process of evaluating an expected loss model template utilizing its historical data through June 30, 2019, as well as current and expected economic conditions and forecasts.  The Company has preliminarily evaluated its data requirements, determined its loan segments, determined the model construct for each segment and developed its qualitative framework.  The Company has also engaged a qualified third party to validate its expected loss model template utilizing the data as of June 30, 2019.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019				December 31, 2018
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,435,302	$22,204	$428	$1,457,078	$2,036,474	$2,190	$14,911	$2,023,753
Obligations of state and political subdivisions	427,621	12,076	0	439,697	453,640	6,563	1,049	459,154
Government agency mortgage-backed securities	395,220	4,196	2,221	397,195	390,234	1,526	9,283	382,477
Corporate debt securities	2,558	0	4	2,554	2,588	0	42	2,546
Government agency collateralized mortgage obligations	61,996	586	68	62,514	69,342	60	1,283	68,119
Total available-for-sale portfolio	$2,322,697	$39,062	$2,721	$2,359,038	$2,952,278	$10,339	$26,568	$2,936,049

Equity and other Securities:
Equity securities, at fair value	$251	$199	$0	$450	$251	$200	$19	$432
Federal Home Loan Bank common stock	6,251	0	0	6,251	8,768	0	0	8,768
Federal Reserve Bank common stock	30,690	0	0	30,690	30,690	0	0	30,690
Other equity securities, at adjusted cost	5,093	750	0	5,843	4,969	750	0	5,719
Total equity and other securities	$42,285	$949	$0	$43,234	$44,678	$950	$19	$45,609

A summary of investment securities that have been in a continuous unrealized loss position is as follows:
As of June 30, 2019

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0	$0	$0	19	$188,692	$428	19	$188,692	$428
Obligations of state and political subdivisions	0	0	0	1	516	0	1	516	0
Government agency mortgage-backed securities	6	4,551	6	142	192,786	2,215	148	197,337	2,221
Corporate debt securities	0	0	0	1	2,554	4	1	2,554	4
Government agency collateralized mortgage obligations	0	0	0	13	18,233	68	13	18,233	68
Total available-for-sale investment portfolio	6	$4,551	$6	176	$402,781	$2,715	182	$407,332	$2,721

As of December 31, 2018

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$473,082	$682	64	$1,213,276	$14,229	71	$1,686,358	$14,911
Obligations of state and political subdivisions	118	55,671	216	97	51,753	833	215	107,424	1,049
Government agency mortgage-backed securities	43	47,708	258	181	253,931	9,025	224	301,639	9,283
Corporate debt securities	0	0	0	1	2,546	42	1	2,546	42
Government agency collateralized mortgage obligations	1	66	0	41	63,112	1,283	42	63,178	1,283
Total available-for-sale investment portfolio	169	$576,527	$1,156	384	$1,584,618	$25,412	553	$2,161,145	$26,568

Equity and other Securities:
Equity securities, at fair value	1	$82	$19	0	$0	$0	1	$82	$19
Total equity and other securities	1	$82	$19	0	$0	$0	1	$82	$19

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2019 represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.
	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$76,679	$76,659
Due after one through five years	1,489,433	1,513,356
Due after five years through ten years	143,339	147,980
Due after ten years	156,030	161,334
Subtotal	1,865,481	1,899,329
Government agency mortgage-backed securities	395,220	397,195
Government agency collateralized mortgage obligations	61,996	62,514
Total	$2,322,697	$2,359,038

As of June 30, 2019, $149.9 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of June 30, 2019 have an overnight and continuous maturity.

During the three-month period ending June 30, 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses. The proceeds from these sales were primarily held in interest-earning cash and cash equivalents at higher net yields as of June 30, 2019.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	June 30, 2019	December 31, 2018
Business lending	$2,395,684	$2,396,977
Consumer mortgage	2,255,782	2,235,408
Consumer indirect	1,082,834	1,083,207
Consumer direct	178,151	178,820
Home equity	371,619	386,709
Gross loans, including deferred origination costs	6,284,070	6,281,121
Allowance for loan losses	(49,310)	(49,284)
Loans, net of allowance for loan losses	$6,234,760	$6,231,837

The outstanding balance related to credit impaired acquired loans was $5.6 million and $7.4 million at June 30, 2019 and December 31, 2018, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2018	$437
Accretion recognized, year-to-date	(133)
Net reclassification between accretable and non-accretable	76
Balance at June 30, 2019	$380

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of June 30, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$4,258	$491	$4,086	$8,835	$1,669,769	$1,678,604
Consumer mortgage	9,675	2,082	10,079	21,836	1,875,811	1,897,647
Consumer indirect	10,973	157	0	11,130	1,063,817	1,074,947
Consumer direct	1,117	27	0	1,144	174,732	175,876
Home equity	1,133	106	1,364	2,603	303,102	305,705
Total	$27,156	$2,863	$15,529	$45,548	$5,087,231	$5,132,779

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$1,019	$0	$3,294	$4,313	$3,647	$709,120	$717,080
Consumer mortgage	1,282	80	2,072	3,434	0	354,701	358,135
Consumer indirect	33	32	0	65	0	7,822	7,887
Consumer direct	40	4	0	44	0	2,231	2,275
Home equity	726	68	518	1,312	0	64,602	65,914
Total	$3,100	$184	$5,884	$9,168	$3,647	$1,138,476	$1,151,291

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
Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	June 30, 2019			December 31, 2018
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,510,549	$626,321	$2,136,870	$1,439,337	$702,493	$2,141,830
Special mention	87,398	58,444	145,842	105,065	40,107	145,172
Classified	80,657	28,668	109,325	74,425	28,525	102,950
Doubtful	0	0	0	0	1,579	1,579
Acquired impaired	0	3,647	3,647	0	5,446	5,446
Total	$1,678,604	$717,080	$2,395,684	$1,618,827	$778,150	$2,396,977

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at June 30, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,885,486	$1,074,790	$175,849	$304,235	$3,440,360
Nonperforming	12,161	157	27	1,470	13,815
Total	$1,897,647	$1,074,947	$175,876	$305,705	$3,454,175

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$355,983	$7,855	$2,271	$65,328	$431,437
Nonperforming	2,152	32	4	586	2,774
Total	$358,135	$7,887	$2,275	$65,914	$434,211

The following table details the balances in all other loan categories at December 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,837,185	$1,072,134	$175,726	$310,875	$3,395,920
Nonperforming	11,265	258	48	1,666	13,237
Total	$1,848,450	$1,072,392	$175,774	$312,541	$3,409,157

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$384,336	$10,781	$3,042	$73,615	$471,774
Nonperforming	2,622	34	4	553	3,213
Total	$386,958	$10,815	$3,046	$74,168	$474,987

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of June 30, 2019 and December 31, 2018 follows:
(000’s omitted)	June 30, 2019	December 31, 2018
Loans with allowance allocation	$0	$3,956
Loans without allowance allocation	5,096	2,230
Carrying balance	5,096	6,186
Contractual balance	12,021	12,078
Specifically allocated allowance	0	956

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and six months ended June 30, 2019 and 2018 was immaterial.

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

Information regarding TDRs as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019						December 31, 2018
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	4	$264	3	$211	7	$475	4	$162	2	$165	6	$327
Consumer mortgage	51	2,334	48	1,853	99	4,187	46	1,986	46	1,769	92	3,755
Consumer indirect	0	0	75	786	75	786	0	0	77	857	77	857
Consumer direct	0	0	22	74	22	74	0	0	22	71	22	71
Home equity	14	243	11	316	25	559	12	240	9	275	21	515
Total	69	$2,841	159	$3,240	228	$6,081	62	$2,388	156	$3,137	218	$5,525

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2019 and 2018.  Of the loans noted in the table below, all loans for the three months and six months ended June 30, 2019 and 2018 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	2	$250	0	$0
Consumer mortgage	4	283	4	452
Consumer indirect	4	33	8	70
Consumer direct	2	6	3	12
Home equity	3	71	1	86
Total	15	$643	16	$620

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	2	$250	1	$93
Consumer mortgage	11	861	4	452
Consumer indirect	12	98	11	92
Consumer direct	3	12	5	14
Home equity	4	75	1	86
Total	32	$1,296	22	$737

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended June 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,271	$10,317	$14,251	$3,056	$2,067	$990	$155	$49,107
Charge-offs	(253)	(587)	(1,482)	(445)	(104)	0	0	(2,871)
Recoveries	169	14	1,239	221	31	0	0	1,674
Provision	(418)	1,019	337	352	109	1	0	1,400
Ending balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310

	Three Months Ended June 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,607	$10,382	$13,698	$2,984	$2,040	$1,084	$308	$48,103
Charge-offs	(260)	(245)	(1,383)	(364)	(47)	0	(323)	(2,622)
Recoveries	114	54	1,347	167	7	0	0	1,689
Provision	978	282	762	377	15	(14)	48	2,448
Ending balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618

	Six Months Ended June 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,469)	(840)	(3,305)	(980)	(178)	0	0	(6,772)
Recoveries	303	36	2,201	400	36	0	0	2,976
Provision	413	1,443	1,083	669	101	(9)	122	3,822
Ending balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310

	Six Months Ended June 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(1,928)	(444)	(3,667)	(860)	(103)	0	(367)	(7,369)
Recoveries	312	62	2,498	389	16	0	0	3,277
Provision	2,798	390	2,125	596	(5)	(30)	253	6,127
Ending balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2019			December 31, 2018
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,902	$(47,164)	$15,738	$62,902	$(44,306)	$18,596
Other intangibles	88,816	(37,542)	51,274	87,616	(32,366)	55,250
Total amortizing intangibles	$151,718	$(84,706)	$67,012	$150,518	$(76,672)	$73,846

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2019	$7,529
2020	12,956
2021	11,053
2022	9,483
2023	7,947
Thereafter	18,044
Total	$67,012

Shown below are the components of the Company’s goodwill at December 31, 2018 and June 30, 2019:

(000’s omitted)	December 31, 2018	Activity	June 30, 2019
Goodwill	$738,327	$0	$738,327
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$733,503	$0	$733,503

NOTE G:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 16 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,145	$4,262
Short-term lease cost (1)	49	103
Total lease cost	$2,194	$4,365

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,997

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,712

Supplemental balance sheet information related to leases is as follows:
(000’s omitted, except lease term and discount rate)	June 30, 2019
Operating leases
Operating lease right-of-use assets	$37,650

Operating lease liabilities	38,368

Weighted average remaining lease term
Operating leases	6.9 years

Weighted average discount rate
Operating leases	3.10%

Maturities of lease liabilities as of June 30, 2019 are as follows:

(000’s omitted)	Operating Leases
Jul - Dec 2019	$4,351
2020	8,284
2021	6,703
2022	5,407
2023	4,437
Thereafter	13,911
Total lease payments	43,093
Less imputed interest	(4,725)
Total	$38,368

Included in the Company’s operating leases are related party leases where BPAS Actuarial & Pension Services, LLC and OneGroup NY, Inc., subsidiaries of the Company, lease office space from 706 North Clinton, LLC., an entity the Company holds a 50% membership interest in through its subsidiary Oneida Preferred Funding II, LLC.  As of June 30, 2019, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $5.1 million and $5.1 million, respectively.  As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 10.4 years and 3.67%, respectively.  The maturities of the Company’s related party lease liabilities as of June 30, 2019 are as follows:

(000’s omitted)	706 North Clinton, LLC
Jul - Dec 2019	$295
2020	591
2021	591
2022	591
2023	591
Thereafter	3,538
Total lease payments	6,197
Less imputed interest	(1,058)
Total	$5,139

As of June 30, 2019, the Company has one additional operating lease for office space that has not yet commenced with a lease term of 5 years. The Company anticipates that the operating lease will commence during the third quarter of 2019. Upon commencement, lease right-of-use assets and lease liabilities of approximately $1.3 million will be recorded in the consolidated statements of condition.

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

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (4.06%)	12/15/2036	Par
MBVT I	12/15/2004	$20.6 million	3 month LIBOR plus 1.95% (4.36%)	12/31/2034	Par

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

The net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,270	$1,121	$2,540	$2,242	$0	$0	$0	$0
Interest cost	1,565	1,415	3,133	2,829	18	17	35	34
Expected return on plan assets	(3,578)	(3,705)	(7,155)	(7,410)	0	0	0	0
Amortization of unrecognized net loss	643	298	1,284	596	9	5	19	10
Amortization of prior service cost	16	(83)	31	(165)	(45)	(44)	(89)	(89)
Net periodic benefit	$(84)	$(954)	$(167)	$(1,908)	$(18)	$(22)	$(35)	$(45)

NOTE J:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2019.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2019, compared to 0.4 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2018 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2019	2018	2019	2018
Net income	$45,015	$44,606	$86,961	$84,712
Income attributable to unvested stock-based compensation awards	(146)	(188)	(255)	(353)
Income available to common shareholders	$44,869	$44,418	$86,706	$84,359

Weighted-average common shares outstanding – basic	51,659	51,140	51,590	51,037
Basic earnings per share	$0.87	$0.87	$1.68	$1.65

Net income	$45,015	$44,606	$86,961	$84,712
Income attributable to unvested stock-based compensation awards	(146)	(188)	(255)	(353)
Income available to common shareholders	$44,869	$44,418	$86,706	$84,359

Weighted-average common shares outstanding – basic	51,659	51,140	51,590	51,037
Assumed exercise of stock options	529	583	535	576
Weighted-average common shares outstanding – diluted	52,188	51,723	52,125	51,613
Diluted earnings per share	$0.86	$0.86	$1.66	$1.63

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  At its December 2018 meeting, the Board approved a similar program for 2019, authorizing the repurchase of up to 2.5 million shares of the Company’s common stock through December 31, 2019. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first six months of 2019 or 2018.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	June 30, 2019	December 31, 2018
Commitments to extend credit	$964,897	$1,134,576
Standby letters of credit	35,496	33,169
Total	$1,000,393	$1,167,745

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,339,593	$117,485	$0	$1,457,078
Obligations of state and political subdivisions	0	439,697	0	439,697
Government agency mortgage-backed securities	0	397,195	0	397,195
Corporate debt securities	0	2,554	0	2,554
Government agency collateralized mortgage obligations	0	62,514	0	62,514
Total available-for-sale investment securities	1,339,593	1,019,445	0	2,359,038
Equity securities	450	0	0	450
Interest rate swap agreements asset	0	1,009	0	1,009
Interest rate swap agreements liability	0	(757)	0	(757)
Total	$1,340,043	$1,019,697	$0	$2,359,740

	December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,896,931	$126,822	$0	$2,023,753
Obligations of state and political subdivisions	0	459,154	0	459,154
Government agency mortgage-backed securities	0	382,477	0	382,477
Corporate debt securities	0	2,546	0	2,546
Government agency collateralized mortgage obligations	0	68,119	0	68,119
Total available-for-sale investment securities	1,896,931	1,039,118	0	2,936,049
Equity securities	432	0	0	432
Mortgage loans held for sale	0	83	0	83
Interest rate swap agreements asset	0	793	0	793
Interest rate swap agreements liability	0	(742)	0	(742)
Total	$1,897,363	$1,039,252	$0	$2,936,615

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

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  There were no mortgage loans held for sale at June 30, 2019.  The unpaid principal value of mortgage loans held for sale was approximately $0.1 million at December 31, 2018.  The unrealized gain on mortgage loans held for sale was recognized in other banking revenues in the consolidated statements of income and is immaterial.

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

	June 30, 2019				December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,831	$2,831	$0	$0	$1,102	$1,102
Other real estate owned	0	0	1,736	1,736	0	0	1,320	1,320
Total	$0	$0	$4,567	$4,567	$0	$0	$2,422	$2,422

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 6.2% to 77.4% at June 30, 2019 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is no valuation allowance at June 30, 2019.

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

(000's omitted)	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$2,831	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 40.4% (35.0%)
Other real estate owned	1,736	Fair value of collateral	Estimated cost of disposal/market adjustment	6.2% - 77.4% (24.1%)

(000's omitted)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$1,102	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.4% (28.8%)
Other real estate owned	1,320	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 69.3% (23.8%)

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2019 and December 31, 2018 are as follows:
	June 30, 2019		December 31, 2018
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,234,760	$6,349,252	$6,231,837	$6,247,939
Financial liabilities:
Deposits	8,488,205	8,481,874	8,322,371	8,308,765
Short-term borrowings	0	0	54,400	54,400
Securities sold under agreement to repurchase, short-term	142,359	142,359	259,367	259,367
Other long-term debt	1,931	1,922	1,976	1,921
Subordinated debt held by unconsolidated subsidiary trusts	97,939	97,939	97,939	97,939

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at June 30, 2019 and December 31, 2018.  The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $36.1 million at June 30, 2019 and $37.0 million at December 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $36.1 million at June 30, 2019 and $37.0 million at December 31, 2018. At June 30, 2019, the weighted average receive rate of these interest rate swaps was 4.28%, the weighted average pay rate was 3.83% and the weighted average maturity was 4.9 years.  At December 31, 2018, the weighted average receive rate of these interest rate swaps was 4.34%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.5 years.  Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.
The Company also acquired interest rate swaps in 2017 with notional amounts totaling $6.2 million at June 30, 2019, and $6.6 million at December 31, 2018, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At June 30, 2019, the weighted average receive rate of these interest rate swaps was 2.89%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.0 years. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 2.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.5 years.  The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and six months ended June 30, 2019 are immaterial.

As of June 30, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)
	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	June 30, 2019	June 30, 2019
Loans	$6,475	$(252)

Fair values of derivative instruments as of June 30, 2019 are as follows:

(000’s omitted)	June 30, 2019
	Derivative Assets		Derivative Liabilities
Consolidated Statement of Condition Location		Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$252

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	757	Accrued interest and other liabilities	$757
Total derivatives		$1,009		$757

The Company assessed its counterparty risk at June 30, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note L to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2019
Net interest income	$88,127	$131	$42	$0	$88,300
Provision for loan losses	1,400	0	0	0	1,400
Noninterest revenues	21,921	24,839	15,159	(1,213)	60,706
Amortization of intangible assets	1,375	1,669	860	0	3,904
Acquisition expenses	1,194	0	0	0	1,194
Other operating expenses	60,578	15,405	11,308	(1,213)	86,078
Income before income taxes	$45,501	$7,896	$3,033	$0	$56,430
Assets	$10,534,555	$206,178	$72,862	$(68,207)	$10,745,388
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$15,738	$41,107	$10,167	$0	$67,012

Three Months Ended June 30, 2018
Net interest income	$86,723	$93	$30	$0	$86,846
Provision for loan losses	2,448	0	0	0	2,448
Noninterest revenues	20,040	23,051	14,168	(700)	56,559
Amortization of intangible assets	1,635	1,989	931	0	4,555
Acquisition expenses	65	0	6	0	71
Other operating expenses	57,464	14,204	10,518	(700)	81,486
Income before income taxes	$45,151	$6,951	$2,743	$0	$54,845
Assets	$10,415,083	$207,114	$64,560	$(53,663)	$10,633,094
Goodwill	$629,916	$83,275	$20,288	$0	$733,479
Core deposit intangibles & Other intangibles	$21,646	$48,484	$12,518	$0	$82,648

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2019
Net interest income	$174,842	$239	$78	$0	$175,159
Provision for loan losses	3,822	0	0	0	3,822
Noninterest revenues	39,269	49,509	29,606	(1,982)	116,402
Amortization of intangible assets	2,858	3,438	1,738	0	8,034
Acquisition expenses	1,728	0	0	0	1,728
Other operating expenses	120,347	29,684	22,017	(1,982)	170,066
Income before income taxes	$85,356	$16,626	$5,929	$0	$107,911

Six Months Ended June 30, 2018
Net interest income	$171,253	$163	$54	$0	$171,470
Provision for loan losses	6,127	0	0	0	6,127
Noninterest revenues	40,397	46,500	28,548	(1,395)	114,050
Amortization of intangible assets	3,379	4,077	1,897	0	9,353
Acquisition expenses	50	7	6	0	63
Other operating expenses	114,418	27,914	22,090	(1,395)	163,027
Income before income taxes	$87,676	$14,665	$4,609	$0	$106,950

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2019 and 2018, although in some circumstances the first quarter of 2019 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 29.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2019, “second quarter” refers to the three months ended June 30, 2019, “YTD” refers to the six months ended June 30, 2019, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 46.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain (loss) on equity securities, the net gain on sale of investment securities, and loss on debt extinguishment.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Diluted adjusted net earnings per share were $0.84 in the second quarter of 2019, compared to $0.90 in the second quarter of 2018, a 6.7% decrease, due almost entirely to the impact of the Company becoming subject to debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Act (“Durbin Amendment”) in July 2018.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

The Company’s core operating objectives are: (i) grow the banking branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and improve efficiencies.

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, components of net interest margin, noninterest revenues, noninterest expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of product lines and customers, liquidity and interest rate sensitivity, enhancements to customer products and services and their underlying performance characteristics, technology advancements, market share, peer comparisons, and the performance of recently acquired businesses.

On July 12, 2019, the Company completed its acquisition of Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook headquartered in Kinderhook, New York, for approximately $93.4 million in cash. The acquisition extended the Company’s footprint into the Capital District of Upstate New York. Upon completion of the merger, the Bank added 11 branch locations across a five county area of the region.  The Company expects to incur certain one-time, transaction-related costs in 2019.  This transaction is expected to be approximately $0.07 to $0.08 per share accretive to the Company’s first full year of earnings, excluding acquisition-related expenses.

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

Second quarter and YTD net income increased compared to the 2018 timeframes by $0.4 million, or 0.9%, and $2.2 million, or 2.7%, respectively.  Earnings per share of $0.86 for the second quarter of 2019 was consistent with the second quarter of 2018, and 2019 YTD earnings per share of $1.66 was $0.03 higher than 2018 YTD earnings per share.  Second quarter and YTD net income adjusted to exclude acquisition expenses, net gain on sale of investments and unrealized gain on equity securities (“operating net income”) decreased $2.6 million, or 5.8%, as compared to the second quarter of 2018 and decreased $0.3 million, or 0.4%, compared to June YTD 2018.  Earnings per share adjusted to exclude acquisition expenses, net gain on sale of investment securities and unrealized gain (loss) on equity securities (“operating earnings per share”) of $0.80 for the second quarter decreased $0.06 compared to the second quarter of 2018. Operating earnings per share of $1.61 for the first six months of 2019 decreased $0.02 compared to the prior year period.

Loans increased on both an average and ending basis as compared to the prior year second quarter, while deposits decreased on both an average and ending basis as compared to the prior year second quarter.  Market interest rates for deposits have increased over the past year.  In connection with these higher deposit interest rates, the Company’s total cost of funds for the first six months of 2019 increased nine basis points from the year earlier period, as the rate paid on interest-bearing deposits and the rate on borrowings both increased from the prior year period.  The majority of borrowings are now customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The provision for loan losses of $1.4 million for the second quarter and $3.8 million for YTD 2019, were $1.0 million and $2.3 million lower than comparable prior year periods, reflective of moderate improvements in the Company’s credit quality metrics.  Net charge-offs were $1.2 million for the second quarter and $3.8 million for the first six months of 2019, compared to $0.9 million of net charge-offs for the prior year second quarter and $4.1 million for the first six months of 2018.  Second quarter 2019 nonperforming loan ratios generally improved in comparison to the second quarter of 2018.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $45.0 million and $87.0 million, respectively, increased $0.4 million, or 0.9%, as compared to the second quarter of 2018 and increased $2.2 million, or 2.7%, compared to June YTD 2018.  Earnings per share of $0.86 for the second quarter was consistent with the second quarter of 2018, while earnings per share for the first six months of 2019 of $1.66 was $0.03 higher than the first six months of 2018.  Flat net income and earnings per share for the quarter are primarily the result of higher net interest income, higher noninterest revenues, and a lower provision for loan losses, offset by higher noninterest expenses, higher acquisition expenses, a higher effective tax rate and an increase in diluted shares outstanding.  Higher noninterest revenues included a $4.9 million increase in net gain on sales of investment securities and a $3.5 million, or $0.05 per diluted share, detriment from debit interchange fee limitations established by the Durbin amendment.  The YTD increase in net income and earnings per share are primarily the result of higher net interest income, higher noninterest revenues, a lower provision for loan losses and a lower effective tax rate, partially offset by higher noninterest expenses, higher acquisition expenses and an increase in diluted shares outstanding.  Higher noninterest revenues included a $4.9 million increase in net gain on sales of investment securities and a $6.7 million, or $0.10 per diluted share, detriment from Durbin-related interchange fee reductions.  Operating net income of $42.1 million and $84.4 million for the second quarter and June YTD, respectively, decreased $2.6 million, or 5.8%, as compared to the second quarter of 2018 and decreased $0.3 million, or 0.4%, compared to June YTD 2018.  Operating earnings per share of $0.80 for the second quarter, was down $0.06 compared to the second quarter of 2018, while operating earnings per share of $1.61 for the first six months of 2019, was down $0.02 compared to the first six months of 2018.  The decreases in operating net income and earnings per share are primarily due to the previously-mentioned impact of Durbin-related reductions in interchange revenues.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $88.3 million was up $1.5 million, or 1.7%, from the comparable prior year period.  Net interest income for the first six months of 2019 increased $3.7 million, or 2.2%, versus the first six months of 2018.  The quarterly and year-over-year improvement resulted from an increase in the yield on interest-earning assets and a decrease in interest-bearing liability balances, partially offset by a decrease in interest-earning asset balances and an increase in the average rate paid on interest-bearing liabilities.

The provision for loan losses for the second quarter and June YTD decreased $1.0 million and $2.3 million as compared to the second quarter and first six months of 2018, respectively, reflective of moderate improvements in the Company’s credit quality metrics.

Second quarter and year-to-date noninterest revenues were $60.7 million and $116.4 million, respectively, up $4.1 million, or 7.3%, from the second quarter of 2018 and up $2.4 million, or 2.1%, from the first six months of 2018.  The increase compared to the prior quarter was primarily a result of an increase in employee benefit services revenue, insurance services revenue, wealth management services revenue and a $4.8 million net gain on the sale of available-for-sale investment securities, partially offset by a decrease in banking noninterest revenue due to a $3.5 million, or $0.05 per diluted share, impact of debit interchange fee limitations established by the Durbin Amendment that were effective for the Company at the beginning of the third quarter of 2018.  The YTD increase was due to an increase in employee benefit services revenue, insurance services revenue and the net gain on sale of investments in the second quarter of 2019, offset by a decrease in wealth management services revenue and a decrease in banking noninterest revenue due to a $6.7 million, or $0.10 per diluted share, impact of the aforementioned Durbin amendment.

Noninterest expenses of $91.2 million and $179.8 million for the second quarter and June YTD periods reflected an increase of $5.1 million, or 5.9%, from the second quarter of 2018 and an increase of $7.4 million, or 4.3%, from the first six months of 2018.  The increase in noninterest expenses for the quarter and YTD was due to acquisition-related expenses associated with the Kinderhook acquisition, an increase in salaries and benefits related to annual merit-based personnel cost increases, an increase in data processing and communications and business development and marketing expenses, partially offset by a decrease in amortization of intangibles and other expenses. Excluding acquisition-related expenses, 2019 operating expenses were $3.9 million, or 4.6%, higher for the second quarter and $5.7 million, or 3.3%, higher for the year-to-date timeframe.

The effective income tax rates were 20.2% and 19.4% for the second quarter and YTD 2019, respectively, as compared to 18.7% and 20.8% for the comparable prior year periods.  The change in effective tax rates compared to the prior year periods was due to the impact of windfall tax benefits associated with accounting for share-based transactions and a proportional decrease in non-taxable investment securities income, combined with changes to state tax rates used in the development of the Company’s provision for income taxes.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2019	2018	2019	2018
Net interest income	$88,300	$86,846	$175,159	$171,470
Provision for loan losses	1,400	2,448	3,822	6,127
Noninterest revenues	60,706	56,559	116,402	114,050
Noninterest expenses	91,176	86,112	179,828	172,443
Income before income taxes	56,430	54,845	107,911	106,950
Income taxes	11,415	10,239	20,950	22,238
Net income	$45,015	$44,606	$86,961	$84,712

Diluted weighted average common shares outstanding	52,356	51,939	52,277	51,827
Diluted earnings per share	$0.86	$0.86	$1.66	$1.63

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $89.3 million, a $1.4 million, or 1.5%, increase from the same period last year.  The increase was driven by a 15 basis point increase in the average yield on earning assets and a $188.9 million decrease in average interest-bearing liabilities from the second quarter of 2018, partially offset by a decrease in interest-earning assets of $27.8 million and a 12 basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the second quarter increase in the average yield on earning assets and the volume decrease in interest-bearing liabilities had a $3.6 million favorable impact on net interest income, while the volume decrease in interest-earning assets and rate increase had a $2.2 million unfavorable impact on net interest income.  June YTD net interest income, as reflected in Table 2b, of $177.2 million, increased $3.5 million, or 2.0%, from the year-earlier period.  The June YTD increase resulted from a 17 basis point increase in the average yield on earning assets and a $189.8 million decrease in average interest-bearing liabilities from the prior year, partially offset by a decrease in interest-earning assets of $17.5 million and a 13 basis point increase in the average rate paid on interest-bearing liabilities.  The increase in the average yield on earning assets and decrease in average interest-bearing liabilities had a $8.0 million favorable impact on June YTD net interest income, while the volume decrease in interest-earning assets and rate increase on interest-bearing liabilities had a $4.5 million unfavorable impact on net interest income.

The higher net interest margin for the second quarter of 2019 as compared to the second quarter of 2018 was the result of a 15 basis point increase in the earning asset yield and an increase in noninterest checking average balances, partially offset by a 12 basis point increase in the average rate on interest-bearing liabilities.  The net interest margin of 3.80% for the first six months of 2019 was eight basis points higher than the comparable period of 2018.  The yield on interest-earning assets increased 17 basis points, while the rate on interest-bearing liabilities increased by 13 basis points for the first six months of 2019 as compared to the prior year period.

The higher average yield on earning assets for the quarter was the result of an increase in the average yield on loans and investments.  For the second quarter, the average yield on loans increased by 15 basis points and the average yield on investments, including cash equivalents, increased nine basis points compared to the prior year.  The 17 basis point increase in the yield on earning assets for the first six months of 2019 was the result of a 21 basis point increase in the average yield on loans and a six basis point increase in the average yield on investments, including cash equivalents, compared to the comparable period of 2019.  The increase in the loan yield was driven by an increase in market rates for loans and included the impact of $1.5 million in loan pre-payment fees in the first six months of 2019, partially offset by a $1.5 million decrease in acquired non-impaired loan accretion.

The average rate on interest-bearing liabilities increased by 12 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 15 basis points and the average rate paid on external borrowings increased seven basis points from the period year quarter.  For the first six months of 2019, the average rate on interest-bearing deposits increased 13 basis points from the comparable prior year period and the average rate on external borrowings increased 24 basis points.  The increase in the average cost of borrowings was primarily the result of an increase in the variable rates paid on overnight borrowings and subordinated debt due to increases in market interest rates.

The second quarter and YTD average balance of investments, including cash equivalents, decreased $71.8 million and $57.5 million, respectively, as compared to the corresponding prior year periods.  The cash equivalents component of average earning assets increased $163.6 million and $97.6 million for the second quarter and YTD periods compared to the prior year periods.  This increase in cash equivalents was due to the sale of available-for-sale Treasury securities during the second quarter when interest rates on the short-end of the yield curve dropped precipitously, providing an opportunity to hold the proceeds in higher yielding interest-earning cash until more attractive securities reinvestment options become available.  The Company sold $590.2 million of its available-for-sale Treasury securities with a remaining maturity of less than five years, which generated realized gains of $4.9 million.  Average loan balances increased $44.0 million for the quarter and $40.0 million YTD as compared to the prior year, with YTD growth in the consumer mortgage and consumer indirect portfolios, partially offset by decreases in the business lending, home equity and consumer direct portfolios.

Average interest-bearing deposits decreased $111.3 million for both the quarterly and YTD periods.  The quarterly decrease in average interest-bearing deposits was due to a decrease in money market deposits that was partially offset by increases in time, interest checking and savings deposits.  The YTD decrease was due to a decrease in money market and time deposits that were partially offset by increases in interest checking and savings deposits.  In addition, average balances in the Company’s off balance sheet mutual fund sweep product increased $149.2 million and $146.3 million for the quarterly and YTD periods, respectively.  The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $77.6 million and $78.6 million for the quarter and YTD periods respectively, due primarily to a decrease in customer repurchase agreements and a decrease in subordinated debt held by unconsolidated subsidiary trusts due to the redemption of $25.2 million of trust preferred subordinated debt held by Community Statutory Trust III during the third quarter of 2018.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.5% and 24.3% in 2019 and 2018, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$334,304	$1,974	2.37%	$170,745	$735	1.73%
Taxable investment securities (1)	2,400,516	15,453	2.58%	2,575,962	15,782	2.46%
Nontaxable investment securities (1)	397,316	3,615	3.65%	457,254	4,221	3.70%
Loans (net of unearned discount)(2)	6,294,772	74,300	4.73%	6,250,739	71,361	4.58%
Total interest-earning assets	9,426,908	95,342	4.06%	9,454,700	92,099	3.91%
Noninterest-earning assets	1,345,067			1,297,503
Total assets	$10,771,975			$10,752,203

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,406,542	2,584	0.19%	$5,530,267	1,440	0.10%
Time deposits	764,290	1,976	1.04%	751,831	941	0.50%
Customer repurchase agreements	219,628	419	0.77%	267,452	410	0.61%
FHLB borrowings	1,938	10	2.05%	6,827	36	2.13%
Subordinated debt held by unconsolidated subsidiary trusts	97,939	1,063	4.35%	122,822	1,332	4.35%
Total interest-bearing liabilities	6,490,337	6,052	0.37%	6,679,199	4,159	0.25%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,326,630			2,287,722
Other liabilities	180,608			145,206
Shareholders' equity	1,774,400			1,640,076
Total liabilities and shareholders' equity	$10,771,975			$10,752,203

Net interest earnings		$89,290			$87,940

Net interest spread			3.69%			3.66%
Net interest margin on interest-earning assets			3.80%			3.73%

Fully tax-equivalent adjustment		$990			$1,094

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$228,392	$2,669	2.36%	$130,797	$1,079	1.66%
Taxable investment securities (1)	2,487,227	30,845	2.50%	2,579,683	30,962	2.42%
Nontaxable investment securities (1)	400,321	7,271	3.66%	462,981	8,571	3.73%
Loans (net of unearned discount)(2)	6,284,343	148,246	4.76%	6,244,317	141,009	4.55%
Total interest-earning assets	9,400,283	189,031	4.06%	9,417,778	181,621	3.89%
Noninterest-earning assets	1,329,792			1,316,190
Total assets	$10,730,075			$10,733,968

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,383,246	5,017	0.19%	$5,491,849	2,763	0.10%
Time deposits	756,210	3,650	0.97%	758,900	1,750	0.47%
Customer repurchase agreements	233,959	860	0.74%	286,691	799	0.56%
FHLB borrowings	14,533	190	2.63%	15,443	127	1.66%
Subordinated debt held by unconsolidated subsidiary trusts	97,939	2,157	4.44%	122,819	2,500	4.10%
Total interest-bearing liabilities	6,485,887	11,874	0.37%	6,675,702	7,939	0.24%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,312,132			2,278,302
Other liabilities	181,567			146,911
Shareholders' equity	1,750,489			1,633,053
Total liabilities and shareholders' equity	$10,730,075			$10,733,968

Net interest earnings		$177,157			$173,682

Net interest spread			3.69%			3.65%
Net interest margin on interest-earning assets			3.80%			3.72%

Fully tax-equivalent adjustment		$1,998			$2,212

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

Table 3: Rate/Volume

	Three months ended June 30, 2019 versus June 30, 2018 Increase (Decrease) Due to Change in (1)			Six months ended June 30, 2019 versus June 30, 2018 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$893	$346	$1,239	$1,021	$569	$1,590
Taxable investment securities	(1,107)	778	(329)	(1,129)	1,012	(117)
Nontaxable investment securities	(547)	(59)	(606)	(1,141)	(159)	(1,300)
Loans	506	2,433	2,939	909	6,328	7,237
Total interest-earning assets (2)	(272)	3,515	3,243	(338)	7,748	7,410

Interest paid on:
Interest checking, savings and money market deposits	(33)	1,177	1,144	(56)	2,310	2,254
Time deposits	16	1,019	1,035	(6)	1,906	1,900
Customer repurchase agreements	(81)	90	9	(164)	225	61
FHLB borrowings	(25)	(1)	(26)	(7)	70	63
Subordinated debt held by unconsolidated subsidiary trusts	(270)	1	(269)	(536)	193	(343)
Total interest-bearing liabilities (2)	(121)	2,014	1,893	(232)	4,167	3,935

Net interest earnings (2)	(259)	1,609	1,350	(323)	3,798	3,475

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc. (“OneGroup”)).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018
Employee benefit services	$23,787	$22,542	$47,841	$45,548
Deposit service charges and fees	10,678	10,566	21,113	21,220
Electronic banking	5,318	8,398	10,747	16,921
Insurance services	8,329	7,415	16,191	14,774
Wealth management services	6,578	6,496	12,927	13,202
Other banking revenues	1,147	1,163	2,683	2,406
Subtotal	55,837	56,580	111,502	114,071
Gain on sale of investment securities, net	4,882	0	4,882	0
Unrealized (loss)gain on equity securities	(13)	(21)	18	(21)
Total noninterest revenues	$60,706	$56,559	$116,402	$114,050

Noninterest revenues/operating revenues (FTE basis) (1)	38.8%	39.7%	39.0%	40.2%

(1) For purposes of this ratio noninterest revenues exclude net realized gain on sale of investment securities and unrealized (loss) gain on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities and unrealized gains and losses on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding net gain on sale of investment securities and unrealized (loss)/gain on equity securities, were $55.8 million for the second quarter of 2019 and $111.5 million for the first six months of 2019.  This represents a decrease of $0.7 million, or 1.3%, for the quarter and a decrease of $2.6 million, or 2.3%, for the YTD period in comparison to the equivalent 2018 periods.  The decrease for the quarterly period was driven by a decrease in debit card-related revenue due to the Durbin amendment mandated debit interchange price restrictions, offset by increases in employee benefit services revenue, insurance services revenue, wealth management revenue and deposit-related fee revenue.  The decrease for the YTD period was due to a decrease in debit card-related revenue due to the Durbin amendment, a decrease in wealth management revenue and a decrease in deposit-related fee revenue, partially offset by increases in employee benefit services revenue, insurance services revenue and other banking revenues.  In addition to noninterest revenues from recurring banking noninterest revenue and financial services revenues, the Company sold $590.2 million of its available-for-sale Treasury securities in the second quarter of 2019 resulting in a net realized gain of $4.9 million.

General recurring banking noninterest revenue of $17.1 million for the second quarter and $34.5 million for the first six months of 2019 decreased $2.9 million, or 14.8%, and $6.0 million, or 14.8%, respectively, as compared to the corresponding prior year periods.  The quarterly and YTD decreases were primarily driven by the impact of the Durbin amendment mandated debit interchange price restrictions that were effective at the beginning of the third quarter of 2018.  Durbin amendment restrictions on interchange revenue impacted the second quarter of 2019 by $3.5 million, or $0.05 per diluted share, and YTD 2019 by $6.7 million, or $0.10 per diluted share.

Employee benefit services revenue increased $1.2 million, or 5.5%, and $2.3 million, or 5.0%, for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods.  This growth primarily related to growth in the collective investment fund administration and the institutional trust business.  Insurance services revenue was up $0.9 million, or 12.3%, and $1.4 million, or 9.6%, for the second quarter and YTD periods, respectively. Wealth management revenue was up $0.1 million, or 1.3%, for the second quarter of 2019, but was down $0.3 million for 2019 YTD as compared to the same time period of 2018.

The ratio of noninterest revenues to operating revenues (FTE basis) was 38.8% for the quarter and 39.0% for the six months ended June 30, 2019, respectively, versus 39.7% and 40.2% for the comparable periods of 2018.  The decrease for the year-to-date period is a function of a 2.9% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues decreased 2.3% primarily due to the impact of the Durbin amendment mandated debit interchange price restrictions.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018
Salaries and employee benefits	$54,008	$52,402	$107,387	$104,261
Occupancy and equipment	9,619	9,437	19,907	19,968
Data processing and communications	10,401	10,212	19,800	18,954
Amortization of intangible assets	3,904	4,555	8,034	9,353
Legal and professional fees	2,684	2,745	5,404	5,525
Business development and marketing	3,140	2,654	5,928	4,714
Acquisition expenses	1,194	71	1,728	63
Other	6,226	4,036	11,640	9,605
Total noninterest expenses	$91,176	$86,112	$179,828	$172,443

Operating expenses(1)/average assets	3.21%	3.04%	3.20%	3.06%
Efficiency ratio(2)	59.8%	57.2%	59.5%	57.5%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities and unrealized gains and losses on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $91.2 million and $179.8 million for the second quarter and YTD periods of 2019, respectively, representing an increase of $5.1 million, or 5.9%, and $7.4 million, or 4.3%, from the prior year periods.  Acquisition-related expenses associated with the Kinderhook acquisition of $1.2 million and $1.7 million are included in second quarter and YTD 2019 noninterest expenses, respectively.  Salaries and employee benefits increased $1.6 million, or 3.1%, and $3.1 million, or 3.0%, for the second quarter and YTD periods of 2019, respectively, as compared to the corresponding periods of 2018.  The increase in salaries and benefits was due primarily to annual merit-based personnel cost increases and an increase in employee benefit costs including a significant increase in employee health care costs.  The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.2 million for the quarter and down $0.1 million YTD), data processing and communications (up $0.2 million for the quarter and $0.9 million YTD), amortization of intangible assets (down $0.7 million for the quarter and $1.3 million YTD), legal and professional fees (down $0.1 million for the quarter and $0.1 million YTD), business development and marketing (up $0.5 million for the quarter and $1.2 million YTD) and other expenses (up $2.2 million for the quarter and $2.0 million YTD).  Included in other expenses was an increase in non-service related components of net periodic pension benefit (up $0.8 million for the quarter and $1.4 million YTD).

The Company’s efficiency ratio (as defined in the table above) was 59.8% for the second quarter, 2.6% unfavorable to the comparable quarter of 2018.  This resulted from operating expenses (as described above) increasing 5.6%, while operating revenues (as described above) increased by a lesser 0.9% including the impact of the Durbin-related reductions in interchange revenues.  The efficiency ratio of 59.5% for the first six months of 2019 was 2.0% unfavorable compared to the first six months of 2018 due to 4.3% higher operating expenses (as described above), while operating revenues (as described above) increased by a lesser 0.8% including the impact of the Durbin amendment.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 17 basis points versus the prior year quarter and was 14 basis points higher than the prior year-to-date period. Operating expenses (as defined above) increased 5.6% for the quarter and 4.3% for the year-to-date period, while average assets increased 0.2% for the quarter and were down slightly for the year-to-date period.

Income Taxes

The second quarter and YTD 2019 effective income tax rates were 20.2% and 19.4%, respectively, as compared to the 18.7% and 20.8% for the comparable periods of 2018.  The increase in the second quarter 2019 effective income tax rate is attributable to a decrease in the windfall tax benefit associated with the accounting for share-based transactions and a proportional decrease in non-taxable investment securities income compared to the prior year quarter, combined with changes to state tax rates used in the development of the Company’s provision for income taxes.  The decrease in the YTD 2019 effective income tax rate is attributable to an increase in the YTD windfall tax benefit as compared to the prior year period and a proportional decrease in non-taxable investment securities income, combined with changes to state tax rates used in the development of the Company’s income tax provision.  The effective tax rates adjusted to exclude windfall tax benefits for the second quarter and YTD 2019 were 21.3% and 21.5%, respectively, as compared to 20.9% and 22.6% for the comparable periods of 2018.

Investment Securities

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.40 billion at the end of the second quarter, a decrease of $579.4 million from December 31, 2018 and $581.1 million lower than June 30, 2018.  The book value (excluding unrealized gains and losses) of investments decreased $632.0 million from December 31, 2018 and decreased $651.1 million from June 30, 2018.  During the first six months of 2019, the Company purchased $30.1 million of government agency mortgage-backed securities with an average yield of 3.58% and $30.8 million of obligations of state and political subdivisions with an average yield of 3.52%.  These purchases were offset by $104.2 million of investment maturities, calls, and principal payments during the first six months of 2019, and the sale of $590.2 million of available-for-sale Treasury securities with a remaining maturity of less than five years and a 2.09% yield to maturity.  The sale of investment securities in the second quarter of 2019 resulted in $4.9 million in net realized gain.  The effective duration of the securities portfolio was 2.7 years at the end of the second quarter of 2019, as compared to 3.0 years at the end of the first quarter of 2019.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains or losses.  At June 30, 2019, the portfolio had a $37.3 million net unrealized gain, an increase of $52.6 million from the unrealized loss at December 31, 2018 and a $70.0 million increase from the unrealized loss at June 30, 2018.  These changes in the net unrealized position of the portfolio were principally driven by the movements in market interest rates.

Table 6: Investment Securities

	June 30, 2019		December 31, 2018		June 30, 2018
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,435,302	$1,457,078	$2,036,474	$2,023,753	$2,042,116	$2,013,962
Obligations of state and political subdivisions	427,621	439,697	453,640	459,154	485,099	491,484
Government agency mortgage-backed securities	395,220	397,195	390,234	382,477	364,919	355,897
Corporate debt securities	2,558	2,554	2,588	2,546	2,618	2,563
Government agency collateralized mortgage obligations	61,996	62,514	69,342	68,119	78,137	76,038
Total available-for-sale portfolio	2,322,697	2,359,038	2,952,278	2,936,049	2,972,889	2,939,944

Equity and other Securities:
Equity securities, at fair value	251	450	251	432	251	504
Federal Home Loan Bank common stock	6,251	6,251	8,768	8,768	6,371	6,371
Federal Reserve Bank common stock	30,690	30,690	30,690	30,690	30,690	30,690
Other equity securities, at adjusted cost	5,093	5,843	4,969	5,719	5,843	5,843
Total equity and other securities	42,285	43,234	44,678	45,609	43,155	43,408

Total investments	$2,364,982	$2,402,272	$2,996,956	$2,981,658	$3,016,044	$2,983,352

Loans

As shown in Table 7, loans ended the second quarter at $6.28 billion, up $46.1 million, or 0.7%, from one year earlier and up $2.9 million from the end of 2018.  The growth during the last twelve months was primarily attributable to organic growth in the business lending, consumer mortgage and consumer indirect portfolios, partially offset by decreases in the consumer direct and home equity portfolios.  The growth during the first six months of 2019 was due to an increase in the consumer mortgage portfolio that was partially offset by decreases in the other loan portfolios.

Table 7: Loans

(000's omitted)	June 30, 2019		December 31, 2018		June 30, 2018
Business lending	$2,395,684	38.1%	$2,396,977	38.2%	$2,384,629	38.2%
Consumer mortgage	2,255,782	35.9%	2,235,408	35.6%	2,210,051	35.4%
Consumer indirect	1,082,834	17.2%	1,083,207	17.2%	1,063,679	17.1%
Consumer direct	178,151	2.9%	178,820	2.8%	181,217	2.9%
Home equity	371,619	5.9%	386,709	6.2%	398,433	6.4%
Total loans	$6,284,070	100.0%	$6,281,121	100.0%	$6,238,009	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing.  The business lending portfolio increased $11.1 million, or 0.5%, from June 30, 2018 and decreased $1.3 million from December 31, 2018, as contractual and unscheduled principal reductions impacted growth in this portfolio.  Ending loans in the municipal sector of our business lending portfolio decreased $38.3 million from December 31, 2018, as certain municipal customers repay short-term loans and lines of credit annually at the end of the second quarter to meet their fiscal cycle requirements and advance on new loans and lines of credit in the third quarter for the next annual fiscal cycle. Highly competitive conditions continue to prevail in the markets in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $45.7 million, or 2.1%, from one year ago and increased $20.4 million, or 0.9%, from December 31, 2018.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  The Company is currently holding primarily all of its new consumer mortgage production due to current market conditions.  Home equity loans decreased $26.8 million, or 6.7%, from one year ago and decreased $15.1 million, or 3.9%, from December 31, 2018.  Higher short-term interest rates have impacted the level of utilization of the Company’s home equity loan products.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $16.1 million, or 1.3%, from one year ago and decreased $1.0 million, or 0.1%, from December 31, 2018.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.  Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2019 and 2018 and December 31, 2018.

Table 8: Nonperforming Assets

(000's omitted)	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans
Business lending	$7,380	$8,370	$7,651
Consumer mortgage	12,151	12,262	12,595
Consumer indirect	0	0	5
Consumer direct	0	0	0
Home equity	1,882	1,912	2,556
Total nonaccrual loans	21,413	22,544	22,807
Accruing loans 90+ days delinquent
Business lending	491	179	3,789
Consumer mortgage	2,162	1,625	2,102
Consumer indirect	189	292	159
Consumer direct	31	52	20
Home equity	174	307	462
Total accruing loans 90+ days delinquent	3,047	2,455	6,532
Nonperforming loans
Business lending	7,871	8,549	11,440
Consumer mortgage	14,313	13,887	14,697
Consumer indirect	189	292	164
Consumer direct	31	52	20
Home equity	2,056	2,219	3,018
Total nonperforming loans	24,460	24,999	29,339
Other real estate owned (OREO)	1,736	1,320	1,310
Total nonperforming assets	$26,196	$26,319	$30,649

Nonperforming loans / total loans	0.39%	0.40%	0.47%
Nonperforming assets / total loans and other real estate	0.42%	0.42%	0.49%
Delinquent loans (30 days old to nonaccruing) to total loans	0.87%	1.00%	0.89%
Net charge-offs to average loans outstanding (quarterly)	0.08%	0.21%	0.06%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.10%	0.24%	0.05%
Provision for loan losses to net charge-offs (quarterly)	117%	75%	262%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	123%	76%	364%

(1)Legacy loans exclude loans acquired after January 1, 2009.  These ratios are included for comparative purposes to prior periods.

The Company’s asset quality profile in the second quarter of 2019 continued to illustrate the long-term effectiveness of the Company’s disciplined risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at June 30, 2019 were $26.2 million, a $0.1 million decrease versus the level at the end of 2018 and a $4.5 million decrease as compared to one year earlier.  Nonperforming loans decreased $0.5 million from year-end 2018 and decreased $4.9 million from June 30, 2018.  Other real estate owned (“OREO”) at June 30, 2019 of $1.7 million increased $0.4 million from December 31, 2018 and increased $0.4 million from June 30, 2018.  At June 30, 2019, OREO consisted of 26 residential properties with a total value of $1.6 million and one commercial property with a value of $0.1 million.  This compares to 18 residential properties with a total value of $1.3 million at December 31, 2018, and 26 residential properties with a total value of $1.3 million at June 30, 2018.  Nonperforming loans were 0.39% of total loans outstanding at the end of the second quarter, one basis points lower than the level at December 31, 2018 and an eight basis point decrease from the level at June 30, 2018.

Approximately 59% of nonperforming loans at June 30, 2019 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers and resulted in more favorable nonperforming mortgage ratios in recent years.  Approximately 32% of the nonperforming loans at June 30, 2019 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans decreased from the prior year due primarily to two commercial relationships, which were subsequently partially charged off between the periods.  The remaining 9% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 202% at the end of the second quarter, as compared to 197% at year-end 2018 and 169% at June 30, 2018.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and commercial lending management to monitor their status and discuss credit management plans.  Commercial lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.87% at the end of the second quarter, 13 basis points below the 1.00% at year-end 2018 and two basis points below the 0.89% at June 30, 2018.  The business lending delinquency ratio at the end of the second quarter was seven basis points below the level at December 31, 2018 and 1 basis point below the level at June 30, 2018.  The delinquency ratios for the consumer mortgage and consumer direct loan portfolios decreased as compared to the levels at December 31, 2018 and June 30, 2018. The delinquency ratios for the consumer indirect loan portfolio decreased as compared to the level at December 31, 2018, but was slightly higher than the delinquency ratio at June 30, 2018.  The delinquency ratio for the home equity portfolio increased as compared to December 31, 2018, while the ratio was below the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$49,107	$48,103	$49,284	$47,583
Charge-offs:
Business lending	253	583	1,469	2,295
Consumer mortgage	587	245	840	444
Consumer indirect	1,482	1,383	3,305	3,667
Consumer direct	445	364	980	860
Home equity	104	47	178	103
Total charge-offs	2,871	2,622	6,772	7,369
Recoveries:
Business lending	169	114	303	312
Consumer mortgage	14	54	36	62
Consumer indirect	1,239	1,347	2,201	2,498
Consumer direct	221	167	400	389
Home equity	31	7	36	16
Total recoveries	1,674	1,689	2,976	3,277

Net charge-offs	1,197	933	3,796	4,092
Provision for loans losses	1,400	2,448	3,822	6,127

Allowance for loan losses at end of period	$49,310	$49,618	$49,310	$49,618
Allowance for loan losses / total loans	0.78%	0.80%	0.78%	0.80%
Allowance for legacy loan losses / total legacy loans (1)	0.93%	0.98%	0.93%	0.98%
Allowance for loan losses / nonperforming loans	202%	169%	202%	169%
Allowance for legacy loan losses / legacy nonperforming loans (1)	260%	225%	260%	225%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.01%	0.08%	0.10%	0.17%
Consumer mortgage	0.10%	0.03%	0.07%	0.03%
Consumer indirect	0.09%	0.01%	0.21%	0.23%
Consumer direct	0.49%	0.43%	0.65%	0.52%
Home equity	0.08%	0.04%	0.08%	0.04%
Total loans	0.08%	0.06%	0.12%	0.13%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the second quarter of 2019 were $1.2 million, $0.3 million higher than the second quarter of 2018.  Net charge-offs for the six months ended June 30, 2019 were $3.8 million, a $0.3 million decrease from the first six months of 2018.  The consumer mortgage, consumer direct and home equity portfolios experienced higher levels of net charge-offs through the first six months of 2019, as compared to the first six months of 2018, while the business lending and consumer indirect portfolios experienced lower net charge-offs than the prior year-to-date period.  The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2019 was 0.08%, two basis points higher than the second quarter of 2018.  Net charge-off ratios for the second quarter of 2019 for the business lending, consumer direct, consumer indirect and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer mortgage portfolio was above the Company’s average for the trailing eight quarters.  The June YTD annualized net charge-off ratio of 0.12% for total loans was one basis point lower than the equivalent prior year period.

The provision for loan losses was $1.4 million in the second quarter, with $1.5 million of provision related to legacy loans, partially offset by a negative $0.1 million adjustment to the provision for acquired loans.  The second quarter provision was $1.0 million lower than the equivalent prior year period.  The second quarter 2019 loan loss provision was $0.2 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $49.3 million as of June 30, 2019 decreased $0.3 million from the level one year ago.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.78% at June 30, 2019, two basis points lower than the level at June 30, 2018 and consistent with the level at December 31, 2018.

As of June 30, 2019, the purchase discount related to the $1.15 billion of remaining non-impaired loan balances acquired from Merchants Bank, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $21.1 million, or 1.8% of that portfolio, with $1.4 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.50 billion in the second quarter were $72.4 million, or 0.8%, lower than the second quarter of 2018.  This compares to an increase of $141.0 million, or 1.7%, from the fourth quarter of last year.  The mix of average deposit balances in the second quarter is consistent with the prior year quarter and the fourth quarter of 2018.  Core deposits (noninterest checking, interest checking, savings and money markets) represent approximately 91% of the Company’s deposit funding base, while non-core time deposits represent 9% of total average deposits.  The quarterly average cost of deposits was 0.22% for the second quarter of 2019, compared to 0.11% in the second quarter of 2018, reflective of increases in market deposit interest rates between the periods.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the second quarter of 2019 increased $109.2 million, or 1.5%, versus the fourth quarter of 2018 and increased $35.8 million, or 0.5%, versus the year-earlier period.  Average public fund deposits for the second quarter increased $31.8 million, or 3.3%, from the fourth quarter of 2018 and decreased $108.2 million, or 9.8%, from the second quarter of 2018.  Public fund deposits as a percentage of total deposits decreased from 12.9% in the second quarter of 2018 to 11.8% in the second quarter of 2019.

Table 10: Quarterly Average Deposits

(000's omitted)	June 30, 2019	December 31, 2018	June 30, 2018
Noninterest checking deposits	$2,326,630	$2,317,042	$2,287,722
Interest checking deposits	2,008,586	1,880,610	1,950,652
Savings deposits	1,490,715	1,450,707	1,474,730
Money market deposits	1,907,241	1,966,279	2,104,885
Time deposits	764,290	741,794	751,831
Total deposits	$8,497,462	$8,356,432	$8,569,820

Nonpublic fund deposits	$7,496,175	$7,386,943	$7,460,329
Public fund deposits	1,001,287	969,489	1,109,491
Total deposits	$8,497,462	$8,356,432	$8,569,820

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2019 totaled $99.9 million. This was $54.4 million, or 35.3%, lower than borrowings at December 31, 2018 and $25.0 million, or 20.0%, below the end of the second quarter of 2018.  The decrease from the prior year second quarter was primarily due to the $25.2 million redemption of trust preferred subordinated debt held by Community Statutory Trust III, an unconsolidated subsidiary trust, during the third quarter of 2018, while the decrease from the fourth quarter of 2018 was related to a $54.4 million decrease in overnight FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $142.4 million at the end of the second quarter of 2019, a decrease of $117.0 million from December 31, 2018 due primarily to the seasonal characteristics of this portfolio and $39.4 million below June 30, 2018.

Shareholders’ Equity

Total shareholders’ equity was $1.81 billion at the end of the second quarter.  This was up $95.7 million from the balance at December 31, 2018.  During the first six months of 2019, the Company recorded net income of $87.0 million, issued $3.3 million from treasury stock to the Company’s benefit plans, issued $1.2 million of shares under the long-term incentive stock plan, recorded $2.7 million from long-term incentive stock options earned and other comprehensive income increased $40.7 million.  These amounts were partially offset by dividends declared of $39.2 million.  The change in other comprehensive income was comprised of a $39.7 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.0 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $152.6 million, as net income, the issuance of common stock in association with the Company’s long-term incentive stock plan and the Company’s benefit plans and an increase in the market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 11.54% at the end of the second quarter, up 46 basis points from year-end 2018 and 1.01% above its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2018 was primarily due to an increase in ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 5.6%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 1.4%.  The Tier 1 leverage ratio increased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 9.5% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, decreased 0.1%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 10.56% increased 0.88% from December 31, 2018 and increased 1.56% versus June 30, 2018 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets, primarily driven by net earnings retention, as well as the increase in the market value adjustment on available-for-sale securities.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2019 was 45.1%, compared to 41.0% for the six months ended June 30, 2018.  Dividends declared for the first six months of 2019 increased 13.1% compared to the first six months of 2018, as the Company’s quarterly dividend per share was raised from $0.34 to $0.38 in August 2018, while net income increased 2.7% over the equivalent year-to-date period.  The 2018 dividend increase marked the Company’s 26th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 0.9% over the last twelve months.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at June 30, 2019.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At June 30, 2019, the Bank had $874.8 million of cash and cash equivalents of which $707.1 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.1 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2019, this ratio was 15.7% for 30-days and 15.1% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2019, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2019 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018
Income statement data
Net income
Net income (GAAP)	$45,015	$44,606	$86,961	$84,712
Acquisition expenses	1,194	71	1,728	63
Tax effect of acquisition expenses	(242)	(13)	(341)	(11)
Subtotal (non-GAAP)	45,967	44,664	88,348	84,764
Gain on sale of investment securities, net	(4,882)	0	(4,882)	0
Tax effect of gain on sale of investment securities, net	988	0	988	0
Subtotal (non-GAAP)	42,073	44,664	84,454	84,764
Unrealized loss (gain) on equity securities	13	21	(18)	21
Tax effect of unrealized loss (gain) on equity securities	(3)	(4)	3	(4)
Operating net income (non-GAAP)	42,083	44,681	84,439	84,781
Amortization of intangibles	3,904	4,555	8,034	9,353
Tax effect of amortization of intangibles	(790)	(850)	(1,555)	(1,955)
Subtotal (non-GAAP)	45,197	48,386	90,918	92,179
Acquired non-impaired loan accretion	(1,302)	(2,040)	(2,632)	(4,103)
Tax effect of acquired non-impaired loan accretion	263	381	509	856
Adjusted net income (non-GAAP)	$44,158	$46,727	$88,795	$88,932

Return on average assets
Adjusted net income (non-GAAP)	$44,158	$46,727	$88,795	$88,932
Average total assets	10,771,975	10,752,203	10,730,075	10,733,968
Adjusted return on average assets (non-GAAP)	1.64%	1.74%	1.67%	1.67%

Return on average equity
Adjusted net income (non-GAAP)	$44,158	$46,727	$88,795	$88,932
Average total equity	1,774,400	1,640,076	1,750,489	1,633,053
Adjusted return on average equity (non-GAAP)	9.98%	11.43%	10.23%	10.98%

Earnings per common share
Diluted earnings per share (GAAP)	$0.86	$0.86	$1.66	$1.63
Acquisition expenses	0.02	0.00	0.03	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.88	0.86	1.69	1.63
Gain on sale of investment securities, net	(0.10)	0.00	(0.10)	0.00
Tax effect of gain on sale of investment securities, net	0.02	0.00	0.02	0.00
Subtotal (non-GAAP)	0.80	0.86	1.61	1.63
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.80	0.86	1.61	1.63
Amortization of intangibles	0.07	0.09	0.15	0.18
Tax effect of amortization of intangibles	(0.02)	(0.02)	(0.03)	(0.04)
Subtotal (non-GAAP)	0.85	0.93	1.73	1.77
Acquired non-impaired loan accretion	(0.02)	(0.04)	(0.05)	(0.08)
Tax effect of acquired non-impaired loan accretion	0.01	0.01	0.01	0.02
Diluted adjusted net earnings per share (non-GAAP)	$0.84	$0.90	$1.69	$1.71

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2019	2018	2019	2018
Noninterest operating expenses
Noninterest expenses (GAAP)	$91,176	$86,112	$179,828	$172,443
Amortization of intangibles	(3,904)	(4,555)	(8,034)	(9,353)
Acquisition expenses	(1,194)	(71)	(1,728)	(63)
Total adjusted noninterest expenses (non-GAAP)	$86,078	$81,486	$170,066	$163,027

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$86,078	$81,486	$170,066	$163,027
Fully tax-equivalent net interest income	89,290	87,940	177,157	173,682
Noninterest revenues	60,706	56,559	116,402	114,050
Acquired non-impaired loan accretion	(1,302)	(2,040)	(2,632)	(4,103)
Gain on sale of investment securities, net	(4,882)	0	(4,882)	0
Unrealized loss (gain) on equity securities	13	21	(18)	21
Operating revenues (non-GAAP) - denominator	$143,825	$142,480	$286,027	$283,650
Efficiency ratio (non-GAAP)	59.8%	57.2%	59.5%	57.5%

(000's omitted)	June 30, 2019	December 31, 2018	June 30, 2018
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$10,745,388	$10,607,295	$10,633,094
Intangible assets	(800,515)	(807,349)	(816,127)
Deferred taxes on intangible assets	45,576	46,370	47,334
Total tangible assets (non-GAAP)	$9,990,449	$9,846,316	$9,864,301

Total common equity
Shareholders' Equity (GAAP)	1,809,510	1,713,783	1,656,959
Intangible assets	(800,515)	(807,349)	(816,127)
Deferred taxes on intangible assets	45,576	46,370	47,334
Total tangible common equity (non-GAAP)	$1,054,571	$952,804	$888,166

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,054,571	$952,804	$888,166
Total tangible assets (non-GAAP) - denominator	$9,990,449	$9,846,316	$9,864,301
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	10.56%	9.68%	9.00%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A.  Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 80% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s.  Municipal and corporate bonds account for 18% of the total portfolio, of which, 99% carry a minimum rating of A-.  The remaining 2% of the portfolio is comprised of other investment grade securities.  The Company does not have material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2019 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2019 (000’s omitted)
+200 basis points	($189)
+100 basis points	$1,546
-100 basis points	($1,084)
-200 basis points	($7,373)

The short term modeled net interest income (NII) increases modestly in the +100 basis points rising rate environment largely due to the historical normalization of the yield curve.  New loan pricing primarily benefits from this assumption.  The short term modeled NII, however, decreases in the +200 basis points rising rate environment due to assumed deposit and funding costs increasing faster than the repricing of corresponding assets.  Over the longer time period, (years 2 and beyond), the growth in NII improves in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the second quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	1,081	$61.94	0	2,500,000
May 1-31, 2019	0	0.00	0	2,500,000
June 1-30, 2019	0	0.00	0	2,500,000
Total (1)	1,081	$61.94

(1) Included in the common shares repurchased were 1,081 shares acquired by the Company in connection with the administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: August 9, 2019	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2019	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer