Form 10-Q
period 2019-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2019-11-12
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________to___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,701,790 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2019.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$1,014,042	$211,834
Available-for-sale investment securities (cost of $2,392,004 and $2,952,278, respectively)	2,437,102	2,936,049
Equity and other securities (cost of $43,680 and $44,678, respectively)	44,640	45,609
Loans held for sale, at fair value	0	83

Loans	6,853,191	6,281,121
Allowance for loan losses	(49,423)	(49,284)
Net loans	6,803,768	6,231,837

Goodwill, net	773,610	733,503
Core deposit intangibles, net	17,872	18,596
Other intangibles, net	49,203	55,250
Intangible assets, net	840,685	807,349

Premises and equipment, net	169,933	119,988
Accrued interest and fees receivable	34,126	31,048
Other assets	253,001	223,498

Total assets	$11,597,297	$10,607,295

Liabilities:
Noninterest-bearing deposits	$2,549,395	$2,312,816
Interest-bearing deposits	6,618,890	6,009,555
Total deposits	9,168,285	8,322,371

Short-term borrowings	0	54,400
Securities sold under agreement to repurchase, short-term	233,333	259,367
Other long-term debt	4,328	1,976
Subordinated notes payable	13,814	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	97,939
Accrued interest and other liabilities	259,796	157,459
Total liabilities	9,756,876	8,893,512

Commitments and contingencies (See Note K)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,842,966 and 51,576,839 shares issued, respectively	51,843	51,577
Additional paid-in capital	921,682	911,748
Retained earnings	861,254	795,563
Accumulated other comprehensive income (loss)	2,470	(45,305)
Treasury stock, at cost (182,912 shares, including 178,361 shares held by deferred compensation arrangements at September 30, 2019 and 319,015 shares including 207,403 shares held by deferred compensation arrangements at December 31, 2018, respectively)	(6,875)	(11,528)
Deferred compensation arrangements (178,361 and 207,403 shares, respectively)	10,047	11,728
Total shareholders' equity	1,840,421	1,713,783

Total liabilities and shareholders' equity	$11,597,297	$10,607,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$79,931	$72,256	$227,701	$212,849
Interest and dividends on taxable investments	15,862	15,421	49,376	47,462
Interest on nontaxable investments	2,854	3,226	8,603	10,001
Total interest income	98,647	90,903	285,680	270,312

Interest expense:
Interest on deposits	5,859	2,764	14,526	7,277
Interest on borrowings	347	796	1,397	1,722
Interest on subordinated notes payable	161	0	161	0
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,004	1,145	3,161	3,645
Total interest expense	7,371	4,705	19,245	12,644

Net interest income	91,276	86,198	266,435	257,668
Provision for loan losses	1,751	2,215	5,573	8,342
Net interest income after provision for loan losses	89,525	83,983	260,862	249,326

Noninterest revenues:
Deposit service fees	16,920	16,127	48,780	54,268
Other banking revenues	945	1,536	3,628	3,942
Employee benefit services	24,329	23,265	72,170	68,813
Insurance services	8,527	8,270	24,718	23,044
Wealth management services	6,363	6,168	19,290	19,370
Gain on sales of investment securities, net	0	0	4,882	0
Unrealized gain on equity securities	10	743	28	722
Loss on debt extinguishment	0	(318)	0	(318)
Total noninterest revenues	57,094	55,791	173,496	169,841

Noninterest expenses:
Salaries and employee benefits	56,061	51,062	163,448	155,323
Occupancy and equipment	9,801	9,770	29,708	29,738
Data processing and communications	10,675	10,509	30,475	29,463
Amortization of intangible assets	3,960	4,427	11,994	13,780
Legal and professional fees	2,595	2,522	7,999	8,047
Business development and marketing	2,604	2,587	8,532	7,301
Acquisition expenses	6,061	(832)	7,789	(769)
Other expenses	5,172	5,188	16,812	14,793
Total noninterest expenses	96,929	85,233	276,757	257,676

Income before income taxes	49,690	54,541	157,601	161,491
Income taxes	10,472	11,435	31,422	33,673
Net income	$39,218	$43,106	$126,179	$127,818

Basic earnings per share	$0.76	$0.84	$2.44	$2.49
Diluted earnings per share	$0.75	$0.83	$2.41	$2.46

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$651	$304	$1,954	$910
Tax effect	(158)	(74)	(477)	(221)
Amortization of actuarial losses included in net periodic pension cost, net	493	230	$1,477	689
Amortization of prior service cost included in net periodic pension cost, gross	(28)	(105)	(86)	(359)
Tax effect	6	25	21	87
Amortization of prior service cost included in net periodic pension cost, net	(22)	(80)	(65)	(272)
Initial projected benefit obligation recognized upon plan adoption, gross	0	(775)	0	(775)
Tax effect	0	189	0	189
Initial projected benefit obligation recognized upon plan adoption, net	0	(586)	0	(586)
Other comprehensive income (loss) related to pension and other post-retirement obligations, net of taxes	471	(436)	1,412	(169)

Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	8,756	(20,094)	66,208	(76,705)
Tax effect	(2,136)	4,879	(16,157)	18,639
Net unrealized holding gains (losses) arising during period, net	6,620	(15,215)	50,051	(58,066)
Reclassification adjustment for net gains included in net income, gross	0	0	(4,882)	0
Tax effect	0	0	1,194	0
Reclassification adjustment for net gains included in net income, net	0	0	(3,688)	0
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	0	0	(208)
Other comprehensive income/(loss) related to unrealized gains (losses) on available-for-sale securities, net of taxes	6,620	(15,215)	46,363	(58,274)
Other comprehensive income (loss), net of tax	7,091	(15,651)	47,775	(58,443)
Net income	39,218	43,106	126,179	127,818
Comprehensive income	$46,309	$27,455	$173,954	$69,375

	As of
	September 30, 2019	December 31, 2018
Accumulated Other Comprehensive Income (Loss) By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(41,629)	$(43,497)
Tax effect	10,204	10,660
Net unrealized (loss) for pension and other post-retirement obligations	(31,425)	(32,837)

Unrealized gain (loss) on available-for-sale securities	45,097	(16,229)
Tax effect	(10,994)	3,969
Reclassification of other comprehensive income due to change in accounting principle – equity securities	(208)	(208)
Net unrealized gain (loss) on available-for-sale securities	33,895	(12,468)

Accumulated other comprehensive income (loss)	$2,470	$(45,305)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended September 30, 2019 and 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Compensation Arrangements	Total

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

Net income				39,218				39,218

Other comprehensive income, net of tax					7,091			7,091

Cash dividends declared:
Common, $0.41 per share				(21,252)				(21,252)

Common stock activity under employee stock ownership plan	37,542	37	1,254					1,291

Stock-based compensation			1,241					1,241

Treasury stock issued to benefit plans, net	51,904		1,332			1,922	68	3,322

Balance at September 30, 2019	51,660,054	$51,843	$921,682	$861,254	$2,470	$(6,875)	$10,047	$1,840,421

Balance at June 30, 2018	51,085,874	$51,512	$904,913	$750,779	$(46,491)	$(15,334)	$11,580	$1,656,959

Net income				43,106				43,106

Other comprehensive loss, net of tax					(15,651)			(15,651)

Cash dividends declared:
Common, $0.38 per share				(19,482)				(19,482)

Common stock activity under employee stock ownership plan	35,261	35	1,115					1,150

Stock-based compensation			1,211					1,211

Treasury stock issued to benefit plans, net	15,541		451			531	70	1,052

Balance at September 30, 2018	51,136,676	$51,547	$907,690	$774,403	$(62,142)	$(14,803)	$11,650	$1,668,345

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2019 and 2018
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Compensation Arrangements	Total

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				126,179				126,179

Other comprehensive income, net of tax					47,775			47,775

Cash dividends declared:
Common, $1.17 per share				(60,488)				(60,488)

Common stock activity under employee stock ownership plan	266,127	266	2,246					2,512

Stock-based compensation			3,998					3,998

Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	103,672		2,626			3,823	213	6,662

Balance at September 30, 2019	51,660,054	$51,843	$921,682	$861,254	$2,470	$(6,875)	$10,047	$1,840,421

Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315

Net income				127,818				127,818

Other comprehensive loss, net of tax					(58,235)			(58,235)

Cumulative effect of change in accounting principle - equity securities				208	(208)			0

Cash dividends declared:
Common, $1.06 per share				(54,180)				(54,180)

Common stock activity under employee stock ownership plan	283,412	283	5,511					5,794

Stock-based compensation			4,607					4,607

Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0

Treasury stock issued to benefit plans, net	121,954		2,693			4,313	220	7,226

Balance at September 30, 2018	51,136,676	$51,547	$907,690	$774,403	$(62,142)	$(14,803)	$11,650	$1,668,345

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$126,179	$127,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,781	11,854
Amortization of intangible assets	11,994	13,780
Net accretion on securities, loans and borrowings	(4,545)	(7,141)
Stock-based compensation	3,998	4,607
Provision for loan losses	5,573	8,342
Amortization of mortgage servicing rights	285	340
Gain on sale of investment securities, net	(4,882)	0
Unrealized gain on equity securities	(28)	(722)
Loss on debt extinguishment	0	318
Income from bank-owned life insurance policies	(1,215)	(1,177)
Net gain on sale of loans and other assets	(2)	(207)
Change in other assets and other liabilities	(20,152)	9,966
Net cash provided by operating activities	128,986	167,778
Investing activities:
Proceeds from sales of available-for-sale investment securities	590,179	0
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	153,785	102,549
Proceeds from maturities and redemptions of equity and other investment securities	3,258	8,292
Purchases of available-for-sale investment securities	(86,073)	(47,495)
Purchases of equity and other securities	(144)	(31)
Net increase in loans	(100,020)	(51,170)
Cash paid for acquisitions, net of cash acquired of $90,381 and $16, respectively	(4,653)	(1,737)
Settlement of bank-owned life insurance policies	1,597	0
Purchases of premises and equipment, net	(5,025)	(8,903)
Real estate limited partnership investments	(1,342)	(1,197)
Net cash provided by investing activities	551,562	308
Financing activities:
Net increase in deposits	277,833	19,401
Net decrease in borrowings	(80,502)	(86,523)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(22,681)	(25,207)
Issuance of common stock	2,512	5,794
Purchases of treasury stock	(213)	(220)
Sales of treasury stock	6,662	7,226
Increase in deferred compensation arrangements	213	220
Cash dividends paid	(59,014)	(52,006)
Withholding taxes paid on share-based compensation	(3,150)	(971)
Net cash provided by/(used in) financing activities	121,660	(132,286)
Change in cash and cash equivalents	802,208	35,800
Cash and cash equivalents at beginning of period	211,834	221,038
Cash and cash equivalents at end of period	$1,014,042	$256,838

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,455	$12,870
Cash paid for income taxes	34,150	20,674
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	21,282	19,634
Transfers from loans to other real estate	1,833	2,426
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	548,934	115
Fair value of liabilities assumed	589,611	31

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2019 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Subsequent Event/Pending Acquisition – Steuben Trust Corporation
On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for approximately $106.8 million in Company stock and cash. The acquisition will add 15 branch locations, extend the Company’s footprint into two new counties in Western New York State, and enhance the Company’s presence in four Western New York State counties in which it currently operates. The acquisition is expected to close during the second quarter of 2020, pending both customary regulatory and Steuben shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2019 and 2020 in connection with the Steuben acquisition.

On September 18, 2019, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of a practice engaged in the financial services business headquartered in Syracuse, New York. The Company paid $0.5 million in cash to acquire a customer list, and recorded a $0.5 million customer list intangible asset in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date.

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.9 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.1 million of deposits and $40.1 million in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $4.3 million and direct expenses, which may not include certain shared expenses, of approximately $1.8 million from Kinderhook were included in the consolidated income statement for the three and nine months ended September 30, 2019.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions.  The accrued income taxes associated with the Kinderhook acquisition were recorded on a provisional basis and could vary from the actual recorded balance once finalized.

The above referenced acquisitions generally expanded the Company’s geographical presence in New York and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2019			2018
(000s omitted)	Kinderhook	Other (1)	Total	Other (2)
Consideration paid :
Cash	$93,384	$1,650	$95,034	$1,753
Total net consideration paid	$93,384	$1,650	$95,034	$1,753
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	90,381	0	90,381	16
Available-for-sale investment securities	37,653	0	37,653	0
Equity and other securities	2,117	0	2,117	0
Loans	479,931	0	479,931	0
Premises and equipment	13,970	0	13,970	10
Accrued interest and fees receivable	1,119	0	1,119	0
Other assets	14,144	0	14,144	105
Core deposit intangibles	3,573	0	3,573	0
Other intangibles	0	1,650	1,650	1,343
Deposits	(568,081)	0	(568,081)	0
Other liabilities	(3,217)	0	(3,217)	(31)
Subordinated notes payable	(13,831)	0	(13,831)	0
Other long-term debt	(2,420)	0	(2,420)	0
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	0	(2,062)	0
Total identifiable assets, net	53,277	1,650	54,927	1,443
Goodwill	$40,107	$0	$40,107	$310

(1) Includes amounts related to both acquisitions completed by CISI in 2019.
(2) Includes amounts related to the Styles Bridges, Penna, and HR Consultants acquisitions.

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

The following is a summary of the loans acquired from Kinderhook at the date of acquisition:

(000s omitted)	Acquired Impaired Loans	Acquired Non-impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$12,661	$591,694	$604,355
Contractual cash flows not expected to be collected	(4,096)	(5,472)	(9,568)
Expected cash flows at acquisition	8,565	586,222	594,787
Interest component of expected cash flows	(512)	(114,344)	(114,856)
Fair value of acquired loans	$8,053	$471,878	$479,931

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.  The fair value of subordinated notes payable was estimated using discounted cash flows and interest rates being offered on similar securities.  Subordinated notes payable assumed with the Kinderhook acquisition included $3.0 million of subordinated notes with a fixed interest rate of 6.0% maturing in February 2028 and $10.0 million of subordinated notes with a fixed interest rate of 6.375% maturing in November 2025.

The core deposit intangibles and other intangibles related to both acquisitions completed by CISI in 2019, Kinderhook, Styles Bridges, Penna, and HR Consultants acquisitions are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Kinderhook acquisition and the All Other segment for the Penna acquisition.  Goodwill arising from the Kinderhook acquisition is not deductible for tax purposes. Goodwill arising from the Penna acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $6.1 million and $7.8 million during the three and nine months ended September 30, 2019 and have been separately stated in the Consolidated Statements of Income. During the three and nine months ended September 30, 2018, the Company recognized merger and acquisition integration-related recoveries in the amount of $0.8 million due to an adjustment of contract termination expenses that have been separately stated in the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Kinderhook acquisitions had been completed as of January 1, 2018 for the three and nine months ended September 30, 2018 and September 30, 2019.  The pro forma information does not include amounts related to the two acquisitions completed by CISI in 2019 as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Kinderhook combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition-related expenses totaling $6.1 million and $7.8 million for the three and nine months ended September 30, 2019 were included in the pro forma information as if they were incurred in the first quarter of 2018.

	Pro Forma (Unaudited) Three Months Ended		Pro Forma (Unaudited) Nine Months Ended
(000’s omitted)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total revenue, net of interest expense	$149,087	$148,152	$452,995	$446,084
Net income	44,154	44,313	135,370	125,505

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019, $28.0 million of accounts receivable, including $8.3 million of unbilled fee revenue, and $1.9 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2018, $26.4 million of accounts receivable, including $7.8 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the consolidated statements of condition.

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest revenues.  Cash flows on hedges are classified in the consolidated statements of cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking the fair value or cash flow hedges to specific assets and liabilities on the statements of condition or to specific commitments or forecasted transactions.

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

New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the “incurred loss” model under existing guidance with an “expected loss” model, better known as CECL, for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  CECL simplifies the accounting model for purchased credit-impaired debt securities and loans and requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  CECL is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The Company is currently evaluating the impact CECL will have on the Company’s consolidated financial statements, and expects a change in the allowance for loan losses resulting from the change to expected losses for the estimated life of the financial asset. Management has developed its CECL model for the Company’s loan portfolio, which utilizes its historical data through September 30, 2019, as well as current and expected economic conditions and forecasts. The Company has completed the evaluation of its data requirements, determined its loan segments, determined the model construct for each segment, developed its qualitative framework and produced an estimated Allowance for Credit Loss amount based on the September 30, 2019 data inputs, assumptions and mathematical calculations. The Company is in the process of evaluating the model’s sensitivity to various model inputs, as well as identifying the key controls around model development, quarterly model operations and the production of quarterly and annual financial statement disclosures.

Based on the preliminary September 30, 2019 model results, the Company believes it will establish an Allowance for Credit Losses at the time of adoption of between $52 million and $60 million.  This compares to an allowance for loan losses of $49.4 million at September 30, 2019 based on the current incurred loss model and represents approximately a 5% to 21% increase in the Company’s allowance. These results should be considered preliminary and may change due to factors including, but not limited to, changes in estimated historical losses, changes in the Company’s asset quality trends, changes in current economic conditions and changes in the Company’s economic forecast.

Upon adoption, the Company does not expect to record any material allowance for credit losses on its available-for-sale debt securities or on its other instruments carried at amortized cost, other than its held-for-investment loan portfolio. The Company’s regulators will permit financial institutions to “phase-in” the impact of CECL on its regulatory capital ratios over 3 years with transitional relief of incremental capital requirements.  The Company does not expect to utilize the phased-in approach and instead anticipates it will record the entire cumulative-effect adjustment against its regulatory capital at the time of adoption.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019				December 31, 2018
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,482,739	$24,122	$214	$1,506,647	$2,036,474	$2,190	$14,911	$2,023,753
Obligations of state and political subdivisions	442,942	15,159	11	458,090	453,640	6,563	1,049	459,154
Government agency mortgage-backed securities	406,329	6,330	843	411,816	390,234	1,526	9,283	382,477
Corporate debt securities	2,542	0	2	2,540	2,588	0	42	2,546
Government agency collateralized mortgage obligations	57,452	592	35	58,009	69,342	60	1,283	68,119
Total available-for-sale portfolio	$2,392,004	$46,203	$1,105	$2,437,102	$2,952,278	$10,339	$26,568	$2,936,049

Equity and other Securities:
Equity securities, at fair value	$251	$210	$0	$461	$251	$200	$19	$432
Federal Home Loan Bank common stock	6,912	0	0	6,912	8,768	0	0	8,768
Federal Reserve Bank common stock	31,992	0	0	31,992	30,690	0	0	30,690
Other equity securities, at adjusted cost	4,525	750	0	5,275	4,969	750	0	5,719
Total equity and other securities	$43,680	$960	$0	$44,640	$44,678	$950	$19	$45,609

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2019

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	6	$77,332	$58	12	$107,840	$156	18	$185,172	$214
Obligations of state and political subdivisions	73	7,125	11	0	0	0	73	7,125	11
Government agency mortgage-backed securities	24	34,660	95	55	58,473	748	79	93,133	843
Corporate debt securities	0	0	0	1	2,540	2	1	2,540	2
Government agency collateralized mortgage obligations	5	6,662	9	7	5,357	26	12	12,019	35
Total available-for-sale investment portfolio	108	$125,779	$173	75	$174,210	$932	183	$299,989	$1,105

As of December 31, 2018

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$473,082	$682	64	$1,213,276	$14,229	71	$1,686,358	$14,911
Obligations of state and political subdivisions	118	55,671	216	97	51,753	833	215	107,424	1,049
Government agency mortgage-backed securities	43	47,708	258	181	253,931	9,025	224	301,639	9,283
Corporate debt securities	0	0	0	1	2,546	42	1	2,546	42
Government agency collateralized mortgage obligations	1	66	0	41	63,112	1,283	42	63,178	1,283
Total available-for-sale investment portfolio	169	$576,527	$1,156	384	$1,584,618	$25,412	553	$2,161,145	$26,568

Equity and other Securities:
Equity securities, at fair value	1	$82	$19	0	$0	$0	1	$82	$19
Total equity and other securities	1	$82	$19	0	$0	$0	1	$82	$19

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better.  Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of September 30, 2019 represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$71,512	$71,510
Due after one through five years	1,512,018	1,538,064
Due after five years through ten years	54,176	58,251
Due after ten years	290,517	299,452
Subtotal	1,928,223	1,967,277
Government agency mortgage-backed securities	406,329	411,816
Government agency collateralized mortgage obligations	57,452	58,009
Total	$2,392,004	$2,437,102

As of September 30, 2019, $245.6 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of September 30, 2019 have an overnight and continuous maturity.

During the nine-month period ending September 30, 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses. The proceeds from these sales were primarily held in interest-earning cash and cash equivalents at higher net yields as of September 30, 2019.

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

•	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
•	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
•	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes are summarized as follows:

(000's omitted)	September 30, 2019	December 31, 2018
Business lending	$2,779,612	$2,396,977
Consumer mortgage	2,405,191	2,235,408
Consumer indirect	1,091,980	1,083,207
Consumer direct	187,379	178,820
Home equity	389,029	386,709
Gross loans, including deferred origination costs	6,853,191	6,281,121
Allowance for loan losses	(49,423)	(49,284)
Loans, net of allowance for loan losses	$6,803,768	$6,231,837

The outstanding balance related to credit impaired acquired loans was $16.7 million and $7.4 million at September 30, 2019 and December 31, 2018, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)
Balance at December 31, 2018	$437
Accretion recognized, year-to-date	(302)
Net reclassification from non-accretable to accretable	96
Kinderhook acquisition	512
Balance at September 30, 2019	$743

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans, by class as of September 30, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$2,697	$189	$4,590	$7,476	$1,778,596	$1,786,072
Consumer mortgage	11,038	2,976	10,650	24,664	1,921,265	1,945,929
Consumer indirect	10,307	177	0	10,484	1,074,849	1,085,333
Consumer direct	1,046	38	0	1,084	177,242	178,326
Home equity	1,496	354	1,404	3,254	308,375	311,629
Total	$26,584	$3,734	$16,644	$46,962	$5,260,327	$5,307,289

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$747	$997	$3,957	$5,701	$11,508	$976,331	$993,540
Consumer mortgage	1,573	171	2,409	4,153	0	455,109	459,262
Consumer indirect	33	32	0	65	0	6,582	6,647
Consumer direct	86	5	54	145	0	8,908	9,053
Home equity	279	125	546	950	0	76,450	77,400
Total	$2,718	$1,330	$6,966	$11,014	$11,508	$1,523,380	$1,545,902

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	September 30, 2019			December 31, 2018
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,609,382	$886,363	$2,495,745	$1,439,337	$702,493	$2,141,830
Special mention	91,159	61,289	152,448	105,065	40,107	145,172
Classified	85,531	34,380	119,911	74,425	28,525	102,950
Doubtful	0	0	0	0	1,579	1,579
Acquired impaired	0	11,508	11,508	0	5,446	5,446
Total	$1,786,072	$993,540	$2,779,612	$1,618,827	$778,150	$2,396,977

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.   Performing loans include loans classified as current as well as those classified as 30 - 89 days past due.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans. The following table details the balances in all other loan categories at September 30, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,932,303	$1,085,156	$178,288	$309,871	$3,505,618
Nonperforming	13,626	177	38	1,758	15,599
Total	$1,945,929	$1,085,333	$178,326	$311,629	$3,521,217

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$456,682	$6,615	$8,994	$76,729	$549,020
Nonperforming	2,580	32	59	671	3,342
Total	$459,262	$6,647	$9,053	$77,400	$552,362

The following table details the balances in all other loan categories at December 31, 2018:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,837,185	$1,072,134	$175,726	$310,875	$3,395,920
Nonperforming	11,265	258	48	1,666	13,237
Total	$1,848,450	$1,072,392	$175,774	$312,541	$3,409,157

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$384,336	$10,781	$3,042	$73,615	$471,774
Nonperforming	2,622	34	4	553	3,213
Total	$386,958	$10,815	$3,046	$74,168	$474,987

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of September 30, 2019 and December 31, 2018 follows:

(000’s omitted)	September 30, 2019	December 31, 2018
Loans with allowance allocation	$0	$3,956
Loans without allowance allocation	5,172	2,230
Carrying balance	5,172	6,186
Contractual balance	11,896	12,078
Specifically allocated allowance	0	956

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), consumer mortgage loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and nine months ended September 30, 2019 and 2018 was immaterial.

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

Information regarding TDRs as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019						December 31, 2018
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	5	$662	3	$205	8	$867	4	$162	2	$165	6	$327
Consumer mortgage	57	2,527	49	1,945	106	4,472	46	1,986	46	1,769	92	3,755
Consumer indirect	0	0	77	854	77	854	0	0	77	857	77	857
Consumer direct	0	0	22	91	22	91	0	0	22	71	22	71
Home equity	13	230	11	310	24	540	12	240	9	275	21	515
Total	75	$3,419	162	$3,405	237	$6,824	62	$2,388	156	$3,137	218	$5,525

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2019 and 2018.  Of the loans noted in the table below, all consumer mortgage loans for the three months and nine months ended September 30, 2019 and 2018 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	1	$415	0	$0
Consumer mortgage	8	464	4	195
Consumer indirect	10	116	14	117
Consumer direct	2	25	2	10
Home equity	0	0	1	0
Total	21	$1,020	21	$322

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	3	$660	1	$93
Consumer mortgage	19	1,271	7	407
Consumer indirect	22	206	24	176
Consumer direct	5	35	5	21
Home equity	4	72	2	85
Total	53	$2,244	39	$782

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

	Three Months Ended September 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310
Charge-offs	(305)	(200)	(2,224)	(456)	(45)	0	0	(3,230)
Recoveries	290	8	1,095	167	32	0	0	1,592
Provision	301	(94)	1,221	383	(8)	(53)	1	1,751
Ending balance	$18,055	$10,477	$14,437	$3,278	$2,082	$938	$156	$49,423

	Three Months Ended September 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,439	$10,473	$14,424	$3,164	$2,015	$1,070	$33	$49,618
Charge-offs	(73)	(144)	(2,364)	(465)	(221)	0	0	(3,267)
Recoveries	93	46	1,190	223	15	0	0	1,567
Provision	321	(205)	1,719	299	225	(159)	15	2,215
Ending balance	$18,780	$10,170	$14,969	$3,221	$2,034	$911	$48	$50,133

	Nine Months Ended September 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,774)	(1,040)	(5,529)	(1,436)	(223)	0	0	(10,002)
Recoveries	593	44	3,296	567	68	0	0	4,568
Provision	714	1,349	2,304	1,052	93	(62)	123	5,573
Ending balance	$18,055	$10,477	$14,437	$3,278	$2,082	$938	$156	$49,423

	Nine Months Ended September 30, 2018
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$17,257	$10,465	$13,468	$3,039	$2,107	$1,100	$147	$47,583
Charge-offs	(2,000)	(588)	(6,031)	(1,324)	(325)	0	(368)	(10,636)
Recoveries	404	109	3,688	612	31	0	0	4,844
Provision	3,119	184	3,844	894	221	(189)	269	8,342
Ending balance	$18,780	$10,170	$14,969	$3,221	$2,034	$911	$48	$50,133

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2019			December 31, 2018
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$66,475	$(48,603)	$17,872	$62,902	$(44,306)	$18,596
Other intangibles	89,266	(40,063)	49,203	87,616	(32,366)	55,250
Total amortizing intangibles	$155,741	$(88,666)	$67,075	$150,518	$(76,672)	$73,846

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct - Dec 2019	$3,962
2020	13,801
2021	11,786
2022	10,105
2023	8,457
Thereafter	18,964
Total	$67,075

Shown below are the components of the Company’s goodwill at December 31, 2018 and September 30, 2019:

(000’s omitted)	December 31, 2018	Activity	September 30, 2019
Goodwill	$738,327	$40,107	$778,434
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$733,503	$40,107	$773,610

NOTE G:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 15 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,231	$6,493
Variable lease cost	9	9
Short-term lease cost (1)	77	180
Total lease cost	$2,317	$6,682

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$5,987

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,766

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$41,948

Operating lease liabilities	42,769

Weighted average remaining lease term
Operating leases	6.7 years

Weighted average discount rate
Operating leases	2.95%

Maturities of lease liabilities as of September 30, 2019 are as follows:

(000’s omitted)	Operating Leases
Oct - Dec 2019	$2,253
2020	9,372
2021	7,934
2022	6,645
2023	5,674
Thereafter	15,697
Total lease payments	47,575
Less imputed interest	(4,806)
Total	$42,769

Included in the Company’s operating leases are related party leases where BPAS Actuarial & Pension Services, LLC and OneGroup NY, Inc., subsidiaries of the Company, lease office space from 706 North Clinton, LLC., an entity the Company holds a 50% membership interest in through its subsidiary Oneida Preferred Funding II, LLC.  As of September 30, 2019, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $5.0 million and $5.0 million, respectively.  As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 10.2 years and 3.67%, respectively.  The maturities of the Company’s related party lease liabilities as of September 30, 2019 are as follows:

(000’s omitted)	706 North Clinton, LLC
Oct - Dec 2019	$148
2020	591
2021	591
2022	591
2023	591
Thereafter	3,538
Total lease payments	6,050
Less imputed interest	(1,011)
Total	$5,039

As of September 30, 2019, the Company has an immaterial amount of additional operating leases for offices and equipment that have not yet commenced.

NOTE H:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of September 30, 2019, the Company sponsors one business trust, Community Capital Trust IV (“CCT IV”), of which 100% of the common stock is owned by the Company.  The Company previously sponsored MBVT Statutory Trust I (“MBVT I”) and Kinderhook Capital Trust (“KCT”) until September 16, 2019 when the Company exercised its right to redeem all of the MBVT I and KCT debentures and associated preferred securities for a total of $20.6 million and $2.1 million, respectively.  The common stock of MBVT Statutory Trust I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition and the common stock of Kinderhook Capital Trust was acquired in the Kinderhook Bank Corp. (“Kinderhook”) acquisition.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. As of September 30, 2019, the terms of the preferred securities of CCT IV are as follows:

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

The net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,270	$1,154	$3,811	$3,396	$0	$0	$0	$0
Interest cost	1,566	1,422	4,698	4,251	18	18	53	52
Expected return on plan assets	(3,578)	(3,705)	(10,733)	(11,115)	0	0	0	0
Amortization of unrecognized net loss	642	299	1,926	895	9	5	28	15
Amortization of prior service cost	17	(60)	48	(225)	(45)	(45)	(134)	(134)
Net periodic benefit	$(83)	$(890)	$(250)	$(2,798)	$(18)	$(22)	$(53)	$(67)

NOTE J:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2019.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2019, compared to 0.4 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2018 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2019	2018	2019	2018
Net income	$39,218	$43,106	$126,179	$127,818
Income attributable to unvested stock-based compensation awards	(102)	(191)	(331)	(563)
Income available to common shareholders	$39,116	$42,915	$125,848	$127,255

Weighted-average common shares outstanding – basic	51,750	51,250	51,644	51,108
Basic earnings per share	$0.76	$0.84	$2.44	$2.49

Net income	$39,218	$43,106	$126,179	$127,818
Income attributable to unvested stock-based compensation awards	(102)	(191)	(331)	(563)
Income available to common shareholders	$39,116	$42,915	$125,848	$127,255

Weighted-average common shares outstanding – basic	51,750	51,250	51,644	51,108
Assumed exercise of stock options	496	608	522	590
Weighted-average common shares outstanding – diluted	52,246	51,858	52,166	51,698
Diluted earnings per share	$0.75	$0.83	$2.41	$2.46

Stock Repurchase Program
At its December 2017 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2018.  At its December 2018 meeting, the Board approved a similar program for 2019, authorizing the repurchase of up to 2.5 million shares of the Company’s common stock through December 31, 2019. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first nine months of 2019 or 2018.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	September 30, 2019	December 31, 2018
Commitments to extend credit	$1,065,127	$1,134,576
Standby letters of credit	37,968	33,169
Total	$1,103,095	$1,167,745

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,343,370	$163,277	$0	$1,506,647
Obligations of state and political subdivisions	0	458,090	0	458,090
Government agency mortgage-backed securities	0	411,816	0	411,816
Corporate debt securities	0	2,540	0	2,540
Government agency collateralized mortgage obligations	0	58,009	0	58,009
Total available-for-sale investment securities	1,343,370	1,093,732	0	2,437,102
Equity securities	461	0	0	461
Interest rate swap agreements asset	0	1,095	0	1,095
Interest rate swap agreements liability	0	(748)	0	(748)
Total	$1,343,831	$1,094,079	$0	$2,437,910

	December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,896,931	$126,822	$0	$2,023,753
Obligations of state and political subdivisions	0	459,154	0	459,154
Government agency mortgage-backed securities	0	382,477	0	382,477
Corporate debt securities	0	2,546	0	2,546
Government agency collateralized mortgage obligations	0	68,119	0	68,119
Total available-for-sale investment securities	1,896,931	1,039,118	0	2,936,049
Equity securities	432	0	0	432
Mortgage loans held for sale	0	83	0	83
Interest rate swap agreements asset	0	793	0	793
Interest rate swap agreements liability	0	(742)	0	(742)
Total	$1,897,363	$1,039,252	$0	$2,936,615

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

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  There were no mortgage loans held for sale at September 30, 2019.  The unpaid principal value of mortgage loans held for sale was approximately $0.1 million at December 31, 2018.  The unrealized gain on mortgage loans held for sale was recognized in other banking revenues in the consolidated statements of income and is immaterial.

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

	September 30, 2019				December 31, 2018
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,729	$1,729	$0	$0	$1,102	$1,102
Mortgage servicing rights	0	0	93	93	0	0	0	0
Other real estate owned	0	0	1,258	1,258	0	0	1,320	1,320
Total	$0	$0	$3,080	$3,080	$0	$0	$2,422	$2,422

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

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance at September 30, 2019 of approximately $0.3 million.  There is no valuation allowance at December 31, 2018.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 0.5% to 77.4% at September 30, 2019 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

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

(000's omitted)	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$1,729	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 40.4% (40.4%)
Other real estate owned	1,258	Fair value of collateral	Estimated cost of disposal/market adjustment	0.5% - 77.4% (35.7%)
Mortgage servicing rights	93	Discounted cash flow	Weighted average constant prepayment rate	43.0%
			Weighted average discount rate	2.69%
			Adequate compensation	$7/loan

(000's omitted)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$1,102	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.4% (28.8%)
Other real estate owned	1,320	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 69.3% (23.8%)

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,803,768	$6,971,242	$6,231,837	$6,247,939
Financial liabilities:
Deposits	9,168,285	9,166,701	8,322,371	8,308,765
Short-term borrowings	0	0	54,400	54,400
Securities sold under agreement to repurchase, short-term	233,333	233,333	259,367	259,367
Other long-term debt	4,328	4,303	1,976	1,921
Subordinated notes payable	13,814	13,814	0	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	97,939	97,939

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

Borrowings, subordinated notes payable and subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation.  The fair value of short-term borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date.  Fair values for long-term debt, subordinated notes payable and subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.  The difference between the carrying values of long-term borrowings, subordinated notes payable and subordinated debt held by unconsolidated subsidiary trusts, and their fair values, are not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at September 30, 2019 and December 31, 2018.  The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $16.8 million at September 30, 2019 and $37.0 million at December 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $16.8 million at September 30, 2019 and $37.0 million at December 31, 2018. At September 30, 2019, the weighted average receive rate of these interest rate swaps was 4.01%, the weighted average pay rate was 4.38% and the weighted average maturity was 6.4 years.  At December 31, 2018, the weighted average receive rate of these interest rate swaps was 4.34%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.5 years.  Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $6.2 million at September 30, 2019, and $6.6 million at December 31, 2018, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At September 30, 2019, the weighted average receive rate of these interest rate swaps was 2.65%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.8 years. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 2.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.5 years.  The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and nine months ended September 30, 2019 are immaterial.

As of September 30, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)
	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	September 30, 2019	September 30, 2019
Loans	$6,307	$(347)

Fair values of derivative instruments as of September 30, 2019 are as follows:

(000’s omitted)	September 30, 2019
	Derivative Assets		Derivative Liabilities
Consolidated Statement of Condition Location		Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$347

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	748	Accrued interest and other liabilities	$748
Total derivatives		$1,095		$748

The Company assessed its counterparty risk at September 30, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note L to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2019
Net interest income	$91,018	$209	$49	$0	$91,276
Provision for loan losses	1,751	0	0	0	1,751
Noninterest revenues	17,790	24,830	15,143	(669)	57,094
Amortization of intangible assets	1,439	1,667	854	0	3,960
Acquisition expenses	6,061	0	0	0	6,061
Other operating expenses	61,839	14,721	11,017	(669)	86,908
Income before income taxes	$37,718	$8,651	$3,321	$0	$49,690
Assets	$11,398,191	$201,442	$74,169	$(76,505)	$11,597,297
Goodwill	$670,023	$83,275	$20,312	$0	$773,610
Core deposit intangibles & Other intangibles	$17,872	$39,440	$9,763	$0	$67,075

Three Months Ended September 30, 2018
Net interest income	$86,060	$102	$36	$0	$86,198
Provision for loan losses	2,215	0	0	0	2,215
Noninterest revenues	18,002	23,815	14,737	(763)	55,791
Amortization of intangible assets	1,535	1,970	922	0	4,427
Acquisition expenses	(832)	0	0	0	(832)
Other operating expenses	57,863	14,025	10,513	(763)	81,638
Income before income taxes	$43,281	$7,922	$3,338	$0	$54,541
Assets	$10,440,732	$205,565	$66,470	$(53,200)	$10,659,567
Goodwill	$629,916	$83,275	$20,288	$0	$733,479
Core deposit intangibles & Other intangibles	$20,111	$46,514	$11,596	$0	$78,221

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2019
Net interest income	$265,860	$448	$127	$0	$266,435
Provision for loan losses	5,573	0	0	0	5,573
Noninterest revenues	57,059	73,919	44,749	(2,231)	173,496
Amortization of intangible assets	4,297	5,105	2,592	0	11,994
Acquisition expenses	7,789	0	0	0	7,789
Other operating expenses	182,186	43,985	33,034	(2,231)	256,974
Income before income taxes	$123,074	$25,277	$9,250	$0	$157,601

Nine Months Ended September 30, 2018
Net interest income	$257,313	$264	$91	$0	$257,668
Provision for loan losses	8,342	0	0	0	8,342
Noninterest revenues	58,399	70,316	43,285	(2,159)	169,841
Amortization of intangible assets	4,914	6,047	2,819	0	13,780
Acquisition expenses	(782)	7	6	0	(769)
Other operating expenses	172,283	41,938	32,603	(2,159)	244,665
Income before income taxes	$130,955	$22,588	$7,948	$0	$161,491

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2019 and 2018, although in some circumstances the second quarter of 2019 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 30.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2019, “third quarter” refers to the three months ended September 30, 2019, “YTD” refers to the nine months ended September 30, 2019, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain (loss) on equity securities, the net gain on sale of investment securities, and loss on debt extinguishment.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Diluted adjusted net earnings per share were $0.88 in the third quarter of 2019, compared to $0.84 in the third quarter of 2018, a 4.8% increase.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for approximately $106.8 million in Company stock and cash. The acquisition will add 15 branch locations, extend the Company’s footprint into two new counties in Western New York State, and enhance the Company’s presence in four Western New York State counties in which it currently operates. The acquisition is expected to close during the second quarter of 2020, pending both customary regulatory and Steuben shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2019 and 2020 in connection with the Steuben acquisition.

On September 18, 2019, the Company, through its subsidiary, Community Investment Services, Inc. (“CISI”), completed its acquisition of certain assets of a practice engaged in the financial services business headquartered in Syracuse, New York. The Company paid $0.5 million in cash to acquire a customer list, and recorded a $0.5 million customer list intangible asset in conjunction with the acquisition.

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.9 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.1 million of deposits and $40.1 million in goodwill.

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

Third quarter and YTD net income decreased compared to the 2018 timeframes by $3.9 million, or 9.0%, and $1.6 million, or 1.3%, respectively.  Earnings per share of $0.75 for the third quarter of 2019 was down $0.08 compared to the third quarter of 2018, and 2019 YTD earnings per share of $2.41 was $0.05 lower than 2018 YTD earnings per share.  The decreases in net income and earnings per share were primarily due to increases in noninterest expenses including acquisition expenses associated with the Kinderhook transaction and an increase in diluted shares outstanding, partially offset by higher net interest income, a lower provision for loan losses, higher noninterest revenues and lower income taxes.  Third quarter and YTD net income adjusted to exclude acquisition expenses, net gain on sale of investments, unrealized gain on equity securities and loss on debt extinguishment (“operating net income”) increased $1.9 million, or 4.5%, as compared to the third quarter of 2018 and increased $1.5 million, or 1.2%, compared to September YTD 2018.  Earnings per share adjusted to exclude acquisition expenses, net gain on sale of investment securities, unrealized gain on equity securities and loss on debt extinguishment (“operating earnings per share”) of $0.84 for the third quarter increased $0.03 compared to the third quarter of 2018. Operating earnings per share of $2.45 for the first nine months of 2019 increased $0.01 compared to the prior year period.

The Company’s loan and deposit balances increased on both an average and ending basis as compared to the corresponding prior year period and the fourth quarter of 2018.  The increase in loans was a result of the Kinderhook acquisition completed in July 2019 combined with organic growth.  The increase in deposit balances was also due primarily to the Kinderhook acquisition.  The Company’s total cost of funds for the first nine months of 2019 increased 10 basis points from the year earlier period, as the rate paid on interest-bearing deposits and the rate on borrowings both increased from the prior year period.  The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The provision for loan losses of $1.8 million for the third quarter and $5.6 million for YTD 2019, were $0.5 million and $2.8 million lower than comparable prior year periods, as the Company’s asset quality remained stable.  Net charge-offs were $1.6 million for the third quarter and $5.4 million for the first nine months of 2019, compared to $1.7 million of net charge-offs for the prior year third quarter and $5.8 million for the first nine months of 2018.  Third quarter 2019 nonperforming loan ratios were slightly higher than third quarter 2018 nonperforming loan ratios.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $39.2 million and $126.2 million, respectively, decreased $3.9 million, or 9.0%, as compared to the third quarter of 2018 and decreased $1.6 million, or 1.3%, compared to September YTD 2018.  Earnings per share of $0.75 for the third quarter was $0.08 lower than the third quarter of 2018, while earnings per share for the first nine months of 2019 of $2.41 was $0.05 lower than the first nine months of 2018.  The decrease in net income and earnings per share for the quarter are primarily the result of higher noninterest expenses, including $6.1 million in acquisition expenses related to the Kinderhook acquisition and an increase in diluted shares outstanding, partially offset by higher net interest income, a lower provision for loan losses, higher noninterest revenues and lower income taxes.  The YTD decrease in net income and earnings per share was impacted by higher noninterest expenses including $7.8 million in acquisition expenses due to the Kinderhook transaction and an increase in diluted shares outstanding compared to the prior YTD period, partially offset by higher net interest income, a lower provision for loan losses, higher noninterest revenues and lower income taxes.  Higher noninterest revenues for the YTD period included a $4.9 million increase in net gain on sales of investment securities and a $0.10 per diluted share detriment from interchange fee reductions due to the limitations established by the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Durbin Amendment”).  Operating net income of $44.0 million and $128.4 million for the third quarter and September YTD, respectively, increased $1.9 million, or 4.5%, as compared to the third quarter of 2018 and increased $1.5 million, or 1.2%, compared to September YTD 2018.  Operating earnings per share of $0.84 for the third quarter, was up $0.03 compared to the third quarter of 2018, while operating earnings per share of $2.45 for the first nine months of 2019, was up $0.01 compared to the first nine months of 2018.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $91.3 million was up $5.1 million, or 5.9%, from the comparable prior year period.  Net interest income for the first nine months of 2019 increased $8.8 million, or 3.4%, versus the first nine months of 2018.  The quarterly and year-over-year improvement was primarily the result of an increase in interest-earning assets, due to the Kinderhook acquisition as well as from organic loan growth, and an increase in the yield on interest-earning assets, partially offset by an increase in the average rate paid on interest-bearing liabilities.

The provision for loan losses for the third quarter and September YTD decreased $0.5 million and $2.8 million as compared to the third quarter and first nine months of 2018, respectively, reflective of stable asset quality metrics.

Third quarter and year-to-date noninterest revenues were $57.1 million and $173.5 million, respectively, up $1.3 million, or 2.3%, from the third quarter of 2018 and up $3.7 million, or 2.2%, from the first nine months of 2018.  The increase compared to the prior quarter was primarily a result of an increase in employee benefit services revenue, insurance services revenue, wealth management services revenue, deposit service fee revenue and electronic banking revenue, partially offset by a decrease in other banking revenues. The YTD increase was due to an increase in employee benefit services revenue, insurance services revenue and the net gain on sale of investments in the second quarter of 2019, offset by a decrease in wealth management services revenue and a decrease in banking noninterest revenue due to a $6.7 million, or $0.10 per diluted share, impact of the Durbin amendment.

Noninterest expenses of $96.9 million and $276.8 million for the third quarter and September YTD periods reflected an increase of $11.7 million, or 13.7%, from the third quarter of 2018 and an increase of $19.1 million, or 7.4%, from the first nine months of 2018.  Excluding acquisition-related expenses, 2019 operating expenses were $4.8 million, or 5.6%, higher for the third quarter and $10.5 million, or 4.1%, higher for the year-to-date timeframe.  The increases in noninterest expenses were driven by an increase in compensation related expenses and other expenses due in part to operating a larger franchise subsequent to the Kinderhook acquisition.

The effective income tax rates were 21.1% and 19.9% for the third quarter and YTD 2019, respectively, as compared to 21.0% and 20.9% for the comparable prior year periods.  The change in effective tax rates compared to the prior year periods was due to the impact of windfall tax benefits associated with accounting for share-based transactions.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2019	2018	2019	2018
Net interest income	$91,276	$86,198	$266,435	$257,668
Provision for loan losses	1,751	2,215	5,573	8,342
Noninterest revenues	57,094	55,791	173,496	169,841
Noninterest expenses	96,929	85,233	276,757	257,676
Income before income taxes	49,690	54,541	157,601	161,491
Income taxes	10,472	11,435	31,422	33,673
Net income	$39,218	$43,106	$126,179	$127,818

Diluted weighted average common shares outstanding	52,382	52,086	52,301	51,925
Diluted earnings per share	$0.75	$0.83	$2.41	$2.46

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $92.3 million, a $5.0 million, or 5.7%, increase from the same period last year.  Net interest margin for the third quarter of 2019 was 3.73%, an increase of two basis points from the third quarter of 2018.  The increase in net interest income and net interest margin were driven by a $473.5 million increase in average interest-earning assets, primarily related to the Kinderhook acquisition and $43.7 million in organic loan growth, and a 12 basis point increase in the average yield on earning assets from the third quarter of 2018, partially offset by a $282.0 million increase in average interest-bearing liabilities and a 14 basis point increase in the average rate paid on interest-bearing liabilities.  As reflected in Table 3, the third quarter volume increase in average interest-earning assets and increase in the average yield on earning assets had a $7.7 million favorable impact on net interest income, while the volume increase in interest-bearing liabilities and the rate increase on those liabilities had a $2.7 million unfavorable impact on net interest income.

September YTD net interest income, as reflected in Table 2b, of $269.4 million, increased $8.5 million, or 3.2%, from the year-earlier period.  Net interest margin for September YTD was 3.78%, an increase of six basis points from the prior year-to-date period.  The September YTD increases in net interest income and net interest margin resulted from a $148.0 million increase in average interest-earning assets, reflective of the Kinderhook acquisition and $41.4 million in organic loan growth, a 15 basis point increase in the average yield on earning assets and a $30.8 million decrease in average interest-bearing liabilities from the prior year, partially offset by a 13 basis point increase in the average rate paid on interest-bearing liabilities.  The increase in average interest-earning assets, increase in the average yield on earning assets and decrease in average interest-bearing liabilities had a $15.2 million favorable impact on September YTD net interest income, while the rate increase on interest-bearing liabilities had a $6.7 million unfavorable impact on net interest income.

The higher average yield on earning assets for the quarter was the result of an increase in the average yield on loans, partially offset by a decrease in the average yield on investments and interest-earning cash equivalents.  For the third quarter, the average yield on loans increased by 15 basis points, while the average yield on investments and interest-earning cash equivalents decreased two basis points compared to the prior year.  The 15 basis point increase in the yield on earning assets for the first nine months of 2019 was the result of an 18 basis point increase in the average yield on loans and a three basis point increase in the average yield on investments, including cash equivalents, compared to the first nine months of 2018.  The increase in the loan yield was driven by an increase in market rates on loans, partially offset by a $1.8 million decrease in acquired non-impaired loan accretion.  Loan prepayment fees, which are included in interest income on loans, increased $1.6 million compared to the prior YTD period.

The average rate on interest-bearing liabilities increased by 14 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 18 basis points and the average rate paid on borrowings increased 10 basis points from the period year quarter.  For the first nine months of 2019, the average rate on interest-bearing deposits increased 15 basis points from the comparable prior year period and the average rate on borrowings increased 20 basis points.  The increase in the average cost of borrowings was primarily the result of lower cost FHLB overnight borrowings representing a lower proportion of borrowings compared to the prior year.

The third quarter average balance of investments, including cash equivalents, increased $27.6 million compared to the prior year third quarter.  The cash equivalents component of average earning assets for the third quarter increased $639.0 million compared to the prior year third quarter.  The YTD average balance of investments, including cash equivalents, decreased $28.8 million as compared to YTD 2018.  The cash equivalents component of average earning assets for the YTD 2019 period increased $280.1 million compared to the prior year-to-date period.  The increase in cash equivalents for the quarter and YTD periods was due to the sale of available-for-sale Treasury securities during the second quarter when interest rates on the short-end of the yield curve dropped precipitously, the proceeds of which are held in interest-earning cash until more attractive securities reinvestment options become available.  The Company sold $590.2 million of its available-for-sale Treasury securities with a remaining maturity of less than five years, which generated realized gains of $4.9 million.  Average loan balances increased $445.9 million for the quarter and $176.8 million YTD as compared to the prior year, with $402.2 million for the quarter and $135.4 million YTD as a result of the Kinderhook acquisition and the remainder due to organic loan growth.

The quarterly and YTD increases in average interest-bearing deposits of $384.6 million and $55.8 million, respectively, were a result of the Kinderhook transaction.  The Kinderhook transaction was responsible for the addition of $403.2 million in interest-bearing deposits for the quarter and $135.9 million for the YTD period.  The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated debt held by unconsolidated subsidiary trusts, subordinated notes payable and securities sold under agreement to repurchase (“customer repurchase agreements”), decreased $102.5 million and $86.6 million for the quarter and YTD periods respectively.  The decrease for the quarter and YTD periods was due primarily to a decrease in average customer repurchase agreements, a decrease in average FHLB overnight borrowings, the redemption of $25.2 million of trust preferred subordinated debt held by Community Statutory Trust III in the third quarter of 2018 and the redemption of $22.7 million of trust preferred subordinated debt held by MBVT Statutory Trust I (“MBVT I”) and the Kinderhook Capital Trust (“KCT”) in the third quarter of 2019, partially offset by $13.8 million of subordinated notes payable, $2.4 million of FHLB long-term advances and $2.1 million of subordinated debt held by an unconsolidated subsidiary trust assumed with the Kinderhook acquisition.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.5% and 24.4% in 2019 and 2018, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$665,862	$3,670	2.19%	$26,832	$108	1.60%
Taxable investment securities (1)	1,990,979	12,192	2.43%	2,574,116	15,313	2.36%
Nontaxable investment securities (1)	413,437	3,608	3.46%	441,719	4,081	3.67%
Loans (net of unearned discount)(2)	6,735,776	80,162	4.72%	6,289,868	72,472	4.57%
Total interest-earning assets	9,806,054	99,632	4.03%	9,332,535	91,974	3.91%
Noninterest-earning assets	1,423,865			1,287,337
Total assets	$11,229,919			$10,619,872

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,542,323	2,808	0.20%	$5,333,657	1,589	0.12%
Time deposits	919,820	3,051	1.32%	743,924	1,175	0.63%
Customer repurchase agreements	179,062	329	0.73%	216,389	393	0.72%
FHLB borrowings	4,020	18	1.78%	71,040	403	2.25%
Subordinated notes payable	11,851	161	5.40%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	96,034	1,004	4.15%	106,054	1,145	4.28%
Total interest-bearing liabilities	6,753,110	7,371	0.43%	6,471,064	4,705	0.29%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,458,831			2,336,778
Other liabilities	193,109			147,796
Shareholders' equity	1,824,869			1,664,234
Total liabilities and shareholders' equity	$11,229,919			$10,619,872

Net interest earnings		$92,261			$87,269

Net interest spread			3.60%			3.62%
Net interest margin on interest-earning assets			3.73%			3.71%

Fully tax-equivalent adjustment		$985			$1,071

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$375,818	$6,339	2.26%	$95,761	$1,188	1.66%
Taxable investment securities (1)	2,319,994	43,037	2.48%	2,577,807	46,275	2.40%
Nontaxable investment securities (1)	404,741	10,879	3.59%	455,816	12,651	3.71%
Loans (net of unearned discount)(2)	6,436,474	228,408	4.74%	6,259,668	213,481	4.56%
Total interest-earning assets	9,537,027	288,663	4.05%	9,389,052	273,595	3.90%
Noninterest-earning assets	1,361,493			1,306,465
Total assets	$10,898,520			$10,695,517

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,436,854	7,825	0.19%	$5,438,539	4,353	0.11%
Time deposits	811,346	6,701	1.10%	753,853	2,924	0.52%
Customer repurchase agreements	215,459	1,189	0.74%	262,999	1,192	0.61%
FHLB borrowings	10,990	208	2.53%	34,179	530	2.07%
Subordinated notes payable	3,994	161	5.40%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	97,297	3,161	4.34%	117,170	3,645	4.16%
Total interest-bearing liabilities	6,575,940	19,245	0.39%	6,606,740	12,644	0.26%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,361,569			2,298,008
Other liabilities	185,456			147,208
Shareholders' equity	1,775,555			1,643,561
Total liabilities and shareholders' equity	$10,898,520			$10,695,517

Net interest earnings		$269,418			$260,951

Net interest spread			3.66%			3.64%
Net interest margin on interest-earning assets			3.78%			3.72%

Fully tax-equivalent adjustment		$2,983			$3,283

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

Table 3: Rate/Volume

	Three months ended September 30, 2019 versus September 30, 2018 Increase (Decrease) Due to Change in (1)			Nine months ended September 30, 2019 versus September 30, 2018 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$3,509	$53	$3,562	$4,587	$564	$5,151
Taxable investment securities	(3,560)	439	(3,121)	(4,743)	1,505	(3,238)
Nontaxable investment securities	(254)	(219)	(473)	(1,383)	(389)	(1,772)
Loans	5,253	2,437	7,690	6,130	8,797	14,927
Total interest-earning assets (2)	4,756	2,902	7,658	4,360	10,708	15,068

Interest paid on:
Interest checking, savings and money market deposits	64	1,155	1,219	(1)	3,473	3,472
Time deposits	332	1,544	1,876	239	3,538	3,777
Customer repurchase agreements	(68)	4	(64)	(237)	234	(3)
FHLB borrowings	(315)	(70)	(385)	(419)	97	(322)
Subordinated notes payable	161	0	161	161	0	161
Subordinated debt held by unconsolidated subsidiary trusts	(106)	(35)	(141)	(640)	156	(484)
Total interest-bearing liabilities (2)	212	2,454	2,666	(59)	6,660	6,601

Net interest earnings (2)	4,451	541	4,992	4,146	4,321	8,467

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2019	2018	2019	2018
Employee benefit services	$24,329	$23,265	$72,170	$68,813
Deposit service charges and fees	11,322	11,087	32,435	32,306
Electronic banking	5,598	5,040	16,345	21,962
Insurance services	8,527	8,270	24,718	23,044
Wealth management services	6,363	6,168	19,290	19,370
Other banking revenues	945	1,536	3,628	3,942
Subtotal	57,084	55,366	168,586	169,437
Gain on sale of investment securities, net	0	0	4,882	0
Unrealized gain on equity securities	10	743	28	722
Loss on debt extinguishment	0	(318)	0	(318)
Total noninterest revenues	$57,094	$55,791	$173,496	$169,841

Noninterest revenues/operating revenues (FTE basis) (1)	38.6%	39.4%	38.9%	39.9%
(1) For purposes of this ratio noninterest revenues exclude net realized gain on sale of investment securities, unrealized gain on equity securities, and loss on debt extinguishment. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities, unrealized gain on equity securities, and loss on debt extinguishment. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding net gain on sale of investment securities and unrealized gain on equity securities, were $57.1 million for the third quarter of 2019 and $168.6 million for the first nine months of 2019.  This represents an increase of $1.7 million, or 3.1%, for the quarter and a decrease of $0.9 million, or 0.5%, for the YTD period in comparison to the equivalent 2018 periods.  The increase for the quarterly period was driven by an increase in employee benefit services revenue, wealth management services revenue, insurance services revenue, deposit service fee revenue and electronic banking revenue, partially offset by a decrease in other banking services revenue.  The decrease for the YTD period was due to the impact that the decrease in debit card-related revenue due to the Durbin amendment had on electronic banking revenue, a decrease in wealth management services revenue and a decrease in other banking services revenues, partially offset by increases in employee benefit services revenue, insurance services revenue and deposit service fee revenue.  In addition to noninterest revenues from recurring banking noninterest revenue and financial services revenues, the Company sold $590.2 million of its available-for-sale Treasury securities in the second quarter of 2019 resulting in a net realized gain of $4.9 million.

General recurring banking noninterest revenue of $17.9 million for the third quarter and $52.4 million for the first nine months of 2019 increased $0.2 million, or 1.1%, and decreased $5.8 million, or 10.0%, respectively, as compared to the corresponding prior year periods.  The quarterly increase was primarily driven by an increase in deposit service fees and electronic banking due to an expanded customer based following the Kinderhook transaction, partially offset by a decrease in mortgage banking revenue between the periods. The YTD decrease was primarily driven by the impact of the Durbin amendment mandated debit interchange price restrictions that were effective at the beginning of the third quarter of 2018, partially offset by the impact of the Kinderhook acquisition in the third quarter of 2019.

Employee benefit services revenue increased $1.1 million, or 4.6%, and $3.4 million, or 4.9%, for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods.  This growth primarily related to growth in the collective investment fund administration and the institutional trust business.  Insurance services revenue was up $0.3 million, or 3.1%, and $1.7 million, or 7.3%, for the third quarter and YTD periods, respectively. Wealth management services revenue was up $0.2 million, or 3.2%, for the third quarter of 2019, but was down $0.1 million for 2019 YTD as compared to the same time period of 2018.

The ratio of noninterest revenues to operating revenues (FTE basis) was 38.6% for the quarter and 38.9% for the nine months ended September 30, 2019, respectively, versus 39.4% and 39.9% for the comparable periods of 2018.  The decrease for the year-to-date period is a function of a decrease of 0.5% in adjusted noninterest revenues primarily due to the impact of the Durbin amendment mandated debit interchange price restrictions, while adjusted net interest income (FTE basis) increased 4.0%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2019	2018	2019	2018
Salaries and employee benefits	$56,061	$51,062	$163,448	$155,323
Occupancy and equipment	9,801	9,770	29,708	29,738
Data processing and communications	10,675	10,509	30,475	29,463
Amortization of intangible assets	3,960	4,427	11,994	13,780
Legal and professional fees	2,595	2,522	7,999	8,047
Business development and marketing	2,604	2,587	8,532	7,301
Acquisition expenses	6,061	(832)	7,789	(769)
Other	5,172	5,188	16,812	14,793
Total noninterest expenses	$96,929	$85,233	$276,757	$257,676

Operating expenses(1)/average assets	3.07%	3.05%	3.15%	3.06%
Efficiency ratio(2)	58.8%	58.0%	59.2%	57.7%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities, unrealized gains and losses on equity securities, and loss on debt extinguishment.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $96.9 million and $276.8 million for the third quarter and YTD periods of 2019, respectively, representing an increase of $11.7 million, or 13.7%, and $19.1 million, or 7.4%, from the prior year periods.  Acquisition-related expenses associated with the Kinderhook acquisition of $6.1 million and $7.8 million are included in third quarter and YTD 2019 noninterest expenses, respectively.  Salaries and employee benefits increased $5.0 million, or 9.8%, and $8.1 million, or 5.2%, for the third quarter and YTD periods of 2019, respectively, as compared to the corresponding periods of 2018. The increase in salaries and benefits was due primarily to an increase in average full-time equivalent employees due to the Kinderhook acquisition, annual merit-based personnel cost increases and an increase in employee benefit costs including a significant increase in employee health care costs.  The remaining change to noninterest expenses can be attributed to occupancy and equipment (up slightly for the quarter and down slightly YTD), data processing and communications (up $0.2 million for the quarter and $1.0 million YTD), amortization of intangible assets (down $0.5 million for the quarter and $1.8 million YTD), legal and professional fees (up $0.1 million for the quarter and down slightly YTD), business development and marketing (up slightly for the quarter and $1.2 million YTD) and other expenses (down slightly for the quarter and up $2.0 million YTD).  Included in other expenses was an increase in expense associated with the non-service related components of net periodic pension benefit (up $0.7 million for the quarter and $2.1 million YTD).

The Company’s efficiency ratio (as defined in the table above) was 58.8% for the third quarter, 0.8% unfavorable to the comparable quarter of 2018.  This resulted from operating expenses (as described above) increasing 6.5%, while operating revenues (as described above) increased by a lesser 5.0%.  The efficiency ratio of 59.2% for the first nine months of 2019 was 1.5% unfavorable compared to the first nine months of 2018 due to 5.0% higher operating expenses (as described above), while operating revenues (as described above) increased by a lesser 2.2% including the impact of the Durbin-related reductions in interchange revenues.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased two basis points versus the prior year quarter and was nine basis points higher than the prior year-to-date period.  Operating expenses (as defined above) increased 6.5% for the quarter and 5.0% for the year-to-date period, while average assets increased 5.7% for the quarter and increased 1.9% for the year-to-date period.

Income Taxes

The third quarter and YTD 2019 effective income tax rates were 21.1% and 19.9%, respectively, as compared to the 21.0% and 20.9% for the comparable periods of 2018.  The increase in the third quarter 2019 effective income tax rate is attributable to a slight decrease in the windfall tax benefit associated with the accounting for share-based transactions.  The decrease in the YTD 2019 effective income tax rate is attributable to an increase in the YTD windfall tax benefit as compared to the prior year period, combined with lower state taxes.  The effective tax rate adjusted to exclude windfall tax benefits was 21.5% for both third quarter and YTD 2019, as compared to 21.5% and 22.2% for the comparable periods of 2018, respectively.

Investment Securities

The carrying value of investments (including unrealized gains and losses on available-for-sale securities) was $2.48 billion at the end of the third quarter, a decrease of $499.9 million from December 31, 2018 and $466.3 million lower than September 30, 2018.  The book value (excluding unrealized gains and losses) of investments decreased $561.3 million from December 31, 2018 and decreased $564.4 million from September 30, 2018.  During the first nine months of 2019, the Company purchased $55.3 million of government agency mortgage-backed securities with an average yield of 3.19%, $55.5 million of obligations of state and political subdivisions with an average fully tax-equivalent yield of 3.52% and $49.9 million in U.S. agency securities with an average yield of 2.49%.  The Company also acquired $37.7 million of available-for-sale securities and $2.1 million of equity and other securities as part of the Kinderhook transaction.  These additions were offset by $148.9 million of investment maturities, calls, and principal payments during the first nine months of 2019, and the sale of $590.2 million of available-for-sale Treasury securities with a remaining maturity of less than five years and a 2.09% yield to maturity.  The sale of investment securities in the second quarter of 2019 resulted in a $4.9 million net realized gain.  The effective duration of the securities portfolio was 2.5 years at the end of the third quarter of 2019, as compared to 2.7 years at year end 2018 and 2.9 years at the end of the third quarter of 2018.

The change in the carrying value of investments is also impacted by the amount of net unrealized gains or losses.  At September 30, 2019, the portfolio had a $46.1 million net unrealized gain, an increase of $61.4 million from the unrealized loss at December 31, 2018 and a $98.1 million increase from the unrealized loss at September 30, 2018.  These changes in the net unrealized position of the portfolio were principally driven by the movements in market interest rates.

Table 6: Investment Securities

	September 30, 2019		December 31, 2018		September 30, 2018
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,482,739	$1,506,647	$2,036,474	$2,023,753	$2,039,086	$1,998,095
Obligations of state and political subdivisions	442,942	458,090	453,640	459,154	473,048	475,365
Government agency mortgage-backed securities	406,329	411,816	390,234	382,477	369,970	358,063
Corporate debt securities	2,542	2,540	2,588	2,546	2,603	2,550
Government agency collateralized mortgage obligations	57,452	58,009	69,342	68,119	73,112	70,706
Total available-for-sale portfolio	2,392,004	2,437,102	2,952,278	2,936,049	2,957,819	2,904,779

Equity and other Securities:
Equity securities, at fair value	251	461	251	432	251	498
Federal Home Loan Bank common stock	6,912	6,912	8,768	8,768	6,343	6,343
Federal Reserve Bank common stock	31,992	31,992	30,690	30,690	30,690	30,690
Other equity securities, at adjusted cost	4,525	5,275	4,969	5,719	4,997	5,747
Total equity and other securities	43,680	44,640	44,678	45,609	42,281	43,278

Total investments	$2,435,684	$2,481,742	$2,996,956	$2,981,658	$3,000,100	$2,948,057

Loans

As shown in Table 7, loans ended the third quarter at $6.85 billion, up $552.3 million, or 8.8%, from one year earlier and up $572.1 million, or 9.1%, from the end of 2018.  The growth during the last nine and twelve months was attributable to both organic and acquired growth, with $471.7 million of the increase attributable to the Kinderhook acquisition.

Table 7: Loans

(000's omitted)	September 30, 2019		December 31, 2018		September 30, 2018
Business lending	$2,779,612	40.6%	$2,396,977	38.2%	$2,403,624	38.2%
Consumer mortgage	2,405,191	35.1%	2,235,408	35.6%	2,220,022	35.2%
Consumer indirect	1,091,980	15.9%	1,083,207	17.2%	1,098,943	17.4%
Consumer direct	187,379	2.7%	178,820	2.8%	184,349	2.9%
Home equity	389,029	5.7%	386,709	6.2%	393,950	6.3%
Total loans	$6,853,191	100.0%	$6,281,121	100.0%	$6,300,888	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing.  The business lending portfolio increased $376.0 million, or 15.6%, from September 30, 2018 and increased $382.6 million from December 31, 2018, with $327.5 million of the increase from Kinderhook.  The Company operates in highly competitive markets for business loans and invests in additional personnel, technology and business development resources to generate organic growth in its business lending portfolio while adhering to its goals or maintaining strong asset quality and producing profitable margins.

Consumer mortgages increased $185.2 million, or 8.3%, from one year ago and increased $169.8 million, or 7.6%, from December 31, 2018.  Excluding the $120.0 million in consumer mortgages from Kinderhook, consumer mortgages increased $65.2 million, or 2.9%, from one year ago and increased $49.8 million, or 2.2%, from December 31, 2018.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  The Company is currently holding primarily all of its new consumer mortgage production due to current market conditions.  Home equity loans decreased $4.9 million, or 1.2%, from one year ago and increased $2.3 million, or 0.6%, from December 31, 2018, including the $16.6 million of home equity loans acquired with the Kinderhook transaction.  The Company continues to experience a low level of utilization of home equity loans due to the current level of market interest rates.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $3.9 million, or 0.3%, from one year ago and increased $17.3 million, or 1.4%, from December 31, 2018, with $7.6 million of the increase relating to consumer direct loans acquired with the Kinderhook transaction.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.  Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2019 and 2018 and December 31, 2018.

Table 8: Nonperforming Assets

(000's omitted)	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans
Business lending	$8,547	$8,370	$7,046
Consumer mortgage	13,059	12,262	12,353
Consumer indirect	0	0	0
Consumer direct	54	0	0
Home equity	1,950	1,912	2,583
Total nonaccrual loans	23,610	22,544	21,982
Accruing loans 90+ days delinquent
Business lending	1,186	179	355
Consumer mortgage	3,147	1,625	1,982
Consumer indirect	209	292	209
Consumer direct	43	52	20
Home equity	479	307	385
Total accruing loans 90+ days delinquent	5,064	2,455	2,951
Nonperforming loans
Business lending	9,733	8,549	7,401
Consumer mortgage	16,206	13,887	14,335
Consumer indirect	209	292	209
Consumer direct	97	52	20
Home equity	2,429	2,219	2,968
Total nonperforming loans	28,674	24,999	24,933
Other real estate owned (OREO)	1,258	1,320	1,142
Total nonperforming assets	$29,932	$26,319	$26,075

Nonperforming loans / total loans	0.42%	0.40%	0.40%
Nonperforming assets / total loans and other real estate	0.44%	0.42%	0.41%
Delinquent loans (30 days old to nonaccruing) to total loans	0.85%	1.00%	0.93%
Net charge-offs to average loans outstanding (quarterly)	0.10%	0.21%	0.11%
Legacy net charge-offs to average legacy loans outstanding (quarterly)	0.12%	0.24%	0.12%
Provision for loan losses to net charge-offs (quarterly)	107%	75%	130%
Legacy provision for loan losses to net charge-offs (quarterly) (1)	51%	76%	138%
(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

The Company’s asset quality profile in the third quarter of 2019 continued to illustrate the long-term effectiveness of the Company’s disciplined credit risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at September 30, 2019 were $29.9 million, a $3.6 million increase versus the level at the end of 2018 and a $3.9 million increase as compared to one year earlier.  Nonperforming loans increased $3.7 million from year-end 2018 and increased $3.7 million from September 30, 2018.  Other real estate owned (“OREO”) at September 30, 2019 of $1.3 million decreased $0.1 million from December 31, 2018 and increased $0.1 million from September 30, 2018.  At September 30, 2019, OREO consisted of 17 residential properties with a total value of $1.0 million and two commercial properties with a value of $0.3 million.  This compares to 18 residential properties with a total value of $1.3 million at December 31, 2018, and 23 residential properties with a total value of $1.1 million at September 30, 2018.  Nonperforming loans were 0.42% of total loans outstanding at the end of the third quarter, two basis points above the level at December 31, 2018 and September 30, 2018.

Approximately 57% of nonperforming loans at September 30, 2019 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers and resulted in relatively stable nonperforming mortgage ratios in recent years, with only a modest increase in the ratio for the third quarter of 2019 compared to the prior year third quarter.  Approximately 34% of the nonperforming loans at September 30, 2019 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The remaining 9% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 172% at the end of the third quarter, as compared to 197% at year-end 2018 and 201% at September 30, 2018.

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

Delinquent loans (30 days past due through non-accruing) as a percent of total loans was 0.85% at the end of the third quarter, 15 basis points below the 1.00% at year-end 2018 and eight basis points below the 0.93% at September 30, 2018.  The business lending delinquency ratio at the end of the third quarter was 15 basis points below the level at December 31, 2018 and 12 basis points below the level at September 30, 2018.  The delinquency ratios for the consumer indirect and consumer direct loan portfolios decreased as compared to the levels at December 31, 2018 and September 30, 2018. The delinquency ratio for the consumer mortgage loan portfolio decreased as compared to the level at December 31, 2018, but was slightly higher than the delinquency ratio at September 30, 2018.  The delinquency ratio for the home equity portfolio increased as compared to December 31, 2018, while the ratio was below the level one year ago.  The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Loan Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$49,310	$49,618	$49,284	$47,583
Charge-offs:
Business lending	305	73	1,774	2,368
Consumer mortgage	200	144	1,040	588
Consumer indirect	2,224	2,364	5,529	6,031
Consumer direct	456	465	1,436	1,324
Home equity	45	221	223	325
Total charge-offs	3,230	3,267	10,002	10,636
Recoveries:
Business lending	290	93	593	404
Consumer mortgage	8	46	44	109
Consumer indirect	1,095	1,190	3,296	3,688
Consumer direct	167	223	567	612
Home equity	32	15	68	31
Total recoveries	1,592	1,567	4,568	4,844

Net charge-offs	1,638	1,700	5,434	5,792
Provision for loans losses	1,751	2,215	5,573	8,342

Allowance for loan losses at end of period	$49,423	$50,133	$49,423	$50,133
Allowance for loan losses / total loans	0.72%	0.80%	0.72%	0.80%
Allowance for legacy loan losses / total legacy loans (1)	0.89%	0.96%	0.89%	0.96%
Allowance for loan losses / nonperforming loans	172%	201%	172%	201%
Allowance for legacy loan losses / legacy nonperforming loans (1)	231%	274%	231%	274%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.00%	0.00%	0.06%	0.11%
Consumer mortgage	0.03%	0.02%	0.06%	0.03%
Consumer indirect	0.41%	0.43%	0.28%	0.30%
Consumer direct	0.59%	0.50%	0.63%	0.51%
Home equity	0.01%	0.21%	0.05%	0.10%
Total loans	0.10%	0.11%	0.11%	0.12%

(1)	Legacy loans exclude loans acquired after January 1, 2009. These ratios are included for comparative purposes to prior periods.

As displayed in Table 9, net charge-offs during the third quarter of 2019 were $1.6 million, $0.1 million lower than the third quarter of 2018.  Net charge-offs for the nine months ended September 30, 2019 were $5.4 million, a $0.4 million decrease from the first nine months of 2018.  The consumer mortgage and consumer direct portfolios experienced higher levels of net charge-offs through the first nine months of 2019, as compared to the first nine months of 2018, while the business lending, home equity and consumer indirect portfolios experienced lower net charge-offs than the prior year-to-date period.  The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2019 was 0.10%, one basis point lower than the third quarter of 2018.  Net charge-off ratios for the third quarter of 2019 for the business lending, consumer mortgage, consumer direct and home equity portfolios were below the Company’s average for the trailing eight quarters.  Due to the highly seasonal nature of the net charge-off ratio for the consumer indirect portfolio it is compared to like quarters in previous periods, and it was below the Company’s average for the third quarters of the previous two years.  The September YTD annualized net charge-off ratio of 0.11% for total loans was one basis point lower than the equivalent prior year period.

The provision for loan losses was $1.8 million in the third quarter, with $0.8 million of provision related to legacy loans and $1.0 million of provision related to acquired loans.  The third quarter provision was $0.5 million lower than the equivalent prior year period.  The third quarter 2019 loan loss provision was $0.1 million more than the level of net charge-offs for the quarter.  The allowance for loan losses of $49.4 million as of September 30, 2019 decreased $0.7 million from the level one year ago.  Stable asset quality metrics have resulted in an allowance for loan losses to total loans ratio of 0.72% at September 30, 2019, eight basis points lower than the level at September 30, 2018 and six basis points lower than the level at December 31, 2018.

As of September 30, 2019, the purchase discount related to the $1.56 billion of remaining non-impaired loan balances acquired from the National Union Bank of Kinderhook, Merchants Bank, Oneida Savings Bank, HSBC Bank USA, N.A., First Niagara Bank, N.A., and Wilber National Bank was approximately $21.8 million, or 1.4% of that portfolio, with $2.3 million included in the allowance for loan losses for acquired loans where the carrying value exceeded the estimated net recoverable value.

Deposits

As shown in Table 10, average deposits of $8.92 billion in the third quarter were $506.6 million, or 6.0%, higher than the third quarter of 2018, and increased $564.5 million, or 6.8%, from the fourth quarter of last year, with $482.8 million of the increase from the third quarter of 2018 and the fourth quarter of last year relating to the Kinderhook acquisition.  The mix of average deposit balances in the third quarter is largely consistent with the prior year quarter and the fourth quarter of 2018.  Core deposits (noninterest checking, interest checking, savings and money markets) represent approximately 90% of the Company’s deposit funding base, while non-core time deposits represent 10% of total average deposits.  The quarterly average cost of deposits was 0.26% for the third quarter of 2019, compared to 0.13% in the third quarter of 2018, reflective of the general increase in rates in the deposit market and inclusion of acquired Kinderhook deposit liabilities between the periods.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.
Average nonpublic fund deposits for the third quarter of 2019 increased $601.7 million, or 8.1%, versus the fourth quarter of 2018 and increased $500.4 million, or 6.7%, versus the year-earlier period, with $448.6 million of the increase over the fourth quarter and year-earlier periods attributable to the Kinderhook acquisition.  Average public fund deposits for the third quarter decreased $37.2 million, or 3.8%, from the fourth quarter of 2018 and increased $6.2 million, or 0.7%, from the third quarter of 2018.  The Kinderhook acquisition was responsible for the addition of $34.2 million of average public fund deposits in the third quarter of 2019.  Public fund deposits as a percentage of total deposits decreased from 11.0% in the third quarter of 2018 to 10.5% in the third quarter of 2019.

Table 10: Quarterly Average Deposits

(000's omitted)	September 30, 2019	December 31, 2018	September 30, 2018
Noninterest checking deposits	$2,458,831	$2,317,042	$2,336,778
Interest checking deposits	2,075,009	1,880,610	1,890,900
Savings deposits	1,540,896	1,450,707	1,464,272
Money market deposits	1,926,418	1,966,279	1,978,485
Time deposits	919,820	741,794	743,924
Total deposits	$8,920,974	$8,356,432	$8,414,359

Nonpublic fund deposits	$7,988,718	$7,386,943	$7,488,333
Public fund deposits	932,256	969,489	926,026
Total deposits	$8,920,974	$8,356,432	$8,414,359

Borrowings

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $233.3 million at the end of the third quarter of 2019, a decrease of $26.0 million from December 31, 2018 and $41.2 million below September 30, 2018.

Borrowings, excluding customer repurchase agreements, at the end of the third quarter of 2019 totaled $95.5 million. This was $58.9 million, or 38.1%, lower than borrowings at December 31, 2018 and $4.5 million, or 4.5%, below the end of the third quarter of 2018.  The decrease from the prior year third quarter was primarily due to the $22.7 million redemption of trust preferred subordinated debt held by MBVT I and KCT in the third quarter of 2019, partially offset by $13.8 million in subordinated notes payable, $2.4 million of FHLB long-term advances and $2.1 million of trust preferred subordinated debt assumed in the third quarter of 2019 as part of the Kinderhook acquisition.  The trust preferred debt held by MBVT I was assumed in the second quarter of 2017 as part of the Merchants Bancshares acquisition, and the trust preferred debt held by KCT was acquired in third quarter of 2019 as part of the Kinderhook acquisition.  The decrease from the fourth quarter of 2018 reflected the impact of the aforementioned redemptions of trust preferred subordinated debt in the third quarter of 2019 and a $54.4 million decrease in FHLB overnight borrowings, partially offset by the subordinated notes, FHLB long-term advances and trust preferred subordinated debt assumed as part of the Kinderhook acquisition.

Shareholders’ Equity

Total shareholders’ equity was $1.84 billion at the end of the third quarter.  This was up $126.6 million from the balance at December 31, 2018.  During the first nine months of 2019, the Company recorded net income of $126.2 million, issued $6.7 million from treasury stock to the Company’s benefit plans, issued $2.5 million of shares under the long-term incentive stock plan, recorded $4.0 million from long-term incentive stock options earned and other comprehensive income increased $47.7 million.  These amounts were partially offset by dividends declared of $60.5 million.  The change in other comprehensive income was comprised of a $46.3 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.4 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $172.1 million, as net income, the issuance of common stock in association with the Company’s stock and benefit plans and an increase in the market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.76% at the end of the third quarter, down 32 basis points from year-end 2018 and four basis points above its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2018 was primarily due to an increase in average assets, excluding intangibles and the market value adjustment on investments, of 5.3% primarily due to the Kinderhook acquisition, while ending shareholders’ equity, excluding intangibles and other comprehensive income items, increased 2.3%, primarily from net earnings retention.  The Tier 1 leverage ratio increased compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 5.4% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, increased 5.1%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.68% decreased 0.88% from December 31, 2018 due primarily to the assets added in the Kinderhook acquisition, and increased 0.55% versus September 30, 2018 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the net tangible equity-to-assets ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets, primarily driven by net earnings retention, as well as the increase in the market value adjustment on available-for-sale securities.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2019 was 47.9%, compared to 42.4% for the nine months ended September 30, 2018.  Dividends declared for the first nine months of 2019 increased 11.6% compared to the first nine months of 2018, as the Company’s quarterly dividend per share was raised from $0.34 to $0.38 in August 2018 and was raised from $0.38 to $0.41 in August 2019, while net income decreased 1.3% over the equivalent year-to-date period primarily due to the impact of the Durbin amendment and the acquisition expenses related to the Kinderhook acquisition.  The 2019 dividend increase marked the Company’s 27th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 1.0% over the last twelve months.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at September 30, 2019.

The Bank’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At September 30, 2019, the Bank had $1.01 billion of cash and cash equivalents of which $781.7 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Bank also had $1.8 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $939.3 million of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of September 30, 2019, this ratio was 13.8% for 30-days and 13.8% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of September 30, 2019, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of September 30, 2019 indicate the Bank has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast, ” “believe,” or other words of similar meaning.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (8) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (9) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for loan losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (10) failure of third parties to provide various services that are important to the Company’s operations;  (11) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (12) the ability to maintain and increase market share and control expenses;  (13) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (14) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (15) the outcome of pending or future litigation and government proceedings; (16) other risk factors outlined in the Company’s filings with the SEC from time to time; and (17) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2019	2018	2019	2018
Income statement data
Net income
Net income (GAAP)	$39,218	$43,106	$126,179	$127,818
Acquisition expenses	6,061	(832)	7,789	(769)
Tax effect of acquisition expenses	(1,277)	174	(1,618)	163
Subtotal (non-GAAP)	44,002	42,448	132,350	127,212
Gain on sales of investment securities, net	0	0	(4,882)	0
Tax effect of gain on sales of investment securities, net	0	0	988	0
Subtotal (non-GAAP)	44,002	42,448	128,456	127,212
Unrealized gain on equity securities	(10)	(743)	(28)	(722)
Tax effect of unrealized gain on equity securities	2	156	5	152
Subtotal (non-GAAP)	43,994	41,861	128,433	126,642
Loss on debt extinguishment	0	318	0	318
Tax effect of loss on debt extinguishment	0	(67)	0	(67)
Operating net income (non-GAAP)	43,994	42,112	128,433	126,893
Amortization of intangibles	3,960	4,427	11,994	13,780
Tax effect of amortization of intangibles	(835)	(928)	(2,390)	(2,883)
Subtotal (non-GAAP)	47,119	45,611	138,037	137,790
Acquired non-impaired loan accretion	(1,637)	(1,980)	(4,269)	(6,083)
Tax effect of acquired non-impaired loan accretion	345	415	854	1,271
Adjusted net income (non-GAAP)	$45,827	$44,046	$134,622	$132,978
Return on average assets
Adjusted net income (non-GAAP)	$45,827	$44,046	$134,622	$132,978
Average total assets	11,229,919	10,619,872	10,898,520	10,695,517
Adjusted return on average assets (non-GAAP)	1.62%	1.65%	1.65%	1.66%
Return on average equity
Adjusted net income (non-GAAP)	$45,827	$44,046	$134,622	$132,978
Average total equity	1,824,869	1,664,234	1,775,555	1,643,561
Adjusted return on average equity (non-GAAP)	9.96%	10.50%	10.14%	10.82%

Earnings per common share
Diluted earnings per share (GAAP)	$0.75	$0.83	$2.41	$2.46
Acquisition expenses	0.12	(0.02)	0.15	(0.02)
Tax effect of acquisition expenses	(0.03)	0.00	(0.03)	0.00
Subtotal (non-GAAP)	0.84	0.81	2.53	2.44
Gain on sales of investment securities, net	0.00	0.00	(0.10)	0.00
Tax effect of gain on sales of investment securities, net	0.00	0.00	0.02	0.00
Subtotal (non-GAAP)	0.84	0.81	2.45	2.44
Unrealized gain on equity securities	0.00	(0.01)	0.00	(0.01)
Tax effect of unrealized gain on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.84	0.80	2.45	2.43
Loss on debt extinguishment	0.00	0.01	0.00	0.01
Tax effect of loss on debt extinguishment	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.84	0.81	2.45	2.44
Amortization of intangibles	0.08	0.08	0.23	0.27
Tax effect of amortization of intangibles	(0.02)	(0.02)	(0.05)	(0.06)
Subtotal (non-GAAP)	0.90	0.87	2.63	2.65
Acquired non-impaired loan accretion	(0.03)	(0.04)	(0.08)	(0.12)
Tax effect of acquired non-impaired loan accretion	0.01	0.01	0.02	0.02
Diluted adjusted net earnings per share (non-GAAP)	$0.88	$0.84	$2.57	$2.55

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted)	2019	2018	2019	2018
Noninterest operating expenses
Noninterest expenses (GAAP)	$96,929	$85,233	$276,757	$257,676
Amortization of intangibles	(3,960)	(4,427)	(11,994)	(13,780)
Acquisition expenses	(6,061)	832	(7,789)	769
Total operating expenses (non-GAAP)	$86,908	$81,638	$256,974	$244,665

Efficiency ratio
Operating expenses (non-GAAP) - numerator	$86,908	$81,638	$256,974	$244,665
Fully tax-equivalent net interest income	92,261	87,269	269,418	260,951
Noninterest revenues	57,094	55,791	173,496	169,841
Acquired non-impaired loan accretion	(1,637)	(1,980)	(4,269)	(6,083)
Gain on sales of investment securities, net	0	0	(4,882)	0
Unrealized gain on equity securities	(10)	(743)	(28)	(722)
Loss on debt extinguishment	0	318	0	318
Operating revenues (non-GAAP) - denominator	$147,708	$140,655	$433,735	$424,305
Efficiency ratio (non-GAAP)	58.8%	58.0%	59.2%	57.7%

(000's omitted)	September 30, 2019	December 31, 2018	September 30, 2018
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$11,597,297	$10,607,295	$10,659,567
Intangible assets	(840,685)	(807,349)	(811,700)
Deferred taxes on intangible assets	46,048	46,370	46,882
Total tangible assets (non-GAAP)	$10,802,660	$9,846,316	$9,894,749

Total common equity
Shareholders' Equity (GAAP)	1,840,421	1,713,783	$1,668,345
Intangible assets	(840,685)	(807,349)	(811,700)
Deferred taxes on intangible assets	46,048	46,370	46,882
Total tangible common equity (non-GAAP)	$1,045,784	$952,804	$903,527

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,045,784	$952,804	$903,527
Total tangible assets (non-GAAP) - denominator	$10,802,660	$9,846,316	$9,894,749
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.68%	9.68%	9.13%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using September 30, 2019 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2019 (000’s omitted)
+200 basis points	$7,834
+100 basis points	$5,427
-100 basis points	$(2,963)
-175 basis points	$(7,499)

The short term modeled net interest income (NII) increases in the rising rate environments largely due to assumed higher rates on new loans, including variable and adjustable rate loans.  These increases are partially offset by anticipated higher deposit costs.  Over the longer time period, the growth in NII continues to improve in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the third quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	1,028	$65.55	0	2,500,000
August 1-31, 2019	0	0.00	0	2,500,000
September 1-30, 2019	0	0.00	0	2,500,000
Total (1)	1,028	$65.55

(1) Included in the common shares repurchased were 1,028 shares acquired by the Company in connection with the administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (3)
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

Community Bank System, Inc.

Date: November 12, 2019	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 12, 2019	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer