Form 10-K
period 2019-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2020-03-02
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to                                           .
Commission file number 001-13695
(Exact name of registrant as specified in its charter)

Delaware	16-1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 445-2282

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CBU	New York Stock Exchange LLC

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2019 (the registrant’s most recently completed second fiscal quarter): $3,341,455,914.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2020: 51,914,175

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 15, 2020 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2019, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.  The Company also sponsors one unconsolidated subsidiary business trust formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers.  As of December 31, 2019, the Bank operates 231 full-service branches operating as Community Bank, N.A. throughout 40 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial property insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2015-2019)

Steuben Trust Corporation - Pending Acquisition
On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for approximately $104.4 million in Company stock and cash.  Steuben currently operates 14 branch locations in Western New York. The acquisition will extend the Company’s footprint into two new counties in Western New York State and enhance the Company’s presence in four Western New York State counties in which it currently operates. The acquisition is expected to close during the second quarter of 2020, pending both customary regulatory and Steuben shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

Financial Services Practice – Syracuse, NY
On September 18, 2019, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of a practice engaged in the financial services business headquartered in Syracuse, New York. The Company paid $0.5 million in cash to acquire a customer list, and recorded a $0.5 million customer list intangible asset in conjunction with the acquisition.

Kinderhook Bank Corp.
On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.3 million in goodwill.

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

Services

Banking
The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont and Western Massachusetts.  The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (as a non-member bank) (collectively, referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services
Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management
Through the Bank, its trust department, CISI, Carta Group, and Nottingham, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services.  The Company offers investment alternatives including stocks, bonds, mutual funds and advisory products.

Insurance Agency
Through OneGroup, the Company offers personal and commercial lines of insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services.  OneGroup represents many leading insurance companies.

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

The table below summarizes the Bank’s deposits and market share by the fifty-four counties of New York, Pennsylvania, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2019.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
County	State	Deposits as of 6/30/2019(1) (000's omitted)	Market Share(1)	Branches	ATM's	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position
Grand Isle	VT	$38,229	100.00%	1	1	1	1
Lewis	NY	193,316	70.95%	4	4	3	3
Hamilton	NY	59,183	55.92%	2	2	2	2
Franklin	NY	351,577	55.63%	6	6	5	5
Madison	NY	399,052	47.14%	8	8	5	5
Allegany	NY	301,879	44.05%	9	10	8	8
Cattaraugus	NY	560,348	37.78%	10	11	7	6
Otsego	NY	343,793	29.45%	10	10	6	5
Seneca	NY	128,869	25.54%	4	3	4	3
Saint Lawrence	NY	458,019	24.42%	13	12	11	10
Schuyler	NY	53,512	22.95%	1	1	1	1
Yates	NY	96,230	22.53%	3	2	2	1
Wyoming	PA	146,007	21.37%	4	4	4	3
Clinton	NY	363,824	21.35%	4	7	2	2
Jefferson	NY	404,712	21.27%	7	9	6	5
Chautauqua	NY	397,076	19.54%	12	12	10	6
Livingston	NY	199,581	19.18%	5	6	5	4
Essex	NY	126,558	14.83%	5	5	4	3
Orange	VT	48,712	14.08%	2	2	2	2
Oswego	NY	195,433	12.56%	4	5	4	2
Wayne	NY	134,571	10.81%	3	4	2	2
Ontario	NY	241,373	9.92%	7	13	5	3
Caledonia	VT	64,197	9.70%	2	2	2	1
Bennington	VT	77,325	9.12%	2	4	2	0
Addison	VT	56,928	9.11%	2	2	2	1
Delaware	NY	128,095	8.65%	5	5	5	4
Tioga	NY	38,709	8.31%	2	2	2	1
Chittenden	VT	515,512	7.50%	9	10	6	4
Rutland	VT	106,041	7.32%	3	4	2	1
Franklin	VT	47,188	7.30%	2	2	2	1
Herkimer	NY	53,224	6.76%	1	1	1	1
Lackawanna	PA	394,431	6.54%	11	11	8	4
Luzerne	PA	449,879	6.54%	10	14	8	4
Susquehanna	PA	59,522	6.44%	2	1	2	1
Steuben	NY	190,635	6.04%	8	8	7	3
Chemung	NY	66,162	5.85%	2	2	1	0
Lamoille	VT	29,036	4.55%	1	1	1	1
Windham	VT	47,329	4.47%	2	3	2	1
Schoharie	NY	21,490	4.38%	1	1	1	0
Carbon	PA	42,891	4.30%	2	2	2	0
Oneida	NY	251,953	3.99%	6	8	5	3
Windsor	VT	53,160	3.83%	2	2	2	0
Cayuga	NY	44,746	3.79%	2	2	2	1
Washington	VT	87,015	3.37%	3	4	3	1
Bradford	PA	38,945	3.00%	2	2	2	1
Washington	NY	20,951	2.80%	1	0	1	1
Chenango	NY	23,990	2.29%	2	2	1	0
Onondaga	NY	278,350	2.13%	4	5	4	1
Warren	NY	36,971	1.78%	1	1	1	1
Ulster	NY	27,662	0.63%	1	1	1	1
Broome	NY	26,928	0.42%	1	1	1	0
Erie	NY	145,933	0.32%	4	4	3	2
Hampden	MA	31,703	0.25%	1	1	1	0
Tompkins	NY	5,387	0.17%	1	0	1	0
		$8,704,142	5.49%	222	245	183	122
(1) Deposits and Market Share data as of June 30, 2019, the most recent information available from SNL Financial LLC.  Deposit amounts include $215.9 million of intercompany balances that are eliminated upon consolidation.

Employees

As of December 31, 2019, the Company employed 2,752 full-time employees and 286 part-time and temporary employees.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies.  Affiliated entities, including BPAS, GTC, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, OneGroup, and Carta Group are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

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

The Office of the Comptroller of the Currency Regulation
The Bank is supervised and regularly examined by the OCC.  The various laws and regulations administered by the OCC affect the Company’s practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies.  It also affects the Bank’s business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices.  The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment.  Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC.  The Bank is well capitalized under regulatory standards administered by the OCC.  For additional information on our capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity” and Note P to the Financial Statements.

Federal Home Loan Bank
The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending.  The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2019.

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

For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.  The Bank’s FDIC insurance for 2019 was based on an assessment rate of three basis points.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  In September 2018, the DIF reserve ratio reached 1.36%, exceeding the required reserve ratio of 1.35% ahead of the September 30, 2020 deadline.  Since the DIF reserve ratio remained above 1.35% in 2019, the Bank was permitted to offset its FDIC insurance assessments in 2019 with Small Bank Assessment Credits issued by the FDIC in January 2019.  The Bank offset $1.5 million of FDIC insurance assessments in 2019 with Small Bank Assessment Credits.  FDIC insurance expense net of Small Bank Assessment Credits in 2019 totaled $1.4 million, compared to $3.2 million in 2018 and $3.5 million in 2017.

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

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.  The Company became subject to the interchange fee cap mandated by the Dodd-Frank Act beginning on July 1, 2018.  As such, the fees the Company received on and after July 1, 2018 for an electronic debit transaction were capped at the statutory limit.  Prior to July 1, 2018, the Company was exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year.

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.  Since the Company’s total consolidated assets exceed $10 billion the Company is subject to the direct supervision of the CFPB.  The CFPB has issued numerous regulations and amendments under which the Company and the Bank may continue to incur additional expense in connection with its ongoing compliance obligations.  Significant recent CFPB developments that may affect operations and compliance costs include:

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

As of October 2019, the five federal agencies identified above with rulemaking authority with respect to the Volcker Rule finalized amendments to the proprietary trading provisions of the Volcker Rule.  These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies.  These amendments to the Volcker Rule are not material to the Company’s investing and trading activities.

On January 30, 2020, the five federal agencies proposed additional amendments to the Volcker Rule related to the restrictions on ownership interests and relationships with covered funds.  The ultimate benefits or consequences of these amendments will depend on their final form, which the Company cannot predict.

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

The Capital Rules implement the Basel Committee’s December 2010 capital framework (known as “Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. Basel I risk-based capital rules.  The Capital Rules define the components of capital and address other issues in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one, based in part, on the standardized approach set forth in “Basel II”.  The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies’ rules.

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

Beginning in 2016, the Capital Rules required the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it was fully phased-in at the beginning of 2019, banking organizations were required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization is required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

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

Consistent with Section 171 of the Dodd-Frank Act, the Capital Rules allow certain bank holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital if they had less than $15 billion in assets as of December 31, 2009 and the securities were issued before May 19, 2010.  Accordingly, the trust preferred securities on the Company’s balance sheet will be included as Tier 1 capital while they are outstanding, unless the Company completes an acquisition of a depository institution holding company that did not meet this criteria, or are acquired by such an organization, after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the Capital Rules and would be included as Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).

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

Consumer Protection Laws
In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include but are not limited to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), the Servicemembers Civil Relief Act (“SCRA”), the Military Lending Act (“MLA”), and various state law counterparts.

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

The CFPB issued the final rules implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprises, Federal Housing Administration, and Veterans Administration underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The Bank has created policies and procedures to comply with these consumer protection requirements.

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

Reforms to and uncertainty regarding the London Interbank Offered Rate (“LIBOR”) may adversely affect LIBOR-based financial arrangements of the Company.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is not currently possible to predict the effect of any such alternatives on the value of LIBOR-based financial arrangements. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing the U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question. Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms to LIBOR, may adversely affect LIBOR rates and the value of LIBOR-based financial arrangements of the Company. The implementation of an alternative index or indices for the Company’s financial arrangements may result in the Company incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with customers over the appropriateness or comparability of the alternative index to LIBOR, which could have an adverse effect on the Company’s results of operations.

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

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets.  The Company is now subject to the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates, (3) limitations on interchange fees for debit card transactions, (4) heightened compliance standards under the Volcker Rule, and (5) enhanced supervision as a larger financial institution.  The imposition of these regulatory requirements and increased supervision may continue to require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit our ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

The Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework which substantially amended the regulatory risk-based capital rules applicable to the Company. The rules phased in over time and became fully effective in 2019.  A capital conservation buffer was phased in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Company’s information systems may experience an interruption or security breach and expose the Company to additional operational compliance and legal risks.

The Company relies heavily on existing and emerging communications and information systems to conduct its business.  The Company may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, cyber-attacks and other means.  The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time.  The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems.  Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.  The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

Evolving data security and privacy requirements could increase the Company’s costs and expose it to additional operational, compliance, and legal risks.

The Company’s business requires the secure processing and storage of sensitive information relating to its customers, employees, business partners, and others.  However, like any financial institution operating in today’s digital business environment, the Company is subject to threats to the security of its networks and data, as described above.  These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world.  In response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S. and the European Union and as a result, the Company must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident.  This regulatory environment is increasingly challenging and may present material obligations and risks to the Company’s business, including significantly expanded compliance burdens, costs and enforcement risks.

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

The Company’s business depends on the creditworthiness of its customers.  The Company reviews the allowance for loan losses quarterly for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  If the Company’s assumptions prove to be incorrect, the Company’s allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease its net income.  It is possible that over time the allowance for loan losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.  On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL. Under this new standard, the Company’s required allowance for credit losses may fluctuate more significantly from period to period due to changes in economic conditions, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit factors, including the level of delinquent loans.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures held with an unconsolidated subsidiary trust.  As of December 31, 2019, the Company had $77.3 million of subordinated junior debentures held with an unconsolidated subsidiary trust outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures held with an unconsolidated subsidiary trust for a period not exceeding 20 quarters, although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures held with an unconsolidated subsidiary trust, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

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

A portion of the Company’s loan portfolio was acquired primarily through whole-bank acquisitions and was not underwritten by the Company at origination.

At December 31, 2019, 21% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense.  The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees.  If the Company provides inadequate succession planning or is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

The outbreak of the novel coronavirus (“COVID-19”), or an outbreak of other highly infectious or contagious diseases, could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  Further, the spread of the outbreak could cause severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy which could disrupt the Company’s operations and if the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  For example, the Company has certain customers that are engaged in international trade, travel and tourism and their businesses may be adversely affected by quarantines and travel restrictions in countries affected by COVID-19.  The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in business and cause such customers to be unable to fulfill their repayment obligations to the Company.  Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company.

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 273 properties, of which 165 are owned and 108 are under lease arrangements.  With respect to the Banking segment, the Company operates 231 full-service branches and 11 facilities for back office banking operations.  With respect to the Employee Benefit Services segment, the Company operates 11 customer service facilities, all of which are leased.  With respect to the All Other segment, the Company operates 20 customer service facilities, all of which are leased.  Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2019 had a net book value of $83.9 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2019, the Company paid $8.8 million of rental fees for facilities leased for its operations.  Effective January 1, 2019, the Company adopted new lease accounting guidance in accordance with Accounting Standards Update 2016-02, Leases (Topic 842) that requires recognition of a liability associated with future payments under lease agreements and a right-of-use asset representing the right to use the underlying assets.  The adoption of this new guidance resulted in the recognition of a lease liability of $34.2 million and corresponding right-of-use asset of $34.2 million.  As of December 31, 2019, the lease liability and corresponding right-of-use asset were $40.9 million and $39.9 million, respectively.  See the “New Accounting Pronouncements” Section of Note A on page 74 of the Notes to the Consolidated Financial Statements for further information about this guidance.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 4A.  Information about our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position

Mark E. Tryniski	59
Director, President and Chief Executive Officer.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	55
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

George J. Getman	63
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Joseph E. Sutaris	52
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

Joseph F. Serbun	59
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

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 51,891,678 shares of common stock outstanding on January 31, 2020, held by approximately 3,766 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend
2019
4th	$71.07	$60.09	$0.41
3rd	$66.12	$59.51	$0.41
2nd	$67.47	$61.10	$0.38
1st	$64.92	$56.94	$0.38

2018
4th	$65.66	$54.72	$0.38
3rd	$66.52	$60.04	$0.38
2nd	$61.98	$52.61	$0.34
1st	$57.00	$51.22	$0.34

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.41 per share for the first quarter of 2020.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2014 and reinvestment of dividends.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	486,940	$30.98	52,900
2014 Long-term Incentive Plan	1,212,842	40.62	1,105,625
Equity compensation plans not approved by security holders	0	0	0
Total	1,699,782	$37.86	1,158,525

(1) The number of securities includes 196,788 shares of unvested restricted stock.

Stock Repurchase Program
At its December 2018 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,500,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2019.  There were no treasury stock purchases made under this authorization in 2019.  At its December 2019 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,600,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period starting January 1, 2020.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2019 (1)	1,187	$61.64	0	2,500,000
November 1-30, 2019	0	0.00	0	2,500,000
December 1-31, 2019	0	0.00	0	2,500,000
Total	1,187	$61.64

(1) Included in the common shares repurchased were 1,187 shares acquired by the Company in connection with administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2019.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2019	2018	2017	2016	2015
Income Statement Data:
Loan interest income	$308,210	$286,165	$253,949	$211,467	$187,743
Investment interest income	77,517	76,568	75,506	73,720	71,879
Interest expense	26,552	17,678	13,780	11,291	11,202
Net interest income	359,175	345,055	315,675	273,896	248,420
Provision for loan losses	8,430	10,837	10,984	8,076	6,447
Noninterest income	225,718	223,720	202,421	155,625	123,303
Gain (loss) on investment securities & loss on debt extinguishment, net	4,901	339	2	0	(4)
Acquisition expenses and litigation settlement	8,608	(769)	25,986	1,706	7,037
Other noninterest expenses	363,418	346,058	321,163	265,142	226,018
Income before income taxes	209,338	212,988	159,965	154,597	132,217
Net income	169,063	168,641	150,717	103,812	91,230
Diluted earnings per share	3.23	3.24	3.03	2.32	2.19

Balance Sheet Data:
Cash equivalents	$43,243	$29,083	$19,652	$24,243	$21,931
Investment securities	3,088,343	2,981,658	3,081,379	2,784,392	2,847,940
Loans	6,890,543	6,281,121	6,256,757	4,948,562	4,801,375
Allowance for loan losses	(49,911)	(49,284)	(47,583)	(47,233)	(45,401)
Intangible assets	836,923	807,349	825,088	480,844	484,146
Total assets	11,410,295	10,607,295	10,746,198	8,666,437	8,552,669
Deposits	8,994,967	8,322,371	8,444,420	7,075,954	6,873,474
Borrowings	344,873	413,682	485,896	248,370	403,446
Shareholders’ equity	1,855,234	1,713,783	1,635,315	1,198,100	1,140,647

Capital and Related Ratios:
Cash dividends declared per share	$1.58	$1.44	$1.32	$1.26	$1.22
Book value per share	35.82	33.43	32.26	26.96	26.06
Tangible book value per share (1)	20.52	18.59	16.94	17.12	15.90
Market capitalization (in millions)	3,674	2,988	2,725	2,746	1,748
Tier 1 leverage ratio	10.80%	11.08%	10.00%	10.55%	10.32%
Total risk-based capital to risk-adjusted assets	17.99%	19.06%	17.45%	19.10%	18.08%
Tangible equity to tangible assets (1)	10.01%	9.68%	8.61%	9.24%	8.59%
Dividend payout ratio	48.4%	43.8%	43.5%	53.7%	55.5%
Period end common shares outstanding	51,794	51,258	50,696	44,437	43,775
Diluted weighted-average shares outstanding	52,370	51,975	49,665	44,720	41,605

Selected Performance Ratios:
Return on average assets	1.53%	1.58%	1.49%	1.20%	1.17%
Return on average equity	9.42%	10.20%	10.21%	8.57%	8.87%
Net interest margin	3.76%	3.73%	3.69%	3.71%	3.73%
Noninterest revenues/operating revenues (FTE) (2)	38.7%	39.6%	38.8%	35.5%	32.3%
Efficiency ratio (3)	59.6%	58.0%	58.3%	59.6%	58.2%

Asset Quality Ratios:
Allowance for loan losses/total loans	0.72%	0.78%	0.76%	0.95%	0.95%
Nonperforming loans/total loans	0.35%	0.40%	0.44%	0.48%	0.50%
Allowance for loan losses/nonperforming loans	206%	197%	173%	199%	190%
Loan loss provision/net charge-offs	108%	119%	103%	129%	101%
Net charge-offs/average loans	0.12%	0.15%	0.18%	0.13%	0.15%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 26 and the Company’s Consolidated Financial Statements and related notes that appear on pages 60 through 111.  All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure.  The term “this year” and equivalent terms refer to results in calendar year 2019, “last year” and equivalent terms refer to calendar year 2018, and all references to income statement results correspond to full-year activity unless otherwise noted.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted net” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, the unrealized gain (loss) on equity securities, loss on debt extinguishment and the one-time benefit from the revaluation of net deferred tax liabilities.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisitions and other non-recurring activity in its reported results.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

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

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; components of net interest margin; noninterest revenues; noninterest expenses; asset quality; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of recently acquired businesses.

On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for approximately $104.4 million in Company stock and cash.  Steuben currently operates 14 branch locations in Western New York.  The acquisition will extend the Company’s footprint into two new counties in Western New York State and enhance the Company’s presence in four Western New York State counties in which it currently operates. The acquisition is expected to close during the second quarter of 2020, pending both customary regulatory and Steuben shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.3 million in goodwill.

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

The Company reported net income of $169.1 million for the year ended December 31, 2019 that was 0.3% above the prior year, while earnings per share of $3.23 for the year was 0.3% below the prior year.  The increase in net income was due in part to the expanded business activities from the Kinderhook acquisition completed in the third quarter of 2019.  Contributing to the increase in net income was an increase in net interest income, a decrease in the provision for loan losses, an increase in gain on sales of investment securities, higher noninterest revenues and lower income taxes.  Partially offsetting these items were an increase in acquisition expenses, an increase in noninterest expenses and an increase in weighted average diluted shares outstanding attributable to shares issued in connection with the administration of the Company’s 401(k) plan and employee stock plan.  Net income adjusted to exclude acquisition expenses, gain on sales of investment securities, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion (“Adjusted Net Income”), increased $4.1 million, or 2.3%, compared to the prior year.  Earnings per share adjusted to exclude acquisition expenses, gain on sales of investment securities, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles and acquired non-impaired loan accretion (“Adjusted Earnings Per Share”), of $3.44 increased $0.05, or 1.5%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets, primarily reflective of the Kinderhook acquisition completed in July 2019.  Average deposits increased in 2019 as compared to 2018, reflective of organic growth and the impact of the Kinderhook acquisition.  Average external borrowings in 2019 decreased from 2018 reflective of a decrease in securities sold under an agreement to repurchase (“customer repurchase agreements”) as well as a decrease in overnight borrowings and a decrease in subordinated debt held by unconsolidated subsidiary trusts.  The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by MBVT Statutory Trust I (“MBVT I”) and the Kinderhook Capital Trust (“KCT”) during the third quarter of 2019, partially offset by subordinated debt acquired with the Kinderhook transaction.  Asset quality in 2019 remained stable and favorable in comparison to the end of 2018, with nonperforming loan ratios, the delinquency ratio and the full year net charge-off ratio at December 31, 2019 all improved from one year earlier.

Net Income and Profitability

Net income for 2019 was $169.1 million, an increase of $0.4 million, or 0.3%, from 2018’s earnings.  Earnings per share for 2019 was $3.23, down $0.01, or 0.3%, from 2018’s results.  Net income and earnings per share for 2019 were impacted by $8.6 million of acquisition expenses primarily related to the Kinderhook acquisition, while the Company recovered $0.8 million of vendor contract termination charges in 2018 that were initially recorded as an acquisition expense in the second quarter of 2017.  Adjusted Net Income increased $4.1 million, or 2.3%, compared to the prior year.  Adjusted Earnings per Share of $3.44 increased $0.05, or 1.5%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2018 was $168.6 million, an increase of $17.9 million, or 11.9%, from 2017’s earnings, while earnings per share for 2018 was $3.24, up $0.21, or 6.9%. The 2018 results included the aforementioned $0.8 million recovery of vendor contract termination charges, while the 2017 results included $26.0 million, or $0.37 per share, of acquisition expenses primarily related to the Merchants and NRS acquisitions.  Adjusted Earnings per Share of $3.39 in 2018 increased $0.59, or 21.1%, compared to the prior year.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2019	2018	2017	2016	2015
Net interest income	$359,175	$345,055	$315,675	$273,896	$248,420
Provision for loan losses	8,430	10,837	10,984	8,076	6,447
Gain/(Loss) on sales of investment securities, net	4,882	0	2	0	(4)
Unrealized gain on equity securities	19	657	0	0	0
Loss on debt extinguishment	0	(318)	0	0	0
Noninterest revenue	225,718	223,720	202,421	155,625	123,303
Acquisition expenses and litigation settlement	8,608	(769)	25,986	1,706	7,037
Other noninterest expenses	363,418	346,058	321,163	265,142	226,018
Income before taxes	209,338	212,988	159,965	154,597	132,217
Income taxes	40,275	44,347	9,248	50,785	40,987
Net income	$169,063	$168,641	$150,717	$103,812	$91,230

Diluted weighted average common shares outstanding	52,370	51,975	49,665	44,720	41,605
Diluted earnings per share	$3.23	$3.24	$3.03	$2.32	$2.19

The Company operates in three business segments: Banking, Employee Benefit Services and All Other.  The banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises.  In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services.  Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust services; collective investment fund; fund administration, transfer agency; retirement plan and VEBA/HRA and health savings account plan administration services; actuarial services; and healthcare consulting services.  BPAS services more than 3,800 benefit plans with approximately 450,000 plan participants and holds more than $89.3 billion in employee benefit trust assets.  In addition, BPAS employs 370 professionals located in 18 states, and occupies 11 offices located in Massachusetts, New York, New Jersey, Pennsylvania, Texas and Puerto Rico.  The All Other segment is comprised of wealth management and insurance services.  Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI and The Carta Group, Inc. (“The Carta Group”), and asset advisory services provided by Nottingham Advisors, Inc. (“Nottingham”).  The insurance services activities include the offerings of personal and commercial property insurance and other risk management products and services provided by OneGroup NY, Inc. (“OneGroup”).  For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2019 earnings performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING
•
Net interest income increased $13.8 million, or 4.0%.  This was the result of a $295.4 million increase in average interest earning assets and an 11 basis point increase in the average yield on earning assets, partially offset by a $97.5 million increase in average interest-bearing liabilities and a 13 basis point increase in the average rate on interest-bearing liabilities.  Average loans grew $278.9 million driven primarily by the Kinderhook acquisition, and the yield on loans increased 15 basis points from the prior year.  Also contributing to the growth in interest income was a $16.6 million increase in the average book value of investments, including cash equivalents.  The increase in the average book balance of investments was the net result of investment purchases of $810.1 million in investment purchases during the year and $39.8 million of investments acquired with the Kinderhook transaction, partially offset by $209.9 million in investment maturities, calls and principal payments, as well as the sale of $590.2 million of available-for-sale Treasury securities.  The average yield on investments, including cash equivalents, was consistent with the prior year at 2.58%.  Average interest-bearing deposits increased $178.5 million due primarily to the addition of deposits from the Kinderhook acquisition.  Borrowing interest expense decreased year-over-year as a result of a decrease in average balances of $81.0 million, or 19.8%, partially offset by a blended rate that was 14 basis points higher than the prior year.

•
The loan loss provision of $8.4 million decreased $2.4 million, or 22.2%, from the prior year level.  Net charge-offs of $7.8 million were $1.3 million less than 2018.  This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.12%, which was three basis points lower than the prior year.  Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned both decreased five basis points compared to December 31, 2018 levels.  Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 44 through 48.

•
Banking noninterest revenue for 2019, excluding unrealized gain on equity securities, loss on debt extinguishment and gain on sales of investment securities, of $70.5 million decreased by $4.9 million from 2018’s level.  The decrease in noninterest revenue included an $0.11 per diluted share impact on deposit service fees due to the debit interchange fee limitations established by the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Durbin amendment”) that were effective for the Company beginning in the third quarter of 2018.  This negative impact of the Durbin amendment was partially offset by an increase in the volume of deposit services fees related to deposit relationships acquired with the Kinderhook transaction.

•
Total banking noninterest expenses, including acquisition expenses, increased $23.2 million, or 9.8%, in 2019 reflective of the $8.6 million in one-time acquisition expenses incurred in 2019, additional expenses associated with an expanded branch network from the Kinderhook acquisition, as well as continued investment in risk management initiatives, business development and marketing, technology and data processing costs.  Excluding acquisition expenses, banking noninterest expenses increased $13.8 million, or 5.8%.

EMPLOYEE BENEFIT SERVICES
•
Employee benefit services noninterest revenue for 2019 of $99.5 million increased $5.0 million, or 5.3%, from the prior year level, due to the organic growth and an increase in employee benefit trust assets.

•
Employee benefit services noninterest expenses for 2019 totaled $66.2 million.  This represented an increase from 2018 of $1.9 million, or 3.0%, and was attributable to an increase in personnel costs associated with the continued buildout of resources to support an expanding revenue base.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)
•
Wealth management and insurance services noninterest revenue for 2019 was $59.1 million; an increase of $1.9 million from the prior year level.  The increase was primarily due to organic growth in revenue from insurance products and services provided by OneGroup.  Also contributing to the increase was modest growth in wealth management revenue from organic and acquired sources, including the expansion of operations resulting from the two wealth management related acquisitions completed in 2019.

•
Wealth management and insurance services noninterest expenses of $48.6 million increased $1.6 million, or 3.5%, from 2018 primarily due to increased personnel and data processing costs associated with the aforementioned organic and acquired growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2019	2018	2017
Return on average assets	1.53%	1.58%	1.49%
Return on average equity	9.42%	10.20%	10.21%
Dividend payout ratio	48.4%	43.8%	43.5%
Average equity to average assets	16.25%	15.50%	14.63%

As displayed in Table 2, the 2019 return on average assets ratio decreased five basis points and the return on average equity ratio decreased 78 basis points as compared to 2018.  The decrease in return on average assets was primarily the result of an increase in average assets, primarily related to the Kinderhook acquisition, which outpaced the increase in net income that was impacted by $8.6 million in acquisition expenses incurred in 2019.  The return on average equity ratio decreased in 2019 as the increase in average equity outpaced net income that was impacted by the aforementioned acquisition expenses.  The return on average assets ratio in 2018 increased nine basis points, while the return on average equity ratio decreased one basis point as compared to 2017.  The increase in return on average assets was primarily the result of an increase in net income, reflective of a full year of activities from the Merchants and NRS transactions, which outpaced the increase in average assets.  The return on average equity ratio decreased slightly in 2018 as the increase in average equity due primarily to the impact of the shares issued for the Merchants and NRS acquisitions and earnings retention slightly outpaced the increase in net income.  The return on average assets adjusted to exclude acquisition expenses, gain on sales of investment securities, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion decreased two basis points to 1.63% in 2019, as compared to 1.65% in 2018.  The return on average equity adjusted to exclude acquisition expenses, gain on sales of investment securities, unrealized gain on equity securities, loss on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion decreased 61 basis points to 10.03% in 2019, from 10.64% in 2018.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2019 increased 4.6% from 2018 as the 10.7% increase in dividends declared from 2018 was higher than the 0.3% increase in net income.  The increase in dividends declared in 2019 was a result of a 9.7% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.  The dividend payout ratio for 2018 increased 0.3% from 2017 as the 12.7% increase in dividends declared from 2017 was modestly higher than the 11.9% increase in net income.  The increase in dividends declared in 2018 was a result of a 9.1% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.

The average equity to average assets ratio continued to increase in 2019 as the growth in common shareholders’ equity outpaced the growth in assets.  During 2019, average equity increased 8.5% while average assets increased at a rate of 3.5%.  In 2018 average equity rose 12.0% and average assets grew 5.7% in comparison to 2017.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on borrowings.  Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of earning assets.

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $363.2 million in 2019, an increase of $13.8 million, or 3.9%, from the prior year.  The increase is a result of a $295.4 million, or 3.2%, increase in average interest-earning assets and an 11 basis point increase in the average yield on interest-earning assets, partially offset by a $97.5 million increase in average interest-bearing liabilities and a 13 basis point increase in the average rate on interest-bearing liabilities.  As reflected in Table 4, the favorable impact of the increase in interest-earning assets ($11.8 million) and increase in the yield ($10.9 million) was partially offset by the unfavorable impact of the increase in interest-bearing liabilities ($0.3 million) and the higher rate on interest-bearing liabilities ($8.6 million).

The 2019 net interest margin increased three basis points to 3.76% from 3.73% reported in 2018.  The increase was attributable to an 11 basis point increase in the earning-asset yield, offset by a 13 basis point increase in the cost of interest-bearing liabilities.  The 4.73% yield on loans increased 15 basis points in 2019 as compared to 4.58% in 2018, including the impact of acquired loan accretion associated with the Kinderhook acquisition.  The yield on investments, including cash equivalents, of 2.58% in 2019 was consistent with 2018.  The yield on investments included the impact of the sale of $590.2 million of available-for-sale Treasury securities in the second quarter of 2019 with subsequent reinvestment of the proceeds occurring primarily in the fourth quarter.  The proceeds from the sale of securities in the second quarter were held in interest-earning cash until more attractive reinvestment options became available in the fourth quarter.  The cost of interest-bearing liabilities was 0.40% during 2019 as compared to 0.27% for 2018.  The increased cost reflects the 10 basis point increase in the average rate paid on deposits and the 14 basis point higher average rate paid on borrowings in 2019.

The net interest margin in 2018 increased four basis points to 3.73% from 3.69% reported in 2017.  The increase was attributable to an eight basis point increase in the earning-asset yield, offset by a five basis point increase in the cost of interest-bearing liabilities.  The 4.58% yield on loans increased 19 basis points in 2018 as compared to 4.39% in 2017, including the impact of incremental acquired loan accretion on the Merchants portfolio.  The yield on investments, including cash equivalents, decreased from 2.79% in 2017 to 2.58% in 2018.  This lower yield on investments is reflective of maturing higher rate investments being replaced with lower-yielding securities and interest-earning cash, as well as the result of a lower fully tax-equivalent adjustment due to the lower federal tax rate associated with the Tax Cuts and Jobs Act.  The cost of interest-bearing liabilities was 0.27% during 2018 as compared to 0.22% for 2017.  The increased cost reflects the three basis point increase in the average rate paid on deposits and the 21 basis point higher average rate paid on borrowings in 2018.

As shown in Table 3, total FTE-basis interest income increased by $22.7 million, or 6.2%, in 2019 in comparison to 2018. Table 4 indicates that a higher average earning-asset balance created $11.8 million of incremental interest income and a higher yield on earning assets had a favorable impact of $10.9 million on interest income.  Average loans increased $278.9 million, or 4.5%, in 2019.  This increase was primarily due to acquired growth from the Kinderhook acquisition, which accounted for $217.6 million of the growth.  FTE-basis loan interest income and fees increased $22.1 million, or 7.7%, in 2019 as compared to 2018, attributable to the higher average balances and a 15 basis point increase in the loan yield.

Investment interest income (FTE basis) in 2019 was $0.6 million, or 0.7%, higher than the prior year as a result of a $16.6 million increase in the average book basis balance of investments (including cash equivalents) and an average investment yield of 2.58% that was consistent with the prior year.  The higher average investment book balance is inclusive of the $37.7 million of available-for-sale securities and $2.1 million of equity and other securities acquired with the Kinderhook transaction.

Total interest income in 2018 increased $28.2 million, or 8.3%, from 2017’s level.  As shown in table 4, the higher average earning-asset balance created $21.6 million of incremental interest income and a higher yield on earning assets had a favorable impact of $6.6 million on interest income.  Average loans increased $445.5 million, or 7.7%, in 2018.  This increase was primarily due to acquired growth from the Merchants acquisition, which accounted for $351.9 million of the growth.  FTE-basis loan interest income and fees increased $31.8 million, or 12.5%, in 2018 as compared to 2017, attributable to the higher average balances and a 19 basis point increase in the loan yield.  On a FTE basis, investment interest income, including interest on cash equivalents, totaled $80.0 million in 2018, $3.6 million, or 4.3%, lower than the prior year as a result of a 21 basis point decrease in the average investment yield from 2.79% in 2017 to 2.58% in 2018.  This decrease in yield was partially offset by a $108.2 million, or 3.6%, higher average book basis balance (including cash equivalents) for 2018 versus the prior year.  The lower average investment yield in 2018 was reflective of cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower interest rates or held in interest-earning cash.

Total interest expense increased by $8.9 million, or 50.2%, to $26.6 million in 2019.  As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $8.6 million, while higher deposit balances resulted in a $0.3 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2019 increased eight basis points to 0.27%.  The rate on interest-bearing deposits of 0.32% was 15 basis points higher than 2018, primarily due to an increase in certain product rates in response to changes in market interest rates during 2018 and 2019.  The rate on borrowings increased 14 basis points to 1.86% in 2019, primarily due to the increase in the average variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and overnight borrowings.  Total average funding balances (deposits and borrowings) in 2019 increased $196.1 million, or 2.2%.  Average deposits increased $277.1 million, with $260.0 million of the increase from the Kinderhook acquisition.  Average non-time (“core”) deposit balances increased $184.9 million and accounted for 90.3% of total average deposits compared to 91.1% in 2018, due to the addition of $185.9 million in core deposit balances with the Kinderhook acquisition, partially offset by a $1.0 million decrease in legacy deposits.  Average time deposits increased by $92.2 million year-over-year, including $74.1 million in average time deposits from the Kinderhook acquisition.  Average time deposits represented 9.7% of total average deposits for 2019 compared to 8.9% in 2018.  Average external borrowings decreased $81.0 million in 2019 as compared to 2018, due to a decrease in average customer repurchase agreements of $42.6 million, a decrease in subordinated debt held by unconsolidated subsidiary trusts of $20.1 million and a decrease in FHLB borrowings, partially offset by an increase in average subordinated notes payable of $6.5 million associated with subordinated notes acquired in the Kinderhook transaction.  The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by MBVT I and the KCT during the third quarter of 2019 for a total of $22.7 million, offset by a partial year of subordinated debt acquired with the Kinderhook transaction.

Total interest expense increased by $3.9 million, or 28.3%, to $17.7 million in 2018.  As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $3.5 million, while higher deposit balances resulted in a $0.4 million increase in interest expense.  Interest expense as a percentage of average earning assets for 2018 increased three basis points to 0.19%.  The rate on interest-bearing deposits of 0.17% was four basis points higher than 2017, primarily due to an increase in certain product rates in response to the increase in market interest rates during 2018.  The rate on borrowings increased 21 basis points to 1.72% in 2018, primarily due to the increase in the variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and overnight borrowings.  Total average funding balances (deposits and borrowings) in 2018 increased $433.4 million, or 5.1%.  Average deposits increased $405.3 million, representing an increase of $428.6 million from the Merchants acquisition offset by a decrease of $23.3 million in legacy deposits.  Average non-time (“core”) deposit balances increased $420.1 million to 91.1% of total average deposits compared to 90.5% in 2017, while average time deposits decreased by $14.9 million year-over-year, representing 8.9% of total average deposits for 2018 compared to 9.5% in 2017.  Average external borrowings increased $28.1 million in 2018 as compared to 2017, as a year-over-year increase in average customer repurchase agreements of $88.9 million was partially offset by a decrease in average FHLB borrowings of $57.9 million and a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $2.9 million.  The increase in average customer repurchase agreements is primarily related to a full year of customer activity from the Merchants acquisition, while the decrease in FHLB borrowings is due to cash flows from investment maturities being used to pay down overnight borrowings.  The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by Community Statutory Trust III during the third quarter of 2018 for a total of $25.2 million, offset by a full year of subordinated debt acquired with the Merchants transaction.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2019, 2018 and 2017.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 24.0% in 2019, 24.4% in 2018 and 37.7% in 2017.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include loan fees and acquired loan accretion.  Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$408,343	$8,473	2.07%	$78,888	$1,322	1.68%	$38,545	$385	1.00%
Taxable investment securities (1)	2,300,454	57,431	2.50%	2,577,695	62,182	2.41%	2,440,215	59,774	2.45%
Nontaxable investment securities (1)	412,121	14,684	3.56%	447,772	16,526	3.69%	517,408	23,499	4.54%
Loans (net of unearned discount)(2)	6,542,716	309,148	4.73%	6,263,843	287,048	4.58%	5,818,367	255,212	4.39%
Total interest-earning assets	9,663,634	389,736	4.03%	9,368,198	367,078	3.92%	8,814,535	338,870	3.84%
Noninterest-earning assets	1,379,539			1,297,011			1,274,680
Total assets	$11,043,173			$10,665,209			$10,089,215

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$5,489,307	10,456	0.19%	$5,403,013	6,292	0.12%	$5,237,282	4,854	0.09%
Time deposits	843,024	10,004	1.19%	750,814	4,366	0.58%	765,666	3,177	0.41%
Repurchase agreements	218,733	1,615	0.74%	261,358	1,597	0.61%	172,395	739	0.43%
FHLB borrowings	9,622	233	2.42%	34,374	746	2.17%	92,307	1,106	1.20%
Subordinated notes payable	6,467	346	5.35%	0	0	0.00%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	92,262	3,898	4.22%	112,322	4,677	4.16%	115,231	3,904	3.39%
Total interest-bearing liabilities	6,659,415	26,552	0.40%	6,561,881	17,678	0.27%	6,382,881	13,780	0.22%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,401,413			2,302,806			2,048,414
Other liabilities	187,628			147,141			182,159
Shareholders' equity	1,794,717			1,653,381			1,475,761
Total liabilities and shareholders' equity	$11,043,173			$10,665,209			$10,089,215

Net interest earnings		$363,184			$349,400			$325,090

Net interest spread			3.63%			3.65%			3.62%
Net interest margin on interest-earning assets			3.76%			3.73%			3.69%

Fully tax-equivalent adjustment		$4,009			$4,345			$9,415

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

Table 4: Rate/Volume

	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$6,765	$386	$7,151	$569	$368	$937
Taxable investment securities	(6,864)	2,113	(4,751)	3,327	(919)	2,408
Nontaxable investment securities	(1,284)	(558)	(1,842)	(2,915)	(4,058)	(6,973)
Loans (net of unearned discount)	13,013	9,087	22,100	20,092	11,744	31,836
Total interest-earning assets (2)	11,752	10,906	22,658	21,598	6,610	28,208

Interest paid on:
Interest checking, savings and money market deposits	102	4,062	4,164	158	1,280	1,438
Time deposits	595	5,043	5,638	(63)	1,252	1,189
Repurchase agreements	(284)	302	18	676	182	858
FHLB borrowings	(591)	78	(513)	(940)	580	(360)
Subordinated notes payable	346	0	346	0	0	0
Subordinated debt held by unconsolidated subsidiary trusts	(847)	68	(779)	(101)	874	773
Total interest-bearing liabilities (2)	266	8,608	8,874	396	3,502	3,898

Net interest earnings (2)	$11,087	$2,697	$13,784	$20,614	$3,696	$24,310

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 5: Noninterest Revenues

	Years Ended December 31,
(000's omitted except ratios)	2019	2018	2017
Employee benefit services	$97,167	$92,279	$80,830
Deposit service charges and fees	36,978	38,445	33,729
Debit interchange and ATM fees	21,750	26,748	29,722
Insurance services	32,199	30,317	26,150
Wealth management services	25,869	25,772	22,079
Other banking revenues	11,755	10,159	9,911
Subtotal	225,718	223,720	202,421
Unrealized gain on equity securities	19	657	0
Loss on debt extinguishment	0	(318)	0
Gain on sales of investment securities, net	4,882	0	2
Total noninterest revenues	$230,619	$224,059	$202,423

Noninterest revenues/operating revenues (FTE basis) (1)	38.7%	39.6%	38.8%

(1)
For purposes of this ratio noninterest revenues excludes unrealized gain on equity securities, loss on debt extinguishment and gain on sales of investment securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain on equity securities, loss on debt extinguishment, gain on sales of investment securities and acquired non-impaired loan accretion.  See Table 20 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding unrealized gain on equity securities, gain on the sale of investment securities and loss on debt extinguishment, increased $2.0 million, or 0.9%, to $225.7 million in 2019 as compared to 2018.  The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, an increase in wealth management and insurance services revenue and an increase in other banking revenues, partially offset by a decrease in debit card-related revenue related to Durbin amendment mandated debit interchange price restrictions.  Noninterest revenues, excluding unrealized gain on equity securities, loss on debt extinguishment and gain on the sale of investment securities, increased by $21.3 million, or 10.5%, to $223.7 million in 2018 as compared to 2017.  The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, primarily from a full year of activity associated with the NRS acquisition and organic growth, an increase in wealth management and insurance services revenue and an increase in other banking revenues, partially offset by a decrease in debit card-related revenue related to Durbin amendment mandated debit interchange price restrictions.

Noninterest revenues as a percent of operating revenues (FTE basis) were 38.7% in 2019, down 0.9% from the prior year.  The current year decrease was due to the 4.6% increase in adjusted net interest income (FTE basis), while noninterest revenues increased by the 0.9% mentioned above.  The 0.8% increase in this ratio from 2017 to 2018 was driven by a 10.5% increase in noninterest revenues mentioned above, while net interest income increased 7.0%.

A significant portion of the Company’s recurring noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network, electronic banking channels and other banking revenues, which totaled $70.5 million in 2019, a decrease of $4.9 million, or 6.4%, from the prior year.  The decrease was primarily driven by a decrease in debit card-related revenue due to the impact of Durbin amendment mandated debit interchange price restrictions that were effective beginning in the third quarter of 2018, partially offset by the addition of new deposit relationships from the Kinderhook acquisition.  Fees from general banking services were $75.4 million in 2018, an increase of $2.0 million, or 2.7%, from 2017.  The increase was primarily driven by the addition of new deposit relationships from the Merchants acquisition, offset by a decrease of approximately $7.1 million in debit card-related revenue due to the impact of Durbin amendment mandated debit interchange price restrictions that were effective beginning in the third quarter of 2018.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $6.9 million, or 4.6%, in 2019 to $155.2 million.  In 2019, financial services revenue accounted for 67% of total noninterest revenues, as compared to 66% in 2018.  Employee benefit services generated revenue of $97.2 million in 2019 that reflected growth of $4.9 million, or 5.3%, primarily due to organic increases in the number of supported plans and related participant levels.  Employee benefit services revenue in 2018 of $92.3 million reflected growth of $11.4 million, or 14.2%, driven primarily by a full year of activity from NRS.

Wealth management and insurance services revenues increased $2.0 million, or 3.3%, in 2019 due primarily to an increase in OneGroup revenue.  Wealth management and insurance services revenue increased $7.9 million, or 16.3%, in 2018 due to revenue growth from OneGroup, which represented $4.2 million of the increase, an increase in revenue from CISI of $2.2 million and an increase in personal trust revenue of $1.5 million.

Employee benefit trust assets increased $14.9 billion to $89.3 billion for the employee benefit services segment in 2019 as compared to 2018 due primarily to organic growth in the collective investment trust business.  Assets under management increased $793.8 million to $6.6 billion for the wealth management businesses at year end 2019 as compared to one year earlier due to organic growth.  Trust assets within the Company’s employee benefit services segment increased $11.5 billion to $74.4 billion at the end of 2018 as compared to 2017 due primarily to organic growth in the collective investment trust business.  Assets under management with the Company’s wealth management services segment decreased $667.9 million to $5.8 billion at the end of 2018 as compared to year-end 2017 due in part to a general decline in overall market valuations late in 2018.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $372.0 million in 2019 were $26.7 million, or 7.7%, higher than 2018, primarily reflective of the $8.6 million in one-time expenses incurred in 2019 related to the Kinderhook acquisition and the additional expenses associated with operating an expanded branch network subsequent to the Kinderhook transaction.  Noninterest expenses in 2018 decreased $1.9 million, or 0.5%, from 2017 to $345.3 million, primarily reflective of the $26.0 million in one-time expenses incurred in 2017 related to the Merchants and NRS acquisitions, offset by the expenses associated with operating an expanded branch network and other business activities acquired with the Merchants and NRS transactions for a full year.

Operating expenses (excluding acquisition expenses and amortization of intangible assets) as a percent of average assets for 2019 was 3.15%, an increase of eight basis points from 3.07% in 2018 and 13 basis points higher than the 3.02% in 2017.  The increase in this ratio for 2019 was due to a 6.0% increase in operating expenses, primarily a result of expanded operations from the Kinderhook acquisition, while average assets grew by 3.5% due primarily to net assets and intangibles from the Kinderhook acquisition and organic growth.  The increase in this ratio for 2018 was due to a 7.8% increase in operating expenses, primarily a result of a full year of expanded operations from the Merchants and NRS acquisitions, while average assets grew by 5.7% due primarily to a full year of acquired net assets and intangibles from the Merchants and NRS transactions.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and intangible amortization) divided by operating revenue (fully tax-equivalent net interest income plus noninterest revenue, excluding acquired non-impaired loan accretion, unrealized gain on equity securities, and insurance-related recoveries).  Lower ratios are correlate to higher operating efficiency.  In 2019, the efficiency ratio was 1.6% higher than 2018 as the 6.0% increase in operating expenses grew at a faster pace than the 3.1% increase in operating revenue, comprised of a 4.6% increase in adjusted net interest income and a 0.9% increase in adjusted noninterest revenue, as defined above.  The ratio for 2018 was 0.3% below 2017 as the 8.4% increase in operating revenue, comprised of a 7.0% increase in adjusted net interest income and a 10.5% increase in noninterest revenue, as defined above, grew at a faster pace than the 7.8% increase in operating expenses.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2019	2018	2017
Salaries and employee benefits(1)	$219,916	$207,363	$186,903
Occupancy and equipment	39,850	39,948	35,561
Data processing and communications	41,407	39,094	37,579
Amortization of intangible assets	15,956	18,155	16,941
Legal and professional fees	10,783	10,644	11,576
Business development and marketing	11,416	9,383	9,994
Acquisition expenses	8,608	(769)	25,986
Other	24,090	21,471	22,609
Total noninterest expenses	$372,026	$345,289	$347,149

Operating expenses(2) /average assets	3.15%	3.07%	3.02%
Efficiency ratio(3)	59.6%	58.0%	58.3%

(1)
In accordance with ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $6.9 million of income from components of net periodic benefit income other than service cost was reclassified from Salaries and employee benefits to Other noninterest expenses for the year ended December 31, 2017.

(2)	Operating expenses are total noninterest expenses excluding acquisition expenses and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.
(3)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (2) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gain on equity securities, loss on debt extinguishment, and gain on sales of investment securities.  See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Total salaries and employee benefits increased $12.6 million, or 6.1%, in 2019, due to the impact of annual merit increases, a partial year expanded operations associated with the Kinderhook acquisition, higher incentive compensation, and an increase in medical expenses.  Salaries and employee benefits increased $20.5 million, or 10.9%, in 2018, due to the impact of annual merit increases, a full year of expenses related to the employees from the Merchants acquisition in May 2017, a full year of expenses related to the employees from the NRS acquisition in February 2017, higher incentive compensation, an increase in retirement plan costs and higher severance expense.  Total full-time equivalent staff at the end of 2019 was 2,763 compared to 2,675 at December 31, 2018 and 2,617 at the end of 2017.  The increase in retirement plan expense in 2019 and 2018 is primarily due to the increase in service cost associated with an increase in the number of employees participating in the plan combined with an increase in eligible compensation associated with merit increases and increases in incentive compensation.  See Note K to the financial statements for further information about the pension plan.

Total non-personnel, noninterest expenses, excluding one-time acquisition expenses, increased $4.8 million, or 3.5%, in 2019, mostly reflective of a partial year of the additional costs associated with the acquired Kinderhook business activities.  Increases in data processing and communications, legal and professional fees, business development and marketing and other expenses were partially offset by a decrease in occupancy and equipment and amortization of intangible assets.  Total non-personnel noninterest expenses, excluding one-time acquisition expenses, increased $4.4 million, or 3.3%, in 2018, mostly reflective of a full year of the additional costs associated with the acquired Merchants and NRS business activities.  Increases in occupancy and equipment, data processing and communications, and amortization of intangible assets, all primarily a result of the additional costs associated with a full year of expanded business activities from the Merchants and NRS acquisitions, were partially offset by a decrease in legal and professional fees, business development and marketing and other expenses.

Acquisition expenses for 2019 totaled $8.6 million, including $8.0 million associated with the Kinderhook acquisition and $0.6 million associated with the Steuben acquisition.  During 2018, the Company recovered $0.8 million of vendor contract termination charges associated with the Merchants acquisition, which were recorded as an acquisition expense during the second quarter of 2017.  Acquisition expenses for 2017 totaled $26.0 million, including $24.6 million associated with the Merchants acquisition, $1.2 million associated with the NRS acquisition and $0.2 related to all other acquisitions.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 90.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

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

The effective tax rate for 2019 was 19.2%, compared to 20.8% in 2018 and 5.8% in 2017.  The effective tax rate of 5.8% for 2017 included the impact of the $38.0 million one-time gain from the revaluation of net deferred tax liabilities related to the enactment of the Tax Cuts and Jobs Act passed in the fourth quarter of 2017.  The adjusted effective tax rate for 2017, excluding the one-time gain from revaluation of net deferred tax liabilities, was 29.5%.  The decline in the effective rate for 2019, compared to the effective tax rate for 2018, is primarily attributable to an increase in windfall tax benefit associated with stock-based compensation activity and a reduction in certain activity-based state income tax expenses.

Shareholders’ Equity

Shareholders’ equity ended 2019 at $1.86 billion, up $141.5 million, or 8.3%, from the end of 2018.  This increase reflects net income of $169.1 million, $6.9 million from the issuance of shares through the employee stock plans, $6.9 million for treasury stock issued to the Company’s 401(k) plan, $5.3 million from stock-based compensation and a $35.1 million increase in accumulated other comprehensive income.  These increases were partially offset by common stock dividends declared of $81.8 million.  The change in accumulated other comprehensive income was comprised of a $37.1 million increase due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, partially offset by a $2.0 million adjustment in the overfunded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2019 and 2018, shareholders’ equity increased by $106.4 million, or 6.0%.  Shares outstanding increased by 0.5 million during the year due to share issuances under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

Shareholders’ equity ended 2018 at $1.71 billion, up $78.5 million, or 4.8%, from the end of 2017.  This increase reflects net income of $168.6 million, $6.4 million from the issuance of shares through the employee stock plan, $12.6 million for treasury stock issued to the Company’s 401(k) plan and $6.1 million from stock-based compensation.  These increases were partially offset by common stock dividends declared of $73.8 million and a $41.4 million decrease in accumulated other comprehensive income.  The change in accumulated other comprehensive income was comprised of a $30.2 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio and an $11.2 million net decline in the overfunded status of the Company’s employee retirement plans.  Excluding accumulated other comprehensive income in both 2018 and 2017, shareholders’ equity rose by $120.1 million, or 7.3%.  Shares outstanding increased by 0.6 million during the year due to share issuances under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

The Company’s ratio of ending tier 1 capital to adjusted quarterly average assets (or tier 1 leverage ratio), the primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 0.28% from the prior year to end the year at 10.80%.  This was the result of an increase of 7.8% in average adjusted net assets (excludes investment market value adjustment, and a portion of intangible assets net of related deferred tax liabilities), while tier 1 capital increased by 5.0% from the prior year.  For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements.  The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 10.01% at the end of 2019 versus 9.68% one year earlier (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).  The increase was due to tangible common shareholders’ equity increasing by 11.6% from the prior year, while tangible assets increased at a lesser 7.8% from the prior year.  The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2019 of $81.8 million represented an increase of 10.7% over the prior year.  This growth was a result of the increase in outstanding shares as noted above and a $0.14 increase in dividends per share for the year.  Dividends per share for 2019 of $1.58 represents a 9.7% increase from $1.44 in 2018, a result of quarterly dividends per share increasing from $0.34 to $0.38, or 11.8%, during the third quarter of 2018 and from $0.38 to $0.41, or 7.9%, in the third quarter of 2019.  The 2019 increase in quarterly dividends marked the 27th consecutive year of dividend increases for the Company.  The dividend payout ratio for this year was 48.4% compared to 43.8% in 2018, and 43.5% in 2017.  The dividend payout ratio increased during 2019 because dividends declared increased 10.7% while net income increased 0.3% from 2018.  The payout ratio increased during 2018 because dividends declared increased 12.7% while net income increased 11.9% from 2017.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were $8.3 million at December 31, 2019.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At December 31, 2019, the Bank had $205.0 million of cash and cash equivalents of which $43.2 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Company also had $1.8 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2019, this ratio was 13.9% for 30-days and 13.9% for 90-days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank of New York (“FHLB”) and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of December 31, 2019, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of December 31, 2019 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2019 are summarized as follows:

Table 7: Intangible Assets

(000’s omitted)	Balance at December 31, 2018	Additions / Adjustments	Amortization	Impairment	Balance at December 31, 2019
Banking Segment
Goodwill	$629,916	$40,307	$0	$0	$670,223
Core deposit intangibles	18,596	3,573	5,751	0	16,418
Total Banking Segment	648,512	43,880	5,751	0	686,641
Employee Benefit Services Segment
Goodwill	83,275	0	0	0	83,275
Other intangibles	44,545	0	6,770	0	37,775
Total Employee Benefit Services Segment	127,820	0	6,770	0	121,050
All Other Segment
Goodwill	20,312	0	0	0	20,312
Other intangibles	10,705	1,650	3,435	0	8,920
Total All Other Segment	31,017	1,650	3,435	0	29,232

Total	$807,349	$45,530	$15,956	$0	$836,923

Intangible assets at the end of 2019 totaled $836.9 million, an increase of $29.6 million from the prior year due to the addition of $40.3 million of goodwill, $3.6 million of core deposit intangibles and $1.7 million of other intangibles arising from acquisition activity, partially offset by $16.0 million of amortization during the year.  The additional goodwill and core deposit intangibles recorded in 2019 resulted from the Kinderhook acquisition, and the other intangibles recorded resulted from the two financial services acquisitions completed by CISI in 2019.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2019 totaled $773.8 million, comprised of $670.2 million related to banking acquisitions and $103.6 million arising from the acquisition of financial services businesses.  Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2019 and 2018 and no adjustments were necessary for the banking or financial services businesses.  The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These customer relationship intangibles are being amortized on an accelerated basis over periods ranging from eight to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2019	2018	2017	2016	2015
Business lending	$2,775,876	$2,396,977	$2,424,223	$1,490,076	$1,497,271
Consumer mortgage	2,430,902	2,235,408	2,220,298	1,819,701	1,769,754
Consumer indirect	1,113,062	1,083,207	1,011,978	1,044,972	935,760
Consumer direct	184,378	178,820	179,929	191,815	195,076
Home equity	386,325	386,709	420,329	401,998	403,514
Gross loans	6,890,543	6,281,121	6,256,757	4,948,562	4,801,375
Allowance for loan losses	(49,911)	(49,284)	(47,583)	(47,233)	(45,401)
Loans, net of allowance for loan losses	$6,840,632	$6,231,837	$6,209,174	$4,901,329	$4,755,974
Daily average of total gross loans	$6,542,716	$6,263,843	$5,818,367	$4,881,905	$4,288,091

As disclosed in Table 8 above, gross loans outstanding of $6.89 billion as of December 31, 2019 increased $609.4 million, or 9.7%, compared to December 31, 2018, reflecting growth in the business lending, consumer mortgage, consumer indirect and consumer direct portfolios, partially offset by a slight decrease in the home equity portfolio.  The growth in the loan portfolio was primarily attributable to the Kinderhook acquisition combined with organic growth.  Excluding loans acquired from Kinderhook, loans increased $159.7 million, or 2.5%.  Gross loans outstanding of $6.28 billion as of December 31, 2018 increased $24.4 million, or 0.4%, compared to December 31, 2017, reflecting growth in the consumer mortgage and consumer indirect portfolios, partially offset by decreases in the business lending, home equity and consumer direct portfolios.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2014 and 2019 was 10.2%, with approximately 11% of the total growth for the period attributable to organic growth and 89% attributable to acquired balances.  The greatest overall expansion occurred in business loans, which grew at a 17.1% CAGR driven mostly by acquisitions during the five year period.  The consumer mortgage portfolio grew at a compounded annual growth rate of 8.5% from 2014 to 2019.  The consumer installment segment, including indirect and direct loans, grew at a CAGR of 5.0%.  The home equity lending segment grew at a compounded annual growth rate of 2.4% from 2014 to 2019, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 60% of loans outstanding at the end of 2019 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2019: commercial real estate (41%), restaurant & lodging (10%), general services (8%), retail trade (8%), healthcare (6%), manufacturing (6%), construction (4%), agriculture (3%), wholesale trade (3%) and motor vehicle and parts dealers (3%).  A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 8%.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity.  The business lending portfolio increased $378.9 million, or 15.8%, in 2019 due to loans acquired in the Kinderhook transaction and organic growth.  Excluding loans from the Kinderhook acquisition, the portfolio increased $67.7 million, or 2.8%.  The portfolio decreased $27.2 million, or 1.1%, in 2018 as contractual and unscheduled principal reductions outpaced organic loan originations.  Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2019:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years	Total
Commercial, financial and agricultural	$277,442	$618,034	$1,739,646	$2,635,122
Real estate – construction	63,155	37,526	43,923	144,604
Total	$340,597	$655,560	$1,783,569	$2,779,726

Fixed interest rates	$84,106	$381,253	$734,660	$1,200,019
Floating or adjustable interest rates	256,491	274,307	1,048,909	1,579,707
Total	$340,597	$655,560	$1,783,569	$2,779,726

(1)	Scheduled repayments are reported in the maturity category in which the payment is due.

The consumer mortgage loans include no exposure to high-risk mortgage products and are comprised of fixed (98%) and adjustable rate (2%) residential lending.  Consumer mortgages increased $195.5 million, or 8.7%, in 2019, including $115.2 million of loans acquired with the Kinderhook acquisition.  In 2018, consumer mortgages increased $15.1 million, or 0.7%.  The Company’s solid performance is a reflection of the attractiveness of its product offerings and its ability to successfully meet customer needs.  Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new consumer mortgage generation.  The Company is currently holding primarily all of its new consumer mortgage production due to current market conditions.  Home equity loans decreased $0.4 million, or 0.1%, from the end of 2018, including $16.1 million of home equity loans acquired with the Kinderhook transaction.  The Company continues to experience a low level of utilization of home equity loans.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $35.4 million, or 2.8%, from one year ago.  Excluding the $7.3 million in consumer direct loans from the Kinderhook acquisition, the portfolio increased $28.1 million, or 2.2% in 2019.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2019	2018	2017	2016	2015
Nonaccrual loans
Business lending	$4,410	$8,370	$8,272	$5,063	$6,567
Consumer mortgage	12,517	12,262	13,788	13,684	12,790
Consumer indirect	0	0	0	0	0
Consumer direct	52	0	0	0	15
Home equity	1,856	1,912	2,680	1,872	2,356
Total nonaccrual loans	18,835	22,544	24,740	20,619	21,728
Accruing loans 90+ days delinquent
Business lending	2,299	179	571	145	126
Consumer mortgage	2,329	1,625	1,526	1,385	1,805
Consumer indirect	156	292	303	169	102
Consumer direct	76	52	48	58	51
Home equity	566	307	264	1,319	111
Total accruing loans 90+ days delinquent	5,426	2,455	2,712	3,076	2,195
Nonperforming loans
Business lending	6,709	8,549	8,843	5,208	6,693
Consumer mortgage	14,846	13,887	15,314	15,069	14,595
Consumer indirect	156	292	303	169	102
Consumer direct	128	52	48	58	66
Home equity	2,422	2,219	2,944	3,191	2,467
Total nonperforming loans	24,261	24,999	27,452	23,695	23,923

Other real estate (OREO)	1,270	1,320	1,915	1,966	2,088
Total nonperforming assets	$25,531	$26,319	$29,367	$25,661	$26,011

Nonperforming loans / total loans	0.35%	0.40%	0.44%	0.48%	0.50%
Legacy nonperforming loans / legacy total loans (1)	0.33%	0.36%	0.40%	0.42%	0.49%
Nonperforming assets / total loans and other real estate	0.37%	0.42%	0.47%	0.52%	0.54%
Delinquent loans (30 days old to nonaccruing) to total loans	0.94%	1.00%	1.10%	1.19%	1.16%
Loan loss provision to net charge-offs	108%	119%	103%	129%	101%
Legacy loan loss provision to net charge-offs (1)	109%	125%	96%	130%	86%

(1)	Legacy loans exclude loans acquired after January 1, 2009.

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2019 at $24.3 million.  This represents a decrease of $0.7 million from the $25.0 million in nonperforming loans at the end of 2018.  The ratio of nonperforming loans to total loans at December 31, 2019 decreased five basis points from the prior year to 0.35%.  Excluding acquired loans, the ratio of nonperforming loans to total loans at the end of 2019 was down three basis points from the prior year to 0.33%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.37% at year-end 2019, down five basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels throughout varying economic conditions is the result of continued focus on maintaining strict underwriting standards, early problem recognition, and effective collection and recovery efforts.  At December 31, 2019, OREO consisted of 16 residential properties with a total value of $1.0 million and two commercial real estate properties with a total value of $0.3 million.  This compares to 18 residential properties with a total value of $1.3 million at December 31, 2018.

Approximately 61% of nonperforming loans at December 31, 2019 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally increased over the past several years.  Additionally, economic conditions, including lower unemployment levels, have positively impacted consumers and resulted in more favorable nonperforming mortgage ratios in 2018 and 2019.  Approximately 28% of the nonperforming loans at December 31, 2019 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The level of nonperforming business loans decreased from the prior year due primarily to the payoff of one nonperforming commercial credit during the fourth quarter of 2019.  The remaining 11% percent of nonperforming loans relate to consumer installment and home equity loans.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 206% at the end of 2019 compared to 197% at year-end 2018 and 173% at December 31, 2017.  Excluding acquired loans, the ratio of allowance for legacy loans to nonperforming legacy loans was 262% at the end of 2019, compared to 256% at year-end 2018 and 244% at December 31, 2017.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 0.94% of total loans outstanding, compared to 1.00% at the end of 2018.  As of year-end 2019, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.69%, 1.12%, 1.10%, and 1.21%, respectively.  These ratios compare to the year-end 2018 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 0.62%, 1.34%, 1.22%, and 1.21%, respectively.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period.  The average quarter-end delinquency ratio for total loans in 2019 was 0.89%, as compared to an average of 0.96% in 2018, and 1.02% in 2017, reflective of management’s continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection capabilities.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider.  These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity.  Historically, the Company has created very few TDRs.   Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs.  In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  As of December 31, 2019, the Company had 80 loans totaling $3.6 million considered to be nonaccruing TDRs and 168 loans totaling $3.4 million considered to be accruing TDRs.  This compares to 62 loans totaling $2.4 million considered to be nonaccruing TDRs and 156 loans totaling $3.1 million considered to be accruing TDRs at December 31, 2018.

The changes in the allowance for loan losses for the last five years are as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2019	2018	2017	2016	2015

Allowance for loan losses at beginning of period	$49,284	$47,583	$47,233	$45,401	$45,341
Charge-offs:
Business lending	2,334	3,947	5,229	1,969	2,249
Consumer mortgage	1,372	836	707	647	1,374
Consumer indirect	7,631	8,382	8,456	7,643	6,714
Consumer direct	1,945	1,777	2,081	1,706	1,490
Home equity	445	544	284	218	244
Total charge-offs	13,727	15,486	16,757	12,183	12,071
Recoveries:
Business lending	826	485	656	616	877
Consumer mortgage	60	136	50	115	80
Consumer indirect	4,180	4,874	4,516	4,168	3,943
Consumer direct	710	807	849	901	722
Home equity	148	48	52	139	62
Total recoveries	5,924	6,350	6,123	5,939	5,684

Net charge-offs	7,803	9,136	10,634	6,244	6,387
Provision for loan losses	8,300	10,570	10,675	8,039	6,349
Provision for acquired impaired loans	130	267	309	37	98

Allowance for loan losses at end of period	$49,911	$49,284	$47,583	$47,233	$45,401

Allowance for loan losses / total loans	0.72%	0.78%	0.76%	0.95%	0.95%
Allowance for legacy loan losses / total legacy loans (1)	0.87%	0.93%	0.98%	1.02%	1.05%
Allowance for loan losses / nonperforming loans	206%	197%	173%	199%	190%
Allowance for legacy loans / nonperforming legacy loans (1)	262%	256%	244%	245%	212%
Net charge-offs to average loans outstanding:
Business lending	0.06%	0.14%	0.22%	0.09%	0.11%
Consumer mortgage	0.06%	0.03%	0.03%	0.03%	0.08%
Consumer indirect	0.32%	0.33%	0.38%	0.35%	0.33%
Consumer direct	0.66%	0.52%	0.65%	0.40%	0.41%
Home equity	0.08%	0.12%	0.06%	0.02%	0.05%
Total loans	0.12%	0.15%	0.18%	0.13%	0.15%

(1)	Legacy loans exclude loans acquired after January 1, 2009.

As displayed in Table 11 above, total net charge-offs in 2019 were $7.8 million, $1.3 million less than the prior year due to a decrease in net charge-offs in the business lending, consumer indirect and home equity portfolios, partially offset by an increase in net charge-offs in the consumer mortgage and consumer direct portfolios. Net charge-offs in 2018 were $1.5 million less than 2017 due to a decrease in net charge-offs in the business lending, consumer indirect and consumer direct portfolios, partially offset by an increase in net charge-offs in the home equity and consumer mortgage portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends.  The total net charge-off ratio of 0.12% for 2019 was three basis points lower than the 0.15% ratio from 2018, and six basis points lower than the 0.18% ratio from 2017.  Gross charge-offs as a percentage of average loans was 0.21% in 2019, as compared to 0.25% in 2018, and 0.29% in 2017, evidence of management’s continued focus on maintaining strict underwriting standards.  Recoveries were $5.9 million in 2019, representing 41% of average gross charge-offs for the latest two years, compared to 39% in 2018 and 42% in 2017.

Business loan net charge-offs decreased in 2019, totaling $1.5 million, or 0.06% of average business loans outstanding, compared to $3.5 million, or 0.14% of the average outstanding balance in 2018.  Consumer installment loan net charge-offs increased to $4.7 million this year from $4.5 million in 2018, with a net charge-off ratio of 0.37% in 2019 and 0.36% in 2018.  The dollar amount of consumer mortgage net charge-offs increased to $1.3 million in 2019 compared to $0.7 million in 2018, with a net charge-off ratio of 0.06% in 2019 compared to 0.03% in 2018.  Home equity net charge-offs decreased $0.2 million in 2019 and the net charge-off ratio decreased four basis points to 0.08%.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the five main loan segments: business lending, consumer mortgage, consumer indirect, consumer direct, and home equity.  The first calculation determines an allowance level based on the latest 36 months of historical net charge-off data for each loan category (business loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  This allowance methodology was replaced with a new approach beginning with the Company’s adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020.  This new accounting guidance replaces the incurred loss methodology under existing guidance with a current expected credit loss methodology, also known as CECL.

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

Acquired loans are recorded at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date.  To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the years ended December 31, 2019 and 2018, an additional provision for loan losses related to acquired impaired loans of $0.1 million and $0.3 million was recorded, respectively.

For acquired loans that are not deemed impaired at acquisition, a fair value adjustment is recorded that includes both credit and interest rate considerations.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining purchased discounts.  During 2019, the Company recorded a provision for loan losses on acquired non-impaired loans of $0.9 million.  For 2018, the Company recorded a provision for loan losses on acquired non-impaired loans of $1.9 million, of which $1.1 million related to the partial charge-off of a single commercial relationship.  During 2017, the Company recorded a provision for loan losses on acquired non-impaired loans of $4.5 million, with approximately $3.1 million related to the partial charge-off of a single commercial relationship in the fourth quarter.

The allowance for loan losses increased to $49.9 million at the end of 2019 from $49.3 million as of year-end 2018.  The $0.6 million increase was primarily due to changes in asset quality metrics and the composition of the loan portfolio.  The allowance for legacy loan losses increased $0.6 million, while the allowance for acquired loan losses was consistent with the prior year.  The ratio of the allowance for loan losses to total loans of 0.72% for year-end 2019 decreased six basis points from the 0.78% ratio for 2018 and was down four basis points from the 0.76% ratio for 2017, due in part to acquired growth in the loan portfolio.  The ratio of allowance for legacy loan losses to total legacy loans decreased six basis points to 0.87% for 2019 as compared 2018.  Management believes the year-end 2019 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision for legacy loans of $7.4 million in 2019, was $1.3 million lower than the prior year, and reflects management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.13% in 2019 as compared to 0.17% in 2018 and 0.19% in 2017.  The loan loss provision was 108% of net charge-offs this year versus 119% in 2018 and 103% in 2017, reflective of the assessed risk in the overall portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2019		2018		2017		2016		2015
(000's omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$19,426	40.1%	$18,522	38.1%	$17,257	38.5%	$17,220	30.0%	$15,749	31.0%
Consumer mortgage	10,269	35.3%	10,124	35.6%	10,465	35.5%	10,094	36.8%	10,198	36.8%
Consumer indirect	13,712	16.1%	14,366	17.2%	13,468	16.2%	13,782	21.1%	12,422	19.5%
Consumer direct	3,255	2.7%	3,095	2.8%	3,039	2.9%	2,979	3.9%	2,997	4.1%
Home equity	2,129	5.6%	2,144	6.2%	2,107	6.7%	2,399	8.1%	2,666	8.4%
Acquired impaired loans	163	0.2%	33	0.1%	147	0.2%	108	0.1%	168	0.2%
Unallocated	957		1,000		1,100		651		1,201
Total	$49,911	100.0%	$49,284	100.0%	$47,583	100.0%	$47,233	100.0%	$45,401	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carry higher credit risk than residential real estate, and as a result these loans carry allowance for loan losses that cover a higher percentage of their total portfolio balances.  The unallocated allowance is maintained for inherent losses in the portfolio that are not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance of $1.0 million at year-end 2019 was consistent with December 31, 2018.  The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance for loan losses is general in nature and is available to absorb losses from any loan category.

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

Table 13: Average Deposits

	2019		2018		2017
(000's omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest checking deposits	$2,401,413	0.00%	$2,302,806	0.00%	$2,048,414	0.00%
Interest checking deposits	2,048,142	0.18%	1,898,118	0.09%	1,782,668	0.06%
Savings deposits	1,507,728	0.06%	1,458,676	0.06%	1,385,386	0.06%
Money market deposits	1,933,437	0.30%	2,046,219	0.18%	2,069,228	0.14%
Time deposits	843,024	1.19%	750,814	0.58%	765,666	0.41%
Total deposits	$8,733,744	0.23%	$8,456,633	0.13%	$8,051,362	0.10%

As displayed in Table 13, average total deposits in 2019 increased $277.1 million, or 3.3%, from the prior year comprised of a $184.9 million, or 2.4%, increase in non-time (“core”) deposits, and a $92.2 million, or 12.3%, increase in time deposits.  Excluding the impact of the Kinderhook acquisition, average total deposits increased $17.1 million, or 0.2%, as compared to 2018.  Average core deposit balances, excluding deposits acquired in the Kinderhook acquisition, decreased $1.0 million as compared to 2018, and time deposits, excluding the impact of Kinderhook acquired balances, increased $18.1 million, or 2.4%.  The cost of deposits, including the impact of non-interest checking deposits, increased 10 basis points from 0.13% in 2018 to 0.23% in 2019.

Total average deposits for 2018 equaled $8.46 billion, up $405.3 million, or 5.0%, from 2017 comprised of a $420.1 million, or 5.8%, increase in core deposits, and a $14.8 million, or 1.9%, decrease in time deposits.  Excluding the impact of the Merchants acquisition, average total deposits decreased $23.3 million, or 0.3%, as compared to 2017.  Average core deposit balances, excluding deposits acquired in the Merchants acquisition, grew $27.8 million, or 0.4%, as compared to 2017, while time deposits, excluding the impact of Merchants acquired balances, declined $51.1 million, or 7.8%.  The cost of deposits, including the impact of non-interest checking deposits, increased three basis points from 0.10% in 2017 to 0.13% in 2018.

Nonpublic, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.  The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2019 with an average balance of $7.74 billion, an increase of $313.0 million, or 4.2%, over the comparable 2018 period.  Excluding the impact of the Kinderhook acquisition, average nonpublic deposits increased $73.1 million during 2019.

Full-year average public fund deposits decreased $35.9 million, or 3.5%, during 2019 to $995.0 million.  Excluding the impact of the Kinderhook acquisition, average public fund deposits decreased $56.1 million, or 5.4%, during 2019.  Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year.  However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified core deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period.  The Company is required to collateralize local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Due to this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the attributes of borrowings.

The mix of average deposits is largely consistent with the prior year.  Core deposits (noninterest checking, interest checking, savings and money markets) represent approximately 90% of the Company’s deposit funding base, while non-core time deposits represent approximately 10% of total average deposits.  The cost of interest-bearing deposits of 0.32% in 2019 was 15 basis points higher than the 0.17% cost of interest-bearing deposits in 2018.  The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.23% in 2019, a 10 basis point increase from the prior year.

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000's omitted)	2019	2018
Less than three months	$30,306	$9,621
Three months to six months	25,028	15,032
Six months to one year	18,559	16,307
Over one year	56,624	28,660
Total	$130,517	$69,620

Borrowing sources for the Company include the FHLB, Federal Reserve, and other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers.  The Company also had $77.3 million in floating-rate subordinated debt that is held by unconsolidated subsidiary trusts and $13.8 million in fixed-rate subordinated notes acquired with the Kinderhook acquisition outstanding at the end of 2019.

As shown in Table 15, year-end 2019 borrowings totaled $344.9 million, a decrease of $68.8 million from the $413.7 million outstanding at the end of 2018 primarily due to the redemption of the trust preferred subordinated debt held by MBVT I, an unconsolidated subsidiary trust, during 2019, a decrease in securities sold under an agreement to repurchase (“customer repurchase agreements”) and a decrease in FHLB overnight borrowings, partially offset by subordinated notes and other FHLB borrowings acquired in the Kinderhook transaction.  Borrowings averaged $327.1 million, or 3.6% of total funding sources for 2019, as compared to $408.1 million, or 4.6% of total funding sources for 2018.  As shown in Table 16, at the end of 2019 the Company had $264.1 million, or 60% of borrowings, that had remaining terms of one year or less as compared to 76% of borrowings maturing within one year at December 31, 2018.

As displayed in Table 3 on page 34, the percentage of funding from deposits in 2019 was slightly higher than the level in 2018 due in part to the redemption of subordinated debt, a decrease in average customer repurchase agreements and a decrease in overnight borrowings.  The percentage of average funding derived from deposits was 96.4% in 2019 as compared to 95.4% in 2018 and 95.5% in 2017.  During 2019, average deposits increased 3.3%, while average borrowings decreased 19.8%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2019	2018	2017
FHLB overnight advance	$8,300	$54,400	$24,000
Securities sold under agreement to repurchase, short term	241,708	259,367	337,011
Other Federal Home Loan Bank borrowings	3,750	1,976	2,071
Subordinated notes payable (1)	13,795	0	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	97,939	122,814
Balance at end of period	$344,873	$413,682	$485,896

Daily average during the year	$327,084	$408,054	$379,933
Maximum month-end balance	$351,863	$457,469	$576,791
Weighted-average rate during the year	1.86%	1.72%	1.51%
Weighted-average year-end rate	1.65%	1.84%	1.34%

(1)	Subordinated notes payable for 2019 includes $13.0 million in principal and $0.8 million related to a purchase accounting fair value adjustment.

The following table shows the contractual maturities of various obligations as of December 31, 2019:

Table 16: Maturities of Contractual Obligations

(000's omitted)	Maturing Within One Year or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total
FHLB overnight advance	$8,300	$0	$0	$0	$8,300
Securities sold under agreement to repurchase, short term	241,708	0	0	0	241,708
Other Federal Home Loan Bank borrowings	1,000	675	1,194	881	3,750
Subordinated notes payable	0	0	0	13,000	13,000
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	77,320	77,320
Interest on borrowings	3,651	7,290	7,264	34,042	52,247
Operating leases	9,396	14,616	10,260	11,150	45,422
Total	$264,055	$22,581	$18,718	$136,393	$441,747

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

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2019	2018
Commitments to extend credit	$1,143,780	$1,134,576
Standby letters of credit	37,872	33,169
Total	$1,181,652	$1,167,745

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

The carrying value of the Company’s investment portfolio ended 2019 at $3.09 billion, an increase of $106.7 million, or 3.6%, from the end of 2018.  The book value (excluding unrealized gains and losses) of the portfolio increased $57.6 million from December 31, 2018.  The unrealized gain on the portfolio was $33.8 million as of December 31, 2019.  During 2019, the Company purchased $98.6 million of government agency mortgage-backed securities with an average yield of 2.93%, $111.3 million of obligations of state and political subdivisions with an average fully tax-equivalent yield of 3.31%, $542.2 million in U.S. Treasury securities with an average yield of 1.98% and $58.0 million in U.S. agency securities with an average yield of 2.40%.  The Company also acquired $37.7 million of available-for-sale securities and $2.1 million of equity and other securities as part of the Kinderhook transaction.  These additions were offset by $209.9 million of investment maturities, calls, and principal payments in 2019, and the sale of $590.2 million of available-for-sale Treasury securities with a remaining maturity of less than five years and a 2.09% yield to maturity.  The sale of investment securities in the second quarter of 2019 resulted in a $4.9 million net realized gain.  The effective duration of the securities portfolio was 4.3 years at the end of 2019, as compared to 2.7 years at year end 2018.

The carrying value of the Company’s investment portfolio decreased $99.7 million during 2018 to end the year at $2.98 billion.  The book value of available-for-sale investments decreased $60.5 million from December 31, 2017, and the unrealized loss on the portfolio was $15.3 million as of December 31, 2018.  During 2018, the Company purchased $78.1 million of government agency mortgage-backed securities at an average yield of 3.64%.  Offsetting these purchases were $140.8 million of maturities, calls and paydowns of available for sale securities and $5.9 million of maturities and redemptions of other securities.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s.  The majority of the municipal bonds are rated A or higher.  The portfolio does not include any private label mortgage-backed securities (MBS) or private label collateralized mortgage obligations.  The overall mix of securities within the portfolio over the last year has changed modestly, with a decrease in the proportion of U.S. Treasury and agency securities and collateralized mortgage obligations, while the proportion of obligations of state and political subdivisions and government agency mortgage-backed securities increased.

The net pre-tax unrealized market value gain on the investment portfolio as of December 31, 2019 was $33.8 million, as compared to an unrealized loss of $15.3 million one year earlier.  This increase is indicative of interest rate movements over the period and modest changes in the composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2019		2018		2017
(000's omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,030,060	$2,043,759	$2,036,474	$2,023,753	$2,043,023	$2,054,071
Obligations of state and political subdivisions	497,852	512,208	453,640	459,154	514,949	528,956
Government agency mortgage-backed securities	428,491	432,862	390,234	382,477	358,180	357,538
Corporate debt securities	2,527	2,528	2,588	2,546	2,648	2,623
Government agency collateralized mortgage obligations	52,621	53,071	69,342	68,119	88,097	87,374
Marketable equity securities	0	0	0	0	251	526
Total available-for-sale portfolio	3,011,551	3,044,428	2,952,278	2,936,049	3,007,148	3,031,088
Equity and other Securities:
Equity securities, at fair value	251	451	251	432	0	0
Federal Home Loan Bank common stock	7,246	7,246	8,768	8,768	9,896	9,896
Federal Reserve Bank common stock	30,922	30,922	30,690	30,690	30,690	30,690
Certificates of deposit	0	0	0	0	3,865	3,865
Other equity securities, at adjusted cost	4,546	5,296	4,969	5,719	5,840	5,840
Total equity and other securities	42,965	43,915	44,678	45,609	50,291	50,291

Total investments	$3,054,516	$3,088,343	$2,996,956	$2,981,658	$3,057,439	$3,081,379

The following table sets forth as of December 31, 2019, the maturities of investment debt securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Debt Securities

(000's omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year But Within Five Years	Maturing After Five Years But Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$637,729	$780,808	$330,484	$281,039	$2,030,060
Obligations of state and political subdivisions	36,913	124,723	122,836	213,380	497,852
Government agency mortgage-backed securities (2)	27	11,651	26,569	390,244	428,491
Corporate debt securities	2,527	0	0	0	2,527
Government agency collateralized mortgage obligations (2)	0	73	3,056	49,492	52,621
Available-for-sale portfolio	$677,196	$917,255	$482,945	$934,155	$3,011,551
Weighted-average yield (1)	2.21%	2.46%	2.05%	2.73%	2.42%
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

Forward-Looking Statements

This report, including management’s discussion and analysis of financial condition and results of operations, contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast, ” “believe,” or other words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict; therefore, actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000's omitted)	2019	2018	2017	2016	2015
Income statement data
Net income
Net income (GAAP)	$169,063	$168,641	$150,717	$103,812	$91,230
Acquisition expenses	8,608	(769)	25,986	1,706	7,037
Tax effect of acquisition expenses	(1,656)	160	(7,677)	(560)	(2,182)
Tax Cuts and Jobs Act deferred impact	0	0	(38,010)	0	0
Subtotal (non-GAAP)	176,015	168,032	131,016	104,958	96,085
(Gain)/loss on sales of investment securities, net	(4,882)	0	(2)	0	4
Tax effect of (gain)/loss on sales of investment securities, net	939	0	1	0	(1)
Subtotal (non-GAAP)	172,072	168,032	131,015	104,958	96,088
Unrealized gain on equity securities	(19)	(657)	0	0	0
Tax effect of unrealized gain on equity securities	4	137	0	0	0
Subtotal (non-GAAP)	172,057	167,512	131,015	104,958	96,088
Loss on debt extinguishment	0	318	0	0	0
Tax effect of loss on debt extinguishment	0	(66)	0	0	0
Operating net income (non-GAAP)	172,057	167,764	131,015	104,958	96,088
Amortization of intangibles	15,956	18,155	16,941	5,479	3,663
Tax effect of amortization of intangibles	(3,070)	(3,780)	(5,005)	(1,800)	(1,135)
Subtotal (non-GAAP)	184,943	182,139	142,951	108,637	98,616
Acquired non-impaired loan accretion	(6,167)	(7,921)	(5,888)	(2,868)	(2,256)
Tax effect of acquired non-impaired loan accretion	1,186	1,649	1,739	942	700
Adjusted net income (non-GAAP)	$179,962	$175,867	$138,802	$106,711	$97,060

Return on average assets
Adjusted net income (non-GAAP)	$179,962	$175,867	$138,802	$106,711	$97,060
Average total assets	11,043,173	10,665,209	10,089,215	8,660,067	7,814,564
Adjusted return on average assets (non-GAAP)	1.63%	1.65%	1.38%	1.23%	1.24%

Return on average equity
Adjusted net income (non-GAAP)	$179,962	$175,867	$138,802	$106,711	$97,060
Average total equity	1,794,717	1,653,381	1,475,761	1,211,520	1,028,038
Adjusted return on average equity (non-GAAP)	10.03%	10.64%	9.41%	8.81%	9.44%

(000's omitted)	2019	2018	2017	2016	2015
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.23	$3.24	$3.03	$2.32	$2.19
Acquisition expenses	0.16	(0.01)	0.52	0.04	0.17
Tax effect of acquisition expenses	(0.03)	0.00	(0.15)	(0.01)	(0.05)
Tax Cuts and Jobs Act deferred impact	0.00	0.00	(0.76)	0.00	0.00
Subtotal (non-GAAP)	3.36	3.23	2.64	2.35	2.31
(Gain)/loss on sales of investment securities, net	(0.09)	0.00	0.00	0.00	0.00
Tax effect of (gain)/loss on sales of investment securities, net	0.02	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.29	3.23	2.64	2.35	2.31
Unrealized gain on equity securities	0.00	(0.01)	0.00	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.29	3.22	2.64	2.35	2.31
Loss on debt extinguishment	0.00	0.01	0.00	0.00	0.00
Tax effect of loss on debt extinguishment	0.00	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	3.29	3.23	2.64	2.35	2.31
Amortization of intangibles	0.31	0.35	0.34	0.12	0.09
Tax effect of amortization of intangibles	(0.06)	(0.07)	(0.10)	(0.04)	(0.03)
Subtotal (non-GAAP)	3.54	3.51	2.88	2.43	2.37
Acquired non-impaired loan accretion	(0.12)	(0.15)	(0.12)	(0.06)	(0.05)
Tax effect of acquired non-impaired loan accretion	0.02	0.03	0.04	0.02	0.01
Diluted adjusted net earnings per share (non-GAAP)	$3.44	$3.39	$2.80	$2.39	$2.33

Noninterest operating expenses
Noninterest expenses (GAAP)	$372,026	$345,289	$347,149	$266,848	$233,055
Amortization of intangibles	(15,956)	(18,155)	(16,941)	(5,479)	(3,663)
Acquisition expenses	(8,608)	769	(25,986)	(1,706)	(7,037)
Total operating expenses (non-GAAP)	$347,462	$327,903	$304,222	$259,663	$222,355

Efficiency ratio
Operating expenses (non-GAAP) - numerator	$347,462	$327,903	$304,222	$259,663	$222,355
Fully tax-equivalent net interest income	$363,184	$349,400	$325,090	$283,857	$260,824
Noninterest revenues	230,619	224,059	202,423	155,625	123,299
Acquired non-impaired loan accretion	(6,167)	(7,921)	(5,888)	(2,868)	(2,256)
Insurance-related recovery	0	0	0	(950)	0
(Gain)/loss on sales of investment securities, net	(4,882)	0	(2)	0	4
Unrealized gain on equity securities	(19)	(657)	0	0	0
Loss on debt extinguishment	0	318	0	0	0
Operating revenues (non-GAAP) - denominator	$582,735	$565,199	$521,623	$435,664	$381,871
Efficiency ratio (non-GAAP)	59.6%	58.0%	58.3%	59.6%	58.2%

(000's omitted)	2019	2018	2017	2016	2015
Balance sheet data
Total assets
Total assets (GAAP)	$11,410,295	$10,607,295	$10,746,198	$8,666,437	$8,552,669
Intangible assets	(836,923)	(807,349)	(825,088)	(480,844)	(484,146)
Deferred taxes on intangible assets	44,742	46,370	48,419	43,504	39,724
Total tangible assets (non-GAAP)	$10,618,114	$9,846,316	$9,969,529	$8,229,097	$8,108,247

Total common equity
Shareholders' Equity (GAAP)	$1,855,234	$1,713,783	$1,635,315	$1,198,100	$1,140,647
Intangible assets	(836,923)	(807,349)	(825,088)	(480,844)	(484,146)
Deferred taxes on intangible assets	44,742	46,370	48,419	43,504	39,724
Total tangible common equity (non-GAAP)	$1,063,053	$952,804	$858,646	$760,760	$696,225

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$1,063,053	$952,804	$858,646	$760,760	$696,225
Total tangible assets (non-GAAP) - denominator	$10,618,114	$9,846,316	$9,969,529	$8,229,097	$8,108,247
Net tangible equity-to-assets ratio (non-GAAP)	10.01%	9.68%	8.61%	9.24%	8.59%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

·	Asset and liability levels using December 31, 2019 as a starting point.

·
There are assumed to be conservative levels of balance sheet growth, low-to-mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

·
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

·	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at December 31, 2019 (000’s omitted)
+200 basis points	$4,811
+100 basis points	$3,257
-100 basis points	($4,232)
-150 basis points	($8,009)

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 60 through 111 of this item.

·	Consolidated Statements of Condition,
December 31, 2019 and 2018

·	Consolidated Statements of Income,
Years ended December 31, 2019, 2018, and 2017

·	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2019, 2018, and 2017

·	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2019, 2018, and 2017

·	Consolidated Statements of Cash Flows,
Years ended December 31, 2019, 2018, and 2017

·	Notes to Consolidated Financial Statements,
December 31, 2019

·	Management’s Report on Internal Control Over Financial Reporting

·	Report of Independent Registered Public Accounting Firm

Selected Quarterly Data (Unaudited) for 2019 and 2018 are contained on page 115.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$205,030	$211,834
Available-for-sale investment securities (cost of $3,011,551 and $2,952,278, respectively)	3,044,428	2,936,049
Equity and other securities (cost of $42,965 and $44,678, respectively)	43,915	45,609
Loans held for sale, at fair value	0	83

Loans	6,890,543	6,281,121
Allowance for loan losses	(49,911)	(49,284)
Net loans	6,840,632	6,231,837

Goodwill, net	773,810	733,503
Core deposit intangibles, net	16,418	18,596
Other intangibles, net	46,695	55,250
Intangible assets, net	836,923	807,349

Premises and equipment, net	164,638	119,988
Accrued interest and fees receivable	31,647	31,048
Other assets	243,082	223,498

Total assets	$11,410,295	$10,607,295

Liabilities:
Noninterest-bearing deposits	$2,465,902	$2,312,816
Interest-bearing deposits	6,529,065	6,009,555
Total deposits	8,994,967	8,322,371

Overnight Federal Home Loan Bank borrowings	8,300	54,400
Securities sold under agreement to repurchase, short-term	241,708	259,367
Other Federal Home Loan Bank borrowings	3,750	1,976
Subordinated notes payable	13,795	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	97,939
Accrued interest and other liabilities	215,221	157,459
Total liabilities	9,555,061	8,893,512

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 51,974,726 and 51,576,839 shares issued, respectively	51,975	51,577
Additional paid-in capital	927,337	911,748
Retained earnings	882,851	795,563
Accumulated other comprehensive (loss)	(10,226)	(45,305)
Treasury stock, at cost (180,803 shares including 179,548 shares held by deferred compensation arrangements at December 31, 2019, and 319,015 shares including 207,403 shares held by deferred compensation arrangements at December 31, 2018)	(6,823)	(11,528)
Deferred compensation arrangements (179,548 shares at December 31, 2019 and 207,403 shares at December 31, 2018)	10,120	11,728
Total shareholders’ equity	1,855,234	1,713,783

Total liabilities and shareholders’ equity	$11,410,295	$10,607,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$308,210	$286,165	$253,949
Interest and dividends on taxable investments	65,904	63,504	60,159
Interest and dividends on nontaxable investments	11,613	13,064	15,347
Total interest income	385,727	362,733	329,455

Interest expense:
Interest on deposits	20,460	10,658	8,031
Interest on borrowings	1,848	2,343	1,845
Interest on subordinated notes payable	346	0	0
Interest on subordinated debt held by unconsolidated subsidiary trusts	3,898	4,677	3,904
Total interest expense	26,552	17,678	13,780

Net interest income	359,175	345,055	315,675
Provision for loan losses	8,430	10,837	10,984
Net interest income after provision for loan losses	350,745	334,218	304,691

Noninterest revenues:
Deposit service fees	65,602	70,384	67,896
Other banking services	4,881	4,968	5,466
Employee benefit services	97,167	92,279	80,830
Insurance services	32,199	30,317	26,150
Wealth management services	25,869	25,772	22,079
Unrealized gain on equity securities	19	657	0
Loss on debt extinguishment	0	(318)	0
Gain on sales of investment securities, net	4,882	0	2
Total noninterest revenues	230,619	224,059	202,423

Noninterest expenses:
Salaries and employee benefits	219,916	207,363	186,903
Occupancy and equipment	39,850	39,948	35,561
Data processing and communications	41,407	39,094	37,579
Amortization of intangible assets	15,956	18,155	16,941
Legal and professional fees	10,783	10,644	11,576
Business development and marketing	11,416	9,383	9,994
Acquisition expenses	8,608	(769)	25,986
Other expenses	24,090	21,471	22,609
Total noninterest expenses	372,026	345,289	347,149

Income before income taxes	209,338	212,988	159,965
Income taxes	40,275	44,347	9,248
Net income	$169,063	$168,641	$150,717

Basic earnings per share	$3.26	$3.28	$3.07
Diluted earnings per share	$3.23	$3.24	$3.03

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2019	2018	2017

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$(2,563)	$(12,647)	$(707)
Tax effect	605	3,087	263
Amortization of actuarial losses included in net periodic pension cost, net	(1,958)	(9,560)	(444)

Amortization of prior service cost included in net periodic pension cost, gross	(115)	(1,398)	(859)
Tax effect	28	340	324
Amortization of prior service cost included in net periodic pension cost, net	(87)	(1,058)	(535)

Initial projected benefit obligation recognized upon plan adoption, gross	0	(775)	0
Tax effect	0	189	0
Initial projected benefit obligation recognized upon plan adoption, net	0	(586)	0

Unamortized actuarial gain due to plan merger, gross	0	0	1,858
Tax effect	0	0	(711)
Unamortized actuarial gain due to plan merger, net	0	0	1,147

Other comprehensive (loss)/income related to pension and other post retirement obligations, net of taxes	(2,045)	(11,204)	168

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	53,988	(39,894)	(17,851)
Tax effect	(13,176)	9,700	6,787
Net unrealized holding gains (losses) arising during period, net	40,812	(30,194)	(11,064)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	(208)	0

Reclassification adjustment for net (gains) included in net income, gross	(4,882)	0	(2)
Tax effect	1,194	0	1
Reclassification adjustment for net (gains) included in net income, net	(3,688)	0	(1)

Other comprehensive gain (loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	37,124	(30,402)	(11,065)

Other comprehensive income (loss), net of tax	35,079	(41,606)	(10,897)
Net income	169,063	168,641	150,717
Comprehensive income	$204,142	$127,035	$139,820

	As of December 31,
	2019	2018	2017

Accumulated Other Comprehensive Income/(Loss) By Component:
Unrealized (loss) for pension and other postretirement obligations	$(46,175)	$(43,497)	$(28,677)
Tax effect	11,293	10,660	7,044
Net unrealized (loss) for pension and other postretirement obligations	(34,882)	(32,837)	(21,633)

Unrealized gain (loss) on available-for-sale securities	32,877	(16,229)	23,940
Tax effect	(8,221)	3,761	(6,006)
Net unrealized gain (loss) on available-for-sale securities	24,656	(12,468)	17,934

Accumulated other comprehensive (loss)	$(10,226)	$(45,305)	$(3,699)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2017, 2018 and 2019
(In Thousands, Except Share Data)

	Common Stock				Accumulated
	Shares Outstanding	Amount Issued	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Treasury Stock	Deferred Compensation Arrangements	Total
Balance at December 31, 2016	44,437,415	$44,950	$545,775	$614,692	$7,843	$(15,160)	$0	$1,198,100
Net income				150,717				150,717
Other comprehensive loss, net of tax					(10,897)			(10,897)
Reclassification related to tax effect of Tax Cuts and Jobs Act				645	(645)			0
Dividends declared:
Common, $1.32 per share				(65,497)				(65,497)
Common stock issued under employee stock plans	264,640	265	4,298					4,563
Stock-based compensation			5,137					5,137
Stock issued for acquisitions	6,048,849	6,049	337,083					343,132
Deferred compensation arrangements acquired	(179,003)					(10,022)	10,022	0
Treasury stock purchased	(58,491)					(3,306)	3,306	0
Treasury stock issued to benefit plan	182,667		2,586			7,474		10,060
Balance at December 31, 2017	50,696,077	51,264	894,879	700,557	(3,699)	(21,014)	13,328	1,635,315
Net income				168,641				168,641
Other comprehensive loss, net of tax					(41,398)			(41,398)
Cumulative effect of change in accounting principle – equity securities				208	(208)			0
Dividends declared:
Common, $1.44 per share				(73,843)				(73,843)
Common stock issued under employee stock plans	312,998	313	6,130					6,443
Stock-based compensation			6,064					6,064
Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0
Treasury stock purchased	(5,142)					(298)	298	0
Treasury stock issued to benefit plan	218,658		4,675			7,886		12,561
Balance at December 31, 2018	51,257,824	51,577	911,748	795,563	(45,305)	(11,528)	11,728	1,713,783
Net income				169,063				169,063
Other comprehensive income, net of tax					35,079			35,079
Dividends declared:
Common, $1.58 per share				(81,775)				(81,775)
Common stock issued under employee stock plans	397,887	398	6,517					6,915
Stock-based compensation			5,285					5,285
Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0
Treasury stock purchased	(4,576)					(286)	286	0
Treasury stock issued to benefit plan	110,357		2,723			4,161		6,884
Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$169,063	$168,641	$150,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,891	15,749	16,024
Amortization of intangible assets	15,956	18,155	16,941
Net accretion on securities, loans and borrowings	(6,176)	(9,404)	(6,619)
Stock-based compensation	5,285	6,064	5,137
Provision for loan losses	8,430	10,837	10,984
(Benefit)/provision for deferred income taxes	(2,302)	2,663	(28,692)
Amortization of mortgage servicing rights	378	449	499
Unrealized gain on equity securities	(19)	(657)	0
Loss on debt extinguishment	0	318	0
Income from bank-owned life insurance policies	(1,678)	(1,579)	(1,586)
Gain on sales of investment securities, net	(4,882)	0	(2)
Net loss/(gain) on sale of loans and other assets	11	(80)	181
Change in other assets and liabilities	2,545	10,252	26,090
Net cash provided by operating activities	202,502	221,408	189,674
Investing activities:
Proceeds from sales of available-for-sale investment securities	590,179	0	0
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	209,857	140,784	157,278
Proceeds from maturities and redemptions of other investment securities	3,995	5,867	30,116
Purchases of available-for-sale investment securities	(810,122)	(78,131)	(90,380)
Purchases of equity and other securities	(202)	(31)	(13,302)
Net (increase) decrease in loans	(140,382)	(35,414)	164,846
Cash paid for acquisition, net of cash acquired of $90,381, $16, and $52,132, respectively	(4,653)	(1,737)	(107,414)
Settlement of bank owned life insurance policies	1,597	0	1,779
Purchases of premises and equipment, net	(5,686)	(12,646)	(10,819)
Real estate limited partnership investments	(1,637)	(1,197)	(733)
Net cash (used in)/provided by investing activities	(157,054)	17,495	131,371
Financing activities:
Net increase (decrease) in deposits	104,435	(122,049)	(79,940)
Net decrease in borrowings, net of payments of $646, $95 and $81,544	(64,405)	(47,339)	(144,809)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(22,681)	(25,207)	0
Issuance of common stock	6,915	6,443	4,563
Purchase of treasury stock	(286)	(298)	(3,306)
Sale of treasury stock	6,884	12,561	10,060
Increase in deferred compensation agreements	286	298	3,306
Cash dividends paid	(80,241)	(71,495)	(62,305)
Withholding taxes paid on share-based compensation	(3,159)	(1,021)	(1,433)
Net cash used in financing activities	(52,252)	(248,107)	(273,864)
Change in cash and cash equivalents	(6,804)	(9,204)	47,181
Cash and cash equivalents at beginning of year	211,834	221,038	173,857
Cash and cash equivalents at end of year	$205,030	$211,834	$221,038
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,425	$17,926	$13,705
Cash paid for income taxes	46,457	30,266	41,231
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	21,342	19,808	17,460
Transfers from loans to other real estate	2,522	3,299	3,518
Acquisitions:
Common stock issued	0	0	343,132
Fair value of assets acquired, excluding acquired cash and intangibles	548,856	115	1,961,246
Fair value of liabilities assumed	589,733	31	1,870,449

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”).  As of December 31, 2019, BPAS owns five subsidiaries:  Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined benefit contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services.  NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products.  HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.  The Company also wholly-owns one unconsolidated subsidiary business trust formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2019, the Bank operated 231 full service branches operating as Community Bank, N.A. throughout 40 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services.  The Bank owns the following operating subsidiaries:  The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), NOTCH Investment Fund, LLC (“NOTCH”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), and Oneida Preferred Funding II LLC (“OPFC II”).  OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services.  NOTCH, PFC and OPFC II primarily act as investors in residential and commercial real estate activities.  TMC provides cash management, investment, and treasury services to the Bank.  CISI and Carta Group provide broker-dealer and investment advisory services.  Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019, $26.8 million of accounts receivable, including $7.5 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the Consolidated Statements of Condition.  As of December 31, 2018, $26.4 million of accounts receivable, including $7.8 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the Consolidated Statements of Condition.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days.  The carrying amounts reported in the Consolidated Statements of Condition for cash and cash equivalents approximate those assets’ fair values.  As of December 31, 2019 and 2018, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $10.4 million and $15.0 million, respectively.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  The Company did not use the held-to-maturity classification in 2018 or 2019.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2019.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the Consolidated Statement of Income. Certain equity securities that do not have a readily determinable fair value are stated at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

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

Impaired and Other Nonaccrual Loans
The Company places a loan on nonaccrual status when the loan becomes 90 days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than 90 days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible.  This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower’s financial condition.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation.  Computer software costs that are capitalized include only external direct costs of obtaining and installing the software.  The Company has not developed any internal use software.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Useful lives range from two to 20 years for equipment; three to seven years for software and hardware; and 10 to 40 years for building and building improvements.  Land improvements are depreciated over 20 years and leasehold improvements are amortized over the shorter of the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset. Maintenance and repairs are charged to expense as incurred.

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

Right-of-use assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the associated leases. Operating lease right-of-use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company uses interest rates on advances from the FHLB available at the time of commencement to determine the present value of lease payments. The operating lease right-of-use assets include any lease payments made at the time of commencement and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term and is included in occupancy and equipment expense in the Company’s consolidated statements of income.
The Company elected to account for lease and non-lease components separately, applies a portfolio approach to account for the lease right-of-use assets and liabilities for certain equipment leases and elected to exclude leases with a term of 12 months or less from the recognition and measurement policies described above.
Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2019 and 2018, other real estate totaled $1.3 million and $1.3 million, respectively, and is included in other assets.

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

Investments in Real Estate Limited Partnerships
The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing.  The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2019.  These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties.  As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.  The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense.  The Company has unfunded commitments of $0.4 million at year-end related to qualified affordable housing project investments, which will be funded in 2020.  There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Advertising
Advertising costs amounting to approximately $7.1 million, $5.1 million and $5.7 million for the years ending December 31, 2019, 2018 and 2017, respectively, are nondirect response in nature and expensed as incurred.

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

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity’s accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach, with certain practical expedients available. The Company adopted this guidance on January 1, 2019 using the cumulative-effect adjustment method. The cumulative-effect adjustment was not material. The Company elected several practical expedients available under the standard. The Company elected to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification (operating or capital) of any expired or existing contracts, to not reassess initial direct costs for existing leases, and to use hindsight in determining the lease term. The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess its contracts and enable proper accounting and reporting of financial information upon adoption. The increase in total assets and total liabilities was $34.2 million. The impact on the Company’s results of operations and cash flows was not material.

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
New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU No. 2016-13”). This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the incurred loss methodology under existing guidance with a current expected credit loss (“CECL”) methodology for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. CECL simplifies the accounting model for purchased credit-impaired debt securities and loans and requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The Company has developed, refined and validated its CECL models that were run in parallel to its incurred loss model for the third and fourth quarters of 2019. The Company’s CECL models utilizes historical data, as well as current and expected economic conditions and forecasts. The development of these models required the evaluation of data requirements, a determination of loan segments, the determination of the model construct for each loan segment and the development of a qualitative framework. In addition, the Company evaluated its CECL models’ sensitivity to various model inputs and identified the key controls around model development and quarterly model operation.  Management is currently in the process of finalizing the evaluation of key controls around the quarterly and annual financial statement disclosures of its CECL models.

The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach, and recorded a net cumulative-effect adjustment that increased retained earnings by $0.5 million. This adjustment was a result of a $0.7 million decrease in the allowance for loan losses and a $1.0 million adjustment to loans, partially offset by a $1.2 million increase in other liabilities related to the allowance for off-balance-sheet credit exposures. The adoption of ASU No. 2016-13 did not result in a material allowance for credit losses on the Company’s available-for-sale debt securities or its other instruments carried at amortized cost. The Company’s regulators will permit financial institutions to “phase-in” the impact of CECL on its regulatory capital ratios over 3 years with transitional relief of incremental capital requirements.  The Company will not utilize the phased-in approach and will record the entire cumulative-effect adjustment against its regulatory capital at the time of adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and determined the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (Topic 820).  The updated guidance removed the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. The updated guidance clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurements as of the reporting date. Further, the updated guidance requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and how the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements was calculated.  This new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2020 and determined the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20).  The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the next fiscal year, as well as the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates, and explanations for significant gains and losses related to changes in the benefit obligation for the period.  This new guidance is effective retrospectively for fiscal years beginning after December 15, 2020 with early adoption permitted.  The Company is currently evaluating the impacts the adoption of this guidance will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740).  The updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and clarifying and amending existing guidance to improve consistent application.  This new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in any interim periods for which financial statements have not been issued.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

NOTE B:  ACQUISITIONS

Pending Acquisition – Steuben Trust Corporation
On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for approximately $104.4 million in Company stock and cash. Steuben currently operates 14 branch locations in Western New York. The acquisition will extend the Company’s footprint into two new counties in Western New York State, and enhance the Company’s presence in four Western New York State counties in which it currently operates. The acquisition is expected to close during the second quarter of 2020, pending both customary regulatory and Steuben shareholder approval. The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

On September 18, 2019, the Company, through its subsidiary, CISI, completed its acquisition of certain assets of a practice engaged in the financial services business headquartered in Syracuse, New York. The Company paid $0.5 million in cash to acquire a customer list, and recorded a $0.5 million customer list intangible asset in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date.

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.3 million in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $10.6 million, and direct expenses, which may not include certain shared expenses, of approximately $4.7 million from Kinderhook were included in the consolidated income statement for the year ended December 31, 2019.

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

On May 12, 2017, the Company completed its acquisition of Merchants Bancshares, Inc. (“Merchants”), parent company of Merchants Bank, headquartered in South Burlington, Vermont, for $345.2 million in Company stock and cash, comprised of $82.9 million in cash and the issuance of 4.68 million shares of common stock.  The acquisition extended the Company’s footprint into the Vermont and Western Massachusetts markets with the addition of 31 branch locations in Vermont and one location in Massachusetts.  This transaction resulted in the acquisition of $2.0 billion of assets, including $1.49 billion of loans and $370.6 million of investment securities, as well as $1.45 billion of deposits and $189.0 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues of approximately $55.8 million and direct expenses, which may not include certain shared expenses, of approximately $29.4 million from Merchants were included in the consolidated income statement for the year ended December 31, 2019.  Revenues of approximately $61.2 million and direct expenses, which may not include certain shared expenses, of approximately $30.8 million from Merchants were included in the consolidated income statement for the year ended December 31, 2018.

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

On February 3, 2017, the Company completed its acquisition of NRS and its subsidiary GTC, headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash.  NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients.  Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products.  The acquisition of NRS and GTC, hereafter referred to collectively as NRS, strengthens and complements the Company’s existing employee benefit services businesses.  Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company.  This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized using the 150% declining balance method over 10 years, a $23.0 million deferred tax liability associated with the customer list intangible, and $75.3 million in goodwill.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of $44.0 million and expenses of $23.9 million from NRS were included in the consolidated statement of income for the year ended December 31, 2019.  Revenues of $40.6 million and expenses of $24.6 million from NRS were included in the consolidated statement of income for the year ended December 31, 2018.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisition, and were subject to adjustment based on updated information not available at the time of acquisition.  During the first quarter of 2018, the carrying amount of other liabilities associated with the NRS acquisition decreased by $1.2 million as a result of an adjustment to deferred taxes.  Goodwill associated with the NRS acquisition decreased $1.2 million as a result of this adjustment.  During the second quarter of 2018, the carrying amount of other liabilities associated with the GBR acquisition decreased by $0.09 million as a result of updated information not available at the time of acquisition.  Goodwill associated with the GBR acquisition decreased $0.09 million as a result of this adjustment. During the fourth quarter of 2018, the carrying amount of other liabilities associated with the GBR acquisition increased $0.02 million as a result of updated information not available at the time of acquisition. Goodwill associated with the GBR acquisition increased $0.02 million as a result of this adjustment.During the fourth quarter of 2019, associated with the Kinderhook acquisition, the carrying amount of deposits increased by $0.08 million, loans decreased by $0.05 million, other liabilities increased by $0.04 million, other assets decreased by $0.04 million, and accrued interest and fees receivable increased by $0.01 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Kinderhook acquisition increased by $0.2 million as a result of these adjustments.
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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

		2019		2018	2017
(000s omitted)	Kinderhook	Other (1)	Total	Other (2)	NRS	Merchants	Other (3)	Total
Consideration paid :
Cash	$93,384	$1,650	$95,034	$1,753	$70,073	$82,898	$6,775	$159,746
Community Bank System, Inc. common stock	0	0	0	0	78,483	262,254	2,395	343,132
Total net consideration paid	93,384	1,650	95,034	1,753	148,556	345,152	9,170	502,878
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	90,381	0	90,381	16	11,063	40,730	339	52,132
Investment securities	39,770	0	39,770	0	20,294	370,648	0	390,942
Loans	479,877	0	479,877	0	0	1,488,157	0	1,488,157
Premises and equipment	13,970	0	13,970	10	411	16,608	27	17,046
Accrued interest and fees receivable	1,130	0	1,130	0	72	4,773	0	4,845
Other assets	14,109	0	14,109	105	8,088	51,585	583	60,256
Core deposit intangibles	3,573	0	3,573	0	0	23,214	0	23,214
Other intangibles	0	1,650	1,650	1,343	60,200	2,857	5,626	68,683
Deposits	(568,161)	0	(568,161)	0	0	(1,448,406)	0	(1,448,406)
Other liabilities	(3,259)	0	(3,259)	(31)	(26,828)	(11,750)	(1,155)	(39,733)
Short-term advances	0	0	0	0	0	(80,000)	0	(80,000)
Securities sold under agreement to repurchase, short-term	0	0	0	0	0	(278,076)	0	(278,076)
Other Federal Home Loan Bank borrowings	(2,420)	0	(2,420)	0	0	(3,615)	0	(3,615)
Subordinated notes payable	(13,831)	0	(13,831)	0	0	0	0	0
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	0	(2,062)	0	0	(20,619)	0	(20,619)
Total identifiable assets, net	53,077	1,650	54,727	1,443	73,300	156,106	5,420	234,826
Goodwill	$40,307	$0	$40,307	$310	$75,256	$189,046	$3,750	$268,052

(1) Includes amounts related to both acquisitions completed by CISI in 2019.
(2) Includes amounts related to the Penna, Styles Bridges and HR Consultants acquisitions.
(3) Includes amounts related to the BAS, Dryfoos, NECM and GBR acquisitions.

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

The following is a summary of the loans acquired from Kinderhook at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-impaired	Acquired
(000s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$13,350	$636,384	$649,734
Contractual cash flows not expected to be collected	(4,176)	(5,472)	(9,648)
Expected cash flows at acquisition	9,174	630,912	640,086
Interest component of expected cash flows	(551)	(159,658)	(160,209)
Fair value of acquired loans	$8,623	$471,254	$479,877

The following is a summary of the loans acquired from Merchants at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-impaired	Acquired
(000s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$15,454	$1,872,574	$1,888,028
Contractual cash flows not expected to be collected	(5,385)	(14,753)	(20,138)
Expected cash flows at acquisition	10,069	1,857,821	1,867,890
Interest component of expected cash flows	(793)	(378,940)	(379,733)
Fair value of acquired loans	$9,276	$1,478,881	$1,488,157

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

The core deposit intangibles and other intangibles related to both acquisitions completed by CISI in 2019, Kinderhook, Penna, Styles Bridges, HR Consultants, Merchants, Dryfoos, BAS, NECM, and GBR acquisitions are being amortized using an accelerated method over their estimated useful life of  eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Kinderhook and Merchants acquisitions, the Employee Benefit Services segment for NRS, and All Other segments for the Penna, Dryfoos, BAS, and GBR acquisitions.  Goodwill arising from the Kinderhook, Merchants, NRS, and GBR acquisitions is not deductible for tax purposes.  Goodwill arising from the Penna, Dryfoos, BAS, and GBR acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses (recoveries) amount to $8.6 million, $(0.8) million and $26.0 million during 2019, 2018 and 2017, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited condensed pro forma information assumes the Kinderhook acquisition had been completed as of January 1, 2018 for the year ended December 31, 2019 and December 31, 2018 and the Merchants and NRS acquisitions had been completed as of January 1, 2016 for the year ended December 31, 2017 and December 31, 2016.  The pro forma information does not include amounts related to the two acquisitions completed by CISI in 2019, Penna, Styles Bridges, HR Consultants, BAS, Dryfoos, NECM and GBR as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Kinderhook, Merchants, and NRS combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition expenses related to the Kinderhook transaction totaling $8.0 million for the year ended December 31, 2019 were included in the pro forma information as if they were incurred in 2018. Acquisition expenses related to the Merchants and NRS transactions totaling $25.7 million for the year ended December 31, 2017 were included in the pro forma information as if they were incurred in 2016.

	Pro Forma (Unaudited) Year Ended December 31,
(000’s omitted)	2019	2018	2017	2016
Total revenue, net of interest expense	$602,817	$594,174	$546,977	$536,183
Net income	178,427	167,914	176,257	109,186

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2019				2018
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,030,060	$21,674	$7,975	$2,043,759	$2,036,474	$2,190	$14,911	$2,023,753
Obligations of state and political subdivisions	497,852	14,382	26	512,208	453,640	6,563	1,049	459,154
Government agency mortgage-backed securities	428,491	5,478	1,107	432,862	390,234	1,526	9,283	382,477
Corporate debt securities	2,527	1	0	2,528	2,588	0	42	2,546
Government agency collateralized mortgage obligations	52,621	482	32	53,071	69,342	60	1,283	68,119
Total available-for-sale portfolio	$3,011,551	$42,017	$9,140	$3,044,428	$2,952,278	$10,339	$26,568	$2,936,049

Equity and other Securities:
Equity securities, at fair value	$251	$200	$0	$451	$251	$200	$19	$432
Federal Home Loan Bank common stock	7,246	0	0	7,246	8,768	0	0	8,768
Federal Reserve Bank common stock	30,922	0	0	30,922	30,690	0	0	30,690
Other equity securities, at adjusted cost	4,546	750	0	5,296	4,969	750	0	5,719
Total equity and other securities	$42,965	$950	$0	$43,915	$44,678	$950	$19	$45,609

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2019
	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	12	$592,678	$7,970	5	$25,998	$5	17	$618,676	$7,975
Obligations of state and political subdivisions	21	22,716	26	0	0	0	21	22,716	26
Government agency mortgage-backed securities	50	89,237	341	52	52,975	766	102	142,212	1,107
Government agency collateralized mortgage obligations	5	5,971	14	5	4,405	18	10	10,376	32
Total available-for-sale investment portfolio	88	$710,602	$8,351	62	$83,378	$789	150	$793,980	$9,140

As of December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	7	$473,082	$682	64	$1,213,276	$14,229	71	$1,686,358	14,911
Obligations of state and political subdivisions	118	55,671	216	97	51,753	833	215	107,424	1,049
Government agency mortgage-backed securities	43	47,708	258	181	253,931	9,025	224	301,639	9,283
Corporate debt securities	0	0	0	1	2,546	42	1	2,546	42
Government agency collateralized mortgage obligations	1	66	0	41	63,112	1,283	42	63,178	1,283
Total available-for-sale investment portfolio	169	$576,527	$1,156	384	$1,584,618	$25,412	553	$2,161,145	$26,568

Equity and other Securities:
Equity securities, at fair value	1	$82	$19	0	$0	$0	1	$82	$19
Total equity and other securities	1	$82	$19	0	$0	$0	1	$82	$19

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of December 31, 2019 represents OTTI.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$677,169	$680,805
Due after one through five years	905,531	925,987
Due after five years through ten years	453,320	456,833
Due after ten years	494,419	494,870
Subtotal	2,530,439	2,558,495
Government agency mortgage-backed securities	428,491	432,862
Government agency collateralized mortgage obligations	52,621	53,071
Total	$3,011,551	$3,044,428

Investment securities with a carrying value of $1.471 billion and $1.447 billion at December 31, 2019 and 2018, respectively, were pledged to collateralize certain deposits and borrowings.  Securities pledged to collateralize certain deposits and borrowings included $502.8 million and $492.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2019, and 2018, respectively.  All securities sold under agreement to repurchase as of December 31, 2019 and 2018 have an overnight and continuous maturity.

During 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses. The proceeds from these sales were reinvested primarily in U.S. Treasury and agency securities at higher net yields as of December 31, 2019.

NOTE D:  LOANS

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.
●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, as well as mortgages on commercial property.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are secured by automobiles, marine and other recreational vehicles.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and lines of credit.
●	Home equity products are consumer purpose installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The balances of these classes at December 31 are summarized as follows:

(000’s omitted)	2019	2018
Business lending	$2,775,876	$2,396,977
Consumer mortgage	2,430,902	2,235,408
Consumer indirect	1,113,062	1,083,207
Consumer direct	184,378	178,820
Home equity	386,325	386,709
Gross loans, including deferred origination costs	6,890,543	6,281,121
Allowance for loan losses	(49,911)	(49,284)
Loans, net of allowance for loan losses	$6,840,632	$6,231,837

The Company had approximately $32.3 million and $28.4 million of net deferred loan origination costs included in gross loans as of December 31, 2019 and 2018, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers.  Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection.  Following is a summary of the aggregate amount of such loans during 2019 and 2018.

(000’s omitted)	2019	2018
Balance at beginning of year	$20,661	$22,344
New loans	5,720	2,600
Payments	(8,895)	(4,283)
Balance at end of year	$17,486	$20,661

Acquired loans
Acquired loans are recorded at fair value as of the date of purchase with no allowance for loan loss.  The outstanding principal balance and the related carrying amount of acquired loans included in the Consolidated Statement of Condition at December 31 are as follows:

(000’s omitted)	2019	2018
Credit impaired acquired loans:
Outstanding principal balance	$16,200	$6,936
Carrying amount	11,797	5,446

Non-impaired acquired loans:
Outstanding principal balance	1,448,046	1,271,584
Carrying amount	1,428,154	1,247,691

Total acquired loans:
Outstanding principal balance	1,464,246	1,278,520
Carrying amount	1,439,951	1,253,137

The outstanding balance related to credit impaired acquired loans was $17.1 million and $7.4 million at December 31, 2019 and 2018, respectively.  The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(000’s omitted)	2019	2018
Balance at beginning of year	$437	$976
Kinderhook acquisition	551	0
Accretion recognized	(493)	(783)
Net reclassification from non-accretable to accretable	138	244
Balance at end of year	$633	$437

Credit Quality
Management monitors the credit quality of its loan portfolio on an ongoing basis.  Measurement of delinquency and past due status are based on the contractual terms of each loan.  Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The following is an aged analysis of the Company’s past due loans by class as of December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$3,936	$126	$3,840	$7,902	$1,848,683	$1,856,585
Consumer mortgage	10,990	2,052	10,131	23,173	1,973,543	1,996,716
Consumer indirect	12,673	125	0	12,798	1,094,510	1,107,308
Consumer direct	1,455	76	0	1,531	174,445	175,976
Home equity	1,508	328	1,444	3,280	310,727	314,007
Total	$30,562	$2,707	$15,415	$48,684	$5,401,908	$5,450,592

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 - 89 days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$8,518	$2,173	$570	$11,261	$11,797	$896,233	$919,291
Consumer mortgage	890	277	2,386	3,553	0	430,633	434,186
Consumer indirect	79	31	0	110	0	5,644	5,754
Consumer direct	59	0	52	111	0	8,291	8,402
Home equity	744	238	412	1,394	0	70,924	72,318
Total	$10,290	$2,719	$3,420	$16,429	$11,797	$1,411,725	$1,439,951

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions.

The following table shows the amount of business lending loans by credit quality category:

	December 31, 2019			December 31, 2018
(000’s omitted)	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass	$1,655,280	$832,693	$2,487,973	$1,439,337	$702,493	$2,141,830
Special mention	98,953	45,324	144,277	105,065	40,107	145,172
Classified	102,352	29,477	131,829	74,425	28,525	102,950
Doubtful	0	0	0	0	1,579	1,579
Acquired impaired	0	11,797	11,797	0	5,446	5,446
Total	$1,856,585	$919,291	$2,775,876	$1,618,827	$778,150	$2,396,977

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis.  These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.  Performing loans include current, 30 – 89 days past due and acquired impaired loans.  Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.  The following tables detail the balances in all loan categories except for business lending at December 31, 2019:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,984,533	$1,107,183	$175,900	$312,235	$3,579,851
Nonperforming	12,183	125	76	1,772	14,156
Total	$1,996,716	$1,107,308	$175,976	$314,007	$3,594,007

Acquired loans (includes loans acquired after January 1, 2009)
(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$431,523	$5,723	$8,350	$71,668	$517,264
Nonperforming	2,663	31	52	650	3,396
Total	$434,186	$5,754	$8,402	$72,318	$520,660

The following table details the balances in all other loan categories at December 31, 2018:

Legacy loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,837,185	$1,072,134	$175,726	$310,875	$3,395,920
Nonperforming	11,265	258	48	1,666	13,237
Total	$1,848,450	$1,072,392	$175,774	$312,541	$3,409,157

Acquired loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$384,336	$10,781	$3,042	$73,615	$471,774
Nonperforming	2,622	34	4	553	3,213
Total	$386,958	$10,815	$3,046	$74,168	$474,987

All loan classes are collectively evaluated for impairment except business lending, as described in Note A.  A summary of individually evaluated impaired loans as of December 31, 2019 and 2018 is as follows:

(000’s omitted)	2019	2018
Loans with allowance allocation	$0	$3,956
Loans without allowance allocation	1,414	2,230
Carrying balance	1,414	6,186
Contractual balance	2,944	12,078
Specifically allocated allowance	0	956
Average impaired loans	5,078	7,618
Interest income recognized	0	0

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans are considered to be impaired.  As a result, the determination of the amount of allowance for loan losses related to impaired loans for each portfolio segment within TDRs is the same as detailed previously.

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in 2019, 2018 and 2017 was immaterial.

TDRs less than $0.5 million are collectively included in the general loan loss allocation and the qualitative review, if necessary.  Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for loan losses is provided.

Information regarding TDRs as of December 31, 2019 and December 31, 2018 is as follows

	December 31, 2019						December 31, 2018
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	8	$681	3	$201	11	$882	4	$162	2	$165	6	$327
Consumer mortgage	59	2,638	47	1,892	106	4,530	46	1,986	46	1,769	92	3,755
Consumer indirect	0	0	84	941	84	941	0	0	77	857	77	857
Consumer direct	0	0	23	101	23	101	0	0	22	71	22	71
Home equity	13	290	11	238	24	528	12	240	9	275	21	515
Total	80	$3,609	168	$3,373	248	$6,982	62	$2,388	156	$3,137	218	$5,525

The following table presents information related to loans modified in a TDR during the years ended December 31, 2019 and 2018.  Of the loans noted in the table below, all consumer mortgage loans for the years ended December 31, 2019 and December 31, 2018, were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	December 31, 2019		December 31, 2018
(000’s omitted)	#	Amount	#	Amount
Business lending	6	$685	2	$103
Consumer mortgage	22	1,519	9	470
Consumer indirect	33	364	32	320
Consumer direct	6	49	6	24
Home equity	6	181	3	118
Total	73	$2,798	52	$1,035

Allowance for Loan Losses

The allowance for loan losses is general in nature and is available to absorb losses from any loan type despite the analysis below.  The following presents by class the activity in the allowance for loan losses:

(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Balance at December 31, 2016	$17,220	$10,094	$13,782	$2,979	$2,399	$651	$108	$47,233
Charge-offs	(4,959)	(707)	(8,456)	(2,081)	(284)	0	(270)	(16,757)
Recoveries	656	50	4,516	849	52	0	0	6,123
Provision	4,340	1,028	3,626	1,292	(60)	449	309	10,984
Balance at December 31, 2017	17,257	10,465	13,468	3,039	2,107	1,100	147	47,583
Charge-offs	(3,566)	(836)	(8,382)	(1,777)	(544)	0	(381)	(15,486)
Recoveries	485	136	4,874	807	48	0	0	6,350
Provision	4,346	359	4,406	1,026	533	(100)	267	10,837
Balance at December 31, 2018	18,522	10,124	14,366	3,095	2,144	1,000	33	49,284
Charge-offs	(2,334)	(1,372)	(7,631)	(1,945)	(445)	0	0	(13,727)
Recoveries	826	60	4,180	710	148	0	0	5,924
Provision	2,412	1,457	2,797	1,395	282	(43)	130	8,430
Balance at December 31, 2019	$19,426	$10,269	$13,712	$3,255	$2,129	$957	$163	$49,911

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2019	2018
Land and land improvements	$26,301	$24,340
Bank premises	141,905	133,259
Equipment and construction in progress	89,819	89,950
Operating lease right-of-use assets	39,895	0
Premises and equipment, gross	297,920	247,549
Accumulated depreciation	(133,282)	(127,561)
Premises and equipment, net	$164,638	$119,988

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2019			December 31, 2018
(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$66,475	$(50,057)	$16,418	$62,902	$(44,306)	$18,596
Other intangibles	89,266	(42,571)	46,695	87,616	(32,366)	55,250
Total amortizing intangibles	$155,741	$(92,628)	$63,113	$150,518	$(76,672)	$73,846

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2020	$13,800
2021	11,786
2022	10,105
2023	8,457
2024	7,041
Thereafter	11,924
Total	$63,113

Shown below are the components of the Company’s goodwill at December 31, 2019, 2018 and 2017:

(000’s omitted)	Year Ended December 31, 2017	Activity	Year Ended December 31, 2018	Activity	Year Ended December 31, 2019
Goodwill	$739,254	$(927)	$738,327	$40,307	$778,634
Accumulated impairment	(4,824)	0	(4,824)	0	(4,824)
Goodwill, net	$734,430	$(927)	$733,503	$40,307	$773,810

During the first quarter of 2019, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2019	2018
Carrying value before valuation allowance at beginning of period	$1,137	$1,358
Additions	17	228
Kinderhook acquisition	196	0
Amortization	(378)	(449)
Carrying value before valuation allowance at end of period	972	1,137
Valuation allowance balance at beginning of period	0	0
Impairment charges	(326)	0
Impairment recoveries	28	0
Valuation allowance balance at end of period	(298)	0
Net carrying value at end of period	$674	$1,137
Fair value of MSRs at end of period	$1,362	$2,397
Principal balance of loans sold during the year	$2,204	$18,228
Principal balance of loans serviced for others	$294,093	$333,862
Custodial escrow balances maintained in connection with loans serviced for others	$4,596	$4,982

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2019	2018
Weighted-average contractual life (in years)	20.9	21.4
Weighted-average constant prepayment rate (CPR)	18.7%	9.3%
Weighted-average discount rate	3.0%	3.6%

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2019	2018
Noninterest checking	$2,465,902	$2,312,816
Interest checking	2,138,348	1,920,545
Savings	1,538,203	1,448,208
Money market	1,916,385	1,901,262
Time	936,129	739,540
Total deposits	$8,994,967	$8,322,371

Interest on deposits recorded in the consolidated statements of income consists of the following at December 31:

(000’s omitted)	2019	2018	2017
Interest on interest checking	$3,678	$1,796	$1,032
Interest on savings	942	858	841
Interest on money market	5,836	3,638	2,981
Interest on time	10,004	4,366	3,177
Total interest on deposits	$20,460	$10,658	$8,031

The approximate maturities of time deposits at December 31, 2019 are as follows:

(000’s omitted)	All Accounts	Accounts $250,000 or Greater
2020	$505,008	$73,893
2021	162,729	23,356
2022	84,028	7,297
2023	87,907	5,719
2024	96,439	20,252
Thereafter	18	0
Total	$936,129	$130,517

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2019	2018
Overnight FHLB borrowings	$8,300	$54,400
Subordinated notes payable, net of premium of $795 and $0, respectively	13,795	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	97,939
Securities sold under agreement to repurchase, short term	241,708	259,367
Other FHLB borrowings	3,750	1,976
Total borrowings	$344,873	$413,682

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2019 have contractual maturity dates as follows:

(000’s omitted, except rate)	Carrying Value	Weighted-average Rate at December 31, 2019
January 2, 2020	$250,008	0.82%
June 15, 2020	1,000	1.75%
February 8, 2021	675	1.45%
February 8, 2023	190	1.79%
July 3, 2023	549	2.25%
October 23, 2023	455	1.50%
October 1, 2025	302	1.50%
November 18, 2025	10,467	6.38%
February 28, 2028	3,328	6.00%
March 1, 2029	579	2.50%
December 15, 2036	77,320	3.54%
Total	$344,873	1.65%

The weighted-average interest rate on borrowings for the years ended December 31, 2019 and 2018 was 1.86% and 1.72%, respectively.

As of December 31, 2019, the Company sponsors one business trust, Community Capital Trust IV (“CCT IV”), of which 100% of the common stock is owned by the Company.  The Company previously sponsored MBVT Statutory Trust I (“MBVT I”) and Kinderhook Capital Trust (“KCT”) until September 16, 2019 when the Company exercised its right to redeem all of the MBVT I and KCT debentures and associated preferred securities for a total of $20.6 million and $2.1 million, respectively.  The common stock of MBVT I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition and the common stock of KCT was acquired in the Kinderhook Bank Corp. (“Kinderhook”) acquisition.  The Company previously sponsored Community Statutory Trust III (“CST III”) until July 31, 2018 when the Company exercised its right to redeem all of the CST III debentures and associated preferred securities for a total of $25.2 million.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  As of December 31, 2019, the terms of the preferred securities of CCT IV are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (3.54%)	12/15/2036	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2019	2018	2017
Current:
Federal	$34,804	$32,504	$31,152
State and other	7,773	9,180	6,788
Deferred:
Federal	(699)	2,122	(28,146)
State and other	(1,603)	541	(546)
Provision for income taxes	$40,275	$44,347	$9,248

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2019	2018
Allowance for loan losses	$12,059	$12,131
Employee benefits	5,393	4,479
Operating lease liabilities	9,801	0
Other, net	837	541
Deferred tax asset	28,090	17,151

Investment securities	21,547	14,451
Goodwill and intangibles	39,189	39,540
Operating lease right-of-use assets	9,566	0
Loan origination costs	7,639	6,851
Depreciation	2,736	3,098
Mortgage servicing rights	162	277
Pension	13,769	11,078
Deferred tax liability	94,608	75,295
Net deferred tax liability	$(66,518)	$(58,144)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.5)	(1.6)	(3.8)
State income taxes, net of federal benefit	2.5	3.4	2.5
Stock-based compensation	(1.6)	(0.9)	(2.0)
Federal deferred tax revaluation adjustment	0	0	(23.7)
Federal tax credits	(1.3)	(1.4)	(1.5)
Other, net	0.1	0.3	(0.7)
Effective income tax rate	19.2%	20.8%	5.8%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2019	2018	2017
Unrecognized tax benefits at beginning of year	$0	$24	$92
Changes related to:
Lapse of statutes of limitations	0	(24)	(68)
Unrecognized tax benefits at end of year	$0	$0	$24

As of December 31, 2019, there was no amount of material unrecognized tax benefits that would impact the Company’s effective tax rate if recognized.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income.  The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2015 may still be examined by the Internal Revenue Service.  New York State income tax returns for years after 2015 may still be examined by the New York Department of Taxation and Finance. The Company is currently under examination by the New York Department of Taxation and Finance in connection with tax years 2015 to 2017, and has not received any notices of proposed adjustments. It is not possible to estimate, if and when those examinations may be completed.

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

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2019, the Bank had approximately $119.3 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at the beginning of year	$144,211	$147,450	$1,657	$1,785
Service cost	5,081	4,561	0	0
Interest cost	6,264	5,676	70	69
Plan amendment / acquisition	0	883	0	0
Participant contributions	0	0	35	479
Deferred actuarial (gain)/loss	16,292	(4,177)	87	191
Benefits paid	(9,764)	(10,182)	(172)	(867)
Benefit obligation at end of year	162,084	144,211	1,677	1,657
Change in plan assets:
Fair value of plan assets at beginning of year	203,672	217,107	0	0
Actual return of plan assets	25,522	(3,858)	0	0
Participant contributions	0	0	35	479
Employer contributions	7,893	605	137	388
Plan acquisition	0	0	0	0
Benefits paid	(9,764)	(10,182)	(172)	(867)
Fair value of plan assets at end of year	227,323	203,672	0	0
Over/(Under) funded status at year end	$65,239	$59,461	$(1,677)	$(1,657)

Amounts recognized in the consolidated statement of condition were:
Other assets	$81,930	$72,659	$0	$0
Other liabilities	(16,691)	(13,198)	(1,677)	(1,657)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$41,924	$39,410	$641	$592
Net prior service cost (credit)	4,875	4,939	(1,265)	(1,444)
Pre-tax AOCI	46,799	44,349	(624)	(852)
Taxes	(11,448)	(10,870)	155	210
AOCI at year end	$35,351	$33,479	$(469)	$(642)

The benefit obligation for the defined benefit pension plan was $145.4 million and $131.0 million as of December 31, 2019 and 2018, respectively, and the fair value of plan assets as of December 31, 2019 and 2018 was $227.3 million and $203.7 million, respectively. The defined benefit pension plan was amended effective December 31, 2018 to transfer certain obligations from the Company’s non-qualified supplemental pension plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $16.4 million and $13.2 million for 2019 and 2018, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2019 and 2018.  The plan was frozen effective December 31, 2009.

Effective June 1, 2018, the Company adopted the Community Bank System, Inc. Restoration Plan (“Restoration Plan”).  The Restoration Plan is a non-qualified deferred compensation plan for certain employees whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation.  Adoption of the plan resulted in an unfunded initial projected benefit obligation of approximately $0.8 million.  The Restoration Plan was amended effective December 31, 2018 to transfer certain obligations into the Company’s qualified defined benefit pension plan.  The projected benefit obligation for the unfunded Restoration Plan was $0.3 million for 2019 and $0.1 million for 2018, respectively.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2019	2018	2019	2018
Prior service cost/(credit)	$(49)	$1,509	$136	$135
Net (gain) loss	1,920	9,431	38	129
Total	$1,871	$10,940	$174	$264

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits
Prior service credit	$241	$(179)
Net loss	3,212	40
Total	$3,453	$(139)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Discount rate	3.50%	4.50%	3.60%	4.45%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2019	2018	2017	2019	2018	2017
Service cost	$5,081	$4,561	$4,181	$0	$0	$0
Interest cost	6,264	5,676	5,717	70	69	76
Expected return on plan assets	(14,311)	(14,820)	(13,354)	0	0	0
Plan amendment	0	13	0	0	0	0
Amortization of unrecognized net loss/(gain)	2,568	1,193	767	38	21	8
Amortization of prior service cost	64	(293)	55	(179)	(179)	(179)
Net periodic (benefit)	$(334)	$(3,670)	$(2,634)	$(71)	$(89)	$(95)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.50%	4.00%	4.40%	4.45%	4.00%	4.40%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits
2020	$9,947	$179
2021	10,713	135
2022	10,913	132
2023	11,455	129
2024	11,762	126
2025-2029	59,503	572

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2019 to the RP-2014 Mortality Table for employees and healthy annuitants, adjusted backward to 2006 with Scale MP-2014, and then adjusted for mortality improvements with the Scale MP-2018 mortality improvement scale on a generational basis.  The appropriateness of the assumptions are reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2019 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash equivalents	$3,983	$0	$0	$3,983
Equity securities:
U.S. large-cap	50,301	0	0	50,301
U.S mid/small cap	10,408	0	0	10,408
CBU stock	6,522	0	0	6,522
International	37,990	0	0	37,990
	105,221	0	0	105,221

Fixed income securities:
Government securities	73,698	8,341	0	82,039
Investment grade bonds	12,884	0	0	12,884
High yield(a)	6,770	0	0	6,770
	93,352	8,341	0	101,693

Other investments (b)	15,856	82	0	15,938

Total (c)	$218,412	$8,423	$0	$226,835

The fair values of the Company’s defined benefit pension plan assets at December 31, 2018 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash equivalents	$4,856	$0	$0	$4,856
Equity securities:
U.S. large-cap	39,122	0	0	39,122
U.S mid/small cap	9,881	0	0	9,881
CBU stock	7,692	0	0	7,692
International	32,506	0	0	32,506
	89,201	0	0	89,201

Fixed income securities:
Government securities	64,417	11,370	0	75,787
Investment grade bonds	12,054	0	0	12,054
High yield(a)	6,712	0	0	6,712
	83,183	11,370	0	94,553

Other investments (b)	14,267	66	0	14,333

Total (c)	$191,507	$11,436	$0	$202,943
(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.5 million and $0.7 million at December 31, 2019 and 2018, respectively.

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

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a $7.3 million contribution to its defined benefit pension plan in 2019. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock.  The expense recognized under this plan for the years ended December 31, 2019, 2018 and 2017 was $6.1 million, $5.9 million, and $5.3 million, respectively.  Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan.  The expense recognized for this interest credit contribution for the years ended December 31, 2019, 2018, and 2017 was $1.1 million, $0.9 million, and $0.8 million, respectively.

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

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2019 and 2018, the Company has recorded a liability of $2.6 million and $2.8 million, respectively.  The expense recognized under these plans for the years ended December 31, 2019, 2018, and 2017 was approximately $0.2 million, $0.08 million, and $0.3 million, respectively.

Deferred Compensation Plans for Directors
Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in their account.  As of December 31, 2019 and 2018, there were 151,519 and 151,977 shares credited to the participants’ accounts, for which a liability of $4.9 million and $4.6 million was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2019, 2018 and 2017, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights.  As of December 31, 2019, the Company has authorization to grant up to approximately 1.2 million additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
	Outstanding	Weighted- average Exercise Price of Shares
Outstanding at December 31, 2017	1,708,296	$34.57
Granted	213,504	55.92
Exercised	(268,004)	27.94
Forfeited	(9,435)	45.54
Outstanding at December 31, 2018	1,644,361	38.36
Granted	199,110	59.41
Exercised	(331,315)	30.42
Forfeited	(9,162)	51.29
Outstanding at December 31, 2019	1,502,994	42.82
Exercisable at December 31, 2019	929,120	$36.73

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2019:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted- average Exercise Price
$0.00 – $28.00	96,324	$79.25	3.36	96,324	$24.26
$28.001 – $29.00	97,492	28.78	2.22	97,492	28.78
$29.001 – $30.00	141,501	29.79	3.21	141,501	29.79
$30.001 – $40.00	594,156	37.09	5.38	453,418	37.05
$40.001 – $60.00	573,521	57.47	8.24	140,385	56.76
TOTAL	1,502,994	$42.82	5.93	929,120	$36.73

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2019 is 5.93 years and 4.77 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2019 is $42.3 million and $31.8 million, respectively.

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.2 million, $2.6 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  A related income tax benefit was recognized of $0.5 million, $0.6 million and $0.8 million for the 2019, 2018 and 2017 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2019, 2018 and 2017 was approximately $2.8 million, $3.2 million and $2.7 million, respectively.

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

	2019	2018	2017
Weighted-average Fair Value of Options Granted	$14.16	$13.44	$12.78
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.73%	2.91%	3.19%
Share price volatility	29.31%	29.44%	29.71%
Weighted-average risk-free interest rate	2.44%	2.82%	2.31%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $5.1 million at December 31, 2019.  The weighted-average period over which this unrecognized expense would be recognized is 3.3 years.  The total fair value of stock options vested during 2019, 2018, and 2017 were $2.4 million, $2.3 million and $2.2 million, respectively.

During the 12 months ended December 31, 2019 and 2018, proceeds from stock option exercises totaled $11.3 million and $9.4 million, respectively, and the related tax benefits from exercise were approximately $2.3 million and $1.6 million, respectively.   During the twelve months ended December 31, 2019 and 2018, approximately 0.3 million shares were issued in connection with stock option exercises each year.  The total intrinsic value of options exercised during 2019, 2018 and 2017 were $11.6 million, $8.4 million and $7.6 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2019, and changes during the twelve months ended December 31, 2019 and 2018, is presented below:

	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2017	230,873	$34.06
Awards	50,133	55.92
Forfeitures	(3,429)	34.95
Vestings	(56,514)	39.40
Unvested at December 31, 2018	221,063	37.72
Awards	108,556	42.53
Forfeitures	(2,365)	52.47
Vestings	(130,466)	29.71
Unvested at December 31, 2019	196,788	$45.58

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $6.6 million at December 31, 2019, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 4.7 years.  The total fair value of restricted stock vested during 2019, 2018, and 2017 were $3.8 million, $2.3 million and $2.2 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2019.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.5 million, 0.4 million and 0.2 million weighted-average anti-dilutive stock options outstanding at December 31, 2019, 2018 and 2017, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2019, 2018 and 2017.

(000’s omitted, except per share data)	2019	2018	2017
Net income	$169,063	$168,641	$150,717
Income attributable to unvested stock-based compensation awards	(400)	(744)	(597)
Income available to common shareholders	$168,663	$167,897	$150,120

Weighted-average common shares outstanding - basic	51,732	51,165	48,843

Basic earnings per share	$3.26	$3.28	$3.07

Net income	$169,063	$168,641	$150,717
Income attributable to unvested stock-based compensation awards	(400)	(744)	(597)
Income available to common shareholders	$168,663	$167,897	$150,120

Weighted-average common shares outstanding	51,732	51,165	48,843
Assumed exercise of stock options	516	583	627
Weighted-average common shares outstanding – diluted	52,248	51,748	49,470

Diluted earnings per share	$3.23	$3.24	$3.03
Cash dividends declared per share	$1.58	$1.44	$1.32

Stock Repurchase Program
At its December 2018 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2019.  At its December 2019 meeting, the Board approved a similar program for 2020, authorizing the repurchase of up to 2.6 million shares of the Company’s common stock through December 31, 2020.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no stock repurchases pursuant to the announced plans in 2019 or 2018.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2019	2018
Commitments to extend credit	$1,143,780	$1,134,576
Standby letters of credit	37,872	33,169
Total	$1,181,652	$1,167,745

The Bank has unused lines of credit of $25.0 million at December 31, 2019.  The Bank has unused borrowing capacity of approximately $1.80 billion through collateralized transactions with the FHLB and $25.1 million through collateralized transactions with the Federal Reserve.

The Company is required to maintain a reserve balance, as established by the FRB.  The required average total reserve for the 14-day maintenance period of December 19, 2019 through January 1, 2020 was $100.3 million, with $77.2 million represented by cash on hand and the remaining $23.1 million was required to be on deposit with the Federal Reserve.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE O:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 15 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2019
Operating lease cost	$8,724
Variable lease cost	18
Short-term lease cost (1)	240
Total lease cost	$8,982

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$7,938

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,145

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2019
Operating leases
Operating lease right-of-use assets	$39,895

Operating lease liabilities	40,913

Weighted average remaining lease term
Operating leases	6.6 years

Weighted average discount rate
Operating leases	2.95%

Maturities of lease liabilities as of December 31, 2019 are as follows:

(000’s omitted)	Operating Leases
2020	$9,396
2021	7,952
2022	6,664
2023	5,695
2024	4,565
Thereafter	11,150
Total lease payments	45,422
Less imputed interest	(4,509)
Total	$40,913

Included in the Company’s operating leases are related party leases where BPAS APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC. (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II.  As of December 31, 2019, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.9 million and $4.9 million, respectively.  As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 10.0 years and 3.67%, respectively. The maturities of the Company’s related party lease liabilities as of December 31, 2019 are as follows:

(000’s omitted)	706 North Clinton, LLC
2020	$591
2021	591
2022	591
2023	591
2024	591
Thereafter	2,946
Total lease payments	5,901
Less imputed interest	(964)
Total	$4,937

As of December 31, 2019, the Company has one additional operating lease for office space that has not yet commenced with a lease term of 5 years. The Company anticipates that the operating lease will commence during the second quarter of 2020. Upon commencement, lease right-of-use assets and lease liabilities of approximately $0.6 million will be recorded in the consolidated statements of condition.

Rental expense included in operating expenses amounted to $9.0 million and $7.3 million in 2018 and 2017, respectively.  The future minimum rental commitments as of December 31, 2018 for all non-cancelable operating leases are as follows:

2019	$8,452
2020	7,262
2021	5,673
2022	4,411
2023	2,621
Thereafter	10,390
Total	$38,809

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of December 31, 2019, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, the Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios.  The required capital conservation buffer is 2.50% for 2019 and 1.875% for 2018.  Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2019, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%.  To satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2018, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 6.375%, (ii) Tier 1 capital to total risk-weighted assets of at least 7.875%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 9.875%. As of December 31, 2019 and 2018, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach. As of December 31, 2019, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.
	Actual		For capital adequacy purposes		For capital adequacy purposes plus Capital Conservation Buffer		To be well-capitalized under prompt corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2019
Tier 1 Leverage ratio	$1,148,336	10.80%	$425,431	4.00%			$531,788	5.00%
Tier 1 risk-based capital	1,148,336	17.23%	399,834	6.00%	$566,432	8.50%	533,112	8.00%
Total risk-based capital	1,198,724	17.99%	533,112	8.00%	699,710	10.50%	666,390	10.00%
Common equity tier 1 capital	1,073,281	16.11%	299,876	4.50%	466,473	7.00%	433,154	6.50%
2018
Tier 1 Leverage ratio	$1,093,166	11.08%	$394,700	4.00%			$493,375	5.00%
Tier 1 risk-based capital	1,093,166	18.23%	359,747	6.00%	$472,168	7.875%	479,662	8.00%
Total risk-based capital	1,142,927	19.06%	479,662	8.00%	592,083	9.875%	599,578	10.00%
Common equity tier 1 capital	998,111	16.65%	269,810	4.50%	382,231	6.375%	389,726	6.50%

Community Bank, N.A.:
2019
Tier 1 Leverage ratio	$910,364	8.61%	$422,882	4.00%			$528,603	5.00%
Tier 1 risk-based capital	910,364	13.79%	396,064	6.00%	$561,091	8.50%	528,086	8.00%
Total risk-based capital	960,752	14.55%	528,086	8.00%	693,113	10.50%	660,107	10.00%
Common equity tier 1 capital	910,309	13.79%	297,048	4.50%	462,075	7.00%	429,070	6.50%
2018
Tier 1 Leverage ratio	$912,995	9.32%	$391,953	4.00%			$489,941	5.00%
Tier 1 risk-based capital	912,995	15.35%	356,973	6.00%	$468,527	7.875%	475,964	8.00%
Total risk-based capital	962,756	16.18%	475,964	8.00%	587,518	9.875%	594,955	10.00%
Common equity tier 1 capital	912,940	15.35%	267,730	4.50%	379,284	6.375%	386,721	6.50%

NOTE Q: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000's omitted)	2019	2018
Assets:
Cash and cash equivalents	$180,663	$116,133
Investment securities	2,853	3,452
Investment in and advances to:
Bank subsidiary	1,594,790	1,522,109
Non-bank subsidiaries	180,487	182,617
Other assets	12,406	8,957
Total assets	$1,971,199	$1,833,268

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$24,850	$21,546
Borrowings	91,115	97,939
Shareholders' equity	1,855,234	1,713,783
Total liabilities and shareholders' equity	$1,971,199	$1,833,268

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2019	2018	2017
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$115,000	$98,000	$91,000
Non-bank subsidiaries	27,600	9,250	35,500
Interest and dividends on investments	134	161	133
Total revenues	142,734	107,411	126,633
Expenses:
Interest on borrowings	4,244	4,677	3,904
Acquisition expenses	1,248	0	91
Loss on debt prepayment	0	318	0
Other expenses	477	131	26
Total expenses	5,969	5,126	4,021

Income before tax benefit and equity in undistributed net income of subsidiaries	136,765	102,285	122,612
Income tax benefit	4,545	1,330	1,930
Income before equity in undistributed net income of subsidiaries	141,310	103,615	124,542
Equity in undistributed net income of subsidiaries	27,753	65,026	26,175
Net income	$169,063	$168,641	$150,717
Other comprehensive income/(loss), net of tax:
Changes in other comprehensive (loss)/income related to pension and other post retirement obligations	(2,045)	(11,204)	168
Changes in other comprehensive income/(loss) related to unrealized losses on available-for-sale securities	37,124	(30,402)	(11,065)
Other comprehensive income/(loss)	35,079	(41,606)	(10,897)
Comprehensive income	$204,142	$127,035	$139,820

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2019	2018	2017
Operating activities:
Net income	$169,063	$168,641	$150,717
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(27,753)	(65,026)	(26,175)
Net change in other assets and other liabilities	86	(1,084)	1,870
Net cash provided by operating activities	141,396	102,531	126,412
Investing activities:
Proceeds from redemption of investment securities	0	776	0
Cash paid for acquisitions, net of cash acquired of $1,328, $0, and $150,534, respectively	(92,056)	0	(139,471)
Return of capital from/(capital contributions to)	100,680	0	(11,063)
Net cash provided by/(used in) investing activities	8,624	776	(150,534)
Financing activities:
Repayment of advances from subsidiaries	(1,652)	0	0
Repayment of borrowings	(22,681)	(25,207)	0
Issuance of common stock	12,200	12,507	9,700
Purchase of treasury stock	(286)	(298)	(3,306)
Sale of treasury stock	6,884	12,561	10,060
Increase in deferred compensation arrangements	286	298	3,306
Cash dividends paid	(80,241)	(71,495)	(62,305)
Net cash used in financing activities	(85,490)	(71,634)	(42,545)
Change in cash and cash equivalents	64,530	31,673	(66,667)
Cash and cash equivalents at beginning of year	116,133	84,460	151,127
Cash and cash equivalents at end of year	$180,663	$116,133	$84,460

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,306	$4,857	$3,826
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$21,342	$19,808	$17,460
Advances from subsidiaries	1,691	0	0
Capital contributions to subsidiaries	0	0	513,769
Common stock issued for acquisition	0	0	343,132

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

	December 31, 2019
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,878,705	$165,054	$0	$2,043,759
Obligations of state and political subdivisions	0	512,208	0	512,208
Government agency mortgage-backed securities	0	432,862	0	432,862
Corporate debt securities	0	2,528	0	2,528
Government agency collateralized mortgage obligations	0	53,071	0	53,071
Total available-for-sale investment securities	1,878,705	1,165,723	0	3,044,428
Equity securities	451	0	0	451
Interest rate swap agreements asset	0	851	0	851
Interest rate swap agreements liability	0	(586)	0	(586)
Total	$1,879,156	$1,165,988	$0	$3,045,144

	December 31, 2018
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,896,931	$126,822	$0	$2,023,753
Obligations of state and political subdivisions	0	459,154	0	459,154
Government agency mortgage-backed securities	0	382,477	0	382,477
Corporate debt securities	0	2,546	0	2,546
Government agency collateralized mortgage obligations	0	68,119	0	68,119
Total available-for-sale investment securities	1,896,931	1,039,118	0	2,936,049
Equity securities	432	0	0	432
Mortgage loans held for sale	0	83	0	83
Interest rate swap agreements asset	0	793	0	793
Interest rate swap agreements liability	0	(742)	0	(742)
Total	$1,897,363	$1,039,252	$0	$2,936,615

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

●
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  There were no mortgage loans held for sale at December 31, 2019.  The unrealized gain on mortgage loans was recognized in other banking services revenues in the Consolidated Statement of Income for the year ended December 31, 2019 and was immaterial.

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

●
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

 The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2019				December 31, 2018
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$848	$848	$0	$0	$1,102	$1,102
Other real estate owned	0	0	1,270	1,270	0	0	1,320	1,320
Mortgage servicing rights	0	0	56	56	0	0	0	0
Total	$0	$0	$2,174	$2,174	$0	$0	$2,422	$2,422

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9% to 86%at December 31, 2019, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.3 million at December 31, 2019.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators.  The Company did not recognize an impairment charge during 2019 or 2018.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2019 are as follows:

(000’s omitted)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	1,270	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (37.1%)
Mortgage servicing rights	56	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	3.00%
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,840,632	$7,028,663	$6,231,837	$6,247,939
Financial liabilities:
Deposits	8,994,967	8,997,551	8,322,371	8,308,765
Overnight Federal Home Loan Bank borrowings	8,300	8,300	54,400	54,400
Securities sold under agreement to repurchase, short-term	241,708	241,708	259,367	259,367
Other Federal Home Loan Bank borrowings	3,750	3,755	1,976	1,921
Subordinated notes payable	13,795	13,795	0	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	97,939	97,939

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at December 31, 2019 and December 31, 2018.  The effect of the changes to these derivatives for the years then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $16.4 million at December 31, 2019 and $37.0 million at December 31, 2018.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $16.4 million at December 31, 2019 and $37.0 million at December 31, 2018. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 3.72%, the weighted average pay rate was 4.39% and the weighted average maturity was 6.1 years. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 4.34%, the weighted average pay rate was 3.84% and the weighted average maturity was 5.5 years. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $6.2 million at December 31, 2019 and $6.6 million at December 31, 2018 that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 2.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.5 years. At December 31, 2018, the weighted average receive rate of these interest rate swaps was 2.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 14.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the year ended December 31, 2019 is immaterial.

As of December 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)
Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2019	December 31, 2019
Loans	$6,390	$(265)

Fair values of derivative instruments as of December 31, 2019 are as follows:

(000’s omitted)
	December 31, 2019
	Derivative Assets		Derivative Liabilities
Consolidated Statement of Condition Location		Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$265

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	586	Accrued interest and other liabilities	$586
Total derivatives		$851		$586

The Company assessed its counterparty risk at December 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

NOTE T: VARIABLE INTEREST ENTITIES

The Company’s wholly-owned subsidiary CCT IV is a VIE for which the Company is not the primary beneficiary.  Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.  See further information regarding CCT IV in Note H: Borrowings.

In connection with the Company’s acquisition of Oneida Financial Corp, the Company acquired OPFC II which holds a 50% membership interest in 706 North Clinton, an entity formed for the purpose of acquiring and rehabilitating real property.  The real property held by 706 North Clinton is principally occupied by subsidiaries of the Company. The Company analyzed the operating agreement and capital structure of 706 North Clinton and determined that it was the primary beneficiary and therefore should consolidate 706 North Clinton in its financial statements.  This conclusion was based on the determination that the Company has a de facto agency relationship because of the financing arrangement between the other member of 706 North Clinton and the Bank which provides OPFC II with both the power to direct the activities of 706 North Clinton and the obligation to absorb any losses of 706 North Clinton.

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2019	2018
Cash and cash equivalents	$138	$104
Premises and equipment, net	5,945	6,109
Other assets	42	33
Total assets	$6,125	$6,246
Accrued interest and other liabilities / Total liabilities	$1	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.1 million at December 31, 2019 is included in the Company’s consolidated statement of condition.  The creditors of 706 North Clinton do not have a claim on the general assets of the Company.  The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.5 million as of December 31, 2019, including a $1.4 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes operating subsidiaries of BPAS, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, and asset management provided by Nottingham; and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
2019
Net interest income	$358,334	$665	$176	$0	$359,175
Provision for loan losses	8,430	0	0	0	8,430
Noninterest revenue	75,067	99,483	59,075	(3,006)	230,619
Amortization of intangible assets	5,751	6,770	3,435	0	15,956
Acquisition expenses	8,608	0	0	0	8,608
Other operating expenses	245,870	59,428	45,170	(3,006)	347,462
Income before income taxes	$164,742	$33,950	$10,646	$0	$209,338
Assets	$11,225,509	$209,690	$76,351	$(101,255)	$11,410,295
Goodwill	$670,223	$83,275	$20,312	$0	$773,810
Core deposit intangibles & Other intangibles	$16,418	$37,775	$8,920	$0	$63,113

2018
Net interest income	$344,551	$376	$128	$0	$345,055
Provision for loan losses	10,837	0	0	0	10,837
Noninterest revenue	75,399	94,449	57,204	(2,993)	224,059
Amortization of intangible assets	6,429	8,015	3,711	0	18,155
Acquisition expenses	(782)	7	6	0	(769)
Other operating expenses	231,362	56,275	43,259	(2,993)	327,903
Income before income taxes	$172,104	$30,528	$10,356	$0	$212,988
Assets	$10,397,623	$207,460	$68,288	$(66,076)	$10,607,295
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$18,596	$44,545	$10,705	$0	$73,846
2017
Net interest income	$315,025	$396	$254	$0	$315,675
Provision for loan losses	10,984	0	0	0	10,984
Noninterest revenue	73,337	82,743	49,201	(2,858)	202,423
Amortization of intangible assets	5,296	8,578	3,067	0	16,941
Acquisition expenses	24,549	1,194	243	0	25,986
Other operating expenses	218,608	51,138	37,334	(2,858)	304,222
Income before income taxes	$128,925	$22,229	$8,811	$0	$159,965
Assets	$10,505,919	$203,369	66,548	$(29,638)	$10,746,198
Goodwill	$629,916	$84,449	$20,065	$0	$734,430
Core deposit intangibles & Other intangibles	$25,025	$52,288	$13,345	$0	$90,658

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

Such events and transactions were evaluated through the date these consolidated financial statements were available to be issued.  Based upon this evaluation, it was determined that no subsequent events occurred that required recognition or disclosure in the consolidated financial statements.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Calculation for Consumer Mortgage & Consumer Indirect Classes

As described in Notes A and D to the consolidated financial statements, the Company’s allowance for loan losses on the Consumer Mortgage class and the Consumer Indirect class was $10.3 million and $13.7 million, respectively, as of December 31, 2019. The Company’s allowance for loan losses methodology consists of two components – the general and the specific loan loss allocations. As disclosed by management, the general loan loss allocation is composed of two calculations. The first calculation is quantitative and determines an allowance based on the latest 36 months of historical net charge-off data for each loan class. The second calculation is qualitative and takes into consideration eight qualitative environmental factors, which include levels and trends in delinquencies and impaired loans and levels of and trends in charge-offs and recoveries.

The principal considerations for our determination that performing procedures relating to the qualitative calculation for the allowance for loan losses on the Consumer Mortgage and Consumer Indirect classes is a critical audit matter are (i) there was significant judgment and estimation by management in determining the impact of levels and trends in delinquencies and impaired loans and levels of and trends in charge-offs and recoveries used in the qualitative calculation on the allowance for loan losses for the Consumer Mortgage and Consumer Indirect classes, which in turn led to significant auditor subjectivity in performing procedures relating to the qualitative calculation; (ii) significant audit effort was necessary in performing procedures relating to the qualitative calculation; (iii) a high degree of auditor judgment was necessary to evaluate the audit evidence obtained relating to levels and trends in delinquencies and impaired loans and levels of and trends in charge-offs and recoveries used in the qualitative calculation for the Consumer Mortgage and Consumer Indirect classes; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan losses, including controls over the qualitative calculation. These procedures also included, among others, testing management’s process for determining the allowance for loan losses, including testing the completeness and accuracy of significant data inputs used in the estimate; involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology relating to the qualitative calculation and in evaluating the reasonableness of the impact of (i) levels and trends in delinquencies and impaired loans and (ii) levels of and trends in charge-offs and recoveries used in the qualitative calculation on the allowance for loan losses for the Consumer Mortgage and Consumer Indirect classes.

/s/PricewaterhouseCoopers LLP
Buffalo, New York
March 2, 2020

We have served as the Company’s auditor since 1984.

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2019 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$92,740	$91,276	$88,300	$86,859	$359,175
Provision for loan losses	2,857	1,751	1,400	2,422	8,430
Net interest income after provision for loan losses	89,883	89,525	86,900	84,437	350,745
Noninterest income	57,123	57,094	60,706	55,696	230,619
Noninterest expenses	95,269	96,929	91,176	88,652	372,026
Income before income taxes	51,737	49,690	56,430	51,481	209,338
Income taxes	8,853	10,472	11,415	9,535	40,275
Net income	$42,884	$39,218	$45,015	$41,946	$169,063

Basic earnings per share	$0.82	$0.76	$0.87	$0.81	$3.26
Diluted earnings per share	$0.82	$0.75	$0.86	$0.80	$3.23

2018 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$87,387	$86,198	$86,846	$84,624	$345,055
Provision for loan losses	2,495	2,215	2,448	3,679	10,837
Net interest income after provision for loan losses	84,892	83,983	84,398	80,945	334,218
Noninterest income	54,218	55,791	56,559	57,491	224,059
Noninterest expenses	87,613	85,233	86,112	86,331	345,289
Income before income taxes	51,497	54,541	54,845	52,105	212,988
Income taxes	10,674	11,435	10,239	11,999	44,347
Net income	$40,823	$43,106	$44,606	$40,106	$168,641

Basic earnings per share	$0.79	$0.84	$0.87	$0.78	$3.28
Diluted earnings per share	$0.78	$0.83	$0.86	$0.78	$3.24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2019 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Proposal One: Election of Directors” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or about April 1, 2020 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Information concerning the Audit Committee and the Audit Committee Financial Experts is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement.  The information required by Item 201(d) of Regulation S-K concerning equity compensation plans is presented under the caption “Equity Compensation Plan Information” on page 25 of this Annual Report on Form 10-K.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)          All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-	Consolidated Statements of Condition,
December 31, 2019 and 2018

-	Consolidated Statements of Income,
Years ended December 31, 2019, 2018, and 2017

-	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2019, 2018, and 2017

-	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2019, 2018, and 2017

-	Consolidated Statement of Cash Flows,
Years ended December 31, 2019, 2018, and 2017

-	Notes to Consolidated Financial Statements,
December 31, 2019

-	Report of Independent Registered Public Accounting Firm

-	Quarterly selected data,
Years ended December 31, 2019 and 2018 (unaudited)

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

2.10
Agreement and Plan of Merger, dated as of October 18, 2019, by and between Community Bank System, Inc. and Steuben Trust Corporation.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2019 (Registration No. 001-13695).

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

4.5	Description of Community Bank System, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act.

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

10.4
Employment Agreement, dated as of January 5, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.5
Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). (2)

10.6
Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.7
Employment Agreement, dated as of January 1, 2020, by and among Community Bank System, Inc., Community Bank N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.8
Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). (2)

10.9
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.10
Employment Agreement, dated as of January 1, 2020, by and among Community Bank System, Inc., Community Bank N.A., and George J. Getman.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.11
Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.12
Employment Agreement, dated as of March 11, 2016, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun.   Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695). (2)

10.13
Employment Agreement, dated January 4, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 8, 2019 (Registration No. 001-13695). (2)

10.14
Employment Agreement, dated as of May 21, 2018, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (2)

10.15
Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.16
Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden.  Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.17
Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.  Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.18
2004 Long-Term Incentive Compensation Program, as amended.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

10.19	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695). (2)

10.20	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.21
Community Bank System, Inc. Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098). (2)

10.22
Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.23
Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.24
Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011.  Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695). (2)

10.25
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.26
Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.27
Merchants Bank Amended and Restated Deferred Compensation Plan for Directors.  Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.28	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.29
Community Bank System, Inc. Restoration Plan, effective June 1, 2018.  Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (2)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (4)

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

B.          Not applicable.

C.          Not applicable.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 2, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March 2020.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ John Parente
Brian R. Ace, Director	John Parente, Director

/s/ Mark J. Bolus	/s/ Raymond C. Pecor, III
Mark J. Bolus, Director	Raymond C. Pecor, III, Director

/s/ Jeffrey L. Davis	/s/ Sally A. Steele
Jeffrey L. Davis, Director	Sally A. Steele, Director and Chair of the
Board of Directors

/s/ Neil E. Fesette	/s/ Eric E. Stickels
Neil E. Fesette, Director	Eric E. Stickels, Director

/s/ Michael R. Kallet	/s/ John F. Whipple, Jr.
Michael R. Kallet, Director	John F. Whipple Jr., Director

/s/ Kerrie D. MacPherson
Kerrie D. MacPherson, Director