Form 10-Q
period 2020-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2020-05-11
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,094,944 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2020.

Part I.	Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$529,336	$205,030
Available-for-sale investment securities (cost of $2,986,577 and $3,011,551, respectively)	3,141,882	3,044,428
Equity and other securities (cost of $42,579 and $42,965, respectively)	43,499	43,915
Loans held for sale, at fair value	3,272	0

Loans	6,866,092	6,890,543
Allowance for credit losses	(55,652)	(49,911)
Net loans	6,810,440	6,840,632

Goodwill, net	773,473	773,810
Core deposit intangibles, net	15,001	16,418
Other intangibles, net	44,445	46,695
Intangible assets, net	832,919	836,923

Premises and equipment, net	162,602	164,638
Accrued interest and fees receivable	36,724	31,647
Other assets	248,309	243,082

Total assets	$11,808,983	$11,410,295

Liabilities:
Noninterest-bearing deposits	$2,491,720	$2,465,902
Interest-bearing deposits	6,812,262	6,529,065
Total deposits	9,303,982	8,994,967

Overnight Federal Home Loan Bank borrowings	0	8,300
Securities sold under agreement to repurchase, short-term	204,991	241,708
Other Federal Home Loan Bank borrowings	3,727	3,750
Subordinated notes payable	13,775	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320
Accrued interest and other liabilities	228,557	215,221
Total liabilities	9,832,352	9,555,061

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 52,189,314 and 51,974,726 shares issued, respectively	52,190	51,975
Additional paid-in capital	935,924	927,337
Retained earnings	902,148	882,851
Accumulated other comprehensive income (loss)	83,444	(10,226)
Treasury stock, at cost (158,222 shares, including 158,092 shares held by deferred compensation arrangements at March 31, 2020 and 180,803 shares including 179,548 shares held by deferred compensation arrangements at December 31, 2019, respectively)	(6,005)	(6,823)
Deferred compensation arrangements (158,092 and 179,548 shares, respectively)	8,930	10,120
Total shareholders' equity	1,976,631	1,855,234

Total liabilities and shareholders' equity	$11,808,983	$11,410,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$78,565	$73,703
Interest and dividends on taxable investments	15,329	16,087
Interest and dividends on nontaxable investments	3,101	2,891
Total interest income	96,995	92,681

Interest expense:
Interest on deposits	5,545	4,107
Interest on borrowings	558	621
Interest on subordinated notes payable	185	0
Interest on subordinated debt held by unconsolidated subsidiary trusts	653	1,094
Total interest expense	6,941	5,822

Net interest income	90,054	86,859
Provision for credit losses	5,594	2,422
Net interest income after provision for credit losses	84,460	84,437

Noninterest revenues:
Deposit service fees	16,283	15,864
Mortgage banking	916	201
Other banking services	895	1,335
Employee benefit services	25,366	24,054
Insurance services	8,058	7,862
Wealth management services	7,134	6,349
Unrealized (loss) gain on equity securities	(30)	31
Total noninterest revenues	58,622	55,696

Noninterest expenses:
Salaries and employee benefits	58,251	53,379
Occupancy and equipment	10,739	10,288
Data processing and communications	10,413	9,399
Amortization of intangible assets	3,667	4,130
Legal and professional fees	3,151	2,720
Business development and marketing	2,513	2,788
Acquisition expenses	369	534
Other expenses	4,560	5,414
Total noninterest expenses	93,663	88,652

Income before income taxes	49,419	51,481
Income taxes	9,285	9,535
Net income	$40,134	$41,946

Basic earnings per share	$0.77	$0.81
Diluted earnings per share	$0.76	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019

Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$820	$651
Tax effect	(197)	(159)
Amortization of actuarial losses included in net periodic pension cost, net	623	492

Amortization of prior service cost included in net periodic pension cost, gross	15	(29)
Tax effect	(3)	7
Amortization of prior service cost included in net periodic pension cost, net	12	(22)

Other comprehensive income related to pension and other post retirement obligations, net of taxes	635	470

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	122,428	23,905
Tax effect	(29,393)	(5,832)
Net unrealized holding gains arising during period, net	93,035	18,073

Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	93,035	18,073

Other comprehensive income, net of tax	93,670	18,543
Net income	40,134	41,946
Comprehensive income	$133,804	$60,489

	As of
	March 31, 2020	December 31, 2019
Accumulated Other Comprehensive Income (Loss) By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(45,340)	$(46,175)
Tax effect	11,093	11,293
Net unrealized (loss) for pension and other post-retirement obligations	(34,247)	(34,882)

Unrealized gain on available-for-sale securities	155,305	32,877
Tax effect	(37,614)	(8,221)
Net unrealized gain on available-for-sale securities	117,691	24,656

Accumulated other comprehensive income (loss)	$83,444	$(10,226)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2020 and 2019
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	Compensation Arrangements	Total

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				40,134				40,134

Other comprehensive income, net of tax					93,670			93,670

Cumulative effect of change in accounting principle – Current Expected Credit Losses				530				530

Dividends declared:
Common, $0.41 per share				(21,367)				(21,367)

Common stock activity under employee stock plans	214,588	215	6,184					6,399

Stock-based compensation			1,952					1,952

Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	84		36			(31)	74	79

Balance at March 31, 2020	52,031,092	$52,190	$935,924	$902,148	$83,444	$(6,005)	$8,930	$1,976,631

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				41,946				41,946

Other comprehensive income, net of tax					18,543			18,543

Dividends declared:
Common, $0.38 per share				(19,576)				(19,576)

Common stock activity under employee stock plans	150,919	151	(995)					(844)

Stock-based compensation			1,391					1,391

Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	30,197		709			1,097	79	1,885

Balance at March 31, 2019	51,471,371	$51,728	$913,917	$817,933	$(26,762)	$(9,601)	$9,913	$1,757,128

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$40,134	$41,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,079	3,830
Amortization of intangible assets	3,667	4,130
Net accretion on securities, loans and borrowings	(2,113)	(1,944)
Stock-based compensation	1,952	1,391
Provision for credit losses	5,594	2,422
Amortization of mortgage servicing rights	82	98
Unrealized loss (gain) on equity securities	30	(31)
Income from bank-owned life insurance policies	(408)	(391)
Net loss on sale of loans and other assets	9	22
Change in other assets and other liabilities	(26,332)	(16,864)
Net cash provided by operating activities	26,694	34,609
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	61,753	52,520
Proceeds from maturities and redemptions of equity and other investment securities	404	2,460
Purchases of available-for-sale investment securities	(34,597)	(13,388)
Purchases of equity and other securities	(18)	(24)
Net decrease in loans	25,446	11,847
Cash paid for acquisitions, net of cash acquired of $0 and $0, respectively	0	(1,200)
Purchases of premises and equipment, net	(3,020)	(1,227)
Real estate tax credit investments	(550)	(564)
Net cash provided by investing activities	49,418	50,424
Financing activities:
Net increase in deposits	309,015	297,291
Net decrease in borrowings	(45,040)	(63,910)
Issuance of common stock	6,399	(844)
Purchases of treasury stock	(74)	(79)
Sales of treasury stock	79	1,885
Increase in deferred compensation arrangements	74	79
Cash dividends paid	(21,268)	(19,806)
Withholding taxes paid on share-based compensation	(991)	(3,119)
Net cash provided by financing activities	248,194	211,497
Change in cash and cash equivalents	324,306	296,530
Cash and cash equivalents at beginning of period	205,030	211,834
Cash and cash equivalents at end of period	$529,336	$508,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,888	$5,684
Cash paid for income taxes	9,642	4,486
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	21,441	19,578
Transfers from loans to other real estate	779	412

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2020 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

Pending Acquisition – Steuben Trust Corporation
On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York.  Based on the Company’s closing stock price on April 30, 2020 of $62.49, the transaction was valued at approximately $106.7 million in Company stock and cash.  Steuben currently operates 14 branch locations in Western New York.  The acquisition will extend the Company’s footprint into two new counties in Western New York State and enhance the Company’s presence in four Western New York State counties in which it currently operates. The Steuben shareholders approved the merger with the Company at its Special Meeting held on March 3, 2020.  The acquisition is scheduled to close during the second quarter of 2020. However, due to the novel Coronavirus (“COVID-19”) crisis, it is uncertain as to whether or not the closing date of the merger may be delayed. The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.0 million in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $4.5 million, and direct expenses, which may not include certain shared expenses, of approximately $1.9 million from Kinderhook were included in the consolidated income statement for the three months ended March 31, 2020.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management's best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions.  During the fourth quarter of 2019, associated with the Kinderhook acquisition, the carrying amount of deposits increased by $0.08 million, loans decreased by $0.05 million, other liabilities increased by $0.04 million, other assets decreased by $0.04 million, and accrued interest and fees receivable increased by $0.01 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Kinderhook acquisition increased by $0.2 million as a result of these adjustments.  During the first quarter of 2020, the carrying amount of other liabilities associated with the Kinderhook acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Kinderhook acquisition decreased $0.3 million as a result of this adjustment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2019
(000s omitted)	Kinderhook	Other (1)	Total
Consideration paid :
Cash	$93,384	$1,650	$95,034
Total net consideration paid	93,384	1,650	95,034
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	90,381	0	90,381
Investment securities	39,770	0	39,770
Loans	479,877	0	479,877
Premises and equipment	13,970	0	13,970
Accrued interest and fees receivable	1,130	0	1,130
Other assets	14,109	0	14,109
Core deposit intangibles	3,573	0	3,573
Other intangibles	0	1,650	1,650
Deposits	(568,161)	0	(568,161)
Other liabilities	(2,922)	0	(2,922)
Other Federal Home Loan Bank borrowings	(2,420)	0	(2,420)
Subordinated notes payable	(13,831)	0	(13,831)
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	0	(2,062)
Total identifiable assets, net	53,414	1,650	55,064
Goodwill	$39,970	$0	$39,970

(1) Includes amounts related to both acquisitions completed by CISI in 2019.

Under ASC 310-30, acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for loan losses.  Cash flows for each loan were determined using an estimate of credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the ASC 310-30 acquired impaired loans methodology described above with the purchased credit deteriorated (“PCD”) methodology discussed in Note C: Accounting Policies.

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

The core deposit intangibles and other intangibles related to both acquisitions completed by CISI in 2019 and the Kinderhook acquisition are being amortized using an accelerated method over their estimated useful life of  eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Kinderhook acquisition.  Goodwill arising from the Kinderhook acquisition is not deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $0.4 million and $0.5 million during the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively, and have been separately stated in the consolidated statements of income.

NOTE C:  ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 65 through 75 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 except as noted below. The accounting policies of the Company effective for the comparative periods presented prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) are presented on the Form 10-K referenced above.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic.  The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this Quarterly Report on Form 10-Q.  The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets.  While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  The Company did not use the held-to-maturity classification in 2019 or through March 31, 2020.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2020 or December 31, 2019.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Allowance for Credit Losses – Debt Securities
For held-to-maturity debt securities, the Company measures expected credit losses on a collective basis by major security type. The estimates of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimates of credit losses.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about and expectations of future performance, and relevant independent industry research, analysis, and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment. This assessment involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $13.9 million at March 31, 2020 and is excluded from the estimate of credit losses.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of allowance for credit losses.  Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs.

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

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $19.3 million at March 31, 2020 and is excluded from the estimate of credit losses and amortized cost basis of loans.  An allowance for credit losses is not measured for accrued interest receivable on loans as the Company writes off the uncollectible accrued interest balance in a timely manner.

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

Allowance for Credit Losses – Loans
The allowance for credit losses is a valuation account that is netted against the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, recession probability, and other relevant factors.

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans.  Each class of business lending can also have different payment structures.  Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.

•
Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property.  FICO scores are used to monitor higher risks related to this type of lending with FICO AB referring to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with lower FICO scores less than 720 and potentially higher risk.

•
Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles.  Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.

•	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
•	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, industry, geography, origination vintage, and payment structure. The Company has identified the following portfolio segments and classes and measures the allowance for credit losses using the following methods:

Loan Portfolio Segment	Loan Portfolio Class	Allowance for Credit Losses Methodology
Business lending	Commercial real estate multi family	Cumulative loss rate
Business lending	Commercial real estate non-owner occupied	Cumulative loss rate
Business lending	Commercial real estate owner occupied	Cumulative loss rate
Business lending	Commercial and industrial loans	Vintage loss rate
Business lending	Commercial and industrial lines of credit	Line loss
Business lending	Municipal	Cumulative loss rate
Business lending	Other business	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO AB	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO CDE	Cumulative loss rate
Consumer indirect	Indirect new auto	Vintage loss rate
Consumer indirect	Indirect used auto	Vintage loss rate
Consumer indirect	Indirect non-auto	Vintage loss rate
Consumer direct	Consumer check credit	Line loss
Consumer direct	Consumer direct	Vintage loss rate
Home equity	Home equity fixed rate	Vintage loss rate
Home equity	Home equity lines of credit	Line loss

The cumulative loss rate method uses historical loss data applied against multiple pools of loans and uses a quantitatively based management overlay in order to capture the risk for a loan’s entire expected life. These loss rates are then applied to current balances to achieve a required reserve before qualitative adjustments.

The line loss method calculates the quantitative required reserve for lines of credit. This method contains several different underlying calculations including average annual loss rate, pay-down rate, cumulative loss, average draw percentage, and undrawn liability reserve.

The vintage loss rate method calculates annual loss rates by origination year. The results of this model are then applied to outstanding balances, which correspond to the origination period for each annual loss rate.

In addition to the risk characteristics noted above, management considers the portion of acquired loans to the overall segment balance, as well as current delinquency and charge-off trends compared to historical time periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Certain business lending, consumer direct, and home equity loans do not have stated maturities. In determining the estimated life of these loans, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the balance. Expected credit losses for lines of credit with no stated maturity are determined by estimating the amount and timing of all principal payments expected to be received after the reporting period and allocating those principal payments between the balance outstanding as of the reporting period and the balance of future receivables expected to be originated through subsequent usage of the unconditionally cancellable loan commitment associated with the account until the expected payments have been fully allocated. An additional allowance for credit loss is recorded for the excess of the balance outstanding as of the reporting period over the expected principal payments allocated to that balance.

Troubled Debt Restructuring
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring (“TDR”). The allowance for credit loss on a TDR is measured using the same method as all other loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

Allowance for Credit Losses – Off-balance-sheet credit exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. There are unfunded commitments for lines of credit within each of the Company’s loan portfolio segments except consumer indirect. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for (or reversal of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics that are the same as the adjustments considered for the loan portfolio.

Purchased Credit Deteriorated (PCD) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Company’s policy for reviewing what meets the threshold of the definition of a more than insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loans considered to be troubled debt restructurings, specifically impaired loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020, $25.2 million of accounts receivable, including $8.7 million of unbilled fee revenue, and $3.1 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2019, $26.8 million of accounts receivable, including $7.5 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU No. 2016-13”). This new guidance significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the incurred loss methodology with a current expected credit loss (“CECL”) methodology for instruments measured at amortized cost, and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do under the other-than-temporary impairment model. CECL simplifies the accounting model for purchased credit-impaired debt securities and loans and also applies to off-balance-sheet credit exposures not accounted for as insurance. CECL requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The Company adopted ASC 326 on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net cumulative-effect adjustment that increased retained earnings by $0.5 million. This adjustment was a result of a $1.4 million increase in the allowance for credit losses and a $3.1 million adjustment to loans, partially offset by a $1.2 million increase in other liabilities related to the allowance for off-balance-sheet credit exposures. The adoption of ASU No. 2016-13 did not result in a material allowance for credit losses on the Company’s available-for-sale debt securities or its other instruments carried at amortized cost. The Company’s regulators will permit financial institutions to “phase-in” the impact of CECL on its regulatory capital ratios for up to 5  years with transitional relief of incremental capital requirements.  The Company has not utilized the phased-in approach and recorded the entire cumulative-effect adjustment against its regulatory capital at the time of adoption.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with this standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $3.1 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate beginning on January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted this guidance on January 1, 2020 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (Topic 820).  The updated guidance removed the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. The updated guidance clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurements as of the reporting date. Further, the updated guidance requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and how the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements was calculated.  This new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2020 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020				December 31, 2019
(000's omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,016,500	$122,579	$0	$2,139,079	$2,030,060	$21,674	$7,975	$2,043,759
Obligations of state and political subdivisions	485,755	15,955	2	501,708	497,852	14,382	26	512,208
Government agency mortgage-backed securities	433,129	15,129	10	448,248	428,491	5,478	1,107	432,862
Corporate debt securities	2,512	0	4	2,508	2,527	1	0	2,528
Government agency collateralized mortgage obligations	48,681	1,658	0	50,339	52,621	482	32	53,071
Total available-for-sale portfolio	$2,986,577	$155,321	$16	$3,141,882	$3,011,551	$42,017	$9,140	$3,044,428

Equity and other Securities:
Equity securities, at fair value	$251	$198	$28	$421	$251	$200	$0	$451
Federal Home Loan Bank common stock	6,857	0	0	6,857	7,246	0	0	7,246
Federal Reserve Bank common stock	30,922	0	0	30,922	30,922	0	0	30,922
Other equity securities, at adjusted cost	4,549	750	0	5,299	4,546	750	0	5,296
Total equity and other securities	$42,579	$948	$28	$43,499	$42,965	$950	$0	$43,915

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2020

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	_#	Fair Value	Gross Unrealized Losses	_#	Fair Value	Gross Unrealized Losses	_#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	9	$1,444	$2	0	$0	$0	9	$1,444	$2
Government agency mortgage-backed securities	1	1,154	10	3	304	0	4	1,458	10
Corporate debt securities	1	2,508	4	0	0	0	1	2,508	4
Government agency collateralized mortgage obligations	0	0	0	2	27	0	2	27	0
Total available-for-sale investment portfolio	11	$5,106	$16	5	$331	$0	16	$5,437	$16

Equity and other Securities:
Equity securities, at fair value	1	$73	$28	0	$0	$0	1	$73	$28
Total equity and other securities	1	$73	$28	0	$0	$0	1	$73	$28

As of December 31, 2019

	Less than 12 Months			12 Months or Longer			Total
(000's omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	12	$592,678	$7,970	5	$25,998	$5	17	$618,676	$7,975
Obligations of state and political subdivisions	21	22,716	26	0	0	0	21	22,716	26
Government agency mortgage-backed securities	50	89,237	341	52	52,975	766	102	142,212	1,107
Government agency collateralized mortgage obligations	5	5,971	14	5	4,405	18	10	10,376	32
Total available-for-sale investment portfolio	88	$710,602	$8,351	62	$83,378	$789	150	$793,980	$9,140

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security which is currently rated A- or better and the issuer of the security shows no material negative trends over the last five quarters. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of March 31, 2020 represents credit losses and no unrealized losses have been recognized into credit loss expense. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2020.  As of December 31, 2019, management does not believe any individual unrealized loss represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000's omitted)	Amortized Cost	Fair Value
Due in one year or less	$662,404	$671,422
Due after one through five years	893,934	940,096
Due after five years through ten years	445,987	485,140
Due after ten years	502,442	546,637
Subtotal	2,504,767	2,643,295
Government agency mortgage-backed securities	433,129	448,248
Government agency collateralized mortgage obligations	48,681	50,339
Total	$2,986,577	$3,141,882

As of March 31, 2020, $215.8 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of March 31, 2020 have an overnight and continuous maturity.

NOTE E:  LOANS

The segments of the Company’s loan portfolio are summarized as follows:

(000's omitted)	March 31, 2020	December 31, 2019
Business lending	$2,789,130	$2,775,876
Consumer mortgage	2,424,656	2,430,902
Consumer indirect	1,087,879	1,113,062
Consumer direct	177,844	184,378
Home equity	386,583	386,325
Gross loans, including deferred origination costs	6,866,092	6,890,543
Allowance for credit losses	(55,652)	(49,911)
Loans, net of allowance for credit losses	$6,810,440	$6,840,632

The following table presents the aging of the amortized cost basis of the Company’s past due loans, by class as of March 31, 2020:

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Purchased Credit Deteriorated (“PCD”) (1)	Current	Total Loans
Business lending	$13,157	$10,111	$4,394	$27,662	$9,781	$2,751,687	$2,789,130
Consumer mortgage	15,614	1,821	12,674	30,109	0	2,394,547	2,424,656
Consumer indirect	11,343	418	0	11,761	0	1,076,118	1,087,879
Consumer direct	1,197	62	52	1,311	0	176,533	177,844
Home equity	2,951	324	1,926	5,201	0	381,382	386,583
Total	$44,262	$12,736	$19,046	$76,044	$9,781	$6,780,267	$6,866,092

(1)
PCD loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 326-10. As a result, the noncredit discount, after the adjustment for the allowance for credit losses, is being accreted into interest income on all PCD loans.

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

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at March 31, 2020 based on their delinquency status as of March 20, 2020, the date most borrowers were impacted by COVID-19 due to stay at home orders in various states.

No interest income on nonaccrual loans was recognized during the three months ended March 31, 2020. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2020 and December 31, 2019:

(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Business lending:
Risk rating
Pass	$81,301	$386,281	$333,585	$239,020	$276,171	$606,390	$593,830	$2,516,578
Special mention	4,128	12,290	6,887	13,213	4,516	52,457	31,223	124,714
Classified	665	1,933	17,241	9,993	12,790	59,750	45,466	147,838
Doubtful	0	0	0	0	0	0	0	0
Total business lending	$86,094	$400,504	$357,713	$262,226	$293,477	$718,597	$670,519	$2,789,130

	December 31, 2019
(000’s omitted)	Legacy	Acquired	Total
Pass	$1,655,280	$832,693	$2,487,973
Special mention	98,953	45,324	144,277
Classified	102,352	29,477	131,829
Doubtful	0	0	0
Acquired impaired	0	11,797	11,797
Total	$1,856,585	$919,291	$2,775,876

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

The following table details the balances in all other loan categories at March 31, 2020:

(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer mortgage:
FICO AB
Risk rating
Performing	$47,527	$252,841	$194,612	$190,316	$187,254	$651,314	$0	$1,523,864
Nonperforming	0	0	153	299	193	2,862	0	3,507
Total FICO AB	47,527	252,841	194,765	190,615	187,447	654,176	0	1,527,371

FICO CDE
Risk rating
Performing	22,589	111,126	89,451	88,630	94,419	467,433	12,649	886,297
Nonperforming	0	0	142	524	1,327	8,995	0	10,988
Total FICO CDE	22,589	111,126	89,593	89,154	95,746	476,428	12,649	897,285
Total consumer mortgage	$70,116	$363,967	$284,358	$279,769	$283,193	$1,130,604	$12,649	$2,424,656

Consumer indirect:
Risk rating
Performing	$74,581	$397,442	$284,899	$133,402	$102,849	$94,288	$0	$1,087,461
Nonperforming	0	98	78	63	99	80	0	418
Total consumer indirect	$74,581	$397,540	$284,977	$133,465	$102,948	$94,368	0	$1,087,879

Consumer direct:
Risk rating
Performing	$20,080	$66,306	$42,399	$21,144	$11,049	$9,121	$7,631	$177,730
Nonperforming	0	14	1	66	3	0	30	114
Total consumer direct	$20,080	$66,320	$42,400	$21,210	$11,052	$9,121	$7,661	$177,844

Home equity:
Risk rating
Performing	$14,521	$51,149	$28,687	$23,194	$19,318	$35,395	$212,069	$384,333
Nonperforming	0	0	0	73	118	461	1,598	2,250
Total home equity	$14,521	$51,149	$28,687	$23,267	$19,436	$35,856	$213,667	$386,583

The following table details the balances in all other loan categories at December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,984,533	$1,107,183	$175,900	$312,235	$3,579,851
Nonperforming	12,183	125	76	1,772	14,156
Total	$1,996,716	$1,107,308	$175,976	$314,007	$3,594,007

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$431,523	$5,723	$8,350	$71,668	$517,264
Nonperforming	2,663	31	52	650	3,396
Total	$434,186	$5,754	$8,402	$72,318	$520,660

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired business loans as of March 31, 2020 and December 31, 2019 follows:

(000’s omitted)	March 31, 2020	December 31, 2019
Loans with allowance allocation	$0	$0
Loans without allowance allocation	1,771	1,414
Carrying balance	1,771	1,414
Contractual balance	3,305	2,944
Specifically allocated allowance	0	0

The average carrying balance of individually evaluated impaired loans was $2.2 million and $6.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.  No interest income was recognized on individually evaluated impaired loans for the three months ended March 31, 2020 and March 31, 2019.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three months ended March 31, 2020 and 2019 was immaterial.

TDRs that are less than $0.5 million are collectively included in the allowance for credit loss estimate. TDRs that are commercial loans and greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for credit losses is provided. As a result, the determination of the amount of allowance for credit losses related to TDRs is the same as detailed in the critical accounting policies.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program for deferrals up to three months during the first quarter of 2020 to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period.  Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period.  These payment deferrals were also deemed to be an insignificant borrower concession, and therefore, not classified as troubled-debt restructured loans during the first quarter.  Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.

Information regarding TDRs as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020						December 31, 2019
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	8	$644	3	$197	11	$841	8	$681	3	$201	11	$882
Consumer mortgage	60	2,646	47	2,160	107	4,806	59	2,638	47	1,892	106	4,530
Consumer indirect	0	0	89	935	89	935	0	0	84	941	84	941
Consumer direct	0	0	23	106	23	106	0	0	23	101	23	101
Home equity	13	298	11	233	24	531	13	290	11	238	24	528
Total	81	$3,588	173	$3,631	254	$7,219	80	$3,609	168	$3,373	248	$6,982

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2020 and 2019.  Of the loans noted in the table below, all consumer mortgage loans for the three months ended March 31, 2020 and 2019 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	0	$0
Consumer mortgage	7	617	8	665
Consumer indirect	14	127	11	98
Consumer direct	1	12	0	0
Home equity	0	0	1	4
Total	22	$756	20	$767

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses:

	Three Months Ended March 31, 2020
(000’s omitted)	Beginning balance, prior to the adoption of ASC 326	Impact of ASC 326	Beginning balance, after adoption of ASC 326	Charge-offs	Recoveries	Provision	Ending balance
Business lending	$19,426	$288	$19,714	$(176)	$138	$(187)	$19,489
Consumer mortgage	10,269	(1,051)	9,218	(186)	8	3,390	12,430
Consumer indirect	13,712	(997)	12,715	(2,079)	1,163	1,895	13,694
Consumer direct	3,255	(643)	2,612	(533)	182	1,476	3,737
Home equity	2,129	808	2,937	(73)	6	(386)	2,484
Unallocated	957	43	1,000	0	0	(228)	772
Purchased credit deteriorated	0	3,072	3,072	0	0	(26)	3,046
Purchased credit impaired	163	(163)	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(3,047)	1,497	5,934	55,652
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	(340)	845
Total allowance for credit losses	$49,911	$2,542	$52,453	$(3,047)	$1,497	$5,594	$56,497

	Three Months Ended March 31, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,216)	(253)	(1,823)	(535)	(74)	0	0	(3,901)
Recoveries	134	22	962	179	5	0	0	1,302
Provision	831	424	746	317	(8)	(10)	122	2,422
Ending balance	$18,271	$10,317	$14,251	$3,056	$2,067	$990	$155	$49,107

The decline in economic conditions associated with the COVID-19 pandemic have resulted in an allowance for credit losses to total loans ratio of 0.81% at March 31, 2020, three basis points higher than the level at March 31, 2019 and nine basis points higher than the level at December 31, 2019.

Under CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2019.  Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling  to adjust the historical information to account for longer-term expectations for loan credit performance.  Under CECL, the Company is required to consider future economic conditions to determine expected losses under a life of loan concept.  Management selected an eight quarter reasonable and supportable forecast period with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments  were needed to adjust historical information to reflect changes as a result of current conditions.

The Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from  the third party provider, with forecasts available as of March 31, 2020. These forecasts included the impact of COVID-19 and were factored into the qualitative portion of the calculation of the estimated credit losses.  The scenarios utilized outline an immediate and precipitous decrease in economic activity in the second quarter of 2020 with peak unemployment ranging from 8% to 13% in that quarter and a general improvement  in unemployment levels over the subsequent seven quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments  as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, the Paycheck Protection Program and the Federal stimulus package.

Management developed expected loss estimates considering factors for segments as outlined below:
•
Business lending – non real estate:  The Company considered projected unemployment and GDP as possible indicators of forecasted losses related to business lending.  The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.

•
Business lending – real estate:  The Company considered projected real estate values as possible indicators of forecasted losses related to commercial real estate loans in addition to the factors noted in business lending – non real estate.

•
Consumer mortgages and home equity:  The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to mortgage lending.  In addition, current delinquencies, charge-offs and acquired loans were considered.

•
Consumer indirect:  The Company considered projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending.  In addition, current delinquencies, charge-offs and acquired loans were considered.

•
Consumer direct:  The Company considered projected unemployment as a possible indicator of forecasted losses related to direct lending.  In addition, current delinquencies, charge-offs and acquired loans were considered.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2020			December 31, 2019
(000's omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$66,475	$(51,474)	$15,001	$66,475	$(50,057)	$16,418
Other intangibles	89,266	(44,821)	44,445	89,266	(42,571)	46,695
Total amortizing intangibles	$155,741	$(96,295)	$59,446	$155,741	$(92,628)	$63,113

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2020	$10,133
2021	11,786
2022	10,105
2023	8,457
2024	7,041
Thereafter	11,924
Total	$59,446

Shown below are the components of the Company’s goodwill at December 31, 2019 and March 31, 2020:

(000’s omitted)	December 31, 2019	Activity	March 31, 2020
Goodwill	$778,634	$(337)	$778,297
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$773,810	$(337)	$773,473

NOTE G:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of  March 31, 2020,  the Company sponsors one business trust, Community Capital Trust IV (“CCT IV”), of which 100% of the common stock is owned by the Company.  The Company previously sponsored MBVT Statutory Trust I (“MBVT I”) and Kinderhook Capital Trust (“KCT”) until September 16, 2019 when the Company exercised its right to redeem all of the MBVT I and KCT debentures and associated preferred securities for a total of $20.6 million and $2.1 million, respectively.  The common stock of MBVT I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition and the common stock of KCT was acquired in the Kinderhook Bank Corp. (“Kinderhook”) acquisition.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. As of  March 31, 2020, the terms of the preferred securities of CCT IV are as follows:

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (2.39%)	12/15/2036	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $7.3 million contribution to its defined benefit pension plan in the first quarter of 2019. The Company did not make a contribution to its defined benefit pension plan in the first quarter of 2020.

The net periodic benefit cost for the three months ended March 31, 2020 and 2019 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(000's omitted)	2020	2019	2020	2019
Service cost	$1,438	$1,270	$0	$0
Interest cost	1,356	1,566	14	18
Expected return on plan assets	(3,932)	(3,577)	0	0
Amortization of unrecognized net loss	810	642	10	9
Amortization of prior service cost	60	16	(45)	(45)
Net periodic benefit	$(268)	$(83)	$(21)	$(18)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2020.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2020, compared to approximately 0.5 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2019 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(000's omitted, except per share data)	2020	2019
Net income	$40,134	$41,946
Income attributable to unvested stock-based compensation awards	(146)	(109)
Income available to common shareholders	$39,988	$41,837

Weighted-average common shares outstanding – basic	52,036	51,520
Basic earnings per share	$0.77	$0.81

Net income	$40,134	$41,946
Income attributable to unvested stock-based compensation awards	(146)	(109)
Income available to common shareholders	$39,988	$41,837

Weighted-average common shares outstanding – basic	52,036	51,520
Assumed exercise of stock options	420	541
Weighted-average common shares outstanding – diluted	52,456	52,061
Diluted earnings per share	$0.76	$0.80

Stock Repurchase Program
At its December 2018 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2019.  At its December 2019 meeting, the Board approved a similar program for 2020, authorizing the repurchase of up to 2.6 million shares of the Company’s common stock through December 31, 2020. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first three months of 2020 or 2019.

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

The contract amounts of commitments and contingencies are as follows:

(000's omitted)	March 31, 2020	December 31, 2019
Commitments to extend credit	$1,033,133	$1,143,780
Standby letters of credit	39,284	37,872
Total	$1,072,417	$1,181,652

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	March 31, 2020
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,986,718	$152,361	$0	$2,139,079
Obligations of state and political subdivisions	0	501,708	0	501,708
Government agency mortgage-backed securities	0	448,248	0	448,248
Corporate debt securities	0	2,508	0	2,508
Government agency collateralized mortgage obligations	0	50,339	0	50,339
Total available-for-sale investment securities	1,986,718	1,155,164	0	3,141,882
Equity securities	421	0	0	421
Mortgage loans held for sale	0	3,272	0	3,272
Commitments to originate real estate loans for sale	0	0	530	530
Forward sales commitments	0	26	0	26
Interest rate swap agreements asset	0	1,825	0	1,825
Interest rate swap agreements liability	0	(1,261)	0	(1,261)
Total	$1,987,139	$1,159,026	$530	$3,146,695

	December 31, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,878,705	$165,054	$0	$2,043,759
Obligations of state and political subdivisions	0	512,208	0	512,208
Government agency mortgage-backed securities	0	432,862	0	432,862
Corporate debt securities	0	2,528	0	2,528
Government agency collateralized mortgage obligations	0	53,071	0	53,071
Total available-for-sale investment securities	1,878,705	1,165,723	0	3,044,428
Equity securities	451	0	0	451
Interest rate swap agreements asset	0	851	0	851
Interest rate swap agreements liability	0	(586)	0	(586)
Total	$1,879,156	$1,165,988	$0	$3,045,144

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

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale was approximately $3.0 million at March 31, 2020. The Company did not have any mortgage loans held for sale at December 31, 2019. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

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

	March 31, 2020				December 31, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$848	$848	$0	$0	$848	$848
Other real estate owned	0	0	1,469	1,469	0	0	1,270	1,270
Mortgage servicing rights	0	0	52	52	0	0	56	56
Total	$0	$0	$2,369	$2,369	$0	$0	$2,174	$2,174

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 85.7% at March 31, 2020 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively.

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

(000's omitted)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	1,469	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (35.5%)
Commitments to originate real estate loans for sale	530	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	52	Discounted cash flow	Weighted average constant prepayment rate	43.0%
			Weighted average discount rate	1.90%
			Adequate compensation	$7/loan

(000's omitted)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	1,270	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (37.1%)
Mortgage servicing rights	56	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	3.00%
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for impaired loans was calculated by dividing the total of the book value of the collateral of the impaired loans classified as Level 3 by the total of the fair value of the collateral of the impaired loans classified as Level 3.  The weighted average of the estimated cost of disposal/market adjustment for other real estate owned was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
(000's omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$6,810,440	$7,063,785	$6,840,632	$7,028,663
Financial liabilities:
Deposits	9,303,982	9,319,783	8,994,967	8,997,551
Overnight Federal Home Loan Bank borrowings	0	0	8,300	8,300
Securities sold under agreement to repurchase, short-term	204,991	204,991	241,708	241,708
Other Federal Home Loan Bank borrowings	3,727	3,789	3,750	3,755
Subordinated notes payable	13,775	13,775	13,795	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	77,320	77,320

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at March 31, 2020 and December 31, 2019.  The effect of the changes to these derivatives for the three months ended March 31, 2020 and March 31, 2019 was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $16.0 million at March 31, 2020 and $16.4 million at December 31, 2019.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $16.0 million at March 31, 2020 and $16.4 million at December 31, 2019. At March 31, 2020, the weighted average receive rate of these interest rate swaps was 2.88%, the weighted average pay rate was 4.39% and the weighted average maturity was 5.9 years.  At December 31, 2019, the weighted average receive rate of these interest rate swaps was 3.72%, the weighted average pay rate was 4.39% and the weighted average maturity was 6.1 years.  Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $6.2 million at March 31, 2020, and $6.2 million at December 31, 2019, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of financial condition. At March 31, 2020, the weighted average receive rate of these interest rate swaps was 1.92%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.3 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 2.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.5 years.  The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statement of income for the three months ended March 31, 2020 and March 31, 2019 are immaterial.

As of March 31, 2020 and December 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted) Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Loans	$6,091	$6,390	$(564)	$(265)

Fair values of derivative instruments as of March 31, 2020 and December 31, 2019 are as follows:

(000’s omitted)	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of Condition Location	Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$564

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,261	Accrued interest and other liabilities	$1,261
Commitments to originate real estate loans for sale	Other assets	530
Forward sales commitments	Other assets	26
Total derivatives		$2,381		$1,261

(000’s omitted)	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of Condition Location	Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$265

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	586	Accrued interest and other liabilities	$586
Total derivatives		$851		$586

The Company assessed its counterparty risk at March 31, 2020 and December 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI and The Carta Group, Inc., as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2020
Net interest income	$89,763	$240	$51	$0	$90,054
Provision for credit losses	5,594	0	0	0	5,594
Noninterest revenues	18,680	25,925	15,536	(1,519)	58,622
Amortization of intangible assets	1,417	1,494	756	0	3,667
Acquisition expenses	369	0	0	0	369
Other operating expenses	64,200	15,130	11,816	(1,519)	89,627
Income before income taxes	$36,863	$9,541	$3,015	$0	$49,419
Assets	$11,633,330	$213,768	$76,525	$(114,640)	$11,808,983
Goodwill	$669,886	$83,275	$20,312	$0	$773,473
Core deposit intangibles & Other intangibles	$15,001	$36,281	$8,164	$0	$59,446

Three Months Ended March 31, 2019
Net interest income	$86,715	$108	$36	$0	$86,859
Provision for credit losses	2,422	0	0	0	2,422
Noninterest revenues	17,348	24,670	14,447	(769)	55,696
Amortization of intangible assets	1,483	1,769	878	0	4,130
Acquisition expenses	534	0	0	0	534
Other operating expenses	59,769	14,279	10,709	(769)	83,988
Income before income taxes	$39,855	$8,730	$2,896	$0	$51,481
Assets	$10,699,384	$199,345	$71,047	$(53,309)	$10,916,467
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$17,113	$42,777	$11,026	$0	$70,916

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2020 and 2019, although in some circumstances the fourth quarter of 2019 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 31.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2020, “last year” and equivalent terms refer to calendar year 2019, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 49.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could meaningfully differ from these estimates.  Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations.  A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 65-75 of the most recent Form 10-K (fiscal year ended December 31, 2019) filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 10-15 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted net” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, acquisition expenses, and the unrealized gain (loss) on equity securities.  Although “adjusted net income” as defined by the Company is a non-GAAP measure, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Diluted adjusted net earnings per share were $0.80 in the first quarter of 2020, compared to $0.85 in the first quarter of 2019, a 5.9% decrease.     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On October 21, 2019, the Company announced that it had entered into a definitive agreement to acquire Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York.  Based on the Company’s closing stock price on April 30, 2020 of $62.49, the transaction was valued at approximately $106.7 million in Company stock and cash.  Steuben currently operates 14 branch locations in Western New York.  The acquisition will extend the Company’s footprint into two new counties in Western New York State and enhance the Company’s presence in four Western New York State counties in which it currently operates. The Steuben shareholders approved the merger with the Company at its Special Meeting held on March 3, 2020.  The acquisition is scheduled to close during the second quarter of 2020. However, due to the novel coronavirus (“COVID-19”) crisis, it is uncertain as to whether or not the closing date of the merger may be delayed. The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.0 million in goodwill.

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

First quarter net income decreased $1.8 million as compared to the first quarter of 2019.  Earnings per share of $0.76 for the first quarter of 2020 decreased $0.04 from the first quarter of 2019.  The decrease in net income and earnings per share for the quarter are primarily the result of increases in the provision for credit losses, operating expenses and fully-diluted shares outstanding, offset in part by increases in net interest income, noninterest revenues and a decrease in income taxes.  First quarter net income adjusted to exclude acquisition expenses and unrealized gains and losses on equity securities (“operating net income”), decreased $1.9 million as compared to the first quarter of 2019.  Earnings per share adjusted to exclude acquisition expenses and unrealized gains and losses on equity securities (“operating earnings per share”) of $0.77 for the first quarter decreased $0.04 compared to the first quarter of 2019.

Loans and deposits increased on both an average and ending basis as compared to the prior year first quarter, reflective of the third quarter 2019 acquisition of Kinderhook and organic growth between the periods.  The Company’s total cost of funds increased 3 basis points from the year earlier period, as the rate paid on interest-bearing deposits increased 7 basis points, partially offset by an increase in noninterest bearing demand deposits and a 16 basis point decrease in the rate on borrowings from the prior year first quarter.  The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The first quarter 2020 provision for credit losses of $5.6 million was $3.2 million higher than the first quarter of 2019, reflective of expected credit losses related to the COVID-19 pandemic and the associated rapid decline in economic conditions while asset quality metrics remained relatively stable.  Net charge-offs were $1.6 million for the first quarter of 2020, compared to $2.6 million of net charge-offs for the first quarter of 2019.  First quarter 2020 nonperforming loan ratios increased in comparison to the first quarter of 2019 largely attributable to a single line of credit that matured on December 31, 2019 with a total outstanding balance of $9.9 million.  The Company is actively engaging with the borrower to process an extension.

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a coronavirus outbreak was emanating from the Wuhan Province in China.  Later in January, the first death related to the coronavirus, identified as COVID-19, occurred in the United States.  Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State Authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting Central Banks around the World to inject significant amounts of monetary stimulus into their economies.  In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020.  In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets.  The estimated value of the pandemic-related monetary stimulus package provided through the Federal Reserve’s activities was estimated at $4 trillion.  In addition, on March 27, 2020, the United States Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak.  On April 21, 2020 an additional $484 billion of CARES Act funding was appropriated by Congress to provide additional support to the national economy and financial markets.

As the COVID-19 events unfolded throughout the first quarter of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.  In order to protect its employees and assure workforce continuity and operational redundancy, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely.  To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its extensive bank branch network.  The Company also maintained active communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the crisis.  The Company’s capital planning and capital management activities, coupled with its historically strong earnings performance and prudent dividend practices, have allowed it to build and maintain strong capital reserves.  At March 31, 2020, all of the Company’s regulatory capital ratios significantly exceeded all well-capitalized standards.  More specifically, the Company’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 11.10% at March 31, 2020, which represents over two times the well-capitalized regulatory standard of 5.0%.

In addition, management believes the Company’s liquidity position is strong.  The Company’s primary Bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings, interest checking and money market deposit accounts with customers that operate, reside or work within its branch footprint.  At March 31, 2020, the Company’s cash and cash equivalents balances were $529.3 million and it maintained $260.4 million of availability at the Federal Reserve Bank’s discount window.  The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities.  This portfolio not only generates interest income, but also serves as a ready source of liquidity and capital.  At March 31, 2020, the Company’s available-for-sale investment securities portfolio totaled $3.14 billion, $1.50 billion of which was unpledged as collateral.  Net unrealized gains on the portfolio were $155.3 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at March 31, 2020 was $1.83 billion.  The Company did not experience significant draws on available working capital lines of credit and home equity lines of credit during the first quarter of 2020 due to the COVID-19 crisis.  During the first quarter of 2020, no significant or unusual customer activity was observed that portends unmanageable levels of stress on the Company’s liquidity profile. The Company also has and continues to participate in the CARES Act Paycheck Protection Program, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration.  The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs.  Through April 30, 2020, the Company has approved 3,314 PPP loans totaling $497.0 million.  The Company experienced high levels of customer utilization of the PPP loan program, but also believes its liquidity resources are more than sufficient to meet the funding requirements of its borrowers.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type.  No specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio, during the first quarter of 2020.  With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  Through April 30, 2020, the Company granted payment deferral request for up to three months, for 4,376 consumer borrowers and 1,318 business borrowers, representing $734.6 million of the Company’s loan balances.  Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period.  These payment deferrals were also deemed to be an insignificant borrower concession, and therefore, not classified as troubled-debt restructured loans during the first quarter.  Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020.  The Company anticipates that the number and amount of COVID-19 financial hardship payment deferral requests will increase significantly during the second quarter of 2020.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products during the second quarter of 2020 and potentially beyond.  The CARES Act is expected to have an immaterial impact as it relates to income taxes and the Company will continue to assess impacts in future periods.  The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future revenues, earnings results, allowance for credit losses, capital reserves, and liquidity are unknown at this time.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $40.1 million decreased $1.8 million, or 4.3%, as compared to the first quarter of 2019.  Earnings per share of $0.76 for the first quarter decreased $0.04 compared to the first quarter of 2019.  The decrease in net income and earnings per share for the quarter are primarily the result of increases in the provision for credit losses, operating expenses and fully-diluted shares outstanding, offset in part by increases in net interest income, noninterest revenues and a decrease in income taxes.  Operating net income of $40.5 million for the first quarter decreased $1.9 million, or 4.5%, as compared to the first quarter of 2019.  Operating earnings per share of $0.77 for the first quarter was down $0.04 compared to the first quarter of 2019.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $90.1 million was up $3.2 million, or 3.7%, from the comparable prior year period.  The improvement resulted from an increase in interest-earning assets, partially offset by a decrease in the yield on interest-earning assets, an increase in the rate paid on interest-bearing liabilities, and an increase in interest-bearing liabilities.

The provision for credit losses for the first quarter increased $3.2 million as compared to the first quarter of 2019, reflective of expected credit losses related to COVID-19 and the associated rapid decline in economic conditions.

First quarter noninterest revenues were $58.6 million, up $2.9 million, or 5.3%, from the first quarter of 2019.  The increase was a result of increases in debit interchange and ATM fees, mortgage banking revenue, employee benefits services revenue, wealth management and insurance services revenue, partially offset by a decrease in deposit service charges and fees, other banking services revenues and unrealized gains and losses on equity securities.

Noninterest expenses of $93.7 million for the first quarter reflected an increase of $5.0 million, or 5.7%, from the first quarter of 2019.  Excluding acquisition-related expenses, first quarter 2020 operating expenses were $5.2 million, or 5.9%, higher as compared to the prior year first quarter.  The increase in noninterest expenses for the quarter was due to an increase in salaries and benefits, an increase in data processing and communications, occupancy and equipment expenses, and legal and professional fees, partially offset by a decrease in amortization of intangibles, business development and marketing, acquisition expenses, and other expenses.  The increase in salaries and benefits was related to increased payroll costs associated with the third quarter 2019 Kinderhook Bank Corp. (“Kinderhook”) acquisition, merit-related pay increases, and an increase in employee benefits, including significantly higher medical plan costs.

Income tax expense decreased $0.3 million between comparable quarters due to lower levels of tax benefits related to stock-based compensation activity combined with a lower amount of pretax income.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended March 31,
(000's omitted, except per share data)	2020	2019
Net interest income	$90,054	$86,859
Provision for credit losses	5,594	2,422
Noninterest revenues	58,622	55,696
Noninterest expenses	93,663	88,652
Income before income taxes	49,419	51,481
Income taxes	9,285	9,535
Net income	$40,134	$41,946

Diluted weighted average common shares outstanding	52,646	52,195
Diluted earnings per share	$0.76	$0.80

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $91.1 million, a $3.2 million, or 3.7%, increase from the same period last year.  The increase resulted from a $664.1 million increase in average interest-earnings assets, primarily related to the Kinderhook acquisition, partially offset by a 12 basis point decrease in the average yield on earning assets, a four basis point increase in the average rate paid on interest-bearing liabilities, and a $446.1 million increase in average interest-bearing liabilities from the first quarter of 2019.  As reflected in Table 3, the favorable impact of the volume increase in interest-earning assets of $6.5 million was partially offset by the unfavorable impacts of the decrease in the average yield on earning assets of $2.2 million, the increase in the average rate paid on interest-bearing liabilities of $0.7 million, and the volume increase in interest-bearing liabilities of $0.4 million. The net interest margin of 3.65% for the first quarter of 2020 was 15 basis points lower than the comparable period of 2019.

The lower average yield on interest earning assets for the quarter was the result of a decrease in the average yield on loans and investments.  The average yield on loans for the first quarter decreased by 17 basis points compared to the first quarter of 2019 and the average yield on investments, including cash equivalents, decreased 13 basis points compared to the prior year reflective of declines in market interest rates.  The decrease in the loan yield included the impact of $1.0 million in loan pre-payment fees in the first quarter of 2019.

The average rate on interest-bearing liabilities increased four basis points compared to the prior year quarter due to a seven basis point increase in the average rate paid on interest-bearing deposits driven by an increase in the market rate for deposits and the impact of acquired Kinderhook deposits partially offset by a 16 basis point decrease in the average rate paid on borrowings.  The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on overnight borrowings and subordinated debt due to decreases in market interest rates.

The first quarter average balance of investments, including cash equivalents, increased $61.1 million as compared to the corresponding prior year period as investment purchases outpaced maturities, calls and principal payments.  Average loan balances increased $603.0 million for the quarter as compared to the prior year with growth in the business lending, consumer mortgage, consumer indirect, consumer direct, and home equity loan portfolios due primarily to acquired growth attributable to the acquisition of Kinderhook totaling $435.9 million, along with organic growth.

Average interest-bearing deposits increased $490.4 million between the first quarter of 2019 and the first quarter of 2020 due to increases in interest checking, time, savings, and money market deposits due primarily to the acquisition of Kinderhook in the third quarter of 2019, which accounted for $441.4 million of the increase.  The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $44.3 million for the quarter primarily due to a decrease in customer repurchase agreements, FHLB borrowings, and a decrease in subordinated debt held by unconsolidated subsidiary trusts associated with the redemption of $20.6 million of trust preferred subordinated debt held by MBVT Statutory Trust I during the third quarter of 2019, partially offset by an increase in subordinated notes payable assumed in the Kinderhook transaction in the third quarter of 2019.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.1% and 24.4% in 2020 and 2019, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment fees and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(000's omitted except yields and rates)	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg Yield/Rate Paid
Interest-earning assets:
Cash equivalents	$114,660	$256	0.90%	$121,304	$695	2.33%
Taxable investment securities (1)	2,586,646	15,073	2.34%	2,574,902	15,392	2.42%
Nontaxable investment securities (1)	459,340	3,919	3.43%	403,359	3,656	3.68%
Loans (net of unearned discount) (2)	6,876,771	78,779	4.61%	6,273,798	73,946	4.78%
Total interest-earning assets	10,037,417	98,027	3.93%	9,373,363	93,689	4.05%
Noninterest-earning assets	1,449,967			1,314,345
Total assets	$11,487,384			$10,687,708

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,668,619	2,373	0.17%	$5,359,692	2,433	0.18%
Time deposits	929,512	3,172	1.37%	748,040	1,674	0.91%
Customer repurchase agreements	214,472	450	0.84%	248,449	441	0.72%
FHLB borrowings	23,777	108	1.84%	27,268	180	2.67%
Subordinated notes payable	13,786	185	5.39%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	77,320	653	3.40%	97,939	1,094	4.53%
Total interest-bearing liabilities	6,927,486	6,941	0.40%	6,481,388	5,822	0.36%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,458,529			2,297,472
Other liabilities	199,200			182,535
Shareholders' equity	1,902,169			1,726,313
Total liabilities and shareholders' equity	$11,487,384			$10,687,708

Net interest earnings		$91,086			$87,867

Net interest spread			3.53%			3.69%
Net interest margin on interest-earning assets			3.65%			3.80%

Fully tax-equivalent adjustment		$1,032			$1,008

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

Table 3: Rate/Volume

	Three months ended March 31, 2020 versus March 31, 2019 Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(36)	$(403)	$(439)
Taxable investment securities	70	(389)	(319)
Nontaxable investment securities	486	(223)	263
Loans	6,953	(2,120)	4,833
Total interest-earning assets (2)	6,522	(2,184)	4,338

Interest paid on:
Interest checking, savings and money market deposits	135	(195)	(60)
Time deposits	474	1,024	1,498
Customer repurchase agreements	(65)	74	9
FHLB borrowings	(21)	(51)	(72)
Subordinated notes payable	185	0	185
Subordinated debt held by unconsolidated subsidiary trusts	(204)	(237)	(441)
Total interest-bearing liabilities (2)	413	706	1,119

Net interest earnings (2)	$6,088	$(2,869)	$3,219

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its second quarter net interest margin to decrease due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in the latter half of the first quarter.  Expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds.  Although the stated interest rate on PPP loans is fixed at 1.0%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain at this time and will likely cause earning asset yield volatility as loans are forgiven by the SBA.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services Inc. (“CISI”) and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc.).  Additionally, the Company has other transactions, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended March 31,
(000's omitted)	2020	2019
Employee benefit services	$25,366	$24,054
Deposit service charges and fees	10,273	10,435
Mortgage banking	916	201
Debit interchange and ATM fees	6,010	5,429
Insurance services	8,058	7,862
Wealth management services	7,134	6,349
Other banking revenues	895	1,335
Subtotal	58,652	55,665
Unrealized (loss) gain on equity securities	(30)	31
Total noninterest revenues	$58,622	$55,696

Noninterest revenues/operating revenues (FTE basis) (1)	39.6%	39.1%

(1) For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues, excluding unrealized gains and losses on equity securities and acquired non-impaired loan accretion.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $58.6 million for the first quarter of 2020.  This represents an increase of $2.9 million, or 5.3%, for the quarter in comparison to the same 2019 timeframe.  The increase was a result of increases in banking noninterest revenue, employee benefits services revenue, wealth management revenue, and insurance services revenue, partially offset by a decrease in unrealized gains and losses on equity securities.

Banking noninterest revenue of $18.1 million for the first quarter of 2020 increased $0.7 million, or 4.0% as compared to the corresponding prior year period.  This year-over-year increase was primarily driven by increases in mortgage banking revenue, reflective of the Company’s increased commitment to sell secondary market eligible residential mortgage loans, and debit interchange and ATM fees, reflective of the addition of new deposit relationships from the Kinderhook acquisition, partially offset by decreases in other banking revenue and deposit service charges and fees.

Employee benefit services revenue increased $1.3 million, or 5.5%, as compared to the prior year first quarter primarily related to increases in plan administration, actuarial and record-keeping fees, as well as increases in employee benefit trust and transfer agent fees.  Wealth management revenue was up $0.8 million, or 12.4%, as compared to the prior year first quarter primarily driven by increases in investment management and trust services revenues.  Insurance services revenue was up $0.2 million, or 2.5%, for the first quarter of 2020 as compared to the first quarter of 2019 due primarily to an increase in group medical and property and casualty insurance revenues.

The ratio of noninterest revenues to operating revenues (FTE basis) was 39.6% for the quarter ended March 31, 2020 versus 39.1% for the equivalent period of 2019.  The increase is due to a 5.4% increase in adjusted noninterest revenues, while adjusted net interest income (FTE basis) increased 3.7%.

Due to the economic impacts of the COVID-19 crisis, the Company expects that its noninterest revenues will decrease in the second quarter of 2020 and potentially beyond.  Due to decreased levels of commerce, deposit service fees, including debit card related interchange revenues will likely decrease in the second quarter of 2020.  Wealth management revenues are also likely to decrease in the second quarter of 2020 due to a decrease in asset-based fees and a general decline in the U.S. and international equity markets.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended March 31,
(000's omitted)	2020	2019
Salaries and employee benefits	$58,251	$53,379
Occupancy and equipment	10,739	10,288
Data processing and communications	10,413	9,399
Amortization of intangible assets	3,667	4,130
Legal and professional fees	3,151	2,720
Business development and marketing	2,513	2,788
Acquisition expenses	369	534
Other	4,560	5,414
Total noninterest expenses	$93,663	$88,652
Operating expenses(1)/average assets	3.14%	3.19%
Efficiency ratio(2)	60.4%	59.1%

(1)
Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

(2)
Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $93.7 million for the first quarter of 2020, representing an increase of $5.0 million, or 5.7%, from the prior year first quarter.  Included in the first quarter 2020 noninterest expenses are $0.2 million of acquisition-related expenses associated with the Kinderhook acquisition and $0.2 million of acquisition-related expenses associated with the pending Steuben Trust Corporation (“Steuben”) acquisition.  This compares to $0.5 million of acquisition-related expenses associated with the Kinderhook acquisition in the first quarter of 2019.  Salaries and employee benefits increased $4.9 million, or 9.1%, for the first quarter of 2020 as compared to the corresponding period of 2019 reflective of the increased payroll costs associated with the third quarter 2019 Kinderhook acquisition, merit-related pay increases, and an increase in employee benefits, including significantly higher medical plan costs.  The remaining increase in operating expenses can be attributed to higher data processing and communications (up $1.0 million), occupancy and equipment (up $0.5 million) and legal and professional fees (up $0.4 million), partially offset by lower other expenses (down $0.8 million) primarily related to a decrease in FDIC insurance premiums, amortization of intangible assets (down $0.5 million) and business development and marketing (down $0.3 million).  These remaining increases were primarily the result of the expenses associated with operating an expanded branch network from the Kinderhook acquisition.

The Company’s efficiency ratio (as defined in the table above) was 60.4% for the first quarter of 2020, 1.3% unfavorable to the comparable quarter of 2019.  This resulted from operating expenses (as described above) increasing 6.7%, while operating revenue (as described above) increased by a lesser 4.3%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased five basis points versus the prior year quarter.  First quarter operating expenses (as defined above) increased 6.7% year-over-year, while average assets increased 7.5%.

Income Taxes

The first quarter 2020 effective income tax rate was 18.8%, compared to 18.5% for the first quarter of 2019.  The increase in the rate is attributable to a lower level of benefit related to stock based compensation activity in the first quarter of 2020.  The Company recorded a $1.0 million and $1.7 million reduction in income tax expense associated with the stock-based compensation tax benefits for the first quarter of 2020 and 2019, respectively. The effective tax rates adjusted for stock-based compensation tax benefits were 20.9% for the first quarter of 2020 and 21.8% for the first quarter of 2019.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $3.19 billion at the end of the first quarter, an increase of $97.0 million from December 31, 2019 and $219.2 million higher than March 31, 2019.  The carrying value of cash equivalents was $342.3 million at the end of the first quarter, an increase of $299.1 million from December 31, 2019 and $1.1 million lower than March 31, 2019.  The book value (excluding unrealized gains and losses) of investment securities decreased $25.4 million from December 31, 2019 and increased $71.6 million from March 31, 2019.  During the first quarter of 2020, the Company purchased $23.3 million of government agency mortgage-backed securities with an average yield of 2.69% and $11.3 million of obligations of state and political subdivisions with an average yield of 3.37%.  These additions were offset by proceeds of $62.2 million from investment maturities, calls, and principal payments during the first three months of 2020.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses.  At March 31, 2020, the portfolio had a $156.2 million net unrealized gain, an increase of $122.4 million from the unrealized gain at December 31, 2019 and a $147.6 million increase from the unrealized gain at March 31, 2019.  These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates.

Table 6: Investment Securities

	March 31, 2020		December 31, 2019		March 31, 2019
(000's omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,016,500	$2,139,079	$2,030,060	$2,043,759	$2,033,399	$2,034,972
Obligations of state and political subdivisions	485,755	501,708	497,852	512,208	423,916	433,159
Government agency mortgage-backed securities	433,129	448,248	428,491	432,862	389,154	386,543
Corporate debt securities	2,512	2,508	2,527	2,528	2,572	2,553
Government agency collateralized mortgage obligations	48,681	50,339	52,621	53,071	66,226	65,716
Total available-for-sale portfolio	2,986,577	3,141,882	3,011,551	3,044,428	2,915,267	2,922,943

Equity and other Securities:
Equity securities, at fair value	251	421	251	451	251	464
Federal Home Loan Bank common stock	6,857	6,857	7,246	7,246	6,308	6,308
Federal Reserve Bank common stock	30,922	30,922	30,922	30,922	30,690	30,690
Other equity securities, at adjusted cost	4,549	5,299	4,546	5,296	4,992	5,742
Total equity and other securities	42,579	43,499	42,965	43,915	42,241	43,204

Total investments	$3,029,156	$3,185,381	$3,054,516	$3,088,343	$2,957,508	$2,966,147

Loans

As shown in Table 7, loans ended the first quarter at $6.87 billion, up $600.0 million, or 9.6%, from one year earlier and down $24.5 million, or 0.4%, from the end of 2019.  The growth during the last twelve months was attributable to both organic and acquired growth. $425.9 million of the increase was attributable to the Kinderhook acquisition combined with organic growth in the business lending, consumer mortgage and consumer indirect portfolios, partially offset by organic decreases in the home equity and consumer direct portfolios. The decrease in loans during the first three months of 2020 occurred primarily in the consumer indirect, consumer direct and consumer mortgage portfolios, while the business lending and home equity portfolios increased.

Table 7: Loans

(000's omitted)	March 31, 2020		December 31, 2019		March 31, 2019
Business lending	$2,789,130	40.6%	$2,775,876	40.3%	$2,410,477	38.5%
Consumer mortgage	2,424,656	35.3%	2,430,902	35.3%	2,237,430	35.7%
Consumer indirect	1,087,879	15.9%	1,113,062	16.1%	1,070,840	17.1%
Consumer direct	177,844	2.6%	184,378	2.7%	173,042	2.7%
Home equity	386,583	5.6%	386,325	5.6%	374,297	6.0%
Total loans	$6,866,092	100.0%	$6,890,543	100.0%	$6,266,086	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing.  The business lending portfolio increased $378.7 million, or 15.7%, from March 31, 2019, with $290.8 million of the increase from Kinderhook, and increased $13.3 million, or 0.5%, from December 31, 2019, due to organic growth.  Highly competitive conditions continue to prevail in the markets in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $187.2 million, or 8.4%, from one year ago, with $111.9 million of the increase from Kinderhook, and decreased $6.2 million from December 31, 2019.  Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  Home equity loans increased $12.3 million, or 3.3%, from one year ago, with $16.2 million from Kinderhook, and increased $0.3 million, or 0.1%, from December 31, 2019.  Similar to refinance origination volumes in the Company’s consumer mortgage portfolio, interest rates have impacted the level of utilization of the Company’s home equity loan products.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $21.8 million, or 1.8%, from one year ago, with $7.0 million from Kinderhook, and decreased $31.7 million, or 2.4%, from December 31, 2019.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.  Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category.

Due to the COVID-19 crisis and its related impact on business activities, the demand for consumer loans and credit has decreased significantly.  The ultimate impact the decrease in loan demand will have on the Company’s loan balances in future quarters is uncertain at this time.  The Company’s business lending balances will be favorably impacted during the second quarter of 2020 due to originations associated with the high demand for PPP loans.  However, the longer term implications on business lending loan demand are highly uncertain at this time.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2020 and 2019 and December 31, 2019.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2020	2019	2019
Nonaccrual loans
Business lending	$4,394	$4,410	$7,401
Consumer mortgage	12,674	12,517	11,748
Consumer indirect	0	0	0
Consumer direct	52	52	0
Home equity	1,926	1,856	2,103
Total nonaccrual loans	19,046	18,835	21,252
Accruing loans 90+ days delinquent
Business lending	10,111	2,299	134
Consumer mortgage	1,821	2,329	2,247
Consumer indirect	418	156	234
Consumer direct	62	76	66
Home equity	324	566	338
Total accruing loans 90+ days delinquent	12,736	5,426	3,019
Nonperforming loans
Business lending	14,505	6,709	7,535
Consumer mortgage	14,495	14,846	13,995
Consumer indirect	418	156	234
Consumer direct	114	128	66
Home equity	2,250	2,422	2,441
Total nonperforming loans	31,782	24,261	24,271
Other real estate owned (OREO)	1,469	1,270	1,524
Total nonperforming assets	$33,251	$25,531	$25,795
Nonperforming loans / total loans	0.46%	0.35%	0.39%
Nonperforming assets / total loans and other real estate	0.48%	0.37%	0.41%
Delinquent loans (30 days old to nonaccruing) to total loans	1.11%	0.94%	0.88%
Net charge-offs to average loans outstanding (quarterly)	0.09%	0.14%	0.17%
Provision for loan losses to net charge-offs (quarterly)	361%	121%	93%

The Company’s asset quality profile in the first quarter of 2020 continued to illustrate the long-term effectiveness of the Company’s disciplined risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at March 31, 2020 were $33.3 million.  This represents a $7.7 million increase as compared to the level at the end of 2019 and a $7.5 million increase as compared to one year earlier.  Nonperforming loans increased $7.5 million from both year-end 2019 and March 31, 2019.  The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at March 31, 2020 based on their delinquency status as of March 20, 2020, the date most borrowers were impacted by COVID-19 due to stay at home orders in various states.  The increase in nonperforming assets and loans is largely attributable to a single line of credit that matured on December 31, 2019 with a total outstanding balance of $9.9 million.  The Company is actively engaging with the borrower to process an extension but the financial status of the borrower is uncertain at this time, which may result in this loan becoming classified as nonaccrual in the second quarter of 2020. Other real estate owned (“OREO”) at March 31, 2020 was $1.5 million.  This compares to $1.3 million at December 31, 2019 and $1.5 million as of March 31, 2019.  At March 31, 2020, OREO consisted of 18 residential properties with a total value of $1.2 million and two commercial properties with a value of $0.3 million.  This compares to 16 residential properties with a total value of $1.0 million and two commercial properties with a value of $0.3 million at December 31, 2019, and 21 residential properties with a total value of $1.4 million and one commercial property with a value of $0.1 million at March 31, 2019.  Nonperforming loans were 0.46% of total loans outstanding at the end of the first quarter, 11 basis points higher than the level at December 31, 2019 and seven basis points higher than the level at March 31, 2019.

Approximately 46% of nonperforming loans at March 31, 2020 were comprised of consumer mortgages.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions prior to COVID-19, including lower unemployment levels, had positively impacted consumers and resulted in more favorable nonperforming mortgage ratios.  The Company will continue to monitor the impact that the decline in economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses. Approximately 46% of the nonperforming loans at March 31, 2020 were related to the business lending portfolio, of which approximately 69% of the balance is attributable to a single line of credit that matured on December 31, 2019 with a total outstanding balance of $9.9 million. The remaining 31% of the balance is comprised of business loans broadly diversified by industry type.  The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages.  The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 175% at the end of the first quarter, as compared to 206% at year-end 2019 and 202% at March 31, 2019.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.11% at the end of the first quarter, 17 basis points above the 0.94% at year-end 2019 and 23 basis points above the 0.88% at March 31, 2019.  The business lending delinquency ratio at the end of the first quarter was 30 basis points above the level at December 31, 2019 and 32 basis points above the level at March 31, 2019, largely attributable to the previously mentioned single line of credit that matured on December 31, 2019 with a total outstanding balance of $9.9 million.  The delinquency rates for consumer direct and consumer indirect loans decreased as compared to the level at December 31, 2019, but increased in comparison to the level one year ago.  The delinquency ratios for the consumer mortgage and home equity portfolios increased as compared to December 31, 2019, and in comparison to the level at March 31, 2019.  The Company’s historic success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities.

Table 9: Allowance for Credit Losses Activity

	Three Months Ended March 31,
(000's omitted)	2020	2019
Allowance for credit losses at beginning of period	$49,911	$49,284
Impact of adopting ASC 326	1,357	0
Charge-offs:
Business lending	176	1,216
Consumer mortgage	186	253
Consumer indirect	2,079	1,823
Consumer direct	533	535
Home equity	73	74
Total charge-offs	3,047	3,901
Recoveries:
Business lending	138	134
Consumer mortgage	8	22
Consumer indirect	1,163	962
Consumer direct	182	179
Home equity	6	5
Total recoveries	1,497	1,302

Net charge-offs	1,550	2,599
Provision for credit losses	5,594	2,422
Provision for credit losses related to off-balance sheet credit exposures	(340)	0

Allowance for credit losses at end of period	$55,652	$49,107
Allowance for credit losses / total loans	0.81%	0.78%
Allowance for credit losses / nonperforming loans	175%	202%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.01%	0.18%
Consumer mortgage	0.03%	0.04%
Consumer indirect	0.33%	0.33%
Consumer direct	0.76%	0.81%
Home equity	0.07%	0.07%
Total loans	0.09%	0.17%

During the first quarter, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses, also known as Current Expected Credit Losses (“CECL”).  Upon the adoption of CECL, the Company recorded a net cumulative-effect adjustment that increased retained earnings by $0.5 million.  This adjustment was the result of a $1.4 million net increase in the allowance for credit losses, from $49.9 million at December 31, 2019 to $51.3 million upon adoption, including a $3.1 million adjustment to loans, partially offset by a $1.2 million increase in other liabilities related to the allowance for off-balance sheet credit exposures.  Due largely to the expectation of increased credit losses due to COVID-19’s adverse impact on economic and business operating conditions, the Company’s Allowance for Credit Losses increased an additional $4.4 million, or 8.6%, in the first quarter of 2020.

As displayed in Table 9, net charge-offs during the first quarter of 2020 were $1.6 million, $1.0 million lower than the first quarter of 2019.  The business lending, consumer mortgage, consumer direct and home equity portfolios experienced lower net charge-offs during the first quarter of 2020, as compared to the first quarter of 2019, while the consumer indirect portfolio experienced higher net charge-offs than the prior period.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2020 was 0.09%, eight basis points lower than the first quarter of 2019.  Net charge-off ratios for the first quarter of 2020 for the business lending, consumer mortgage, consumer direct and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratios for the consumer indirect portfolio was above the Company’s average for the trailing eight quarters.

The Company recorded a $5.6 million provision for credit losses in the first quarter, including a $0.3 million reversal of credit loss expense related to off-balance sheet credit exposures.  The first quarter provision was $3.2 million higher than the equivalent prior year period.  The first quarter 2020 loan loss provision was $4.0 million more than the level of net charge-offs for the quarter.  The allowance for credit losses of $55.7 million as of March 31, 2020 increased $6.5 million from the level one year ago.  The decline in economic conditions associated with the COVID-19 pandemic have resulted in an allowance for credit losses to total loans ratio of 0.81% at March 31, 2020, three basis points higher than the level at March 31, 2019 and nine basis points higher than the level at December 31, 2019.

Refer to Note E: Loans of the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2020, the purchase discount related to the $1.37 billion of remaining non-credit deteriorated loan balances acquired from the National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $18.4 million, or 1.3% of that portfolio.

Deposits

As shown in Table 10, average deposits of $9.06 billion in the first quarter were $651.5 million, or 7.8%, higher than the first quarter of 2019, with $518.1 million of the increase attributable to the Kinderhook acquisition.  This compares to a decrease of $45.0 million, or 0.5%, from the fourth quarter of last year.  The mix of average deposit balances changed as the weighting of core deposits (noninterest checking, interest checking, savings and money markets) has decreased slightly from the prior year levels.  Conversely, the proportion of time deposits increased over the past 12 months.  The quarterly average cost of deposits was 0.25% for the first quarter of 2020, compared to 0.20% in the first quarter of 2019, reflective of the increase in the average interest rate on interest bearing deposits and inclusion of acquired Kinderhook deposit liabilities between the periods.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2020 decreased $82.3 million, or 1.0%, versus the fourth quarter of 2019 and increased $606.5 million, or 8.2%, versus the year-earlier period, with $481.5 million of the increase versus the year-earlier period attributable to the Kinderhook acquisition.  Average public fund deposits for the first quarter increased $37.4 million, or 3.6%, from the fourth quarter of 2019 and increased $45.0 million, or 4.4%, from the first quarter of 2019, with $36.6 million of the increase from the first quarter of 2019 attributable to the Kinderhook acquisition.  Public fund deposits as a percentage of total deposits decreased from 12.1% in the first quarter of 2019 to 11.8% in the first quarter of 2020.

Table 10: Quarterly Average Deposits

(000's omitted)	March 31, 2020	December 31, 2019	March 31, 2019
Noninterest checking deposits	$2,458,529	$2,519,645	$2,297,472
Interest checking deposits	2,189,060	2,131,866	1,975,091
Savings deposits	1,550,663	1,536,271	1,461,847
Money market deposits	1,928,896	1,976,819	1,922,754
Time deposits	929,512	937,023	748,040
Total deposits	$9,056,660	$9,101,624	$8,405,204
Nonpublic fund deposits	$7,991,934	$8,074,262	$7,385,439
Public fund deposits	1,064,726	1,027,362	1,019,765
Total deposits	$9,056,660	$9,101,624	$8,405,204

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2020 totaled $94.8 million. This was $8.3 million, or 8.1%, lower than borrowings at December 31, 2019 and $5.1 million, or 5.1%, below the end of the first quarter of 2019.  The decrease from the prior year first quarter was primarily due to the redemption of the trust preferred subordinated debt held by MBVT Statutory Trust I, an unconsolidated subsidiary trust, during the third quarter of 2019 partially offset by the acquisition of subordinated notes payable and Federal Home Loan Bank borrowings assumed with the Kinderhook acquisition during the third quarter of 2019, while the decrease from the fourth quarter of 2019 was related to an $8.3 million decrease in overnight FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $205.0 million at the end of the first quarter of 2020, a decrease of $36.7 million from December 31, 2019 and $44.9 million below March 31, 2019.

Shareholders’ Equity

Total shareholders’ equity of $1.98 billion at the end of the first quarter of 2020 represents an increase of $121.4 million from the balance at December 31, 2019.  Several factors contributed to this increase including, the Company recorded net income of $40.1 million, accumulated other comprehensive income increased $93.7 million, net activity under the Company’s employee stock plan increased $6.4 million, $2.0 million was recorded from employee stock options earned, and $0.1 million of treasury stock was issued to the Company’s benefit plans. Further, the implementation of CECL resulted in a $0.5 million increase to retained earnings.  These amounts were partially offset by dividends declared of $21.4 million.  The change in accumulated other comprehensive income was comprised of a $93.0 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $0.7 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased $219.5 million, as net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans and an increase in the market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 11.10% at the end of the first quarter, up 30 basis points from year-end 2019 and 17 basis points below its level one year earlier.  The increase in the Tier 1 leverage ratio in comparison to December 31, 2019 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 2.7%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, decreased 0.1%.  The Tier 1 leverage ratio decreased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 5.3% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment, increased 6.9% primarily due to the Kinderhook acquisition.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 10.78% increased 77 basis points from December 31, 2019 and increased 95 basis points versus March 31, 2019 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The increase in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible equity levels than the increase in tangible assets.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2020 was 53.2%, compared to 46.7% for the first quarter of 2019.  First quarter dividends declared increased 9.1% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.38 to $0.41 in August 2019, while net income decreased 4.3% over the prior year period.  The 2019 dividend increase marked the Company’s 27th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 1.1% over the last twelve months.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2020.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At March 31, 2020, the Bank had $529.3 million of cash and cash equivalents of which $342.3 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Company also had $1.8 billion in unused FHLB borrowing capacity based on the Company’s quarter-end collateral levels.  Additionally, the Company has $1.6 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of March 31, 2020, this ratio was 14.0% for 30-days and 14.1% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of March 31, 2020, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of March 31, 2020 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) the effect of the COVID-19 pandemic, including the negative impacts and disruptions on the Company’s colleagues, the communities it serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality, (9) inflation, interest rate, liquidity, market and monetary fluctuations;  (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (12) changes in consumer spending, borrowing and savings habits;  (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations;  (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (18) the ability to maintain and increase market share and control expenses;  (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19;  (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (21) the outcome of pending or future litigation and government proceedings; (22) other risk factors outlined in the Company’s filings with the SEC from time to time; and (23) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive.  For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to its reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.  Further, any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31,
(000's omitted)	2020	2019
Income statement data
Net income
Net income (GAAP)	$40,134	$41,946
Acquisition expenses	369	534
Tax effect of acquisition expenses	(69)	(99)
Subtotal (non-GAAP)	40,434	42,381
Unrealized loss(gain) on equity securities	30	(31)
Tax effect of unrealized gain on equity securities	(6)	6
Operating net income (non-GAAP)	40,458	42,356
Amortization of intangibles	3,667	4,130
Tax effect of amortization of intangibles	(689)	(765)
Subtotal (non-GAAP)	43,436	45,721
Acquired non-impaired loan accretion	(1,465)	(1,330)
Tax effect of acquired non-impaired loan accretion	275	246
Adjusted net income (non-GAAP)	$42,246	$44,637
Return on average assets
Adjusted net income (non-GAAP)	$42,246	$44,637
Average total assets	11,487,384	10,687,708
Adjusted return on average assets (non-GAAP)	1.48%	1.69%
Return on average equity
Adjusted net income (non-GAAP)	$42,246	$44,637
Average total equity	1,902,169	1,726,313
Adjusted return on average equity (non-GAAP)	8.93%	10.49%

Earnings per common share
Diluted earnings per share (GAAP)	$0.76	$0.80
Acquisition expenses	0.01	0.01
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.77	0.81
Unrealized loss(gain) on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Operating earnings per share (non-GAAP)	0.77	0.81
Amortization of intangibles	0.07	0.08
Tax effect of amortization of intangibles	(0.01)	(0.01)
Subtotal (non-GAAP)	0.83	0.88
Acquired non-impaired loan accretion	(0.03)	(0.03)
Tax effect of acquired non-impaired loan accretion	0.00	0.00
Diluted adjusted net earnings per share (non-GAAP)	$0.80	$0.85

	Three Months Ended March 31,
(000's omitted)	2020	2019
Noninterest operating expenses
Noninterest expenses (GAAP)	$93,663	$88,652
Amortization of intangibles	(3,667)	(4,130)
Acquisition expenses	(369)	(534)
Total adjusted noninterest expenses (non-GAAP)	$89,627	$83,988

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$89,627	$83,988
Fully tax-equivalent net interest income	91,086	87,867
Noninterest revenues	58,622	55,696
Acquired non-impaired loan accretion	(1,465)	(1,330)
Unrealized loss(gain) on equity securities	30	(31)
Operating revenues (non-GAAP) - denominator	$148,273	$142,202
Efficiency ratio (non-GAAP)	60.4%	59.1%

(000's omitted)	March 31, 2020	December 31, 2019	March 31, 2019
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$11,808,983	$11,410,295	$10,916,467
Intangible assets	(832,919)	(836,923)	(804,419)
Deferred taxes on intangible assets	44,494	44,742	45,994
Total tangible assets (non-GAAP)	11,020,558	10,618,114	$10,158,042

Total common equity
Shareholders' Equity (GAAP)	1,976,631	1,855,234	1,757,128
Intangible assets	(832,919)	(836,923)	(804,419)
Deferred taxes on intangible assets	44,494	44,742	45,994
Total tangible common equity (non-GAAP)	1,188,206	1,063,053	$998,703

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,188,206	$1,063,053	$998,703
Total tangible assets (non-GAAP) - denominator	$11,020,558	$10,618,114	$10,158,042
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	10.78%	10.01%	9.83%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2020 as a starting point.

•	The model assumes the Company’s average deposit balances will increase approximately 2.0% over the next twelve months.

•	The model assumes the Company’s average earning asset balances will increase approximately 1.0% to 3.0% over the next twelve months.

•
Business lending balances are anticipated to increase $366 million during the second quarter of 2020 due largely to PPP loan originations with anticipated forgiveness and full repayment of the balances during the third quarter of 2020.  Upon repayment, the PPP loan balances are largely anticipated to be reinvested in cash equivalents and investment securities.  All other loan balances are projected to remain flat or decrease modestly throughout the forecast period due to lower anticipated levels of loan demand reflective of an expected decline in economic activity and other COVID-19 related factors.  Cash flows from investment contractual maturities and prepayments are reinvested into securities or cash equivalents and repay short-term capital market borrowings.

•
In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the falling rate environment, the prime and federal funds rate decline 25 basis points and the treasury yield curve is assumed to move to zero basis points.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

•	The model results exclude acquisitions.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2020 (000’s omitted)
+200 basis points	$3,590
+100 basis points	$1,491
-25 basis points	$(1,853)

The short term modeled net interest income (NII) increases in the rising rate environments largely due to assumed higher rates on new loans, including variable and adjustable rate loans.  Additionally, slower prepayment speeds result in higher loan balances that provide higher returns as compared to current reinvestment opportunities.  These increases are partially offset by anticipated higher deposit and borrowing costs.  Over the longer time period, the growth in NII continues to improve in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

In the falling rate environment, the Bank shows interest rate risk exposure to lower short term rates.  During the first twelve months, net interest income declines largely due to lower assumed rates on reinvestment opportunities and new loans, including adjustable and variable rate assets.  Modestly lower funding costs associated with deposits and borrowings only partially offset the decrease in interest income.

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

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 2, 2020.  Additional risks not presently known to the Company, or that are currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company’s business, financial condition, and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created unprecedented economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, and results of operations.  The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, the continued effectiveness of the Company’s measures to implement its business continuity and pandemic plans and provide for the continuation of uninterrupted services, the direct and indirect impact of the pandemic on the Company’s customers, third-party vendors and other stakeholders, and the impact of actions taken by governmental authorities and other third parties in response to the pandemic.  Even after the COVID-19 outbreak has subsided, the Company’s business may continue to experience materially adverse impacts as a result of virus’ economic impact, including the availability and cost of funding and any recession that has occurred or may occur in the  future.  There are no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

The COVID-19 pandemic has negatively impacted the global economy, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels, and resulted in significant action by the federal government to stimulate the economy.  Due to the pandemic, many governmental authorities have implemented temporary closures of certain businesses and instituted social distancing and sheltering in place requirements which may result in the demand for the Company’s products and services to be significantly impacted, which could adversely affect the Company’s revenue.  The Company may continue to experience negative impacts which include, but are not limited to: (1) the pandemic could continue to result in the recognition of credit losses in the Company’s loan portfolios and increases in its allowance for credit losses, particularly if businesses remain closed, unemployment continues at heightened levels and for a prolonged period of time, the impact on the economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses; (2) negative impact on businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes; (3) a decline in the growth of the Company’s interest income due to reductions in benchmark interest rates and an expectation that the Company will provide, for a temporary period of time, fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, business and personal lending customers, and future governmental actions may require these and other types of customer-related responses which may further impact interest income; (4) a reduction in stock market prices affecting related fee income businesses, including the Company’s employee benefit services, wealth management, and insurance businesses, and a reduction in the demand for the Company’s services; (5) increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce, other online activity and other factors; (6) the requirement to recognize impairments on the securities the Company holds, as well as reductions in other comprehensive income, due to changing economic and market conditions affecting issuers.

In response to the COVID-19 pandemic, governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth.  The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic.  Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, and results of operations.  The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.

In addition, the spread of the virus and the imposition of social distancing and sheltering in place requirements have caused the Company to modify its business practices (including closing lobbies and instituting drive-thru only operations and limiting face-to-face customer interaction, developing social distancing and work-from-home plans for its employees, restricting employee travel, and cancelling physical participation in meetings), and the Company may take further actions as may be required by governmental authorities or as it determines are in the best interests of its employees, customers, and stakeholders.  The outbreak has adversely impacted and may further adversely impact the Company’s workforce and operations and the operations of its customers, suppliers and third-party vendors, throughout the time period during which the spread of COVID-19 continues and related restrictions remain in place, and even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.  The Company does not yet know the full extent of the impacts on its business, its operations, or the economy as a whole.  However, the effects are likely to have a material impact on the Company’s results of operations and heighten many of its known risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019.

The Company, as a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), may be subject to increased operational, financial, reputational, and other unforeseen risks including, but not limited to the risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP.  On April 24, 2020, an additional $310 billion of funding was authorized for the PPP.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The Bank is participating as a lender in the PPP and there are heightened concerns associated with processing the loan applications which expose the Company to risks relating to noncompliance with the PPP, including the ambiguity in the laws, the rules and guidance regarding the operation of the PPP, and the risk that the SBA may not fund some or all of the PPP loan guaranties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)  At its December 2019 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,600,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2020.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	1,041	$70.70	0	2,600,000
February 1-29, 2020	0	0.00	0	2,600,000
March 1-31, 2020	0	0.00	0	2,600,000
Total (1)	1,041	$70.70

(1) Included in the common shares repurchased were 1,041 shares acquired by the Company in connection with the administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (1)

10.2
Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (1)

10.3
Retirement and Release Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley.  Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (1)

10.4
Amendment to Employment Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun.  Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (1)

31.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2
Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2
Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Bank System, Inc.

Date: May 11, 2020	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 11, 2020	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer