Form 10-Q
period 2020-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2020-08-10
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,529,607 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2020.

Part I.	Financial Information
Item 1	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$1,319,880	$205,030
Available-for-sale investment securities (cost of $3,129,978 and $3,011,551, respectively)	3,293,116	3,044,428
Equity and other securities (cost of $43,411 and $42,965, respectively)	44,343	43,915
Loans held for sale, at fair value	5,517	0

Loans	7,528,039	6,890,543
Allowance for credit losses	(64,437)	(49,911)
Net loans	7,463,602	6,840,632

Goodwill, net	792,715	773,810
Core deposit intangibles, net	16,565	16,418
Other intangibles, net	43,481	46,695
Intangible assets, net	852,761	836,923

Premises and equipment, net	167,301	164,638
Accrued interest and fees receivable	38,553	31,647
Other assets	259,144	243,082

Total assets	$13,444,217	$11,410,295

Liabilities:
Noninterest-bearing deposits	$3,273,921	$2,465,902
Interest-bearing deposits	7,572,752	6,529,065
Total deposits	10,846,673	8,994,967

Overnight Federal Home Loan Bank borrowings	0	8,300
Securities sold under agreement to repurchase, short-term	168,491	241,708
Other Federal Home Loan Bank borrowings	7,704	3,750
Subordinated notes payable	13,755	13,795
Subordinated debt held by unconsolidated subsidiary trusts	79,382	77,320
Accrued interest and other liabilities	246,897	215,221
Total liabilities	11,362,902	9,555,061

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 53,673,335 and 51,974,726 shares issued, respectively	53,672	51,975
Additional paid-in capital	1,019,291	927,337
Retained earnings	915,392	882,851
Accumulated other comprehensive gain (loss)	90,031	(10,226)
Treasury stock, at cost (159,119 shares, including 157,897 shares held by deferred compensation arrangements at June 30, 2020 and 180,803 shares including 179,548 shares held by deferred compensation arrangements at December 31, 2019, respectively)	(6,066)	(6,823)
Deferred compensation arrangements (157,897 and 179,548 shares, respectively)	8,995	10,120
Total shareholders’ equity	2,081,315	1,855,234

Total liabilities and shareholders’ equity	$13,444,217	$11,410,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$78,720	$74,067	$157,285	$147,770
Interest and dividends on taxable investments	15,423	17,427	30,752	33,514
Interest and dividends on nontaxable investments	3,049	2,858	6,150	5,749
Total interest income	97,192	94,352	194,187	187,033

Interest expense:
Interest on deposits	4,173	4,560	9,718	8,667
Interest on borrowings	430	429	988	1,050
Interest on subordinated notes payable	184	0	369	0
Interest on subordinated debt held by unconsolidated subsidiary trusts	454	1,063	1,107	2,157
Total interest expense	5,241	6,052	12,182	11,874

Net interest income	91,951	88,300	182,005	175,159
Provision for credit losses	9,774	1,400	15,368	3,822
Net interest income after provision for credit losses	82,177	86,900	166,637	171,337

Noninterest revenues:
Deposit service fees	12,179	15,996	28,462	31,860
Mortgage banking	1,375	213	2,291	414
Other banking services	755	934	1,650	2,269
Employee benefit services	24,068	23,787	49,434	47,841
Insurance services	8,183	8,329	16,241	16,191
Wealth management services	6,366	6,578	13,500	12,927
Gain on sale of investment securities, net	0	4,882	0	4,882
Unrealized gain (loss) on equity securities	12	(13)	(18)	18
Total noninterest revenues	52,938	60,706	111,560	116,402

Noninterest expenses:
Salaries and employee benefits	54,721	54,008	112,972	107,387
Occupancy and equipment	9,754	9,619	20,493	19,907
Data processing and communications	10,833	10,401	21,246	19,800
Amortization of intangible assets	3,524	3,904	7,191	8,034
Legal and professional fees	3,061	2,684	6,212	5,404
Business development and marketing	1,504	3,140	4,017	5,928
Acquisition expenses	3,372	1,194	3,741	1,728
Other expenses	4,134	6,226	8,694	11,640
Total noninterest expenses	90,903	91,176	184,566	179,828

Income before income taxes	44,212	56,430	93,631	107,911
Income taxes	8,964	11,415	18,249	20,950
Net income	$35,248	$45,015	$75,382	$86,961

Basic earnings per share	$0.67	$0.87	$1.44	$1.68
Diluted earnings per share	$0.66	$0.86	$1.43	$1.66

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$820	$652	$1,640	$1,303
Tax effect	(197)	(160)	(394)	(319)
Amortization of actuarial losses included in net periodic pension cost, net	623	492	1,246	984
Amortization of prior service cost included in net periodic pension cost, gross	16	(29)	31	(58)
Tax effect	(4)	8	(7)	15
Amortization of prior service cost included in net periodic pension cost, net	12	(21)	24	(43)
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	635	471	1,270	941

Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during period, gross	7,832	33,547	130,260	57,452
Tax effect	(1,880)	(8,189)	(31,273)	(14,021)
Net unrealized holding gains arising during period, net	5,952	25,358	98,987	43,431
Reclassification adjustment for net gains included in net income, gross	0	(4,882)	0	(4,882)
Tax effect	0	1,194	0	1,194
Reclassification adjustment for net gains included in net income, net	0	(3,688)	0	(3,688)
Other comprehensive income related to unrealized gains on available-for-sale securities, net of taxes	5,952	21,670	98,987	39,743
Other comprehensive income, net of tax	6,587	22,141	100,257	40,684
Net income	35,248	45,015	75,382	86,961
Comprehensive income	$41,835	$67,156	$175,639	$127,645

	As of
	June 30, 2020	December 31, 2019
Accumulated Other Comprehensive Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(44,504)	$(46,175)
Tax effect	10,892	11,293
Net unrealized (loss) for pension and other post-retirement obligations	(33,612)	(34,882)

Unrealized gain on available-for-sale securities	163,137	32,877
Tax effect	(39,494)	(8,221)
Net unrealized gain on available-for-sale securities	123,643	24,656

Accumulated other comprehensive income (loss)	$90,031	$(10,226)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three months ended June 30, 2020 and 2019
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Compensation Arrangements	Total

Balance at March 31, 2020	52,031,092	$52,190	$935,924	$902,148	$83,444	$(6,005)	$8,930	$1,976,631

Net income				35,248				35,248

Other comprehensive income, net of tax					6,587			6,587

Cash dividends declared:
Common, $0.41 per share				(22,004)				(22,004)

Common stock activity under employee stock ownership plan	118,968	119	6,505					6,624

Stock-based compensation			1,281					1,281

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Treasury stock issued to benefit plans, net	897		2			(61)	65	6

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$915,392	$90,031	$(6,066)	$8,995	$2,081,315

Balance at March 31, 2019	51,471,371	$51,728	$913,917	$817,933	$(26,762)	$(9,601)	$9,913	$1,757,128

Net income				45,015				45,015

Other comprehensive income, net of tax					22,141			22,141

Cash dividends declared:
Common, $0.38 per share				(19,660)				(19,660)

Common stock activity under employee stock ownership plan	77,666	78	1,987					2,065

Stock-based compensation			1,366					1,366

Treasury stock issued to benefit plans, net	21,571		585			804	66	1,455

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Six months ended June 30, 2020 and 2019
(In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other		Deferred
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	Compensation Arrangements	Total

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				75,382				75,382

Other comprehensive income, net of tax					100,257			100,257

Cumulative effect of change in accounting Principle - Current Expected Credit Losses				530				530

Cash dividends declared:
Common, $0.82 per share				(43,371)				(43,371)

Common stock activity under employee stock ownership plan	333,556	334	12,689					13,023

Stock-based compensation			3,233					3,233

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	981		38			(92)	139	85

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$915,392	$90,031	$(6,066)	$8,995	$2,081,315

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				86,961				86,961

Other comprehensive income, net of tax					40,684			40,684

Cash dividends declared:
Common, $0.76 per share				(39,236)				(39,236)

Common stock activity under employee stock ownership plan	228,585	229	992					1,221

Stock-based compensation			2,757					2,757

Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	51,768		1,294			1,901	145	3,340

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$75,382	$86,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,995	7,680
Amortization of intangible assets	7,191	8,034
Net accretion on securities, loans and borrowings	(5,902)	(3,462)
Stock-based compensation	3,233	2,757
Provision for credit losses	15,368	3,822
Amortization of mortgage servicing rights	166	188
Gain on sale of investment securities, net	0	(4,882)
Unrealized loss (gain) on equity securities	18	(18)
Income from bank-owned life insurance policies	(866)	(769)
Net (gain) loss on sale of loans and other assets	(529)	19
Change in other assets and other liabilities	(6,701)	(10,406)
Net cash provided by operating activities	95,355	89,924
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	590,179
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	130,739	99,105
Proceeds from maturities and redemptions of equity and other investment securities	406	2,537
Purchases of available-for-sale investment securities	(65,211)	(60,826)
Purchases of equity and other securities	(24)	(144)
Net increase in loans	(296,873)	(8,457)
Cash received (paid) for acquisitions, net of cash acquired of $55,973 and $0, respectively	34,360	(1,200)
Purchases of premises and equipment, net	(4,641)	(3,963)
Real estate tax credit investments	(550)	(564)
Net cash (used in) provided by investing activities	(201,794)	616,667
Financing activities:
Net increase in deposits	1,335,437	165,834
Net decrease in borrowings	(83,563)	(171,453)
Issuance of common stock	13,023	1,221
Purchases of treasury stock	(139)	(145)
Sales of treasury stock	85	3,340
Increase in deferred compensation arrangements	139	145
Cash dividends paid	(42,609)	(39,381)
Withholding taxes paid on share-based compensation	(1,084)	(3,150)
Net cash provided by (used in) financing activities	1,221,289	(43,589)
Change in cash and cash equivalents	1,114,850	663,002
Cash and cash equivalents at beginning of period	205,030	211,834
Cash and cash equivalents at end of period	$1,319,880	$874,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,336	$11,725
Cash paid for income taxes	10,459	21,775

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	22,104	19,663
Transfers from loans to other real estate	990	1,179

Acquisitions:
Common stock issued	76,942	0
Fair value of assets acquired, excluding acquired cash and intangibles	549,983	0
Fair value of liabilities assumed	530,767	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2020

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2020 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITIONS

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extends the Company’s footprint into two new counties in Western New York State, and enhances the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $610.1 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $19.2 million was recognized as a result of the merger.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date.  Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $0.6 million, and direct expenses, which may not include certain shared expenses, of approximately $0.3 million from Steuben were included in the consolidated income statement for three and six months ended June 30, 2020.  The Company expects to incur certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits. Goodwill of $40.0 million was recognized as a result of the merger.  The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $4.4 million, and direct expenses, which may not include certain shared expenses, of approximately $1.7 million from Kinderhook were included in the consolidated income statement for the three months ended June 30, 2020.  Revenues, excluding interest income on acquired investments, of approximately $8.9 million, and direct expenses, which may not include certain shared expenses, of approximately $3.6 million from Kinderhook were included in the consolidated income statement for the six months ended June 30, 2020.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions.  Prepaid pension, other real estate owned, accrued income taxes, and deferred taxes associated with the Steuben acquisition were recorded on a provisional basis and could vary from the actual recorded balance once finalized. During the fourth quarter of 2019, associated with the Kinderhook acquisition, the carrying amount of deposits increased by $0.08 million, loans decreased by $0.05 million, other liabilities increased by $0.04 million, other assets decreased by $0.04 million, and accrued interest and fees receivable increased by $0.01 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Kinderhook acquisition increased by $0.2 million as a result of these adjustments.  During the first quarter of 2020, the carrying amount of other liabilities associated with the Kinderhook acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Kinderhook acquisition decreased $0.3 million as a result of this adjustment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2020	2019
(000s omitted)	Steuben	Kinderhook	Other (1)	Total
Consideration paid :
Cash	$21,613	$93,384	$1,650	$95,034
Community Bank System, Inc. common stock	76,942	0	0	0
Total net consideration paid	98,555	93,384	1,650	95,034
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	55,973	90,381	0	90,381
Investment securities	180,497	39,770	0	39,770
Loans, net of allowance for credit losses on PCD loans (2)	339,164	479,877	0	479,877
Premises and equipment, net	8,307	13,970	0	13,970
Accrued interest and fees receivable	2,712	1,130	0	1,130
Other assets	19,303	14,109	0	14,109
Core deposit intangibles	2,928	3,573	0	3,573
Other intangibles	1,196	0	1,650	1,650
Deposits	(516,269)	(568,161)	0	(568,161)
Other liabilities	(6,436)	(2,922)	0	(2,922)
Other Federal Home Loan Bank borrowings	(6,000)	(2,420)	0	(2,420)
Subordinated notes payable	0	(13,831)	0	(13,831)
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	(2,062)	0	(2,062)
Total identifiable assets, net	79,313	53,414	1,650	55,064
Goodwill	$19,242	$39,970	$0	$39,970

(1) Includes amounts related to both acquisitions completed by CISI in 2019.
(2) Acquisition-related allowance for credit losses on purchased credit deteriorated (“PCD”) loans applicable beginning in 2020.

Under ASC 310-30, acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments were aggregated by comparable characteristics and  recorded at fair value without a carryover of the related allowance for credit losses.  Cash flows for each loan were determined using an estimate of credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a market-based discount rate.  The excess of the undiscounted expected cash flows over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the remaining lives of the acquired loans.

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the ASC 310-30 acquired impaired loans methodology described above with the purchased credit deteriorated (“PCD”) methodology discussed in Note C: Accounting Policies.

The Company has acquired loans from Steuben for which there was evidence of a more than insignificant deterioration in credit quality since origination.  There were no investment securities acquired from Steuben for which there was evidence of a more than insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$24,198
Allowance for credit losses at acquisition	(528)
Non-credit discount at acquisition	(80)
Fair value of PCD loans at acquisition	$23,590

The following is a summary of the remaining loans acquired from Steuben for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination at the date of acquisition:

(000s omitted)	Non-PCD Loans
Contractually required principal and interest at acquisition	$416,446
Contractual cash flows not expected to be collected	(3,177)
Expected cash flows at acquisition	413,269
Interest component of expected cash flows	(97,695)
Fair value of non-PCD loans at acquisition	$315,574

The following is a summary of the loans acquired from Kinderhook at the date of acquisition:

(000s omitted)	Acquired Impaired Loans	Acquired Non-impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$13,350	$636,384	$649,734
Contractual cash flows not expected to be collected	(4,176)	(5,472)	(9,648)
Expected cash flows at acquisition	9,174	630,912	640,086
Interest component of expected cash flows	(551)	(159,658)	(160,209)
Fair value of acquired loans	$8,623	$471,254	$479,877

The fair value of the Company’s common stock issued for the Steuben acquisition was determined using the market close price of the stock on June 12, 2020.

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

The core deposit intangibles and other intangibles related to the Steuben acquisition, both acquisitions completed by CISI in 2019 and the Kinderhook acquisition are being amortized using an accelerated method over their estimated useful life of eight years.  The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben and Kinderhook acquisitions. Goodwill arising from the Steuben and Kinderhook acquisitions is not deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred.  Merger and acquisition integration-related expenses amount to $3.4 million and $3.7 million during the three and six months ended June 30, 2020, respectively, and have been separately stated in the consolidated statements of income.  Merger and acquisition integration-related expenses amount to $1.2 million and $1.7 million during the three and six months ended June 30, 2019, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information
The following unaudited condensed pro forma information assumes the Steuben acquisition had been completed as of January 1, 2019 for the three and six months ended June 30, 2020 and June 30, 2019.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Steuben combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles.  Acquisition-related expenses totaling $3.3 million and $3.6 million for the three and six months ended June 30, 2020 related to Steuben were included in the pro forma information as if they were incurred in the first quarter of 2019.

	Pro Forma (Unaudited) Three Months Ended		Pro Forma (Unaudited) Six Months Ended
(000’s omitted)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenue, net of interest expense	$149,576	$154,878	$304,088	$303,152
Net income	39,072	46,447	80,848	86,774

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic.  The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this Quarterly Report on Form 10-Q.  The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets.  While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended June 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Investment Securities
The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  The Company did not use the held-to-maturity classification in 2019 or through June 30, 2020.  Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes.  None of the Company’s investment securities have been classified as trading securities at June 30, 2020 or December 31, 2019.  Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $11.4 million at June 30, 2020 and is excluded from the estimate of credit losses.

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

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $23.7 million at June 30, 2020 and is excluded from the estimate of credit losses and amortized cost basis of loans.  An allowance for credit losses is not measured for accrued interest receivable on loans as the Company writes off the uncollectible accrued interest balance in a timely manner.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, recession probability, and other relevant factors.

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:
•
Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property and Paycheck Protection Program (“PPP”) loans. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans.  Each class of business lending can also have different payment structures.  Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.

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

Loan Portfolio Segment	Loan Portfolio Class	Allowance for Credit Losses Methodology
Business lending	Commercial real estate multi family	Cumulative loss rate
Business lending	Commercial real estate non-owner occupied	Cumulative loss rate
Business lending	Commercial real estate owner occupied	Cumulative loss rate
Business lending	Commercial and industrial loans	Vintage loss rate
Business lending	Commercial and industrial lines of credit	Line loss
Business lending	Municipal	Cumulative loss rate
Business lending	Other business	Cumulative loss rate
Business lending	Paycheck Protection Program	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO AB	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO CDE	Cumulative loss rate
Consumer indirect	Indirect new auto	Vintage loss rate
Consumer indirect	Indirect used auto	Vintage loss rate
Consumer indirect	Indirect non-auto	Vintage loss rate
Consumer direct	Consumer check credit	Line loss
Consumer direct	Consumer direct	Vintage loss rate
Home equity	Home equity fixed rate	Vintage loss rate
Home equity	Home equity lines of credit	Line loss

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

Troubled Debt Restructuring
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring (“TDR”). The allowance for credit loss on a TDR is measured using the same method as all other loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan. Refer to Note E: Loans for the Company’s policy regarding COVID-19 related financial hardship payment deferrals.

Allowance for Credit Losses – Off-balance-sheet credit exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. There are unfunded commitments for lines of credit within each of the Company’s loan portfolio segments except consumer indirect. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for (or reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics that are the same as the adjustments considered for the loan portfolio.

Purchased Credit Deteriorated (PCD) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Company’s policy for reviewing what meets the threshold of the definition of a more than insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loans considered to be troubled debt restructurings, specifically impaired loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020, $25.3 million of accounts receivable, including $7.6 million of unbilled fee revenue, and $1.6 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2019, $26.8 million of accounts receivable, including $7.5 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the consolidated statements of condition.

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

The Company adopted ASC 326 on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net cumulative-effect adjustment that increased retained earnings by $0.5 million. This adjustment was a result of a $1.4 million increase in the allowance for credit losses and a $3.1 million adjustment to loans, partially offset by a $1.2 million increase in other liabilities related to the allowance for off-balance-sheet credit exposures. The adoption of ASU No. 2016-13 did not result in a material allowance for credit losses on the Company’s available-for-sale debt securities or its other instruments carried at amortized cost. The Company’s regulators will permit financial institutions to “phase-in” the impact of CECL on its regulatory capital ratios for up to 5  years with transitional relief of incremental capital requirements.  The Company did not utilize the phased-in approach and recorded the entire cumulative-effect adjustment against its regulatory capital at the time of adoption.

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

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020				December 31, 2019
(000’s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,048,199	$124,122	$18	$2,172,303	$2,030,060	$21,674	$7,975	$2,043,759
Obligations of state and political subdivisions	499,961	21,764	20	521,705	497,852	14,382	26	512,208
Government agency mortgage-backed securities	519,370	15,956	248	535,078	428,491	5,478	1,107	432,862
Corporate debt securities	4,509	68	0	4,577	2,527	1	0	2,528
Government agency collateralized mortgage obligations	57,939	1,520	6	59,453	52,621	482	32	53,071
Total available-for-sale portfolio	$3,129,978	$163,430	$292	$3,293,116	$3,011,551	$42,017	$9,140	$3,044,428

Equity and other Securities:
Equity securities, at fair value	$251	$204	$22	$433	$251	$200	$0	$451
Federal Home Loan Bank common stock	7,576	0	0	7,576	7,246	0	0	7,246
Federal Reserve Bank common stock	30,922	0	0	30,922	30,922	0	0	30,922
Other equity securities, at adjusted cost	4,662	750	0	5,412	4,546	750	0	5,296
Total equity and other securities	$43,411	$954	$22	$44,343	$42,965	$950	$0	$43,915

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2020

	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	_#	Fair Value	Gross Unrealized Losses	_#	Fair Value	Gross Unrealized Losses	_#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	8	$12,058	$18	0	$0	$0	8	$12,058	$18
Obligations of state and political subdivisions	52	20,145	20	0	0	0	52	20,145	20
Government agency mortgage-backed securities	142	87,290	248	2	15	0	144	87,305	248
Government agency collateralized mortgage obligations	17	5,346	6	1	0	0	18	5,346	6
Total available-for-sale investment portfolio	219	$124,839	$292	3	$15	$0	222	$124,854	$292

Equity and other Securities:
Equity securities, at fair value	1	$79	$22	0	$0	$0	1	$79	$22
Total equity and other securities	1	$79	$22	0	$0	$0	1	$79	$22

As of December 31, 2019

	Less than 12 Months			12 Months or Longer			Total
(000’s omitted)	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses	#	Fair Value	Gross Unrealized Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	12	$592,678	$7,970	5	$25,998	$5	17	$618,676	$7,975
Obligations of state and political subdivisions	21	22,716	26	0	0	0	21	22,716	26
Government agency mortgage-backed securities	50	89,237	341	52	52,975	766	102	142,212	1,107
Government agency collateralized mortgage obligations	5	5,971	14	5	4,405	18	10	10,376	32
Total available-for-sale investment portfolio	88	$710,602	$8,351	62	$83,378	$789	150	$793,980	$9,140

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  As such, management does not believe any individual unrealized loss as of June 30, 2020 represents credit losses and no unrealized losses have been recognized into the provision for credit losses.  Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of June 30, 2020.  As of December 31, 2019, management did not believe any individual unrealized loss represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value
Due in one year or less	$663,860	$670,059
Due after one through five years	925,191	971,561
Due after five years through ten years	466,983	509,723
Due after ten years	496,635	547,242
Subtotal	2,552,669	2,698,585
Government agency mortgage-backed securities	519,370	535,078
Government agency collateralized mortgage obligations	57,939	59,453
Total	$3,129,978	$3,293,116

As of June 30, 2020, $177.4 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase.  All securities sold under agreement to repurchase as of June 30, 2020 have an overnight and continuous maturity.

During the three and six months ended June 30, 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses.

NOTE E:  LOANS

The segments of the Company’s loan portfolio are summarized as follows:

(000’s omitted)	June 30, 2020	December 31, 2019
Business lending	$3,455,343	$2,775,876
Consumer mortgage	2,428,060	2,430,902
Consumer indirect	1,056,865	1,113,062
Consumer direct	169,228	184,378
Home equity	418,543	386,325
Gross loans, including deferred origination costs	7,528,039	6,890,543
Allowance for credit losses	(64,437)	(49,911)
Loans, net of allowance for credit losses	$7,463,602	$6,840,632

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including purchased credit deteriorated (“PCD”) loans, by segment as of June 30, 2020:

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$2,495	$1,186	$5,001	$8,682	$3,446,661	$3,455,343
Consumer mortgage	13,539	3,651	13,544	30,734	2,397,326	2,428,060
Consumer indirect	8,116	744	2	8,862	1,048,003	1,056,865
Consumer direct	875	72	54	1,001	168,227	169,228
Home equity	2,562	410	2,096	5,068	413,475	418,543
Total	$27,587	$6,063	$20,697	$54,347	$7,473,692	$7,528,039

The following is an aged analysis of the Company’s past due loans by segment as of December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Business lending	$3,936	$126	$3,840	$7,902	$1,848,683	$1,856,585
Consumer mortgage	10,990	2,052	10,131	23,173	1,973,543	1,996,716
Consumer indirect	12,673	125	0	12,798	1,094,510	1,107,308
Consumer direct	1,455	76	0	1,531	174,445	175,976
Home equity	1,508	328	1,444	3,280	310,727	314,007
Total	$30,562	$2,707	$15,415	$48,684	$5,401,908	$5,450,592

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Past Due 30 – 89 Days	90+ Days Past Due and Still Accruing	Nonaccrual	Total Past Due	Acquired Impaired(1)	Current	Total Loans
Business lending	$8,518	$2,173	$570	$11,261	$11,797	$896,233	$919,291
Consumer mortgage	890	277	2,386	3,553	0	430,633	434,186
Consumer indirect	79	31	0	110	0	5,644	5,754
Consumer direct	59	0	52	111	0	8,291	8,402
Home equity	744	238	412	1,394	0	70,924	72,318
Total	$10,290	$2,719	$3,420	$16,429	$11,797	$1,411,725	$1,439,951

(1)
Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.  As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at June 30, 2020 based on their delinquency status at the end of the first quarter, unless subsequent to March 31, 2020, the borrower made all required past due payments to bring the loan to current status.

No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2020. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner.  The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”,  “classified”, or “doubtful”.  Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Loans that were granted COVID-19 related financial hardship payment deferrals were not automatically downgraded into lower credit risk ratings but will continue to be monitored for indications of deterioration that could result in future downgrades.  In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2020 and December 31, 2019:

(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
June 30, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$661,019	$390,621	$371,073	$273,598	$274,860	$634,379	$567,034	$3,172,584
Special mention	6,026	12,045	6,641	12,701	18,005	56,168	30,485	142,071
Classified	3,334	3,056	17,362	8,151	15,286	55,677	37,822	140,688
Doubtful	0	0	0	0	0	0	0	0
Total business lending	$670,379	$405,722	$395,076	$294,450	$308,151	$746,224	$635,341	$3,455,343

	December 31, 2019
(000’s omitted)	Legacy	Acquired	Total
Pass	$1,655,280	$832,693	$2,487,973
Special mention	98,953	45,324	144,277
Classified	102,352	29,477	131,829
Doubtful	0	0	0
Acquired impaired	0	11,797	11,797
Total	$1,856,585	$919,291	$2,775,876

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

The following table details the balances in all other loan categories at June 30, 2020:

(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
June 30, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$111,491	$247,646	$186,686	$185,064	$178,459	$712,049	$454	$1,621,849
Nonperforming	0	155	151	408	317	3,449	0	4,480
Total FICO AB	111,491	247,801	186,837	185,472	178,776	715,498	454	1,626,329

FICO CDE
Performing	47,370	108,296	85,917	83,641	91,733	362,287	9,772	789,016
Nonperforming	0	360	732	674	1,456	9,493	0	12,715
Total FICO CDE	47,370	108,656	86,649	84,315	93,189	371,780	9,772	801,731
Total consumer mortgage	$158,861	$356,457	$273,486	$269,787	$271,965	$1,087,278	$10,226	$2,428,060

Consumer indirect:
Performing	$135,333	$372,290	$260,629	$118,119	$88,554	$81,194	$0	$1,056,119
Nonperforming	9	170	176	175	137	79	0	746
Total consumer indirect	$135,342	$372,460	$260,805	$118,294	$88,691	$81,273	0	$1,056,865

Consumer direct:
Performing	$27,668	$60,954	$38,348	$18,528	$8,888	$7,892	$6,824	$169,102
Nonperforming	0	35	23	66	0	0	2	126
Total consumer direct	$27,668	$60,989	$38,371	$18,594	$8,888	$7,892	$6,826	$169,228

Home equity:
Performing	$31,060	$53,585	$31,703	$26,694	$21,831	$40,438	$210,726	$416,037
Nonperforming	0	0	0	65	165	644	1,632	2,506
Total home equity	$31,060	$53,585	$31,703	$26,759	$21,996	$41,082	$212,358	$418,543

The following table details the balances in all other loan categories at December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$1,984,533	$1,107,183	$175,900	$312,235	$3,579,851
Nonperforming	12,183	125	76	1,772	14,156
Total	$1,996,716	$1,107,308	$175,976	$314,007	$3,594,007

Acquired Loans (includes loans acquired after January 1, 2009)

(000’s omitted)	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Total
Performing	$431,523	$5,723	$8,350	$71,668	$517,264
Nonperforming	2,663	31	52	650	3,396
Total	$434,186	$5,754	$8,402	$72,318	$520,660

All loan classes are collectively evaluated for impairment except business lending.  A summary of individually evaluated impaired loans as of June 30, 2020 and December 31, 2019 follows:

(000’s omitted)	June 30, 2020	December 31, 2019
Loans with allowance allocation	$0	$0
Loans without allowance allocation	1,414	1,414
Carrying balance	1,414	1,414
Contractual balance	2,943	2,944
Specifically allocated allowance	0	0

The average carrying balance of individually evaluated impaired loans was $1.4 million and $5.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively.  The average carrying balance of individually evaluated impaired loans was $1.8 million and $5.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. No interest income was recognized on individually evaluated impaired loans for the three or six months ended June 30, 2020 and June 30, 2019.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified.  The Company’s lien position against the underlying collateral remains unchanged.  Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral.  The amount of loss incurred in the three and six months ended June 30, 2020 and 2019 was immaterial.

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

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program for deferrals up to three months during the first six months of 2020 to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period.  Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period.  These payment deferrals were also deemed to be an insignificant borrower concession, and therefore, not classified as troubled-debt restructured loans during the first six months of 2020.  Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.

Information regarding TDRs as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020						December 31, 2019
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	8	$602	3	$195	11	$797	8	$681	3	$201	11	$882
Consumer mortgage	58	2,491	47	2,230	105	4,721	59	2,638	47	1,892	106	4,530
Consumer indirect	0	0	79	878	79	878	0	0	84	941	84	941
Consumer direct	0	0	23	99	23	99	0	0	23	101	23	101
Home equity	11	285	10	250	21	535	13	290	11	238	24	528
Total	77	$3,378	162	$3,652	239	$7,030	80	$3,609	168	$3,373	248	$6,982

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2020 and 2019.  Of the loans noted in the table below, all consumer mortgage loans for the three months and six months ended June 30, 2020 and 2019 were modified due to a Chapter 7 bankruptcy as described previously.  The financial effects of these restructurings were immaterial.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	2	$250
Consumer mortgage	3	174	4	283
Consumer indirect	3	47	4	33
Consumer direct	0	0	2	6
Home equity	1	28	3	71
Total	7	$249	15	$643

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(000’s omitted)	Number of loans modified	Outstanding Balance	Number of loans modified	Outstanding Balance
Business lending	0	$0	2	$250
Consumer mortgage	9	738	11	861
Consumer indirect	14	151	12	98
Consumer direct	1	11	3	12
Home equity	1	28	4	75
Total	25	$928	32	$1,296

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses:

	Three Months Ended June 30, 2020
(000’s omitted)	Beginning balance	Charge-offs	Recoveries	Steuben acquisition	Provision	Ending balance
Business lending	$19,489	$(7)	$84	$2,483	$2,155	$24,204
Consumer mortgage	12,430	(234)	36	146	710	13,088
Consumer indirect	13,694	(1,431)	833	183	2,587	15,866
Consumer direct	3,737	(341)	171	87	374	4,028
Home equity	2,484	(81)	12	235	40	2,690
Unallocated	772	0	0	0	228	1,000
Purchased credit deteriorated	3,046	0	48	528	(61)	3,561
Allowance for credit losses – loans	55,652	(2,094)	1,184	3,662	6,033	64,437
Liabilities for off-balance-sheet credit exposures	845	0	0	67	540	1,452
Total allowance for credit losses	$56,497	$(2,094)	$1,184	$3,729	$6,573	$65,889

	Three Months Ended June 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,271	$10,317	$14,251	$3,056	$2,067	$990	$155	$49,107
Charge-offs	(253)	(587)	(1,482)	(445)	(104)	0	0	(2,871)
Recoveries	169	14	1,239	221	31	0	0	1,674
Provision	(418)	1,019	337	352	109	1	0	1,400
Ending balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310

	Six Months Ended June 30, 2020
(000’s omitted)	Beginning balance, prior to the adoption of ASC 326	Impact of ASC 326	Beginning balance, after adoption of ASC 326	Charge-offs	Recoveries	Steuben acquisition	Provision	Ending balance
Business lending	$19,426	$288	$19,714	$(183)	$222	$2,483	$1,968	$24,204
Consumer mortgage	10,269	(1,051)	9,218	(420)	44	146	4,100	13,088
Consumer indirect	13,712	(997)	12,715	(3,510)	1,996	183	4,482	15,866
Consumer direct	3,255	(643)	2,612	(874)	353	87	1,850	4,028
Home equity	2,129	808	2,937	(154)	18	235	(346)	2,690
Unallocated	957	43	1,000	0	0	0	0	1,000
Purchased credit deteriorated	0	3,072	3,072	0	48	528	(87)	3,561
Purchased credit impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(5,141)	2,681	3,662	11,967	64,437
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	200	1,452
Total allowance for credit losses	$49,911	$2,542	$52,453	$(5,141)	$2,681	$3,729	$12,167	$65,889

	Six Months Ended June 30, 2019
(000’s omitted)	Business Lending	Consumer Mortgage	Consumer Indirect	Consumer Direct	Home Equity	Unallocated	Acquired Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,469)	(840)	(3,305)	(980)	(178)	0	0	(6,772)
Recoveries	303	36	2,201	400	36	0	0	2,976
Provision	413	1,443	1,083	669	101	(9)	122	3,822
Ending balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310

The decline in economic conditions associated with the COVID-19 pandemic have resulted in an allowance for credit losses to total loans ratio of 0.86% at June 30, 2020, eight basis points higher than the level at June 30, 2019 and 14 basis points higher than the level at December 31, 2019.

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

The Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of July 10, 2020. These forecasts included the impact of COVID-19 and were factored into the qualitative portion of the calculation of the estimated credit losses.  The scenarios utilized outline a continued weakness in economic activity with peak unemployment ranging from 9% to 12% in the third quarter of 2021 and a general improvement in unemployment levels over the subsequent three quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, the Paycheck Protection Program and the Federal stimulus package.

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

•
Business lending – real estate:  The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to commercial real estate loans in addition to the factors noted in business lending – non real estate.

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

The following table presents the carrying amounts of loans purchased and sold during the six months ended June 30, 2020 by portfolio segment:

(000’s omitted)	Business lending	Consumer mortgage	Consumer indirect	Consumer direct	Home equity	Total
Purchases	$253,469	$26,733	$13,926	$6,022	$39,542	$339,692
Sales	0	15,599	0	0	0	15,599

All the purchases during the six months ended June 30, 2020 were associated with the Steuben acquisition on June 12, 2020 and all the sales during the six months ended June 30, 2020 were sales of secondary market eligible residential mortgage loans.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2020			December 31, 2019
(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(52,838)	$16,565	$66,475	$(50,057)	$16,418
Other intangibles	90,462	(46,981)	43,481	89,266	(42,571)	46,695
Total amortizing intangibles	$159,865	$(99,819)	$60,046	$155,741	$(92,628)	$63,113

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Jul - Dec 2020	$7,106
2021	12,640
2022	10,844
2023	9,082
2024	7,551
Thereafter	12,823
Total	$60,046

Shown below are the components of the Company’s goodwill at December 31, 2019 and June 30, 2020:

(000’s omitted)	December 31, 2019	Activity	June 30, 2020
Goodwill, net	$773,810	$18,905	$792,715

NOTE G:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of  June 30, 2020,  the Company sponsors two business trusts, Community Capital Trust IV (“CCT IV”) and Steuben Statutory Trust II (“SST II”), of which 100% of the common stock is owned by the Company. The common stock of Steuben Statutory Trust II was acquired in the Steuben acquisition. The Company previously sponsored MBVT Statutory Trust I (“MBVT I”) and Kinderhook Capital Trust (“KCT”) until September 16, 2019 when the Company exercised its right to redeem all of the MBVT I and KCT debentures and associated preferred securities for a total of $20.6 million and $2.1 million, respectively.  The common stock of MBVT I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition and the common stock of KCT was acquired in the Kinderhook Bank Corp. (“Kinderhook”) acquisition.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of such trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. As of  June 30, 2020, the terms of the preferred securities of each trust are as follows:

Trust	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (1.96%)	12/15/2036	Par
SST II	07/16/2007	$2.0 million	3 month LIBOR plus 1.55% (1.86%)	09/15/2037	Par

NOTE H:  BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $3.9 million contribution to its defined benefit pension plan in the second quarter of 2020. The Company made a $7.3 million contribution to its defined benefit pension plan in the first quarter of 2019.

The net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000’s omitted)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1,438	$1,270	$2,875	$2,540	$0	$0	$0	$0
Interest cost	1,356	1,565	2,712	3,133	14	18	28	35
Expected return on plan assets	(3,932)	(3,578)	(7,864)	(7,155)	0	0	0	0
Amortization of unrecognized net loss	810	643	1,620	1,284	10	9	20	19
Amortization of prior service cost	60	16	120	31	(44)	(45)	(89)	(89)
Net periodic benefit	$(268)	$(84)	$(537)	$(167)	$(20)	$(18)	$(41)	$(35)

NOTE I:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share.  Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.  The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2020.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 0.6 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2020, compared to 0.5 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2019 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2020	2019	2020	2019
Net income	$35,248	$45,015	$75,382	$86,961
Income attributable to unvested stock-based compensation awards	(127)	(146)	(264)	(255)
Income available to common shareholders	$35,121	$44,869	$75,118	$86,706

Weighted-average common shares outstanding – basic	52,487	51,659	52,262	51,590
Basic earnings per share	$0.67	$0.87	$1.44	$1.68

Net income	$35,248	$45,015	$75,382	$86,961
Income attributable to unvested stock-based compensation awards	(127)	(146)	(264)	(255)
Income available to common shareholders	$35,121	$44,869	$75,118	$86,706

Weighted-average common shares outstanding – basic	52,487	51,659	52,262	51,590
Assumed exercise of stock options	339	529	372	535
Weighted-average common shares outstanding – diluted	52,826	52,188	52,634	52,125
Diluted earnings per share	$0.66	$0.86	$1.43	$1.66

Stock Repurchase Program
At its December 2018 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2019.  At its December 2019 meeting, the Board approved a similar program for 2020, authorizing the repurchase of up to 2.6 million shares of the Company’s common stock through December 31, 2020. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The Company did not repurchase any shares under the authorized plan during the first six months of 2020 or 2019.

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

The contract amounts of commitments and contingencies are as follows:

(000’s omitted)	June 30, 2020	December 31, 2019
Commitments to extend credit	$1,142,557	$1,143,780
Standby letters of credit	39,466	37,872
Total	$1,182,023	$1,181,652

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2020
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,989,069	$183,234	$0	$2,172,303
Obligations of state and political subdivisions	0	521,705	0	521,705
Government agency mortgage-backed securities	0	535,078	0	535,078
Corporate debt securities	0	4,577	0	4,577
Government agency collateralized mortgage obligations	0	59,453	0	59,453
Total available-for-sale investment securities	1,989,069	1,304,047	0	3,293,116
Equity securities	433	0	0	433
Mortgage loans held for sale	0	5,517	0	5,517
Commitments to originate real estate loans for sale	0	0	859	859
Forward sales commitments	0	83	0	83
Interest rate swap agreements asset	0	1,882	0	1,882
Interest rate swap agreements liability	0	(1,289)	0	(1,289)
Total	$1,989,502	$1,310,240	$859	$3,300,601

	December 31, 2019
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,878,705	$165,054	$0	$2,043,759
Obligations of state and political subdivisions	0	512,208	0	512,208
Government agency mortgage-backed securities	0	432,862	0	432,862
Corporate debt securities	0	2,528	0	2,528
Government agency collateralized mortgage obligations	0	53,071	0	53,071
Total available-for-sale investment securities	1,878,705	1,165,723	0	3,044,428
Equity securities	451	0	0	451
Interest rate swap agreements asset	0	851	0	851
Interest rate swap agreements liability	0	(586)	0	(586)
Total	$1,879,156	$1,165,988	0	$3,045,144

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

•
Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.  The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale was approximately $4.3 million at June 30, 2020. The Company did not have any mortgage loans held for sale at December 31, 2019. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

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

	June 30, 2020				December 31, 2019
(000’s omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$848	$848	$0	$0	$848	$848
Other real estate owned	0	0	3,186	3,186	0	0	1,270	1,270
Mortgage servicing rights	0	0	122	122	0	0	56	56
Total	$0	$0	$4,156	$4,156	$0	$0	$2,174	$2,174

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs.  Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations are classified as Level 3.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.4% to 85.7% at June 30, 2020 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $0.4 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

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

(000’s omitted)	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	3,186	Fair value of collateral	Estimated cost of disposal/market adjustment	9.4% - 85.7% (26.5%)
Commitments to originate real estate loans for sale	859	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	122	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	1.93%
			Adequate compensation	$7/loan

(000’s omitted)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	1,270	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (37.1%)
Mortgage servicing rights	56	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	3.00%
			Adequate compensation	$7/loan

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Net loans	$7,463,602	$7,801,009	$6,840,632	$7,028,663
Financial liabilities:
Deposits	10,846,673	10,864,309	8,994,967	8,997,551
Overnight Federal Home Loan Bank borrowings	0	0	8,300	8,300
Securities sold under agreement to repurchase, short-term	168,491	168,491	241,708	241,708
Other Federal Home Loan Bank borrowings	7,704	7,860	3,750	3,755
Subordinated notes payable	13,755	13,755	13,795	13,795
Subordinated debt held by unconsolidated subsidiary trusts	79,382	79,382	77,320	77,320

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value, which were immaterial at June 30, 2020 and December 31, 2019.  The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $15.6 million at June 30, 2020 and $16.4 million at December 31, 2019.  In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $15.6 million at June 30, 2020 and $16.4 million at December 31, 2019. At June 30, 2020, the weighted average receive rate of these interest rate swaps was 2.14%, the weighted average pay rate was 4.40% and the weighted average maturity was 5.6 years.  At December 31, 2019, the weighted average receive rate of these interest rate swaps was 3.72%, the weighted average pay rate was 4.39% and the weighted average maturity was 6.1 years.  Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company's results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.8 million at June 30, 2020, and $6.2 million at December 31, 2019, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At June 30, 2020, the weighted average receive rate of these interest rate swaps was 1.45%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.0 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 2.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.5 years.  The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and six months ended June 30, 2020 are immaterial.

As of June 30, 2020 and December 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted) Line Item in the Consolidated Statement of Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans	$5,653	$6,390	$(593)	$(265)

Fair values of derivative instruments as of June 30, 2020 and December 31, 2019 are as follows:

(000’s omitted)	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of Condition Location	Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$593

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,289	Accrued interest and other liabilities	$1,289
Commitments to originate real estate loans for sale	Other assets	859
Forward sales commitments	Other assets	83
Total derivatives		$2,824		$1,289

(000’s omitted)	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of Condition Location	Fair Value	Consolidated Statement of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$265

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	586	Accrued interest and other liabilities	$586
Total derivatives		$851		$586

The Company assessed its counterparty risk at June 30, 2020 and December 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments.  Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts.  Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services.  The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI, The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2020
Net interest income	$91,645	$246	$60	$0	$91,951
Provision for credit losses	9,774	0	0	0	9,774
Noninterest revenues	14,991	24,504	14,817	(1,374)	52,938
Amortization of intangible assets	1,364	1,411	749	0	3,524
Acquisition expenses	3,372	0	0	0	3,372
Other operating expenses	59,130	14,948	11,303	(1,374)	84,007
Income before income taxes	$32,996	$8,391	$2,825	$0	$44,212
Assets	$13,272,929	$216,122	$78,022	$(122,856)	$13,444,217
Goodwill	$689,128	$83,275	$20,312	$0	$792,715
Core deposit intangibles & Other intangibles	$16,565	$34,870	$8,611	$0	$60,046

Three Months Ended June 30, 2019
Net interest income	$88,127	$131	$42	$0	$88,300
Provision for credit losses	1,400	0	0	0	1,400
Noninterest revenues	21,921	24,839	15,159	(1,213)	60,706
Amortization of intangible assets	1,375	1,669	860	0	3,904
Acquisition expenses	1,194	0	0	0	1,194
Other operating expenses	60,578	15,405	11,308	(1,213)	86,078
Income before income taxes	$45,501	$7,896	$3,033	$0	$56,430
Assets	$10,534,555	$206,178	$72,862	$(68,207)	$10,745,388
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$15,738	$41,107	$10,167	$0	$67,012

(000’s omitted)	Banking	Employee Benefit Services	All Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2020
Net interest income	$181,409	$486	$110	$0	$182,005
Provision for credit losses	15,368	0	0	0	15,368
Noninterest revenues	33,672	50,429	30,352	(2,893)	111,560
Amortization of intangible assets	2,781	2,905	1,505	0	7,191
Acquisition expenses	3,741	0	0	0	3,741
Other operating expenses	123,330	30,079	23,118	(2,893)	173,634
Income before income taxes	$69,861	$17,931	$5,839	$0	$93,631

Six Months Ended June 30, 2019
Net interest income	$174,842	$239	$78	$0	$175,159
Provision for credit losses	3,822	0	0	0	3,822
Noninterest revenues	39,269	49,509	29,606	(1,982)	116,402
Amortization of intangible assets	2,858	3,438	1,738	0	8,034
Acquisition expenses	1,728	0	0	0	1,728
Other operating expenses	120,347	29,684	22,017	(1,982)	170,066
Income before income taxes	$85,356	$16,626	$5,929	$0	$107,911

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2020 and 2019, although in some circumstances the first quarter of 2020 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 36.  All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2020, “second quarter” refers to the three months ended June 30, 2020, “YTD” refers to the six months ended June 30, 2020, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 57.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period.  Actual results could meaningfully differ from these estimates.  Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations.  A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 65-75 of the most recent Form 10-K (fiscal year ended December 31, 2019) filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 12-17 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities and net gain on sale of investments.  In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, net gain on sale of investments and unrealized gain (loss) on equity securities from income before income taxes.  The amounts for such items are presented in the tables that accompany this release.  Although these items are non-GAAP measures, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results.  Diluted adjusted net earnings per share were $0.80 in the second quarter of 2020, compared to $0.84 in the second quarter of 2019, a $0.04 per share, or 4.8%, decrease.  Adjusted pre-tax, pre-provision net revenue increased to $1.08 per share, up $0.05, or 4.9%, from the second quarter of 2019.  Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extends the Company’s footprint into two new counties in Western New York State, and enhances the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $610.1 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits.  Goodwill of $19.2 million was recognized as a result of the merger.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits.  Goodwill of $40.0 million was recognized as a result of the merger.

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

Second quarter and YTD net income decreased compared to the 2019 timeframes by $9.8 million, or 21.7%, and $11.6 million, or 13.3%, respectively.  Earnings per share of $0.66 for the second quarter of 2020 was $0.20 less than the second quarter of 2019, and 2020 YTD earnings per share of $1.43 was $0.23 lower than 2019 YTD earnings per share.

Second quarter and YTD net income adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities and net gain on sale of investments (“operating net income”) decreased $1.6 million, or 3.8%, as compared to the second quarter of 2019 and decreased $3.5 million, or 4.1%, compared to June YTD 2019.  Earnings per share adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities and net gain on sale of investments (“operating earnings per share”) of $0.76 for the second quarter decreased $0.04 compared to the second quarter of 2019. Operating earnings per share of $1.53 for the first six months of 2020 decreased $0.08 compared to the prior year period.  The declines in operating net income and operating earnings per share were primarily due to expected credit losses related to the COVID-19 pandemic and its associated persistent adverse impact on economic and business operating conditions.

Second quarter and YTD net income adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions, the unrealized gain (loss) on equity securities and net gain on sale of investments (“adjusted pre-tax, pre-provision net revenue”) of $57.3 million for the second quarter increased $3.2 million, or 5.9%, as compared to the second quarter of 2019.  Adjusted pre-tax, pre-provision net revenue of $112.8 million for the first six months of 2020 increased $4.2 million, or 3.9%, as compared to the first six months of 2019.  Earnings per share adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions, the unrealized gain (loss) on equity securities and net gain on sale of investments (“adjusted pre-tax, pre-provision net revenue per share”) of $1.08 for the second quarter of 2020 was $0.05 higher than the second quarter of 2019, and 2020 YTD adjusted pre-tax, pre-provision net revenue per share of $2.13 was $0.05 higher than the prior YTD period.

Loans and deposits increased on both an average and ending basis as compared to the prior year second quarter due to the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020 and a significant increase in government stimulus-related deposit funding, including Paycheck Protection Program (“PPP”) lending, in the second quarter of 2020.  Market interest rates for loans, investments and deposits have decreased over the past year.  In connection with these lower rates, the Company’s interest-earning asset yield for the first six months of 2020 decreased 33 basis points from the year-earlier period, as the rate earned on loans and investments both decreased from the prior year period.  The Company’s total cost of funds for the first six months of 2020 decreased two basis points from the year earlier period, as the Company’s deposit funding cost and the rate on borrowings both decreased from the prior year period.  The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks.  Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The provision for credit losses of $9.8 million for the second quarter and $15.4 million for YTD 2020, were $8.4 million and $11.5 million higher than comparable prior year periods, respectively. The increase was driven by $3.2 million of acquisition-related provision due to the Steuben transaction and an increase in expected credit losses largely due to the COVID-19 pandemic.  Net charge-offs were $0.9 million for the second quarter and $2.5 million for the first six months of 2020, compared to $1.2 million of net charge-offs for the prior year second quarter and $3.8 million for the first six months of 2019.  Second quarter 2020 nonperforming loan ratios generally improved in comparison to the second quarter of 2019.

COVID-19 Pandemic

As the COVID-19 events unfolded throughout the first half of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.  In order to protect its employees and assure workforce continuity and operational redundancy, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations workforce that are unable to work remotely.  To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its extensive bank branch network.  The Company also maintained active communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards.  Late in the second quarter, the Company implemented a return-to-work plan and currently has the majority of its employees working in a traditional office environment.  In addition, it re-opened the substantial majority of its customer service facilities to the public.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that its financial position, including high levels of capital, will allow it to successfully endure the negative economic impacts of the crisis.  The Company’s capital planning and management activities, coupled with its historically strong earnings performance and prudent dividend practices, have allowed it to build and maintain strong capital reserves.  Shareholders’ equity of $2.08 billion at June 30, 2020 was $104.7 million, or 5.3%, higher than the first quarter of 2020 and $271.8 million, or 15.0%, higher than June 30, 2019.  The increase in shareholders’ equity over the last four quarters was primarily driven by earnings retention, as well as the Steuben acquisition and an increase in accumulated other comprehensive income due primarily to an increase in net unrealized gains on the Company’s available-for-sale investment securities portfolio.  At June 30, 2020, all of the Company’s regulatory capital ratios significantly exceeded well-capitalized standards.  More specifically, the Company’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.79% at June 30, 2020, which represents over two times the regulatory well-capitalized standard of 5.0%.  This compares to 11.54% at the end of the second quarter of 2019 and 11.10% at the end of the first quarter of 2020.  The Company’s net tangible equity to net tangible assets ratio was 10.08% at June 30, 2020, down from 10.56% a year earlier and 10.78% at the end of the first quarter of 2020.  The decrease in the net tangible equity to net tangible assets ratio and the Tier 1 leverage ratio was due to significant growth in total assets between the comparable periods.

The Company’s liquidity position remains extremely strong.  The Bank, the Company’s primary subsidiary, maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings, interest checking and money market deposit accounts with customers that operate, reside or work within its branch footprint.  At June 30, 2020, the Company’s cash and cash equivalents balances, net of float, were $1.25 billion.  The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly-liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities.  At June 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $3.29 billion, $1.62 billion of which was unpledged as collateral.  Net unrealized gains on the portfolio were $163.1 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at June 30, 2020 was $1.80 billion and it maintained $259.8 million of availability at the Federal Reserve Bank’s discount window.  Furthermore, the Company has not experienced significant draws on available working capital lines of credit and home equity lines of credit or observed any significant or unusual customer activity that portends unmanageable levels of the stress on the Company’s liquidity profile since the inception of the pandemic.

The Company also has participated in both rounds of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”).  The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs.  As of June 30, 2020, the Company’s business lending portfolio included 3,473 PPP loans with a total balance of $507.2 million.  This includes 204 loans with a total balance of $14.8 million acquired in connection with the Steuben acquisition.  The Company experienced high levels of customer utilization of the PPP loan program, but also believes its liquidity resources are more than sufficient to meet the funding requirements of its borrowers.

From a credit risk and lending perspective, the Company has taken actions to identify, assess and monitor its COVID-19 related credit exposures based on asset class and borrower type.  No specific credit impairment has been identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio since the onset of the pandemic.  With respect to the Company’s lending activities, the Company implemented a customer forbearance program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  The Company processed more than 5,000 borrower forbearance requests granting approximately $900 million in deferrals through the first six months of the year.  As of June 30, 2020, the Company had approximately 3,700 borrowers in forbearance due to COVID-19, representing approximately $700 million in outstanding loan balances, or 9.3% of total loans outstanding.  These forbearances were comprised of approximately 1,300 business borrowers representing approximately $590 million in outstanding loan balances and 2,400 consumer borrowers representing approximately $110 million in outstanding loan balances.  Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period.  The payment deferrals granted under forbearance were deemed to be an insignificant borrower concession, and therefore, not classified as troubled-debt restructured loans during the second quarter.  Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status.  The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at June 30, 2020 based on their delinquency status at the end of the first quarter, unless subsequent to March 31, 2020, the borrower made all required past due payments to bring the loan to current status.  The Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during the third quarter of 2020.  While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires.  Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to make additional provisions for credit losses.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products during the remaining two quarters of 2020 and potentially beyond.  The CARES Act is expected to have an immaterial impact as it relates to income taxes and the Company will continue to assess impacts in future periods.  The short and long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings, allowance for credit losses, capital reserves, and liquidity are difficult to assess and remain unknown at this time.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $35.2 million and $75.4 million, respectively, decreased $9.8 million, or 21.7%, as compared to the second quarter of 2019 and decreased $11.6 million, or 13.3%, compared to June YTD 2019.  Earnings per share of $0.66 for the second quarter was $0.20 lower than the second quarter of 2019, while earnings per share for the first six months of 2020 of $1.43 was $0.23 lower than the first six months of 2019.  The decrease in net income and earnings per share for the quarter are primarily the result of a higher provision for credit losses, lower noninterest revenues, higher acquisition expenses, a higher effective tax rate, and an increase in diluted shares outstanding, partially offset by higher net interest income and lower noninterest expenses.  The YTD decrease in net income and earnings per share are primarily the result of a higher provision for credit losses, higher acquisition expenses, higher noninterest expenses, lower noninterest revenues, a higher effective tax rate, and an increase in diluted shares outstanding, partially offset by higher net interest income.  Operating net income of $40.5 million and $80.9 million for the second quarter and June YTD, respectively, decreased $1.6 million, or 3.8%, as compared to the second quarter of 2019 and decreased $3.5 million, or 4.1%, compared to June YTD 2019.  Operating earnings per share of $0.76 for the second quarter, was down $0.04 compared to the second quarter of 2019, while operating earnings per share of $1.53 for the first six months of 2020, was down $0.08 compared to the first six months of 2019.  The decreases in operating net income and earnings per share are primarily due to the COVID-19 pandemic’s impact on credit loss expectations and noninterest revenues.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $92.0 million was up $3.7 million, or 4.1%, from the comparable prior year period.  Net interest income for the first six months of 2020 increased $6.8 million, or 3.9%, versus the first six months of 2019. The quarterly and year-over-year improvement resulted from an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liability balances.

The provision for credit losses for the second quarter and June YTD increased $8.4 million and $11.5 million as compared to the second quarter and first six months of 2019, respectively.  These increases are reflective of expected credit losses related to COVID-19 and the associated persistent adverse impact on economic and business operating conditions and $3.2 million of provision for credit losses recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition.

Second quarter and year-to-date noninterest revenues were $52.9 million and $111.6 million, respectively, down $7.8 million, or 12.8%, from the second quarter of 2019 and down $4.8 million, or 4.2%, from the first six months of 2019.  The decrease compared to the prior year’s second quarter was primarily a result of the absence of a net gain on the sale of available-for-sale investment securities, and declines in deposit service charges and fees, debit interchange and ATM fees, other banking revenue, wealth management services revenue and insurance services revenue, partially offset by increases in mortgage banking revenue, employee benefit services revenue, and unrealized gains and losses on equity securities.  The YTD decrease was due to the absence of a net gain on the sale of available-for-sale investment securities, and declines in deposit service charges and fees, other banking revenues, and unrealized gains and losses on equity securities, partially offset by increases in mortgage banking revenue, employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, and insurance services revenue.

Noninterest expenses of $90.9 million and $184.6 million for the second quarter and June YTD periods, respectively, reflected a decrease of $0.3 million, or 0.3%, from the second quarter of 2019 and an increase of $4.7 million, or 2.6%, from the first six months of 2019.  The decrease in noninterest expenses for the quarter was due to declines in other expenses, business development and marketing expenses, and amortization of intangible assets, partially offset by increases in acquisition-related expenses associated with the Steuben and Kinderhook acquisitions, salaries and benefits primarily related to annual merit-based personnel cost increases, data processing and communications expenses, legal and professional fees and occupancy and equipment expenses.  The YTD increase in noninterest expenses was due to increases in salaries and benefits primarily related to annual merit-based personnel cost increases, acquisition-related expenses associated with the Steuben and Kinderhook acquisitions, data processing and communications expenses, legal and professional fees and occupancy and equipment expenses, partially offset by decreases in other expenses, business development and marketing expenses, and amortization of intangible assets.  Excluding acquisition-related expenses, 2020 operating expenses were $2.5 million, or 2.7%, lower for the second quarter and $2.7 million, or 1.5%, higher for the year-to-date timeframe.

The effective income tax rates were 20.3% and 19.5% for the second quarter and YTD 2020, respectively, as compared to 20.2% and 19.4% for the comparable prior year periods.  The increase in effective tax rates compared to the prior year periods was due to the impact of lower levels of tax benefits related to stock-based compensation activity.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2020	2019	2020	2019
Net interest income	$91,951	$88,300	$182,005	$175,159
Provision for credit losses	9,774	1,400	15,368	3,822
Noninterest revenues	52,938	60,706	111,560	116,402
Noninterest expenses	90,903	91,176	184,566	179,828
Income before income taxes	44,212	56,430	93,631	107,911
Income taxes	8,964	11,415	18,249	20,950
Net income	$35,248	$45,015	$75,382	$86,961

Diluted weighted average common shares outstanding	53,017	52,356	52,818	52,277
Diluted earnings per share	$0.66	$0.86	$1.43	$1.66

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $93.0 million, a $3.7 million, or 4.1%, increase from the same period last year.  The increase was driven by a $1.68 billion increase in average interest-earning assets and a nine basis point decrease in the average rate paid on interest-bearing liabilities from the second quarter of 2019, partially offset by a 50 basis point decrease in the average yield on interest-earning assets and a $971.9 million increase in average interest-bearing liabilities.  As reflected in Table 3, net interest income was favorably impacted by $15.7 million due to the volume increase in interest-earning assets and $1.6 million due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by unfavorable impacts on net interest income of $12.8 million due to the decrease in the average yield on interest-earning assets and $0.8 million due to the volume increase in interest-bearing liabilities.  June YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $184.1 million, increased $6.9 million, or 3.9%, from the year-earlier period.  The June YTD increase resulted from a $1.17 billion increase in average interest-earning assets and a three basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 33 basis point decrease in the average yield on interest-earning assets and a $709.0 million increase in average interest-bearing liabilities.  As reflected in Table 3, the favorable impacts on net interest income for June YTD was due to the volume increase in interest-earning assets of $22.4 million and decrease in the average rate paid on interest-bearing liabilities of $0.9 million, partially offset by unfavorable impacts on net interest income of the decrease in the average yield on interest-earning assets of $15.2 million and the volume increase in interest-bearing liabilities of $1.2 million.

The net interest margin of 3.37% for the second quarter of 2020 was 43 basis points lower as compared to the second quarter of 2019.  The decrease was the result of a 50 basis point decrease in the interest-earning asset yield, partially offset by a nine basis point decrease in the average rate on interest-bearing liabilities.  The net interest margin of 3.50% for the first six months of 2020 was 30 basis points lower than the comparable period of 2019.  The yield on interest-earning assets decreased 33 basis points, while the rate on interest-bearing liabilities decreased by three basis points for the first six months of 2020 as compared to the prior year period.

The 50 basis point decrease in the average yield on interest-earning assets for the quarter was the result of a decrease in the average yield on loans and investments.  For the second quarter, the average yield on loans decreased by 33 basis points and the average yield on investments, including cash equivalents, decreased 69 basis points compared to the prior year.  The 33 basis point decrease in the yield on interest-earning assets for the first six months of 2020 was the result of a 26 basis point decrease in the average yield on loans and a 44 basis point decrease in the average yield on investments, including cash equivalents, compared to the comparable period of 2019.  The decrease in the loan and investment yields were driven by declines in market rates and included the impact of a $1.1 million YTD decrease in loan pre-payment fees, partially offset by a $0.2 million YTD increase in acquired non-impaired loan accretion.

The average rate on interest-bearing liabilities decreased by nine basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased seven basis points and the average rate paid on external borrowings decreased 51 basis points from the period year quarter.  For the first six months of 2020, the average rate on interest-bearing liabilities decreased by three basis points from the comparable prior year period as the average rate on interest-bearing deposits was consistent and the average rate on external borrowings decreased 33 basis points.  The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on overnight borrowings and subordinated debt due to decreases in market interest rates.

The second quarter and YTD average balance of investments, including cash equivalents, increased $753.9 million and $407.4 million, respectively, as compared to the corresponding prior year periods.  The cash equivalents component of average earning assets increased $488.7 million and $240.4 million for the second quarter and YTD periods, respectively, compared to the prior year periods.  The increase in cash equivalents was primarily due to an influx of CARES Act-related Federal stimulus payments during the second quarter. Average loan balances increased $924.7 million for the quarter and $763.8 million YTD as compared to the prior year, with growth for both periods driven by the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020, and a significant increase in business lending due to $492.4 million of PPP loan originations during the quarter.

Average interest-bearing deposits increased $975.5 million compared to the prior year quarter and $732.8 million compared to the prior YTD period.  The increase in average interest-bearing deposits was due to increases in interest checking, savings, time, and money market deposits due primarily to the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020 and larger than anticipated net inflows of funds from government stimulus programs in the second quarter of 2020.  The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $3.6 million and $23.8 million for the quarter and YTD periods respectively. The decrease from the prior YTD period was primarily due to the redemption of trust preferred subordinated debt held by MBVT Statutory Trust I and Kinderhook Capital Trust, unconsolidated subsidiary trusts, during the third quarter of 2019 and a decrease in average customer repurchase agreements, partially offset by the addition of subordinated notes payable and other FHLB borrowings assumed with the Kinderhook acquisition during the third quarter of 2019 and the addition of other FHLB borrowings and trust preferred subordinated debt held by Steuben Statutory Trust II assumed with the Steuben acquisition during the second quarter of 2020.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.0% and 24.5% in 2020 and 2019, respectively.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$822,992	$206	0.10%	$334,304	$1,974	2.37%
Taxable investment securities (1)	2,608,495	15,217	2.35%	2,400,516	15,453	2.58%
Nontaxable investment securities (1)	454,511	3,854	3.41%	397,316	3,615	3.65%
Loans (net of unearned discount) (2)	7,219,462	78,930	4.40%	6,294,772	74,300	4.73%
Total interest-earning assets	11,105,460	98,207	3.56%	9,426,908	95,342	4.06%
Noninterest-earning assets	1,546,740			1,345,067
Total assets	$12,652,200			$10,771,975

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$6,231,185	1,333	0.09%	$5,406,542	2,584	0.19%
Time deposits	915,116	2,840	1.25%	764,290	1,976	1.04%
Customer repurchase agreements	219,893	408	0.75%	219,628	419	0.77%
FHLB borrowings	4,547	22	1.95%	1,938	10	2.05%
Subordinated notes payable	13,766	184	5.38%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	77,728	454	2.35%	97,939	1,063	4.35%
Total interest-bearing liabilities	7,462,235	5,241	0.28%	6,490,337	6,052	0.37%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,964,717			2,326,630
Other liabilities	215,252			180,608
Shareholders' equity	2,009,996			1,774,400
Total liabilities and shareholders' equity	$12,652,200			$10,771,975

Net interest earnings		$92,966			$89,290

Net interest spread			3.28%			3.69%
Net interest margin on interest-earning assets			3.37%			3.80%

Fully tax-equivalent adjustment (3)		$1,015			$990
(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)
The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable.  The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$468,826	$462	0.20%	$228,392	$2,669	2.36%
Taxable investment securities (1)	2,597,570	30,290	2.35%	2,487,227	30,845	2.50%
Nontaxable investment securities (1)	456,926	7,773	3.42%	400,321	7,271	3.66%
Loans (net of unearned discount) (2)	7,048,117	157,709	4.50%	6,284,343	148,246	4.76%
Total interest-earning assets	10,571,439	196,234	3.73%	9,400,283	189,031	4.06%
Noninterest-earning assets	1,498,353			1,329,792
Total assets	$12,069,792			$10,730,075

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$5,949,902	3,706	0.13%	$5,383,246	5,017	0.19%
Time deposits	922,314	6,012	1.31%	756,210	3,650	0.97%
Customer repurchase agreements	217,182	858	0.79%	233,959	860	0.74%
FHLB borrowings	14,162	130	1.85%	14,533	190	2.63%
Subordinated notes payable	13,776	369	5.38%	0	0	0.00%
Subordinated debt held by unconsolidated subsidiary trusts	77,524	1,107	2.87%	97,939	2,157	4.44%
Total interest-bearing liabilities	7,194,860	12,182	0.34%	6,485,887	11,874	0.37%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,711,623			2,312,132
Other liabilities	207,226			181,567
Shareholders' equity	1,956,083			1,750,489
Total liabilities and shareholders' equity	$12,069,792			$10,730,075

Net interest earnings		$184,052			$177,157

Net interest spread			3.39%			3.69%
Net interest margin on interest-earning assets			3.50%			3.80%

Fully tax-equivalent adjustment (3)		$2,047			$1,998

(1)
Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)
The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable.  The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2020			Six months ended June 30, 2020
	versus June 30, 2019			versus June 30, 2019
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$1,216	$(2,984)	$(1,768)	$1,434	$(3,641)	$(2,207)
Taxable investment securities	1,278	(1,514)	(236)	1,333	(1,888)	(555)
Nontaxable investment securities	496	(257)	239	983	(481)	502
Loans	10,378	(5,748)	4,630	17,366	(7,903)	9,463
Total interest-earning assets (2)	15,726	(12,861)	2,865	22,431	(15,228)	7,203

Interest paid on:
Interest checking, savings and money market deposits	347	(1,598)	(1,251)	486	(1,797)	(1,311)
Time deposits	429	435	864	910	1,452	2,362
Customer repurchase agreements	1	(12)	(11)	(63)	61	(2)
FHLB borrowings	13	(1)	12	(5)	(55)	(60)
Subordinated notes payable	184	0	184	369	0	369
Subordinated debt held by unconsolidated subsidiary trusts	(188)	(421)	(609)	(391)	(659)	(1,050)
Total interest-bearing liabilities (2)	819	(1,630)	(811)	1,227	(919)	308

Net interest earnings (2)	$14,780	$(11,104)	$3,676	$21,028	$(14,133)	$6,895

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its third quarter net interest margin to remain depressed due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in the latter half of the first quarter expected to remain in place.  Expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds.  While the Company anticipates assisting the majority of the Company’s PPP borrowers with forgiveness requests during the third and fourth quarters of 2020, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to prove loan forgiveness in a timely manner is uncertain at this time. For these reasons, although the stated interest rate on PPP loans is fixed at 1.0%, it is uncertain as to the timing for which the Company’s remaining $13.1 million in net deferred PPP origination fees will be recognized as interest income and will likely cause earnings asset yield volatility as loans are forgiven by the SBA.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc., and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc.).  Additionally, the Company has other transactions, including both realized and unrealized gains or losses on equity securities and investment securities.

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2020	2019	2020	2019
Employee benefit services	$24,068	$23,787	$49,434	$47,841
Deposit service charges and fees	7,146	10,678	17,419	21,113
Mortgage banking	1,375	213	2,291	414
Debit interchange and ATM fees	5,033	5,318	11,043	10,747
Insurance services	8,183	8,329	16,241	16,191
Wealth management services	6,366	6,578	13,500	12,927
Other banking revenues	755	934	1,650	2,269
Subtotal	52,926	55,837	111,578	111,502
Gain on sale of investment securities, net	0	4,882	0	4,882
Unrealized gain(loss) on equity securities	12	(13)	(18)	18
Total noninterest revenues	$52,938	$60,706	$111,560	$116,402

Noninterest revenues/operating revenues (FTE basis) (1)	36.6%	38.8%	38.1%	39.0%

(1) For purposes of this ratio noninterest revenues exclude net gain on sale of investment securities and unrealized gain (loss) on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities and unrealized gains and losses on equity securities.  See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding net gain on sale of investment securities and unrealized gain (loss) on equity securities, were $52.9 million for the second quarter of 2020 and $111.6 million for the first six months of 2020.  This represents a decrease of $2.9 million, or 5.2%, for the quarter and an increase of $0.1 million, or 0.1%, for the YTD period in comparison to the equivalent 2019 periods.  The decrease for the quarterly period was driven by decreases in banking noninterest revenue, wealth management services revenue and insurance services revenue, partially offset by an increase in employee benefit services revenue.  The decrease for the YTD period was due to a decrease in banking noninterest revenue, partially offset by increases in employee benefit services revenue, wealth management services revenue and insurance services revenue.  In addition to noninterest revenues from recurring banking noninterest revenue and financial services revenues, the Company sold $590.2 million of its available-for-sale Treasury securities in the second quarter of 2019 resulting in a net realized gain of $4.9 million.

Banking noninterest revenue of $14.3 million for the second quarter and $32.4 million for the first six months of 2020 decreased $2.8 million, or 16.5%, and $2.1 million, or 6.2%, respectively, as compared to the corresponding prior year periods.  The quarterly decrease was primarily driven by decreases in deposit services charges and fees, debit interchange and ATM fees, and other banking revenues due to a precipitous drop in deposit transaction activity resulting from the impact of the COVID-19 pandemic, partially offset by an increase in mortgage banking revenues, reflective of the Company’s increased commitment to sell secondary market eligible residential mortgage loans. The YTD decline was primarily driven by decreases in deposit services charges and fees and other banking revenues due to a precipitous drop in deposit transaction activity resulting from the impact of the COVID-19 pandemic, partially offset by an increase in mortgage banking revenues, reflective of the Company’s increased commitment to sell secondary market eligible residential mortgage loans, and debit interchange and ATM fees, reflective of the addition of new deposit relationships from the Kinderhook and Steuben acquisitions.

Employee benefit services revenue increased $0.3 million, or 1.2%, and $1.6 million, or 3.3%, for the three and six months ended June 30, 2020, respectively, as compared to the prior year periods.  This growth primarily related to increases in plan administration, recordkeeping and actuarial service fees.  Insurance services revenue was down $0.1 million, or 1.8%, and up $0.1 million, or 0.3%, for the second quarter and YTD periods, respectively. Wealth management services revenue was down $0.2 million, or 3.2%, for the second quarter of 2020, but was up $0.6 million, or 4.4%, for June 2020 YTD as compared to the same time period of 2019.

The ratio of noninterest revenues to operating revenues (FTE basis) was 36.6% for the quarter and 38.1% for the six months ended June 30, 2020, respectively, versus 38.8% and 39.0% for the comparable periods of 2019.  The decrease for the year-to-date period is a function of a 3.9% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues increased 0.1%.

As the economy continues the re-opening process due to the COVID-19 pandemic, the Company expects its deposit service charges and fees revenue and debit interchange and ATM fees revenue to increase slightly in the third quarter of 2020 as compared to the second quarter of 2020, barring another shut-down of nonessential businesses in the Company’s market footprint.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2020	2019	2020	2019
Salaries and employee benefits	$54,721	$54,008	$112,972	$107,387
Occupancy and equipment	9,754	9,619	20,493	19,907
Data processing and communications	10,833	10,401	21,246	19,800
Amortization of intangible assets	3,524	3,904	7,191	8,034
Legal and professional fees	3,061	2,684	6,212	5,404
Business development and marketing	1,504	3,140	4,017	5,928
Acquisition expenses	3,372	1,194	3,741	1,728
Other	4,134	6,226	8,694	11,640
Total noninterest expenses	$90,903	$91,176	$184,566	$179,828

Operating expenses(1)/average assets	2.67%	3.21%	2.89%	3.20%
Efficiency ratio(2)	58.1%	59.8%	59.3%	59.5%

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

As shown in Table 5, the Company recorded noninterest expenses of $90.9 million and $184.6 million for the second quarter and YTD periods of 2020, respectively, representing a decrease of $0.3 million, or 0.3%, and an increase of $4.7 million, or 2.6%, from the prior year periods.  Acquisition-related expenses of $3.4 million and $3.7 million are included in second quarter and YTD 2020 noninterest expenses, respectively.  Salaries and employee benefits increased $0.7 million, or 1.3%, and $5.6 million, or 5.2%, for the second quarter and YTD periods of 2020, respectively, as compared to the corresponding periods of 2019.  The increase in salaries and benefits was due primarily to annual merit-based personnel cost increases and an increase in payroll costs associated with the third quarter 2019 Kinderhook acquisition and to a lesser extent the second quarter 2020 Steuben acquisition, partially offset by a decrease in employee health care costs due to reduced provider utilization.  The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.1 million for the quarter and up $0.6 million YTD), data processing and communications (up $0.4 million for the quarter and $1.4 million YTD), amortization of intangible assets (down $0.4 million for the quarter and $0.8 million YTD), legal and professional fees (up $0.4 million for the quarter and $0.8 million YTD), business development and marketing (down $1.6 million for the quarter and $1.9 million YTD) and other expenses (down $2.1 million for the quarter and $2.9 million YTD) largely attributable to decreased levels of business activities due to the COVID-19 pandemic.  Included in other expenses was an increase in non-service related components of the net periodic pension benefit credit (up $0.4 million for the quarter and $0.7 million YTD).

The Company’s efficiency ratio (as defined in the table above) was 58.1% for the second quarter, 1.7% favorable to the comparable quarter of 2019.  This resulted from operating expenses (as described above) decreasing 2.4%, while operating revenues (as described above) increased 0.5%.  The efficiency ratio of 59.3% for the first six months of 2020 was 0.2% favorable compared to the first six months of 2019 due to 2.1% higher operating expenses (as described above), while operating revenues (as described above) increased by 2.4%.  Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 54 basis points versus the prior year quarter and was 31 basis points lower than the prior year-to-date period.  Operating expenses (as defined above) decreased 2.4% for the quarter and increased 2.1% for the year-to-date period, while average assets increased 17.5% for the quarter and increased 12.5% for the year-to-date period.

While the Company will remain focused on containing operating expenses, the Company expects operating expenses to increase in the third quarter of 2020 as compared to the second quarter of 2020 due to the Company resuming certain marketing and business development endeavors that were suspended due to the COVID-19 pandemic and the incremental expenses associated with operating an expanded branch network from the Steuben acquisition.

Income Taxes

The second quarter and YTD 2020 effective income tax rates were 20.3% and 19.5%, respectively, as compared to the 20.2% and 19.4% for the comparable periods of 2019.  The increase in the second quarter and YTD 2020 effective income tax rate is attributable to lower levels of benefit related to stock based compensation activity. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the second quarter and YTD 2020 were 20.7% and 20.8%, respectively, as compared to 21.3% and 21.5% for the comparable periods of 2019.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $3.34 billion at the end of the second quarter, an increase of $249.1 million from December 31, 2019 and $935.2 million higher than June 30, 2019.  The book value of investment securities (excluding unrealized gains and losses) of $3.17 billion at the end of the second quarter increased $118.9 million from December 31, 2019 and increased $808.4 million from June 30, 2019.  During the first six months of 2020, the Company purchased $50.9 million of government agency mortgage-backed securities with an average yield of 2.30%, $11.3 million of obligations of state and political subdivisions with an average yield of 3.37%, and $3.0 million of corporate debt securities with an average yield of 5.38%.  Additionally, the Company acquired $180.5 million of investments from Steuben during the second quarter of 2020.  These additions were partially offset by $130.7 million of investment maturities, calls, and principal payments during the first six months of 2020.  The effective duration of the investment securities portfolio was 3.3 years at the end of the second quarter of 2020, as compared to 4.3 years at the end of 2019 and 2.7 years at the end of the second quarter of 2019.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses.  At June 30, 2020, the portfolio had a $164.1 million net unrealized gain, an increase of $130.2 million from the net unrealized gain at December 31, 2019 and a $126.8 million increase from the net unrealized gain at June 30, 2019.  These changes in the net unrealized position of the portfolio were principally driven by the movements in market interest rates.

Table 6: Investment Securities

	June 30, 2020		December 31, 2019		June 30, 2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,048,199	$2,172,303	$2,030,060	$2,043,759	$1,435,302	$1,457,078
Obligations of state and political subdivisions	499,961	521,705	497,852	512,208	427,621	439,697
Government agency mortgage-backed securities	519,370	535,078	428,491	432,862	395,220	397,195
Corporate debt securities	4,509	4,577	2,527	2,528	2,558	2,554
Government agency collateralized mortgage obligations	57,939	59,453	52,621	53,071	61,996	62,514
Total available-for-sale portfolio	3,129,978	3,293,116	3,011,551	3,044,428	2,322,697	2,359,038

Equity and other Securities:
Equity securities, at fair value	251	433	251	451	251	450
Federal Home Loan Bank common stock	7,576	7,576	7,246	7,246	6,251	6,251
Federal Reserve Bank common stock	30,922	30,922	30,922	30,922	30,690	30,690
Other equity securities, at adjusted cost	4,662	5,412	4,546	5,296	5,093	5,843
Total equity and other securities	43,411	44,343	42,965	43,915	42,285	43,234

Total investment securities	$3,173,389	$3,337,459	$3,054,516	$3,088,343	$2,364,982	$2,402,272

Loans

As shown in Table 7, loans ended the second quarter at $7.53 billion, up $1.24 billion, or 19.8%, from one year earlier and up $637.5 million, or 9.3%, from the end of 2019.  The growth during the last twelve months was primarily attributable to the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020, as well a significant increase in the business lending portfolio due to $492.4 million of PPP loan originations during the second quarter of 2020.  The growth during the first six months of 2020 was primarily due to the Steuben acquisition as well as the PPP loan originations during the second quarter of 2020.

Table 7: Loans

(000's omitted)	June 30, 2020		December 31, 2019		June 30, 2019
Business lending	$3,455,343	45.9%	$2,775,876	40.3%	$2,395,684	38.1%
Consumer mortgage	2,428,060	32.3%	2,430,902	35.3%	2,255,782	35.9%
Consumer indirect	1,056,865	14.0%	1,113,062	16.1%	1,082,834	17.2%
Consumer direct	169,228	2.2%	184,378	2.7%	178,151	2.9%
Home equity	418,543	5.6%	386,325	5.6%	371,619	5.9%
Total loans	$7,528,039	100.0%	$6,890,543	100.0%	$6,284,070	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing, as well as PPP loans.  The business lending portfolio increased $1.06 billion, or 44.2%, from June 30, 2019 and increased $679.5 million from December 31, 2019.  The growth in the business lending portfolio during the last twelve months includes $492.4 million of PPP loans originated during the second quarter of 2020, $332.9 million of business lending loans acquired from Kinderhook in the third quarter of 2019 and $253.5 million of loans acquired from Steuben in the second quarter of 2020.  Ending loans in the municipal sector of the business lending portfolio decreased $31.0 million from December 31, 2019, as certain municipal customers repay short-term loans and lines of credit annually at the end of the second quarter to meet their fiscal cycle requirements and advance on new loans and lines of credit in the third quarter for the next annual fiscal cycle. Highly competitive conditions for business lending continue to prevail in the markets in which the Company operates.  The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins.  The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $172.3 million, or 7.6%, from one year ago and decreased $2.8 million, or 0.1%, from December 31, 2019.  The increase in the consumer mortgage portfolio during the last twelve months includes $122.7 million of loans acquired from Kinderhook in the third quarter of 2019 and $26.7 million of loans acquired from Steuben in the second quarter of 2020. Consumer mortgage volume has been relatively strong over the last several years due to historically low long-term rates and comparatively stable real estate valuations in the Company’s primary markets.  Interest rate levels, secondary market premiums and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.  Due to an increase in secondary market premiums for residential mortgage loans, the Company sold $15.6 million of its originations during the first six months of 2020 as compared to $1.4 million of its originations during the first six months of 2019.  Home equity loans increased $46.9 million, or 12.6%, from one year ago and increased $32.2 million, or 8.3%, from December 31, 2019.  The increase in the home equity portfolio during the last twelve months includes $16.6 million of loans acquired from Kinderhook in the third quarter of 2019 and $39.5 million of loans acquired from Steuben in the second quarter of 2020.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $34.9 million, or 2.8%, from one year ago and decreased $71.3 million, or 5.5%, from December 31, 2019.  During the last twelve months, $7.7 million of loans were acquired from Kinderhook in the third quarter of 2019 and $19.9 million of loans were acquired from Steuben in the second quarter of 2020.  Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network.  Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category.

Due to the COVID-19 crisis and its related impact on business activities, the demand for consumer loans and credit has decreased significantly.  The ultimate impact the decrease in loan demand will have on the Company’s loan balances in future quarters is uncertain at this time.  The Company’s business lending balances will be unfavorably impacted as PPP loans are forgiven by the SBA.  The Company anticipates assisting the majority of the Company’s PPP borrowers with forgiveness requests during the third and fourth quarters of 2020. However, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner is uncertain at this time. The longer term implications on business lending loan demand are also uncertain at this time.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2020 and 2019 and December 31, 2019.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2020	2019	2019
Nonaccrual loans
Business lending	$5,001	$4,410	$7,380
Consumer mortgage	13,544	12,517	12,151
Consumer indirect	2	0	0
Consumer direct	54	52	0
Home equity	2,096	1,856	1,882
Total nonaccrual loans	20,697	18,835	21,413
Accruing loans 90+ days delinquent
Business lending	1,186	2,299	491
Consumer mortgage	3,651	2,329	2,162
Consumer indirect	744	156	189
Consumer direct	72	76	31
Home equity	410	566	174
Total accruing loans 90+ days delinquent	6,063	5,426	3,047
Nonperforming loans
Business lending	6,187	6,709	7,871
Consumer mortgage	17,195	14,846	14,313
Consumer indirect	746	156	189
Consumer direct	126	128	31
Home equity	2,506	2,422	2,056
Total nonperforming loans	26,760	24,261	24,460
Other real estate owned (OREO)	3,186	1,270	1,736
Total nonperforming assets	$29,946	$25,531	$26,196

Nonperforming loans / total loans	0.36%	0.35%	0.39%
Nonperforming assets / total loans and other real estate	0.40%	0.37%	0.42%
Delinquent loans (30 days old to nonaccruing) to total loans	0.72%	0.94%	0.87%
Net charge-offs to average loans outstanding (quarterly)	0.05%	0.14%	0.08%
Provision for credit losses to net charge-offs (quarterly)	1,074%	121%	117%

The Company’s asset quality profile in the second quarter of 2020 continued to illustrate the long-term effectiveness of the Company’s disciplined risk management and underwriting standards.  As displayed in Table 8, nonperforming assets at June 30, 2020 were $29.9 million, a $4.4 million increase versus the level at the end of 2019 and a $3.8 million increase as compared to one year earlier.  Nonperforming loans increased $2.5 million from year-end 2019 and increased $2.3 million from June 30, 2019.  $1.0 million of the increase in nonperforming loans was attributable to loans acquired in the Steuben acquisition.  The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at June 30, 2020 based on their delinquency status at the end of the first quarter, unless subsequent to March 31, 2020, the borrower made all required past due payments to bring the loan to current status.  Other real estate owned (“OREO”) at June 30, 2020 of $3.2 million increased $1.9 million from December 31, 2019 and increased $1.5 million from June 30, 2019.  At June 30, 2020, OREO consisted of 10 residential properties with a total value of $0.7 million and three commercial properties with a value of $2.5 million.  This compares to 16 residential properties with a total value of $1.0 million and two commercial properties with a value of $0.3 million at December 31, 2019, and 26 residential properties with a total value of $1.6 million and one commercial property with a value of $0.1 million at June 30, 2019.  Nonperforming loans were 0.36% of total loans outstanding at the end of the second quarter, one basis points higher than the level at December 31, 2019 and a three basis point decrease from the level at June 30, 2019.

Approximately 64% of nonperforming loans at June 30, 2020 are related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years.  Additionally, economic conditions prior to COVID-19, including lower unemployment levels, have positively impacted consumers and resulted in more favorable nonperforming mortgage ratios.  The Company will continue to monitor the impact that the decline in economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses.  Approximately 23% of the nonperforming loans at June 30, 2020 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  The remaining 13% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages.  The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 241% at the end of the second quarter, as compared to 206% at year-end 2019 and 202% at June 30, 2019.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.72% at the end of the second quarter, 22 basis points below the 0.94% at year-end 2019 and 15 basis points below the 0.87% at June 30, 2019.  The business lending delinquency ratio at the end of the second quarter was 44 basis points below the level at December 31, 2019 and 30 basis points below the level at June 30, 2019.  The consumer direct delinquency ratio at the end of the second quarter was 30 basis points below the level at December 31, 2019 and eight basis points below the level at June 30, 2019.  The consumer indirect delinquency ratio at the end of the second quarter was 32 basis points below the level at December 31, 2019 and 19 basis points below the level at June 30, 2019.  The delinquency ratios for the home equity loan portfolio at the end of the second quarter was consistent with the level at December 31, 2019, but was 16 basis points higher than the delinquency ratio at June 30, 2019.  The delinquency ratio for the consumer mortgage portfolio increased by 17 basis points as compared to December 31, 2019 and was 15 basis points higher than the delinquency ratio at June 30, 2019.  The Company’s historic success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities. The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at June 30, 2020 based on their delinquency status at the end of the first quarter, unless subsequent to March 31, 2020, the borrower made all required past due payments to bring the loan to current status.

While the Company will continue to adapt to changing market conditions and remain very focused on asset quality, the Company expects that the COVID-19 pandemic will continue to negatively impact the level of business activity and employment which will continue to adversely affect certain borrower’s ability to service debt and may increase loan delinquency and credit loss levels for the remaining two quarters of 2020 and potentially beyond.  Additionally, the Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during the third quarter of 2020, which may increase loan delinquency levels as the status of some of the borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the agreed upon deferral period could change after deferment expires.

Table 9: Allowance for Credit Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2020	2019	2020	2019
Allowance for credit losses at beginning of period	$55,652	$49,107	$49,911	$49,284
Impact of adopting ASC 326	0	0	1,357	0
Charge-offs:
Business lending	7	253	183	1,469
Consumer mortgage	234	587	420	840
Consumer indirect	1,431	1,482	3,510	3,305
Consumer direct	341	445	874	980
Home equity	81	104	154	178
Total charge-offs	2,094	2,871	5,141	6,772
Recoveries:
Business lending	132	169	270	303
Consumer mortgage	36	14	44	36
Consumer indirect	833	1,239	1,996	2,201
Consumer direct	171	221	353	400
Home equity	12	31	18	36
Total recoveries	1,184	1,674	2,681	2,976

Net charge-offs	910	1,197	2,460	3,796
Allowance for credit losses on acquired PCD loans	528	0	528	0
Provision for credit losses	6,573	1,400	12,167	3,822
Provision for credit losses related to acquisition	3,201	0	3,201	0
Provision for credit losses related to off-balance sheet credit exposures	607	0	267	0

Allowance for credit losses at end of period	$64,437	$49,310	$64,437	$49,310
Allowance for credit losses / total loans	0.86%	0.78%	0.86%	0.78%
Allowance for credit losses / nonperforming loans	241%	202%	241%	202%
Net charge-offs (annualized) to average loans outstanding:
Business lending	(0.02%)	0.01%	(0.01%)	0.10%
Consumer mortgage	0.03%	0.10%	0.03%	0.07%
Consumer indirect	0.23%	0.09%	0.28%	0.21%
Consumer direct	0.39%	0.49%	0.58%	0.65%
Home equity	0.07%	0.08%	0.07%	0.08%
Total loans	0.05%	0.08%	0.07%	0.12%

As displayed in Table 9, net charge-offs during the second quarter of 2020 were $0.9 million, $0.3 million lower than the second quarter of 2019.  Net charge-offs for the six months ended June 30, 2020 were $2.5 million, a $1.3 million decrease from the first six months of 2019.  The business lending, consumer mortgage, consumer direct, and home equity portfolios experienced lower levels of net charge-offs through the first six months of 2020, as compared to the first six months of 2019, while the consumer indirect portfolio experienced higher net charge-offs than the prior year-to-date period.  The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2020 was 0.05%, three basis points lower than the second quarter of 2019.  Net charge-off ratios for the second quarter of 2020 for all loan portfolios were below the Company’s average for the trailing eight quarters.  The June YTD annualized net charge-off ratio of 0.07% for total loans was five basis points lower than the equivalent prior year period.

The provision for credit losses was $9.8 million in the second quarter, comprised of $3.2 million of acquisition-related provision due to the Steuben transaction, and $6.6 million of provision related to higher expected credit losses due largely to the deterioration of economic conditions and forecasted delinquencies associated with COVID-19 pandemic.  Exclusive of the acquisition-related provision, the second quarter provision for credit losses was $5.2 million higher than the equivalent prior year period and $5.7 million more than the level of net charge-offs for the quarter.  The allowance for credit losses of $64.4 million as of June 30, 2020 increased $15.1 million from the level one year ago.  The deterioration of economic conditions associated with the COVID-19 pandemic, including increased unemployment rates, have resulted in an allowance for credit losses to total loans ratio of 0.86% at June 30, 2020, eight basis points higher than the level at June 30, 2019 and 14 basis points higher than the level at December 31, 2019.

Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2020, the net purchase discount related to the $1.59 billion of remaining non-PCD loan balances acquired from Steuben Trust Company in 2020, the National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $14.5 million, or 0.91% of that portfolio.

Deposits

As shown in Table 10, average deposits of $10.11 billion in the second quarter were $1.61 billion, or 19.0%, higher than the second quarter of 2019.  This compares to an increase of $1.01 billion, or 11.1%, from the fourth quarter of last year.  The increase from the second quarter of 2019 was primarily due to larger than anticipated net inflows of government stimulus funds and the addition of acquired Kinderhook and Steuben deposit liabilities between the periods. $516.3 million of deposits were acquired from Steuben during the second quarter of 2020 and $568.2 million of deposits were acquired from Kinderhook during the third quarter of 2019.  Average noninterest checking deposits as a percentage of average total deposits was 29.3% in the second quarter compared to 27.4% in the second quarter of 2019 and 27.7% in the fourth quarter of last year. Non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 90.9% of the Company’s deposit funding base, while time deposits represent 9.1% of total average deposits.  The quarterly average cost of deposits was 0.17% for the second quarter of 2020, compared to 0.22% in the second quarter of 2019, reflective of market-driven decreases in deposit interest rates between the periods and an increase in the proportion of noninterest checking deposits.  The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the second quarter of 2020 increased $911.7 million, or 11.3%, versus the fourth quarter of 2019 and increased $1.49 billion, or 19.9%, versus the year-earlier period.  Average public fund deposits for the second quarter increased $97.7 million, or 9.5%, from the fourth quarter of 2019 and increased $123.8 million, or 12.4%, from the second quarter of 2019.  Public fund deposits as a percentage of total deposits decreased from 11.8% in the second quarter of 2019 to 11.1% in the second quarter of 2020.

The Company is uncertain as to whether or not the relatively high levels of deposits will be maintained, spent down, or increased further by additional COVID-19 related inflows of government stimulus funds.

Table 10: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2020	2019	2019
Noninterest checking deposits	$2,964,717	$2,519,645	$2,326,630
Interest checking deposits	2,486,457	2,131,866	2,008,586
Savings deposits	1,693,910	1,536,271	1,490,715
Money market deposits	2,050,818	1,976,819	1,907,241
Time deposits	915,116	937,023	764,290
Total deposits	$10,111,018	$9,101,624	$8,497,462

Nonpublic fund deposits	$8,985,941	$8,074,262	$7,496,175
Public fund deposits	1,125,077	1,027,362	1,001,287
Total deposits	$10,111,018	$9,101,624	$8,497,462

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2020 totaled $100.8 million. This was $2.3 million, or 2.3%, lower than borrowings at December 31, 2019 and $1.0 million, or 1.0%, above the end of the second quarter of 2019.  The slight increase from the prior year second quarter was primarily due to the addition of subordinated notes payable and FHLB borrowings assumed with the Kinderhook acquisition during the third quarter of 2019 and the addition of FHLB borrowings and trust preferred subordinated debt held by Steuben Statutory Trust II assumed with the Steuben acquisition during the second quarter of 2020, partially offset by the redemption of trust preferred subordinated debt held by MBVT Statutory Trust I, an unconsolidated subsidiary trust, during the third quarter of 2019.  The decrease from the fourth quarter of 2019 was related to an $8.3 million decrease in overnight FHLB borrowings, partially offset by the addition of FHLB borrowings and trust preferred subordinated debt held by Steuben Statutory Trust II assumed with the Steuben acquisition during the second quarter of 2020.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument.  Customer repurchase agreements were $168.5 million at the end of the second quarter of 2020, a decrease of $73.2 million from December 31, 2019 due primarily to the seasonal characteristics of this portfolio, and were $26.1 million above their level at June 30, 2019.

Shareholders’ Equity

Total shareholders’ equity was $2.08 billion at the end of the second quarter.  This was up $226.1 million from the balance at December 31, 2019.  During the first six months of 2020, the Company recorded net income of $75.4 million, issued $76.9 million of common stock as consideration for the Steuben acquisition, issued $0.2 million from treasury stock to the Company’s benefit plans, increased net activity under the Company’s employee stock plan by $13.0 million, recorded $3.2 million from employee stock options earned, and accumulated other comprehensive income increased $100.3 million. Further, the implementation of CECL on January 1, 2020 resulted in a $0.5 million increase to retained earnings.  These amounts were partially offset by dividends declared of $43.4 million.  The change in accumulated other comprehensive income was comprised of a $99.0 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.3 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months, total shareholders’ equity increased by $271.8 million, as net income, the issuance of common stock in association with the Steuben acquisition, activity associated with the Company’s long-term incentive stock plan and the Company’s benefit plans and an increase in the market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.79% at the end of the second quarter, down one basis point from year-end 2019 and 75 basis points below its level one year earlier.  The decrease in the Tier 1 leverage ratio in comparison to December 31, 2019 was primarily due to ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 9.8%, primarily from net earnings retention and the issuance of shares in connection with the Steuben acquisition, while average assets, excluding intangibles and the market value adjustment on investments, increased 9.9%.  The Tier 1 leverage ratio decreased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 9.2% primarily due to earnings retention and the issuance of shares in connection with the Steuben acquisition, while average assets excluding intangibles and the market value adjustment on investments, increased 16.8%.  The net tangible equity-to-assets ratio (a non-GAAP measure) of 10.08% increased seven basis points from December 31, 2019 and decreased 48 basis points versus June 30, 2019 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures).  The decrease in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible assets than the increase in tangible equity levels, primarily driven by the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020 and a significant increase in government stimulus-related deposit funding in the second quarter of 2020.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2020 was 57.5%, compared to 45.1% for the six months ended June 30, 2019.  Dividends declared for the first six months of 2020 increased 10.5% compared to the first six months of 2019, as the Company’s quarterly dividend per share was raised from $0.38 to $0.41 in August 2019, while net income decreased 13.3% versus the equivalent year-to-date period due in most part to higher provision for credit losses due to COVID-19, as well as the absence of realized investment gains and increased acquisition expenses.  The 2019 dividend increase marked the Company’s 27th consecutive year of increased dividend payouts to common shareholders.  Additionally, the number of common shares outstanding increased 3.8% over the last twelve months, primarily related to the issuance of common shares in connection with the Steuben acquisition.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”).  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market.  The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at June 30, 2020.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding.  At June 30, 2020, the Bank had $1.3 billion of cash and cash equivalents of which $1.1 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.  The Company also had $1.8 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels.  Additionally, the Company has $1.7 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding.  There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of June 30, 2020, this ratio was 19.2% for 30-days and 19.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources.  This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months.  As of June 30, 2020, there is more than enough liquidity available during the next year to cover projected cash outflows.  In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position.  The results of the stress tests as of June 30, 2020 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to us from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality, (10) inflation, interest rate, liquidity, market and monetary fluctuations;  (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (13) changes in consumer spending, borrowing and savings habits;  (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations;  (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (19) the ability to maintain and increase market share and control expenses;  (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19;  (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive.  For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the “Risk Factors” discussion set forth in Part II of this Form 10-Q, as well as the reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.  Further, any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2020	2019	2020	2019
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$35,248	$45,015	$75,382	$86,961
Income taxes	8,964	11,415	18,249	20,950
Income before income taxes	44,212	56,430	93,631	107,911
Provision for credit losses	9,774	1,400	15,368	3,822
Pre-tax, pre-provision net revenue (non-GAAP)	53,986	57,830	108,999	111,733
Acquisition expenses	3,372	1,194	3,741	1,728
Gain on sale of investments, net	0	(4,882)	0	(4,882)
Unrealized (gain) loss on equity securities	(12)	13	18	(18)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$57,346	$54,155	$112,758	$108,561

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.66	$0.86	$1.43	$1.66
Income taxes	0.17	0.22	0.34	0.40
Income before income taxes	0.83	1.08	1.77	2.06
Provision for credit losses	0.19	0.03	0.29	0.09
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.02	1.11	2.06	2.15
Acquisition expenses	0.06	0.02	0.07	0.03
Gain on sale of investments, net	0.00	(0.10)	0.00	(0.10)
Unrealized (gain) loss on equity securities	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.08	$1.03	$2.13	$2.08

Net income
Net income (GAAP)	$35,248	$45,015	$75,382	$86,961
Acquisition expenses	3,372	1,194	3,741	1,728
Tax effect of acquisition expenses	(684)	(242)	(753)	(341)
Subtotal (non-GAAP)	37,936	45,967	78,370	88,348
Acquisition-related provision for credit losses	3,201	0	3,201	0
Tax effect of acquisition-related provision for credit losses	(649)	0	(649)	0
Subtotal (non-GAAP)	40,488	45,967	80,922	88,348
Gain on sale of investment securities, net	0	(4,882)	0	(4,882)
Tax effect of gain on sale of investment securities, net	0	988	0	988
Subtotal (non-GAAP)	40,488	42,073	80,922	84,454
Unrealized loss (gain) on equity securities	(12)	13	18	(18)
Tax effect of unrealized loss (gain) on equity securities	2	(3)	(4)	3
Operating net income (non-GAAP)	40,478	42,083	80,936	84,439
Amortization of intangibles	3,524	3,904	7,191	8,034
Tax effect of amortization of intangibles	(714)	(790)	(1,403)	(1,555)
Subtotal (non-GAAP)	43,288	45,197	86,724	90,918
Acquired non-impaired loan accretion	(1,365)	(1,302)	(2,830)	(2,632)
Tax effect of acquired non-impaired loan accretion	277	263	552	509
Adjusted net income (non-GAAP)	$42,200	$44,158	$84,446	$88,795

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2020	2019	2020	2019
Return on average assets
Adjusted net income (non-GAAP)	$42,200	$44,158	$84,446	$88,795
Average total assets	12,652,200	10,771,975	12,069,792	10,730,075
Adjusted return on average assets (non-GAAP)	1.34%	1.64%	1.41%	1.67%

Return on average equity
Adjusted net income (non-GAAP)	$42,200	$44,158	$84,446	$88,795
Average total equity	2,009,996	1,774,400	1,956,083	1,750,489
Adjusted return on average equity (non-GAAP)	8.44%	9.98%	8.68%	10.23%

Earnings per common share
Diluted earnings per share (GAAP)	$0.66	$0.86	$1.43	$1.66
Acquisition expenses	0.06	0.02	0.07	0.03
Tax effect of acquisition expenses	(0.01)	0.00	(0.02)	0.00
Subtotal (non-GAAP)	0.71	0.88	1.48	1.69
Acquisition-related provision for credit losses	0.06	0.00	0.06	0.00
Tax effect of acquisition-related provision for credit losses	(0.01)	0.00	(0.01)	0.00
Subtotal (non-GAAP)	0.76	0.88	1.53	1.69
Gain on sale of investment securities, net	0.00	(0.10)	0.00	(0.10)
Tax effect of gain on sale of investment securities, net	0.00	0.02	0.00	0.02
Subtotal (non-GAAP)	0.76	0.80	1.53	1.61
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.76	0.80	1.53	1.61
Amortization of intangibles	0.07	0.07	0.14	0.15
Tax effect of amortization of intangibles	(0.01)	(0.02)	(0.02)	(0.03)
Subtotal (non-GAAP)	0.82	0.85	1.65	1.73
Acquired non-impaired loan accretion	(0.03)	(0.02)	(0.06)	(0.05)
Tax effect of acquired non-impaired loan accretion	0.01	0.01	0.01	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.80	$0.84	$1.60	$1.69

Noninterest operating expenses
Noninterest expenses (GAAP)	$90,903	$91,176	$184,566	$179,828
Amortization of intangibles	(3,524)	(3,904)	(7,191)	(8,034)
Acquisition expenses	(3,372)	(1,194)	(3,741)	(1,728)
Total adjusted noninterest expenses (non-GAAP)	$84,007	$86,078	$173,634	$170,066

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$84,007	$86,078	$173,634	$170,066
Fully tax-equivalent net interest income	92,966	89,290	184,052	177,157
Noninterest revenues	52,938	60,706	111,560	116,402
Acquired non-impaired loan accretion	(1,365)	(1,302)	(2,830)	(2,632)
Gain on sale of investment securities, net	0	(4,882)	0	(4,882)
Unrealized loss (gain) on equity securities	(12)	13	18	(18)
Operating revenues (non-GAAP) - denominator	$144,527	$143,825	$292,800	$286,027
Efficiency ratio (non-GAAP)	58.1%	59.8%	59.3%	59.5%

	June 30,	December 31,	June 30,
(000's omitted)	2020	2019	2019
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$13,444,217	$11,410,295	$10,745,388
Intangible assets	(852,761)	(836,923)	(800,515)
Deferred taxes on intangible assets	45,094	44,742	45,576
Total tangible assets (non-GAAP)	$12,636,550	$10,618,114	$9,990,449

Total common equity
Shareholders' Equity (GAAP)	$2,081,315	$1,855,234	$1,809,510
Intangible assets	(852,761)	(836,923)	(800,515)
Deferred taxes on intangible assets	45,094	44,742	45,576
Total tangible common equity (non-GAAP)	$1,273,648	$1,063,053	$1,054,571

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,273,648	$1,063,053	$1,054,571
Total tangible assets (non-GAAP) - denominator	$12,636,550	$10,618,114	$9,990,449
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	10.08%	10.01%	10.56%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using June 30, 2020 as a starting point.

•
The model assumes the Company’s average deposit balances will decrease approximately 3.9% over the next twelve months due primarily to expectations that recent government stimulus-related deposit balances will be spent down over the four quarter forecast period reducing average total deposit balances.

•	The model assumes the Company’s average earning asset balances will decrease approximately 1.0% to 4.0% over the next twelve months.

•
The model assumes that $507.2 million of PPP loan originations completed during the second quarter of 2020 will have forgiveness and full repayment of the balances over the next 12 months.  Upon repayment, the PPP loan balances are largely anticipated to be reinvested in cash equivalents.  All other loan balances are generally projected to remain flat or increase modestly throughout the forecast period due to lower anticipated levels of loan demand reflective of an expected decline in economic activity and other COVID-19 related factors.  Cash flows from investment contractual maturities and prepayments are reinvested into securities or cash equivalents and repay short-term capital market borrowings.

•
In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the 0 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to zero basis points.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2020 (000’s omitted)
+200 basis points	$12,827
+100 basis points	$6,596
0 basis points	$(2,044)

Projected net interest income (NII) over the 12-month forecast period increases in the rising rate environments largely due to higher rates earned on significant levels of cash equivalents and assumed higher rates on new loans, including variable and adjustable rate loans.  These increases are partially offset by anticipated increases in deposit and borrowing costs.  Over the longer time period, the growth in NII continues to improve in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

In the zero basis points scenario, in which all Treasury security yields decrease to zero percent, the Company shows interest rate risk exposure to lower short term rates.  During the first twelve months, net interest income declines largely due to lower assumed rates on reinvestment opportunities and new loans, including adjustable and variable rate assets.  Modestly lower funding costs associated with deposits and borrowings only partially offset the decrease in interest income.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors.  While the assumptions are developed based upon reasonable economic and local market conditions, the Company cannot make any assurances as to the predictive efficacy of these assumptions, including how customer preferences or competitor influences might change.  Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
The Company regularly assesses the adequacy of its internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020.  These are not the only risks the Company faces.  Additional risks not presently known to the Company, or that are currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Continued market volatility and extended periods of economic stress may affect the Company’s capital and liquidity.

The COVID-19 pandemic has caused volatility in financial markets and could potentially cause prolonged periods of economic stress.  The Company’s ability to access short-term funding or liquidity may be limited as a result of the impact of COVID-19 on local and global markets and the reduction in the Company’s deposit base either through customer withdrawals or non-renewal of term deposits.  Market stress from the pandemic could result in reduced cash flow from earning assets including credit impairment on investment securities and sustained repayment shortfalls on loans.  It is possible that the sources of wholesale funding, such as the FHLB and the Federal Reserve Bank, would no longer be accessible to fund daily liquidity needs.  If the economic situation deteriorates, federal regulators may also consider taking actions such as suspension of dividends and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact the Company’s business.  The extent to which the COVID-19 pandemic impacts the Company’s regulatory capital and liquidity ratios will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the effectiveness of stimulus actions taken by governmental authorities in response to the pandemic.

The total impact on the Company’s loan portfolios may not be fully realized while loan deferments granted to impacted customers by COVID-19 are still ongoing.

Concern about the spread of COVID-19 have caused and is likely to continue to cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, increased unemployment, commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause the Company’s customers to be unable to make scheduled loan payments.  The Company instituted a deferral program which granted customers impacted by COVID-19 deferrals of loan principal and/or interest payments provided that such customers met certain requirements.  While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires.  Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to make additional provisions for credit losses and net charge-offs.  If these deferrals were not effective in mitigating the effect of COVID-19 on the Company’s customers, it will adversely affect the Company’s business and results of operations more substantially over a longer period of time.

The Company’s net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.

On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and maintained this target range as of June 30, 2020.  Further, the Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  The Company expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability.  A prolonged period of extremely volatile and unstable market conditions would likely negatively affect market risk mitigation strategies.  Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition.  Low rates increase the risk in the United States of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments.  Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve.  The Company cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on the Company’s activities and financial results.

As previous disclosed, the impact of COVID-19 on the Company’s business continues to remain uncertain and the full scope of its impact cannot be predicted.

The Company does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole, despite experience and knowledge gained throughout the second quarter of 2020.  The pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions that currently exist.  The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.  However, the effects are likely to have a material impact on the Company’s results of operations and heighten many of its known risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

The following table presents stock purchases made during the second quarter of 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	1,012	$64.07	0	2,600,000
May 1-31, 2020	0	0.00	0	2,600,000
June 1-30, 2020	0	0.00	0	2,600,000
Total (1)	1,012	$64.07

(1) Included in the common shares repurchased were 1,012 shares acquired by the Company in connection with the administration of a deferred compensation plan.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Bylaws, dated May 20, 2020. Incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on May 22, 2020 (Registration No. 001-13695).
3.2
Certificate of Amendment to the Certificate of Incorporation, dated May 20, 2020.  Incorporated by reference to Exhibit No. 3.2 to the Current Report on Form 8-K filed on May 22, 2020 (Registration No. 001-13695).

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

Community Bank System, Inc.

Date: August 10, 2020	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 10, 2020	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer