Form 10-Q
period 2020-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2020-11-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,541,669 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2020.

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$1,836,521	$205,030
Available-for-sale investment securities (cost of $3,068,406 and $3,011,551, respectively)	3,222,722	3,044,428
Equity and other securities (cost of $46,419 and $42,965, respectively)	47,341	43,915
Loans held for sale, at fair value	8,151	0
Loans	7,458,643	6,890,543
Allowance for credit losses	(64,962)	(49,911)
Net loans	7,393,681	6,840,632

Goodwill, net	793,749	773,810
Core deposit intangibles, net	15,186	16,418
Other intangibles, net	41,279	46,695
Intangible assets, net	850,214	836,923

Premises and equipment, net	165,342	164,638
Accrued interest and fees receivable	41,420	31,647
Other assets	279,933	243,082

Total assets	$13,845,325	$11,410,295

Liabilities:
Noninterest-bearing deposits	$3,326,517	$2,465,902
Interest-bearing deposits	7,794,073	6,529,065
Total deposits	11,120,590	8,994,967

Overnight Federal Home Loan Bank borrowings	0	8,300
Securities sold under agreement to repurchase, short-term	280,767	241,708
Other Federal Home Loan Bank borrowings	7,681	3,750
Subordinated notes payable	13,735	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320
Accrued interest and other liabilities	246,572	215,221
Total liabilities	11,746,665	9,555,061

Commitments and contingencies (See Note J)

Shareholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 53,697,919 and 51,974,726 shares issued, respectively	53,698	51,975
Additional paid-in capital	1,021,798	927,337
Retained earnings	936,273	882,851
Accumulated other comprehensive gain (loss)	83,962	(10,226)
Treasury stock, at cost (160,326 shares, including 160,311 shares held by deferred compensation arrangements at September 30, 2020 and 180,803 shares including 179,548 shares held by deferred compensation arrangements at December 31, 2019, respectively)	(6,131)	(6,823)
Deferred compensation arrangements (160,311 and 179,548 shares, respectively)	9,060	10,120
Total shareholders' equity	2,098,660	1,855,234

Total liabilities and shareholders' equity	$13,845,325	$11,410,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$79,646	$79,931	$236,931	$227,701
Interest and dividends on taxable investments	14,881	15,862	45,633	49,376
Interest and dividends on nontaxable investments	2,963	2,854	9,113	8,603
Total interest income	97,490	98,647	291,677	285,680

Interest expense:
Interest on deposits	3,655	5,859	13,373	14,526
Interest on borrowings	292	347	1,280	1,397
Interest on subordinated notes payable	184	161	553	161
Interest on subordinated debt held by unconsolidated subsidiary trusts	394	1,004	1,501	3,161
Total interest expense	4,525	7,371	16,707	19,245

Net interest income	92,965	91,276	274,970	266,435
Provision for credit losses	1,945	1,751	17,313	5,573
Net interest income after provision for credit losses	91,020	89,525	257,657	260,862

Noninterest revenues:
Deposit service fees	14,260	16,920	42,722	48,780
Mortgage banking	3,908	(138)	6,199	276
Other banking services	924	1,083	2,574	3,352
Employee benefit services	25,159	24,329	74,593	72,170
Insurance services	8,531	8,527	24,772	24,718
Wealth management services	6,889	6,363	20,389	19,290
Gain on sale of investment securities, net	0	0	0	4,882
Unrealized (loss) gain on equity securities	(12)	10	(30)	28
Total noninterest revenues	59,659	57,094	171,219	173,496

Noninterest expenses:
Salaries and employee benefits	57,280	56,061	170,252	163,448
Occupancy and equipment	10,134	9,801	30,627	29,708
Data processing and communications	12,096	10,675	33,342	30,475
Amortization of intangible assets	3,581	3,960	10,772	11,994
Legal and professional fees	2,365	2,595	8,577	7,999
Business development and marketing	3,145	2,604	7,162	8,532
Litigation accrual	2,950	0	2,950	0
Acquisition expenses	796	6,061	4,537	7,789
Other expenses	4,619	5,172	13,313	16,812
Total noninterest expenses	96,966	96,929	281,532	276,757

Income before income taxes	53,713	49,690	147,344	157,601
Income taxes	10,904	10,472	29,153	31,422
Net income	$42,809	$39,218	$118,191	$126,179

Basic earnings per share	$0.80	$0.76	$2.23	$2.44
Diluted earnings per share	$0.79	$0.75	$2.22	$2.41

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$820	$651	$2,460	$1,954
Tax effect	(197)	(158)	(591)	(477)
Amortization of actuarial losses included in net periodic pension cost, net	623	493	1,869	$1,477
Amortization of prior service cost included in net periodic pension cost, gross	15	(28)	46	(86)
Tax effect	(4)	6	(11)	21
Amortization of prior service cost included in net periodic pension cost, net	11	(22)	35	(65)
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	634	471	1,904	1,412

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains arising during period, gross	(8,821)	8,756	121,439	66,208
Tax effect	2,118	(2,136)	(29,155)	(16,157)
Net unrealized holding (losses) gains arising during period, net	(6,703)	6,620	92,284	50,051
Reclassification adjustment for net gains included in net income, gross	0	0	0	(4,882)
Tax effect	0	0	0	1,194
Reclassification adjustment for net gains included in net income, net	0	0	0	(3,688)
Other comprehensive income related to unrealized (losses) gains on available-for-sale securities, net of taxes	(6,703)	6,620	92,284	46,363
Other comprehensive (loss) income, net of tax	(6,069)	7,091	94,188	47,775
Net income	42,809	39,218	118,191	126,179
Comprehensive income	$36,740	$46,309	$212,379	$173,954

	As of
	September 30,	December 31,
	2020	2019
Accumulated Other Comprehensive Income (Loss) By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(43,669)	$(46,175)
Tax effect	10,691	11,293
Net unrealized (loss) for pension and other post-retirement obligations	(32,978)	(34,882)

Unrealized gain on available-for-sale securities	154,316	32,877
Tax effect	(37,376)	(8,221)
Net unrealized gain on available-for-sale securities	116,940	24,656

Accumulated other comprehensive income (loss)	$83,962	$(10,226)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2020 and 2019

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Arrangements	Total

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$916,002	$90,031	$(6,066)	$8,995	$2,081,925

Net income				42,809				42,809

Other comprehensive loss, net of tax					(6,069)			(6,069)

Cash dividends declared:
Common, $0.42 per share				(22,538)				(22,538)

Common stock activity under
employee stock ownership plans	24,584	26	1,092					1,118

Stock-based compensation			1,415					1,415

Treasury stock issued to benefit plans, net	(1,207)					(65)	65	0

Balance at September 30, 2020	53,537,593	$53,698	$1,021,798	$936,273	$83,962	$(6,131)	$9,060	$2,098,660

Balance at June 30, 2019	51,570,608	$51,806	$917,855	$843,288	$(4,621)	$(8,797)	$9,979	$1,809,510

Net income				39,218				39,218

Other comprehensive income, net of tax					7,091			7,091

Cash dividends declared:
Common, $0.41 per share				(21,252)				(21,252)

Common stock activity under
employee stock ownership plans	37,542	37	1,254					1,291

Stock-based compensation			1,241					1,241

Treasury stock issued to benefit plans, net	51,904		1,332			1,922	68	3,322

Balance at September 30, 2019	51,660,054	$51,843	$921,682	$861,254	$2,470	$(6,875)	$10,047	$1,840,421

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2020 and 2019

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				118,191				118,191

Other comprehensive income, net of tax					94,188			94,188

Cumulative effect of change in accounting
Principle - Current Expected Credit Losses				1,140				1,140

Cash dividends declared:
Common, $1.24 per share				(65,909)				(65,909)

Common stock activity under
employee stock ownership plans	359,934	360	13,781					14,141

Stock-based compensation			4,648					4,648

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Distribution of stock under deferred
compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	(2,020)		38			(157)	204	85

Balance at September 30, 2020	53,537,593	$53,698	$1,021,798	$936,273	$83,962	$(6,131)	$9,060	$2,098,660

Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783

Net income				126,179				126,179

Other comprehensive income, net of tax					47,775			47,775

Cash dividends declared:
Common, $1.17 per share				(60,488)				(60,488)

Common stock activity under
employee stock ownership plans	266,127	266	2,246					2,512

Stock-based compensation			3,998					3,998

Distribution of stock under deferred
compensation arrangements	32,431		1,064			830	(1,894)	0

Treasury stock issued to benefit plans, net	103,672		2,626			3,823	213	6,662

Balance at September 30, 2019	51,660,054	$51,843	$921,682	$861,254	$2,470	$(6,875)	$10,047	$1,840,421

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$118,191	$126,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,946	11,781
Amortization of intangible assets	10,772	11,994
Net accretion on securities, loans and borrowings	(7,954)	(4,545)
Stock-based compensation	4,648	3,998
Provision for credit losses	17,313	5,573
Amortization of mortgage servicing rights	266	285
Gain on sale of investment securities, net	0	(4,882)
Unrealized loss (gain) on equity securities	30	(28)
Income from bank-owned life insurance policies	(1,398)	(1,215)
Net gain on sale of loans and other assets	(1,633)	(2)
Change in other assets and other liabilities	(26,944)	(20,152)
Net cash provided by operating activities	125,237	128,986
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	590,179
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	219,503	153,785
Proceeds from maturities and redemptions of equity and other investment securities	436	3,258
Purchases of available-for-sale investment securities	(91,381)	(86,073)
Purchases of equity and other securities	(3,064)	(144)
Net increase in loans	(228,235)	(100,020)
Cash received (paid) for acquisitions, net of cash acquired of $55,973 and $90,381, respectively	34,360	(4,653)
Settlement of bank-owned life insurance policies	0	1,597
Purchases of premises and equipment, net	(8,727)	(5,025)
Real estate tax credit investments	(1,071)	(1,342)
Net cash (used in) provided by investing activities	(78,179)	551,562
Financing activities:
Net increase in deposits	1,609,349	277,833
Net increase (decrease) in borrowings	28,690	(80,502)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(2,062)	(22,681)
Issuance of common stock	14,141	2,512
Purchases of treasury stock	(204)	(213)
Sales of treasury stock	85	6,662
Increase in deferred compensation arrangements	204	213
Cash dividends paid	(64,593)	(59,014)
Withholding taxes paid on share-based compensation	(1,177)	(3,150)
Net cash provided by financing activities	1,584,433	121,660
Change in cash and cash equivalents	1,631,491	802,208
Cash and cash equivalents at beginning of period	205,030	211,834
Cash and cash equivalents at end of period	$1,836,521	$1,014,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,927	$18,455
Cash paid for income taxes	28,705	34,150

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	22,658	21,282
Transfers from loans to other real estate	1,192	1,833

Acquisitions:
Common stock issued	76,942	0
Fair value of assets acquired, excluding acquired cash and intangibles	547,623	548,856
Fair value of liabilities assumed	529,441	589,396

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2020 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: ACQUISITIONS

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.7 million of assets, including $339.5 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.3 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $3.8 million and $4.5 million, and direct expenses, which may not include certain shared expenses, of approximately $ 1.1 million and $1.4 million from Steuben were included in the consolidated income statement for three and nine months ended September 30, 2020, respectively. The Company incurred certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits. Goodwill of $40.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $3.8 million, and direct expenses, which may not include certain shared expenses, of approximately $2.2 million from Kinderhook were included in the consolidated income statement for the three months ended September 30, 2020. Revenues, excluding interest income on acquired investments, of approximately $12.7 million, and direct expenses, which may not include certain shared expenses, of approximately $5.8 million from Kinderhook were included in the consolidated income statement for the nine months ended September 30, 2020.

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2020, the carrying amount of other liabilities associated with the Kinderhook acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Kinderhook acquisition decreased $0.3 million as a result of this adjustment. During the third quarter of 2020, associated with the Steuben acquisition, the carrying amount of loans decreased by $0.2 million, premises and equipment decreased by $0.5 million, other assets decreased by $1.7 million, and accrued interest and other liabilities decreased by $1.3 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Steuben acquisition increased $1.1 million as a result of these adjustments.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2020	2019
(000s omitted)	Steuben	Kinderhook	Other (1)	Total
Consideration paid :
Cash	$21,613	$93,384	$1,650	$95,034
Community Bank System, Inc. common stock	76,942	0	0	0
Total net consideration paid	98,555	93,384	1,650	95,034
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	55,973	90,381	0	90,381
Investment securities	180,497	39,770	0	39,770
Loans, net of allowance for credit losses on PCD loans (2)	339,017	479,877	0	479,877
Premises and equipment, net	7,764	13,970	0	13,970
Accrued interest and fees receivable	2,712	1,130	0	1,130
Other assets	17,633	14,109	0	14,109
Core deposit intangibles	2,928	3,573	0	3,573
Other intangibles	1,196	0	1,650	1,650
Deposits	(516,274)	(568,161)	0	(568,161)
Other liabilities	(5,105)	(2,922)	0	(2,922)
Other Federal Home Loan Bank borrowings	(6,000)	(2,420)	0	(2,420)
Subordinated notes payable	0	(13,831)	0	(13,831)
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	(2,062)	0	(2,062)
Total identifiable assets, net	78,279	53,414	1,650	55,064
Goodwill	$20,276	$39,970	$0	$39,970
(1)	Includes amounts related to both acquisitions completed by CISI in 2019.
(2)	Acquisition-related allowance for credit losses on purchased credit deteriorated (“PCD”) loans applicable beginning in 2020.

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The Company has acquired loans from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. There were no investment securities acquired from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$24,415
Allowance for credit losses at acquisition	(524)
Non-credit discount at acquisition	(115)
Fair value of PCD loans at acquisition	$23,776

The following is a summary of the remaining loans acquired from Steuben for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination at the date of acquisition:

(000s omitted)	Non-PCD Loans
Contractually required principal and interest at acquisition	$416,230
Contractual cash flows not expected to be collected	(3,131)
Expected cash flows at acquisition	413,099
Interest component of expected cash flows	(97,858)
Fair value of non-PCD loans at acquisition	$315,241

The following is a summary of the loans acquired from Kinderhook at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-impaired	Acquired
(000s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$13,350	$636,384	$649,734
Contractual cash flows not expected to be collected	(4,176)	(5,472)	(9,648)
Expected cash flows at acquisition	9,174	630,912	640,086
Interest component of expected cash flows	(551)	(159,658)	(160,209)
Fair value of acquired loans	$8,623	$471,254	$479,877

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $0.8 million and $4.5 million during the three and nine months ended September 30, 2020, respectively, and have been separately stated in the consolidated statements of income. Merger and acquisition integration-related expenses amount to $6.1 million and $7.8 million during the three and nine months ended September 30, 2019, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information

The following unaudited condensed pro forma information assumes the Steuben acquisition had been completed as of January 1, 2019 for the three and nine months ended September 30, 2020 and September 30, 2019. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Steuben combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles. Acquisition-related expenses totaling $0.8 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, related to Steuben were included in the pro forma information as if they were incurred in the first quarter of 2019.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
(000’s omitted)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue, net of interest expense	$152,634	$154,221	$456,740	$457,399
Net income	43,472	40,695	124,338	126,874

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

The extent to which the novel coronavirus ("COVID-19") impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. The Company did not use the held-to-maturity classification in 2019 or through September 30, 2020. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at September 30, 2020 or December 31, 2019. Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

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

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $14.2 million at September 30, 2020 and is excluded from the estimate of credit losses.

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

September 30, 2020

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

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $23.8 million at September 30, 2020 and is excluded from the estimate of credit losses and amortized cost basis of loans. An allowance for credit losses is not measured for accrued interest receivable on loans as the Company writes off the uncollectible accrued interest balance in a timely manner.

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property and Paycheck Protection Program (“PPP”) loans. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 – 30 years in contractual term, secured by first liens on real property. FICO scores are used to monitor higher risks related to this type of lending with FICO AB referring to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with lower FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

September 30, 2020

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

September 30, 2020

Purchased Credit Deteriorated (PCD) Loans

The Company has purchased loans, some of which have experienced a more-than-insignificant credit deterioration since origination. The Company’s policy for reviewing what meets the threshold of the definition of a more-than-insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loans considered to be troubled debt restructurings, specifically impaired loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020, $28.5 million of accounts receivable, including $8.3 million of unbilled fee revenue, and $2.0 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2019, $26.8 million of accounts receivable, including $7.5 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the consolidated statements of condition.

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

The Company adopted ASC 326 on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net cumulative-effect adjustment that increased retained earnings by $1.1 million. This adjustment was a result of a $3.1 million adjustment to loans, partially offset by a $1.4 million increase in the allowance for credit losses and a $0.6 million increase in other liabilities related to the allowance for off-balance-sheet credit exposures and deferred taxes. The adoption of ASU No. 2016-13 did not result in a material allowance for credit losses on the Company’s available-for-sale debt securities or its other instruments carried at amortized cost. The Company’s regulators permit financial institutions to “phase-in” the impact of CECL on its regulatory capital ratios for up to 5 years with transitional relief of incremental capital requirements. The Company did not utilize the phased-in approach and recorded the entire cumulative-effect adjustment against its regulatory capital at the time of adoption.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with this standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $3.1 million of allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate beginning on January 1, 2020.

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company is currently evaluating the impact the adoption of this guidance will have on the Company's consolidated financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,034,512	$114,658	$0	$2,149,170	$2,030,060	$21,674	$7,975	$2,043,759
Obligations of state and political subdivisions	470,518	22,978	0	493,496	497,852	14,382	26	512,208
Government agency mortgage-backed securities	508,738	15,514	278	523,974	428,491	5,478	1,107	432,862
Corporate debt securities	4,504	98	0	4,602	2,527	1	0	2,528
Government agency collateralized mortgage obligations	50,134	1,354	8	51,480	52,621	482	32	53,071
Total available-for-sale portfolio	$3,068,406	$154,602	$286	$3,222,722	$3,011,551	$42,017	$9,140	$3,044,428

Equity and other Securities:
Equity securities, at fair value	$251	$192	$20	$423	$251	$200	$0	$451
Federal Home Loan Bank common stock	7,545	0	0	7,545	7,246	0	0	7,246
Federal Reserve Bank common stock	33,916	0	0	33,916	30,922	0	0	30,922
Other equity securities, at adjusted cost	4,707	750	0	5,457	4,546	750	0	5,296
Total equity and other securities	$46,419	$942	$20	$47,341	$42,965	$950	$0	$43,915

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2020

	Less than 12 Months				12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1	$1,010	$0	0	$0	$0	1	$1,010	$0
Obligations of state and political subdivisions	1	196	0	0	0	0	1	196	0
Government agency mortgage-backed securities	91	62,318	278	2	14	0	93	62,332	278
Government agency collateralized mortgage obligations	14	4,244	8	1	0	0	15	4,244	8
Total available-for-sale investment portfolio	107	$67,768	$286	3	$14	$0	110	$67,782	$286

Equity and other Securities:
Equity securities, at fair value	1	$81	$20	0	$0	$0	1	$81	$20
Total equity and other securities	1	$81	$20	0	$0	$0	1	$81	$20

As of December 31, 2019

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	12	$592,678	$7,970	5	$25,998	$5	17	$618,676	$7,975
Obligations of state and political subdivisions	21	22,716	26	0	0	0	21	22,716	26
Government agency mortgage-backed securities	50	89,237	341	52	52,975	766	102	142,212	1,107
Government agency collateralized mortgage obligations	5	5,971	14	5	4,405	18	10	10,376	32
Total available-for-sale investment portfolio	88	$710,602	$8,351	62	$83,378	$789	150	$793,980	$9,140

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2020 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of September 30, 2020. As of December 31, 2019, management did not believe any individual unrealized loss represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$760,019	$765,009
Due after one through five years	802,750	843,487
Due after five years through ten years	461,012	503,778
Due after ten years	485,753	534,994
Subtotal	2,509,534	2,647,268
Government agency mortgage-backed securities	508,738	523,974
Government agency collateralized mortgage obligations	50,134	51,480
Total	$3,068,406	$3,222,722

As of September 30, 2020, $295.5 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase. All securities sold under agreement to repurchase as of September 30, 2020 have an overnight and continuous maturity.

During the nine months ended September 30, 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses.

NOTE E: LOANS

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000's omitted)	2020	2019
Business lending	$3,433,565	$2,775,876
Consumer mortgage	2,410,249	2,430,902
Consumer indirect	1,039,925	1,113,062
Consumer direct	161,639	184,378
Home equity	413,265	386,325
Gross loans, including deferred origination costs	7,458,643	6,890,543
Allowance for credit losses	(64,962)	(49,911)
Loans, net of allowance for credit losses	$7,393,681	$6,840,632

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including purchased credit deteriorated (“PCD”) loans, by segment as of September 30, 2020:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$3,151	$39	$11,750	$14,940	$3,418,625	$3,433,565
Consumer mortgage	11,449	3,182	14,821	29,452	2,380,797	2,410,249
Consumer indirect	8,711	12	1	8,724	1,031,201	1,039,925
Consumer direct	1,060	34	3	1,097	160,542	161,639
Home equity	2,179	220	2,181	4,580	408,685	413,265
Total	$26,550	$3,487	$28,756	$58,793	$7,399,850	$7,458,643

The following is an aged analysis of the Company’s past due loans by segment as of December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$3,936	$126	$3,840	$7,902	$1,848,683	$1,856,585
Consumer mortgage	10,990	2,052	10,131	23,173	1,973,543	1,996,716
Consumer indirect	12,673	125	0	12,798	1,094,510	1,107,308
Consumer direct	1,455	76	0	1,531	174,445	175,976
Home equity	1,508	328	1,444	3,280	310,727	314,007
Total	$30,562	$2,707	$15,415	$48,684	$5,401,908	$5,450,592

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Business lending	$8,518	$2,173	$570	$11,261	$11,797	$896,233	$919,291
Consumer mortgage	890	277	2,386	3,553	0	430,633	434,186
Consumer indirect	79	31	0	110	0	5,644	5,754
Consumer direct	59	0	52	111	0	8,291	8,402
Home equity	744	238	412	1,394	0	70,924	72,318
Total	$10,290	$2,719	$3,420	$16,429	$11,797	$1,411,725	$1,439,951

(1)	Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2020. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “classified”, or “doubtful”. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Loans that were granted initial COVID-19 related financial hardship payment deferrals were not automatically downgraded into lower credit risk ratings, but will continue to be monitored for indications of deterioration that could result in future downgrades. In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2020 and December 31, 2019:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$783,726	$351,036	$337,662	$243,816	$246,551	$576,220	$483,163	$3,022,174
Special mention	14,008	39,130	20,714	19,157	29,987	65,627	53,293	241,916
Classified	5,942	2,852	28,228	14,084	14,363	61,121	41,996	168,586
Doubtful	0	0	0	0	0	0	889	889
Total business lending	$803,676	$393,018	$386,604	$277,057	$290,901	$702,968	$579,341	$3,433,565

	December 31, 2019
(000’s omitted)	Legacy	Acquired	Total
Pass	$1,655,280	$832,693	$2,487,973
Special mention	98,953	45,324	144,277
Classified	102,352	29,477	131,829
Doubtful	0	0	0
Acquired impaired	0	11,797	11,797
Total	$1,856,585	$919,291	$2,775,876

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The following table details the balances in all other loan categories at September 30, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$182,675	$237,891	$176,837	$175,605	$170,844	$664,129	$582	$1,608,563
Nonperforming	0	0	329	444	311	3,556	0	4,640
Total FICO AB	182,675	237,891	177,166	176,049	171,155	667,685	582	1,613,203
FICO CDE
Performing	75,419	106,072	84,280	79,292	87,578	337,097	13,945	783,683
Nonperforming	0	647	482	813	1,530	9,891	0	13,363
Total FICO CDE	75,419	106,719	84,762	80,105	89,108	346,988	13,945	797,046
Total consumer mortgage	$258,094	$344,610	$261,928	$256,154	$260,263	$1,014,673	$14,527	$2,410,249

Consumer indirect:
Performing	$227,697	$338,279	$230,246	$100,529	$73,331	$69,830	$0	$1,039,912
Nonperforming	0	5	0	4	1	3	0	13
Total consumer indirect	$227,697	$338,284	$230,246	$100,533	$73,332	$69,833	0	$1,039,925

Consumer direct:
Performing	$42,905	$53,421	$32,359	$14,773	$6,707	$4,722	$6,715	$161,602
Nonperforming	0	4	9	0	24	0	0	37
Total consumer direct	$42,905	$53,425	$32,368	$14,773	$6,731	$4,722	$6,715	$161,639

Home equity:
Performing	$40,760	$51,240	$29,904	$25,286	$19,964	$39,429	$204,281	$410,864
Nonperforming	0	0	82	110	212	481	1,516	2,401
Total home equity	$40,760	$51,240	$29,986	$25,396	$20,176	$39,910	$205,797	$413,265

The following table details the balances in all other loan categories at December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,984,533	$1,107,183	$175,900	$312,235	$3,579,851
Nonperforming	12,183	125	76	1,772	14,156
Total	$1,996,716	$1,107,308	$175,976	$314,007	$3,594,007

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$431,523	$5,723	$8,350	$71,668	$517,264
Nonperforming	2,663	31	52	650	3,396
Total	$434,186	$5,754	$8,402	$72,318	$520,660

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

All loan classes are collectively evaluated for impairment except business lending. A summary of individually evaluated impaired business lending loans as of September 30, 2020 and December 31, 2019 follows:

	September 30,	December 31,
(000’s omitted)	2020	2019
Loans with allowance allocation	$6,842	$0
Loans without allowance allocation	1,414	1,414
Carrying balance	8,256	1,414
Contractual balance	10,558	2,944
Specifically allocated allowance	882	0

The average carrying balance of individually evaluated impaired loans was $8.8 million and $5.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The average carrying balance of individually evaluated impaired loans was $4.2 million and $5.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. No interest income was recognized on individually evaluated impaired loans for the three or nine months ended September 30, 2020 and September 30, 2019.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three and nine months ended September 30, 2020 and 2019 was immaterial.

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

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program for deferrals up to three months per request during the first nine months of 2020 to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. These payment deferrals were also deemed to be an insignificant borrower concession, and therefore, not classified as TDR loans during the first nine months of 2020. Borrowers that were delinquent in their payments to Community Bank, N.A. (the "Bank") prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Information regarding TDRs as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020						December 31, 2019
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	8	$602	3	$195	11	$797	8	$681	3	$201	11	$882
Consumer mortgage	57	2,478	47	2,330	104	4,808	59	2,638	47	1,892	106	4,530
Consumer indirect	0	0	85	935	85	935	0	0	84	941	84	941
Consumer direct	0	0	24	94	24	94	0	0	23	101	23	101
Home equity	11	277	13	272	24	549	13	290	11	238	24	528
Total	76	$3,357	172	$3,826	248	$7,183	80	$3,609	168	$3,373	248	$6,982

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2020 and 2019. Of the loans noted in the table below, all consumer mortgage loans for the three months and nine months ended September 30, 2020 and 2019 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	1	$415
Consumer mortgage	8	646	8	464
Consumer indirect	14	131	10	116
Consumer direct	1	2	2	25
Home equity	2	56	0	0
Total	25	$835	21	$1,020

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	3	$660
Consumer mortgage	17	1,378	19	1,271
Consumer indirect	25	261	22	206
Consumer direct	2	12	5	35
Home equity	2	56	4	72
Total	46	$1,707	53	$2,244

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses:

	Three Months Ended September 30, 2020
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$24,204	$(736)	$67	$3,539	$27,074
Consumer mortgage	13,088	(248)	23	(599)	12,264
Consumer indirect	15,866	(1,281)	1,111	(963)	14,733
Consumer direct	4,028	(340)	225	(120)	3,793
Home equity	2,690	(24)	5	(124)	2,547
Unallocated	1,000	0	0	4	1,004
Purchased credit deteriorated	3,561	(91)	32	45	3,547
Allowance for credit losses	64,437	(2,720)	1,463	1,782	64,962
Liabilities for off-balance-sheet credit exposures	1,452	0	0	163	1,615
Total allowance for credit losses and liabilities for off-balance-sheet credit exposures	$65,889	$(2,720)	$1,463	$1,945	$66,577

	Three Months Ended September 30, 2019
	Business	Consumer	Consumer	Consumer	Home		Acquired
(000’s omitted)	Lending	Mortgage	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$17,769	$10,763	$14,345	$3,184	$2,103	$991	$155	$49,310
Charge-offs	(305)	(200)	(2,224)	(456)	(45)	0	0	(3,230)
Recoveries	290	8	1,095	167	32	0	0	1,592
Provision	301	(94)	1,221	383	(8)	(53)	1	1,751
Ending balance	$18,055	$10,477	$14,437	$3,278	$2,082	$938	$156	$49,423

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

	Nine Months Ended September 30, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of			Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$288	$19,714	$(919)	$289	$2,483	$5,507	$27,074
Consumer mortgage	10,269	(1,051)	9,218	(668)	67	146	3,501	12,264
Consumer indirect	13,712	(997)	12,715	(4,791)	3,107	183	3,519	14,733
Consumer direct	3,255	(643)	2,612	(1,214)	578	87	1,730	3,793
Home equity	2,129	808	2,937	(178)	23	235	(470)	2,547
Unallocated	957	43	1,000	0	0	0	4	1,004
Purchased credit deteriorated	0	3,072	3,072	(91)	80	528	(42)	3,547
Purchased credit impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses	49,911	1,357	51,268	(7,861)	4,144	3,662	13,749	64,962
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	363	1,615
Total allowance for credit losses and liabilities for off-balance-sheet credit exposures	$49,911	$2,542	$52,453	$(7,861)	$4,144	$3,729	$14,112	$66,577

	Nine Months Ended September 30, 2019
	Business	Consumer	Consumer	Consumer	Home		Acquired
(000’s omitted)	Lending	Mortgage	Indirect	Direct	Equity	Unallocated	Impaired	Total
Beginning balance	$18,522	$10,124	$14,366	$3,095	$2,144	$1,000	$33	$49,284
Charge-offs	(1,774)	(1,040)	(5,529)	(1,436)	(223)	0	0	(10,002)
Recoveries	593	44	3,296	567	68	0	0	4,568
Provision	714	1,349	2,304	1,052	93	(62)	123	5,573
Ending balance	$18,055	$10,477	$14,437	$3,278	$2,082	$938	$156	$49,423

The allowance for credit losses to total loans ratio of 0.87% at September 30, 2020 was 15 basis points higher than the level at both September 30, 2019 and December 31, 2019, primarily due to the decline in economic conditions associated with the COVID-19 pandemic.

Under CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2019. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine expected losses under a life of loan concept. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information to reflect changes as a result of current conditions.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of September 30, 2020. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the impact of COVID-19 and current and future Federal stimulus packages. The scenarios utilized outline a continued weakness in economic activity with peak unemployment ranging from 7% to 11% in the third quarter of 2021 and a general improvement in unemployment levels over the subsequent three quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, and the risk that Paycheck Protection Program will not be forgiven.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company considered projected unemployment and GDP as possible indicators of forecasted losses related to business lending and selected projected unemployment as the best leading indicator given the current economic environment. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to commercial real estate loans and selected projected unemployment as the best leading indicator given the current economic environment. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to mortgage lending and selected projected unemployment as the best leading indicator given the current economic environment. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company considered projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending and selected projected unemployment as the best leading indicator given the current economic environment. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company considered and selected projected unemployment as a possible indicator of forecasted losses related to direct lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the nine months ended September 30, 2020 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$253,368	$26,721	$13,926	$5,994	$39,554	$339,563
Sales	0	37,409	0	0	0	37,409

All the purchases during the nine months ended September 30, 2020 were associated with the Steuben acquisition on June 12, 2020 and all the sales during the nine months ended September 30, 2020 were sales of secondary market eligible residential mortgage loans.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(54,217)	$15,186	$66,475	$(50,057)	$16,418
Other intangibles	90,462	(49,183)	41,279	89,266	(42,571)	46,695
Total amortizing intangibles	$159,865	$(103,400)	$56,465	$155,741	$(92,628)	$63,113

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Oct - Dec 2020	$3,525
2021	12,640
2022	10,844
2023	9,082
2024	7,551
Thereafter	12,823
Total	$56,465

Shown below are the components of the Company’s goodwill at December 31, 2019 and September 30, 2020:

(000’s omitted)	December 31, 2019	Activity	September 30, 2020
Goodwill, net	$773,810	$19,939	$793,749

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of September 30, 2020, the Company sponsors one business trust, Community Capital Trust IV (“CCT IV”), of which 100% of the common stock is owned by the Company. The Company previously sponsored Steuben Statutory Trust ("SST II ") until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The Company previously sponsored MBVT Statutory Trust I (“MBVT I”) and Kinderhook Capital Trust (“KCT”) until September 16, 2019 when the Company exercised its right to redeem all of the MBVT I and KCT debentures and associated preferred securities for a total of $20.6 million and $2.1 million, respectively. The common stock of MBVT I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition, the common stock of KCT was acquired in the Kinderhook acquisition and the common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of such trust. Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. As of September 30, 2020, the terms of the preferred securities of CCT IV are as follows:

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (1.90%)	12/15/2036	Par

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $3.9 million contribution to its defined benefit pension plan in the second quarter of 2020, and made a $3.5 million contribution to the Steuben Trust Company Pension Plan in the third quarter of 2020. The Company made a $7.3 million contribution to its defined benefit pension plan in the first quarter of 2019.

The net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1,438	$1,270	$4,313	$3,811	$0	$0	$0	$0
Interest cost	1,356	1,566	4,068	4,698	15	18	43	53
Expected return on plan assets	(3,932)	(3,578)	(11,796)	(10,733)	0	0	0	0
Amortization of unrecognized net loss	810	642	2,430	1,926	10	9	30	28
Amortization of prior service cost	60	17	180	48	(45)	(45)	(134)	(134)
Net periodic benefit	$(268)	$(83)	$(805)	$(250)	$(20)	$(18)	$(61)	$(53)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2020.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.5 million and 0.7 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2020, respectively, compared to 0.5 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2019 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2020	2019	2020	2019
Net income	$42,809	$39,218	$118,191	$126,179
Income attributable to unvested stock-based compensation awards	(147)	(102)	(432)	(331)
Income available to common shareholders	$42,662	$39,116	$117,759	$125,848

Weighted-average common shares outstanding – basic	53,650	51,750	52,727	51,644
Basic earnings per share	$0.80	$0.76	$2.23	$2.44

Net income	$42,809	$39,218	$118,191	$126,179
Income attributable to unvested stock-based compensation awards	(147)	(102)	(432)	(331)
Income available to common shareholders	$42,662	$39,116	$117,759	$125,848

Weighted-average common shares outstanding – basic	53,650	51,750	52,727	51,644
Assumed exercise of stock options	324	496	356	522
Weighted-average common shares outstanding – diluted	53,974	52,246	53,083	52,166
Diluted earnings per share	$0.79	$0.75	$2.22	$2.41

Stock Repurchase Program

At its December 2018 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2019. At its December 2019 meeting, the Board approved a similar program for 2020, authorizing the repurchase of up to 2.6 million shares of the Company’s common stock through December 31, 2020. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company did not repurchase any shares under the authorized plan during the first nine months of 2020 or 2019.

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

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

The contract amounts of commitments and contingencies are as follows:

	September 30,	December 31,
(000's omitted)	2020	2019
Commitments to extend credit	$1,201,285	$1,143,780
Standby letters of credit	43,283	37,872
Total	$1,244,568	$1,181,652

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

During the three months and nine months ending September 30, 2020, the Company recorded $3.0 million in litigation accrual related to an anticipated settlement, following mediation, of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures and certain overdraft fees assessed pursuant to such terms and disclosures. The Company anticipates it will execute a settlement agreement with the plaintiffs on the matter in the fourth quarter of 2020 and does not anticipate that additional amounts will be accrued for this matter in future periods. The settlement, which is subject to documentation and Court approval, will provide for a release of all claims asserted by class members in the action.

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

September 30, 2020

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. There were no transfers between any of the levels for the periods presented.

	September 30, 2020
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,982,893	$166,277	$0	$2,149,170
Obligations of state and political subdivisions	0	493,496	0	493,496
Government agency mortgage-backed securities	0	523,974	0	523,974
Corporate debt securities	0	4,602	0	4,602
Government agency collateralized mortgage obligations	0	51,480	0	51,480
Total available-for-sale investment securities	1,982,893	1,239,829	0	3,222,722
Equity securities	423	0	0	423
Mortgage loans held for sale	0	8,151	0	8,151
Commitments to originate real estate loans for sale	0	0	2,684	2,684
Forward sales commitments	0	510	0	510
Interest rate swap agreements asset	0	1,756	0	1,756
Interest rate swap agreements liability	0	(1,194)	0	(1,194)
Total	$1,983,316	$1,249,052	$2,684	$3,235,052

	December 31, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,878,705	$165,054	$0	$2,043,759
Obligations of state and political subdivisions	0	512,208	0	512,208
Government agency mortgage-backed securities	0	432,862	0	432,862
Corporate debt securities	0	2,528	0	2,528
Government agency collateralized mortgage obligations	0	53,071	0	53,071
Total available-for-sale investment securities	1,878,705	1,165,723	0	3,044,428
Equity securities	451	0	0	451
Interest rate swap agreements asset	0	851	0	851
Interest rate swap agreements liability	0	(586)	0	(586)
Total	$1,879,156	$1,165,988	0	$3,045,144

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

●	Mortgage loans held for sale –The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $7.9 million at September 30, 2020. The Company did not have any mortgage loans held for sale at December 31, 2019. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2020				December 31, 2019
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$6,808	$6,808	$0	$0	$848	$848
Other real estate owned	0	0	1,209	1,209	0	0	1,270	1,270
Mortgage servicing rights	0	0	460	460	0	0	56	56
Total	$0	$0	$8,477	$8,477	$0	$0	$2,174	$2,174

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 15.2% to 53.5% at September 30, 2020 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.2 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted)	September 30, 2020	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$6,808	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.7% (58.8%)
Other real estate owned	1,209	Fair value of collateral	Estimated cost of disposal/market adjustment	15.2% - 53.5% (31.3%)
Commitments to originate real estate loans for sale	2,684	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	13.8% - 14.7% (14.6%)
			Weighted average discount rate	1.22% - 1.98% (1.92%)
			Adequate compensation	$7/loan

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted)	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	1,270	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (37.1%)
Mortgage servicing rights	56	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	3.00%
			Adequate compensation	$7/loan

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

The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$7,393,681	$7,710,461	$6,840,632	$7,028,663
Financial liabilities:
Deposits	11,120,590	11,135,779	8,994,967	8,997,551
Overnight Federal Home Loan Bank borrowings	0	0	8,300	8,300
Securities sold under agreement to repurchase, short-term	280,767	280,767	241,708	241,708
Other Federal Home Loan Bank borrowings	7,681	7,810	3,750	3,755
Subordinated notes payable	13,735	13,735	13,795	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	77,320	77,320

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

September 30, 2020

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at September 30, 2020 and December 31, 2019. The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $14.8 million at September 30, 2020 and $16.4 million at December 31, 2019. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $14.8 million at September 30, 2020 and $16.4 million at December 31, 2019. At September 30, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.43% and the weighted average maturity was 5.5 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 3.72%, the weighted average pay rate was 4.39% and the weighted average maturity was 6.1 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.7 million at September 30, 2020, and $6.2 million at December 31, 2019, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At September 30, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.8 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 2.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and nine months ended September 30, 2020 are immaterial.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

As of September 30, 2020 and December 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	September 30,	December 31,	September 30,	December 31,
the Hedged Item Is Included	2020	2019	2020	2019
Loans	$5,611	$6,390	$(562)	$(265)

Fair values of derivative instruments as of September 30, 2020 and December 31, 2019 are as follows:

(000’s omitted)	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$562

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,194	Accrued interest and other liabilities	$1,194
Commitments to originate real estate loans for sale	Other assets	2,684
Forward sales commitments	Other assets	510
Total derivatives		$4,950		$1,194

(000’s omitted)	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$265

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	586	Accrued interest and other liabilities	$586
Total derivatives		$851		$586

The Company assessed its counterparty risk at September 30, 2020 and December 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended September 30, 2020
Net interest income	$92,642	$256	$67	$0	$92,965
Provision for credit losses	1,945	0	0	0	1,945
Noninterest revenues	19,756	25,651	15,706	(1,454)	59,659
Amortization of intangible assets	1,379	1,409	793	0	3,581
Acquisition expenses	796	0	0	0	796
Other operating expenses	67,193	15,078	11,772	(1,454)	92,589
Income before income taxes	$41,085	$9,420	$3,208	$0	$53,713
Assets	$13,674,995	$210,679	$80,528	$(120,877)	$13,845,325
Goodwill	$690,162	$83,275	$20,312	$0	$793,749
Core deposit intangibles & Other intangibles	$15,186	$33,461	$7,818	$0	$56,465

Three Months Ended September 30, 2019
Net interest income	$91,018	$209	$49	$0	$91,276
Provision for credit losses	1,751	0	0	0	1,751
Noninterest revenues	17,790	24,830	15,143	(669)	57,094
Amortization of intangible assets	1,439	1,667	854	0	3,960
Acquisition expenses	6,061	0	0	0	6,061
Other operating expenses	61,839	14,721	11,017	(669)	86,908
Income before income taxes	$37,718	$8,651	$3,321	$0	$49,690
Assets	$11,398,191	$201,442	$74,169	$(76,505)	$11,597,297
Goodwill	$670,023	$83,275	$20,312	$0	$773,610
Core deposit intangibles & Other intangibles	$17,872	$39,440	$9,763	$0	$67,075

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Nine Months Ended September 30, 2020
Net interest income	$274,051	$742	$177	$0	$274,970
Provision for credit losses	17,313	0	0	0	17,313
Noninterest revenues	53,428	76,080	46,058	(4,347)	171,219
Amortization of intangible assets	4,160	4,314	2,298	0	10,772
Acquisition expenses	4,537	0	0	0	4,537
Other operating expenses	190,523	45,157	34,890	(4,347)	266,223
Income before income taxes	$110,946	$27,351	$9,047	$0	$147,344

Nine Months Ended September 30, 2019
Net interest income	$265,860	$448	$127	$0	$266,435
Provision for credit losses	5,573	0	0	0	5,573
Noninterest revenues	57,059	73,919	44,749	(2,231)	173,496
Amortization of intangible assets	4,297	5,105	2,592	0	11,994
Acquisition expenses	7,789	0	0	0	7,789
Other operating expenses	182,186	43,985	33,034	(2,231)	256,974
Income before income taxes	$123,074	$25,277	$9,250	$0	$157,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2020 and 2019, although in some circumstances the second and first quarters of 2020 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 41. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2020, “third quarter” refers to the three months ended September 30, 2020, “YTD” refers to the nine months ended September 30, 2020, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 66.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 65-75 of the most recent Form 10-K (fiscal year ended December 31, 2019) filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 12-19 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities, net gain on sale of investments and litigation accrual. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, net gain on sale of investments, unrealized gain (loss) on equity securities and litigation accrual from income before income taxes. The amounts for such items are presented in the tables that accompany this Quarterly Report on Form 10-Q. Although these items are non-GAAP measures, the Company’s management believes this information helps investors understand the effect of acquisition and other non-recurring activity in its reported results. Diluted adjusted net earnings per share were $0.88 in the third quarter of 2020, up $0.08, or 10.0%, from the second quarter of 2020 and consistent with the $0.88 in the third quarter of 2019. Adjusted pre-tax, pre-provision net revenue was $1.10 per share, up $0.02, or 1.9%, from the second quarter of 2020 and consistent with the third quarter of 2019. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies and divestitures/consolidations and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and optimize interest rate risk, yield and liquidity, (iv) increase the noninterest component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.7 million of assets, including $339.0 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.3 million was recognized as a result of the merger.

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

Third quarter net income increased compared to the third quarter of 2019 by $3.6 million, or 9.2%, and YTD net income decreased compared to 2019 YTD by $8.0 million, or 6.3%. Earnings per share of $0.79 for the third quarter of 2020 was $0.04 more than the third quarter of 2019, and 2020 YTD earnings per share of $2.22 was $0.19 lower than 2019 YTD earnings per share.

Third quarter and YTD net income adjusted to exclude noninterest expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities, net gain on sale of investments and litigation accrual expense (“operating net income”), a non-GAAP measure, of $45.8 million and $126.7 million, respectively, increased $1.8 million, or 4.1%, as compared to the third quarter of 2019 and decreased $1.7 million, or 1.3%, compared to September YTD 2019. Earnings per share adjusted to exclude noninterest expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities, net gain on sale of investments and litigation accrual expense (“operating earnings per share”), a non-GAAP measure, of $0.85 for the third quarter increased $0.01 compared to the third quarter of 2019. Operating earnings per share of $2.38 for the first nine months of 2020 decreased $0.07 compared to the prior year period. The declines in operating net income and operating earnings per share on a YTD basis were primarily due to expected credit losses related to the novel coronavirus (“COVID-19”) pandemic and its associated persistent adverse impact on economic and business operating conditions.

Third quarter and YTD net income adjusted to exclude income taxes, provision for credit losses, noninterest expenses associated with acquisitions, the unrealized gain (loss) on equity securities, net gain on sale of investments and litigation accrual expense (“adjusted pre-tax, pre-provision net revenue”), a non-GAAP measure, of $59.4 million for the third quarter increased $1.9 million, or 3.3%, as compared to the third quarter of 2019. Adjusted pre-tax, pre-provision net revenue of $172.2 million for the first nine months of 2020 increased $6.1 million, or 3.7%, as compared to the first nine months of 2019. Earnings per share adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions, the unrealized gain (loss) on equity securities, net gain on sale of investments and litigation accrual expense (“adjusted pre-tax, pre-provision net revenue per share”), a non-GAAP measure, of $1.10 for the third quarter of 2020 was consistent with the third quarter of 2019, and 2020 YTD adjusted pre-tax, pre-provision net revenue per share of $3.23 was $0.06 higher than the prior YTD period.

Loans and deposits increased on both an average and ending basis as compared to the prior year third quarter due to the Steuben acquisition in the second quarter of 2020 and a significant increase in government stimulus-related deposit funding, including from Paycheck Protection Program (“PPP”) lending, in the second and third quarters of 2020. Market interest rates for loans, investments and deposits have decreased over the past year. In connection with these lower rates, the Company’s interest-earning asset yield for the first nine months of 2020 decreased 48 basis points from the year-earlier period, as the rate earned on loans and investments both decreased from the prior year period. The Company’s total cost of funds for the first nine months of 2020 decreased seven basis points from the year earlier period, as the Company’s deposit funding cost and the rate on borrowings both decreased from the prior year period. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The provision for credit losses of $1.9 million for the third quarter and $17.3 million for YTD 2020, were $0.1 million and $11.7 million higher than comparable prior year periods, respectively. The YTD increase was driven by $3.2 million of acquisition-related provision due to the Steuben transaction and an increase in expected credit losses largely due to the COVID-19 pandemic. Net charge-offs were $1.3 million for the third quarter and $3.7 million for the first nine months of 2020, compared to $1.6 million of net charge-offs for the prior year third quarter and $5.4 million for the first nine months of 2019. The third quarter 2020 nonperforming loans to total loans ratio of 0.43% increased one basis point in comparison to the third quarter of 2019 and the delinquent loans to total loans ratio of 0.79% decreased six basis points versus one year earlier. The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

COVID-19 Pandemic

As the COVID-19 events unfolded throughout the first nine months of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect its employees and assure workforce continuity and operational redundancy, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its extensive bank branch network in the first quarter of 2020. The Company also maintained active communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards. Late in the second quarter, the Company implemented a return-to-work plan and currently has the majority of its employees working in a traditional office environment. In addition, it re-opened the majority of its customer service facilities to the public.

Although there remains uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the crisis. The Company’s capital planning and management activities, coupled with its historically strong earnings performance, diversified streams of revenue and prudent dividend practices, have allowed it to build and maintain strong capital reserves. Shareholders’ equity of $2.10 billion at September 30, 2020 was $17.3 million, or 0.8%, higher than the second quarter of 2020 and $258.2 million, or 14.0%, higher than September 30, 2019. The increase in shareholders’ equity over the last four quarters was primarily driven by earnings retention, as well as the Steuben acquisition and an increase in accumulated other comprehensive income due primarily to an increase in net unrealized gains on the Company’s available-for-sale investment securities portfolio. At September 30, 2020, all of the Company’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.21% at September 30, 2020, which represents more than two times the regulatory well-capitalized standard of 5.0%. This compares to 10.76% at the end of the third quarter of 2019 and 10.79% at the end of the second quarter of 2020, with the modest declines in the ratio primarily being driven by stimulus-aided organic asset growth generated from the significant deposit inflows largely resulting from federal government stimulus programs associated with the pandemic. The Company’s net tangible equity to net tangible assets ratio was 9.92% at September 30, 2020, up from 9.68% a year earlier and down from 10.08% at the end of the second quarter of 2020. The decrease in the net tangible equity to net tangible assets ratio during the third quarter was due to the significant organic growth in total assets between the comparable periods as a result of the strong inflow of deposits noted above, and the year-over-year increase was partially driven by the substantial increase in net unrealized gains on the Company’s available-for-sale investment securities.

The Company’s liquidity position remains extremely strong. The Bank, the Company’s primary subsidiary, maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings, interest checking and money market deposit accounts with customers that operate, reside or work within its branch footprint. At September 30, 2020, the Company’s cash and cash equivalents balances, net of float, were $1.73 billion. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly-liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. At September 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $3.22 billion, $1.28 billion of which was unpledged as collateral. Net unrealized gains on the portfolio were $154.3 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at September 30, 2020 was $1.65 billion and it maintained $259.4 million of availability at the Federal Reserve Bank’s discount window. Furthermore, the Company has not experienced significant draws on available business and consumer lines of credit or observed any significant or unusual customer activity that portends unmanageable levels of stress on the Company’s liquidity profile since the inception of the pandemic.

The Company participated in both rounds of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of September 30, 2020, the Company’s business lending portfolio included 3,473 PPP loans with a total balance of $507.2 million. This includes 204 loans with a total balance of $14.8 million acquired in connection with the Steuben acquisition. The Company experienced high levels of customer utilization of the PPP loan program, but also believes that its liquidity resources are more than sufficient to meet these and other funding requirements of its borrowers. The Company anticipates that the SBA will grant forgiveness for the majority of the PPP loans over the next several quarters resulting in a significant reduction in business lending balances and accelerated recognition of net deferred PPP origination fees of $11.1 million at September 30, 2020.

From a credit risk and lending perspective, the Company has taken actions to identify, assess and monitor its COVID-19 related credit exposures based on asset class and borrower type. No specific credit impairment has been identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio since the onset of the pandemic. With respect to the Company’s lending activities, the Company implemented a customer forbearance program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The Company processed more than 5,000 borrower forbearance requests granting approximately $950 million in deferrals through the first nine months of the year. As of September 30, 2020, the Company had 216 borrowers in forbearance due to COVID-19, representing approximately $193 million in outstanding loan balances, or 2.6% of total loans outstanding. These forbearances were comprised of 156 business borrowers representing approximately $189 million in outstanding loan balances and 60 consumer borrowers representing approximately $4 million in outstanding loan balances. Business lending, consumer direct, and consumer indirect loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans will not accrue interest on the deferred payments during the deferment period. Borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current (non-delinquent and performing) loans throughout the agreed upon deferral period unless otherwise classified as nonaccrual. Through the end of the third quarter, the payment deferrals granted under COVID-19 related forbearance were deemed to be an insignificant borrower concession, and therefore, not classified as troubled-debt restructured ("TDR") loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and nonperforming loan status. The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status. The Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during the fourth quarter of 2020, but also anticipates that delinquent and nonperforming loans will increase in future periods as borrowers that continue to experience COVID-19 related financial hardship will be unable to resume loan payments consistent with their contractual obligations. While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires. Once these deferrals expire, it may become apparent that more customers than expected are unable to fully meet their lending obligations and the Company may be required to make additional provisions for credit losses.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products during the remainder of the fourth quarter of 2020 and likely for a significant portion of 2021. The CARES Act is expected to have an immaterial impact as it relates to income taxes and the Company will continue to assess impacts in future periods. The short and long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings, allowance for credit losses, capital reserves, and liquidity are difficult to assess and remain uncertain at this time.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $42.8 million and $118.2 million, respectively, increased $3.6 million, or 9.2%, as compared to the third quarter of 2019 and decreased $8.0 million, or 6.3%, compared to September 2019 YTD. Earnings per share of $0.79 for the third quarter was $0.04 higher than the third quarter of 2019, while earnings per share for the first nine months of 2020 of $2.22 was $0.19 lower than the first nine months of 2019. The increase in net income and earnings per share for the quarter are primarily the result of increases in noninterest revenues and net interest income, lower acquisition expenses and a lower effective tax rate, partially offset by increases in noninterest expenses, provision for credit losses, and diluted shares outstanding. The YTD decrease in net income and earnings per share are primarily the result of a higher provision for credit losses, higher noninterest expenses, lower noninterest revenues and an increase in diluted shares outstanding, partially offset by higher net interest income, lower acquisition expenses and a lower effective tax rate. Operating net income of $45.8 million and $126.7 million for the third quarter and September YTD, respectively, increased $1.8 million, or 4.1%, as compared to the third quarter of 2019 and decreased $1.7 million, or 1.3%, compared to September YTD 2019. Operating earnings per share of $0.85 for the third quarter, was up $0.01 compared to the third quarter of 2019, while operating earnings per share of $2.38 for the first nine months of 2020, was down $0.07 compared to the first nine months of 2019. The YTD decreases in operating net income and earnings per share are primarily due to the COVID-19 pandemic’s impact on credit loss expectations and noninterest revenues. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $93.0 million was up $1.7 million, or 1.9%, from the comparable prior year period. Net interest income for the first nine months of 2020 increased $8.5 million, or 3.2%, versus the first nine months of 2019. The quarterly and year-over-year improvement resulted from an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liability balances.

The provision for credit losses for the third quarter and September YTD increased $0.2 million and $11.7 million as compared to the third quarter and first nine months of 2019, respectively. The YTD increase is reflective of expected credit losses related to COVID-19 and the associated persistent adverse impact on economic and business operating conditions and $3.2 million of provision for credit losses recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition. The Company recorded $5.6 million in the provision for credit losses during the first quarter of 2020 and $9.8 million in the second quarter of 2020. The second quarter provision for credit losses included the aforementioned $3.2 million of provision for credit losses associated with the acquisition of Steuben with the remaining $6.6 million largely attributable to COVID-19 related factors. The decrease in the provision for credit losses during the third quarter, as compared to the prior two quarters, was due to improving economic conditions, modest levels of delinquent and nonperforming loans, a decrease in loans outstanding, low levels of net charge-offs and a large decrease in the number and balances of loans subject to borrower forbearance. During the first two quarters of 2020 during the height of the COVID-19 pandemic, financial conditions deteriorated rapidly as state governments shutdown business activities in the Company’s markets and unemployment levels spiked. These conditions drove the Company to build its allowance for credit losses during the first two quarters of 2020 to account for increased expected life of loan losses in the loan portfolio. It is expected that improving conditions, including a continued decline in unemployment rates, will have a dampening impact on provision amounts in the coming quarters, potentially resulting in a reversal of credit losses. However, this may be offset by the Company’s anticipation that there may be a significant increase in delinquency and nonperforming loan balances in future quarters due to it being unlikely that all COVID-affected borrowers will resume full payment of contractual amounts upon expiration of their forbearance agreement.

Third quarter and year-to-date noninterest revenues were $59.7 million and $171.2 million, respectively, up $2.6 million, or 4.5%, from the third quarter of 2019 and down $2.3 million, or 1.3%, from the first nine months of 2019. The increase compared to the prior year’s third quarter was primarily a result of increases in mortgage banking revenue, employee benefit services revenue, debit interchange and ATM fees, wealth management services revenue and insurance services revenue, partially offset by declines in deposit service charges and fees, other banking revenue and unrealized gains and losses on equity securities. The YTD decrease was due to declines in deposit service charges and fees, the absence of a net gain on the sale of available-for-sale investment securities, and declines in other banking revenues and unrealized gains and losses on equity securities, partially offset by increases in mortgage banking revenue, employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, and insurance services revenue.

Noninterest expenses of $97.0 million and $281.5 million for the third quarter and September YTD periods, respectively, reflected a slight increase from the third quarter of 2019 and an increase of $4.8 million, or 1.7%, from the first nine months of 2019. The slight increase in noninterest expenses for the quarter was due to increases in litigation accrual expense, data processing and communications expenses, salaries and employee benefits primarily related to annual merit-based personnel cost increases, business development and marketing expenses and occupancy and equipment expenses, partially offset by decreases in acquisition-related expenses associated with the Steuben and Kinderhook acquisitions, other expenses, amortization of intangible assets, and legal and professional fees. The YTD increase in noninterest expenses was due to increases in salaries and benefits primarily related to annual merit-based personnel cost increases, litigation accrual expense, data processing and communications expenses, occupancy and equipment expenses and legal and professional fees partially offset by decreases in other expenses, acquisition-related expenses associated with the Steuben and Kinderhook acquisitions, business development and marketing expenses, and amortization of intangible assets. Excluding litigation accrual and acquisition-related expenses, 2020 operating expenses were $2.4 million, or 2.6%, higher for the third quarter and $5.1 million, or 1.9%, higher for the year-to-date timeframe.

The effective income tax rates were 20.3% and 19.8% for the third quarter and YTD 2020, respectively, as compared to 21.1% and 19.9% for the comparable prior year periods. The decrease in effective tax rates compared to the prior year periods was due to the impact of changes in state apportionment partially offset by lower levels of tax benefits related to stock-based compensation activity.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2020	2019	2020	2019
Net interest income	$92,965	$91,276	$274,970	$266,435
Provision for credit losses	1,945	1,751	17,313	5,573
Noninterest revenues	59,659	57,094	171,219	173,496
Noninterest expenses	96,966	96,929	281,532	276,757
Income before income taxes	53,713	49,690	147,344	157,601
Income taxes	10,904	10,472	29,153	31,422
Net income	$42,809	$39,218	$118,191	$126,179

Diluted weighted average common shares outstanding	54,159	52,382	53,276	52,301
Diluted earnings per share	$0.79	$0.75	$2.22	$2.41

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $93.9 million, a $1.7 million, or 1.8%, increase from the same period last year. The increase was driven by a $2.15 billion increase in average interest-earning assets and a 20 basis point decrease in the average rate paid on interest-bearing liabilities from the third quarter of 2019, partially offset by a 75 basis point decrease in the average yield on interest-earning assets and a $1.16 billion increase in average interest-bearing liabilities. As reflected in Table 3, net interest income for the third quarter was favorably impacted by $19.6 million due to the volume increase in interest-earning assets and $4.0 million due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by unfavorable impacts on net interest income of $20.8 million due to the decrease in the average yield on interest-earning assets and $1.1 million due to the volume increase in interest-bearing liabilities. September YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $278.0 million, increased $8.6 million, or 3.2%, from the year-earlier period. The September YTD increase resulted from a $1.50 billion increase in average interest-earning assets and a nine basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 48 basis point decrease in the average yield on interest-earning assets and an $859.9 million increase in average interest-bearing liabilities. As reflected in Table 3, the favorable impacts on net interest income for September YTD was due to the volume increase in interest-earning assets of $42.4 million and decrease in the average rate paid on interest-bearing liabilities of $4.8 million, partially offset by unfavorable impacts on net interest income of the decrease in the average yield on interest-earning assets of $36.3 million and the volume increase in interest-bearing liabilities of $2.3 million.

The net interest margin of 3.12% for the third quarter of 2020 was 61 basis points lower as compared to the third quarter of 2019. The decrease was the result of a 75 basis point decrease in the interest-earning asset yield, partially offset by a 20 basis point decrease in the average rate on interest-bearing liabilities. The net interest margin of 3.36% for the first nine months of 2020 was 42 basis points lower than the comparable period of 2019. The yield on interest-earning assets decreased 48 basis points, while the rate on interest-bearing liabilities decreased by nine basis points for the first nine months of 2020 as compared to the prior year period.

The 75 basis point decrease in the average yield on interest-earning assets for the quarter was the result of a decrease in the average yield on loans and investments. For the third quarter, the average yield on loans decreased by 49 basis points and the average yield on investments, including cash equivalents, decreased 85 basis points compared to the prior year. The 48 basis point decrease in the yield on interest-earning assets for the first nine months of 2020 was the result of a 33 basis point decrease in the average yield on loans and a 61 basis point decrease in the average yield on investments, including cash equivalents, compared to the comparable period of 2019. The decrease in the loan and investment yields were driven by declines in market rates and a significant increase in the amount of low-rate cash equivalents held, included the impact of a $0.9 million YTD decrease in loan pre-payment fees and a $0.1 million YTD decrease in acquired non-impaired loan accretion.

The average rate on interest-bearing liabilities decreased by 20 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 20 basis points and the average rate paid on external borrowings decreased 87 basis points from the prior year quarter. For the first nine months of 2020, the average rate on interest-bearing liabilities decreased by nine basis points from the comparable prior year period as the average rate on interest-bearing deposits decreased six basis points and the average rate on external borrowings decreased 50 basis points. The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on overnight borrowings and subordinated debt due to decreases in market interest rates.

The third quarter and YTD average balance of investments, including cash equivalents, increased $1.38 billion and $733.6 million, respectively, as compared to the corresponding prior year periods. The cash equivalents component of average earning assets increased $635.2 million and $372.4 million for the third quarter and YTD periods, respectively, compared to the prior year periods. The increase in cash equivalents was primarily due to an influx of CARES Act-related Federal stimulus payments during the second quarter. Average loan balances increased $773.1 million for the quarter and $766.4 million YTD as compared to the prior year, with growth for both periods driven by the Steuben acquisition in the second quarter of 2020 and a significant increase in business lending due to $492.4 million of PPP loan originations during the second quarter of 2020.

Average interest-bearing deposits increased $1.16 billion compared to the prior year quarter and $875.5 million compared to the prior YTD period. The increase in average interest-bearing deposits was due to increases in interest checking, savings, time, and money market deposits due primarily to the Kinderhook acquisition in the third quarter of 2019, the Steuben acquisition in the second quarter of 2020 and larger than anticipated net inflows of funds associated with government stimulus programs in the second quarter of 2020. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), increased $0.3 million and decreased $15.6 million for the quarter and YTD periods respectively. The decrease from the prior YTD period was primarily due to the redemption of trust preferred subordinated debt held by MBVT Statutory Trust I and Kinderhook Capital Trust, unconsolidated subsidiary trusts, during the third quarter of 2019, the redemption of trust preferred subordinated debt held by Steuben Statutory Trust II, an unconsolidated subsidiary trust, during the third quarter of 2020 and a decrease in average customer repurchase agreement balances, partially offset by the addition of subordinated notes payable and other FHLB borrowings assumed with the Kinderhook acquisition during the third quarter of 2019 and the addition of other FHLB borrowings assumed with the Steuben acquisition during the second quarter of 2020.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30,2020			September 30,2019
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$1,300,981	$332	0.10%	$665,862	$3,670	2.19%
Taxable investment securities (1)	2,686,120	14,549	2.15%	1,990,979	12,192	2.43%
Nontaxable investment securities (1)	461,963	3,747	3.23%	413,437	3,608	3.46%
Loans (net of unearned discount) (2)	7,508,895	79,825	4.23%	6,735,776	80,162	4.72%
Total interest-earning assets	11,957,959	98,453	3.28%	9,806,054	99,632	4.03%
Noninterest-earning assets	1,585,501			1,423,865
Total assets	$13,543,460			$11,229,919

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$6,658,778	966	0.06%	$5,542,323	2,808	0.20%
Time deposits	962,428	2,689	1.11%	919,820	3,051	1.32%
Customer repurchase agreements	190,781	250	0.52%	179,062	329	0.73%
FHLB borrowings	7,689	42	2.14%	4,020	18	1.78%
Subordinated notes payable	13,748	184	5.33%	11,851	161	5.40%
Subordinated debt held by unconsolidated subsidiary trusts	79,023	394	1.98%	96,034	1,004	4.15%
Total interest-bearing liabilities	7,912,447	4,525	0.23%	6,753,110	7,371	0.43%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,312,841			2,458,831
Other liabilities	222,961			193,109
Shareholders' equity	2,095,211			1,824,869
Total liabilities and shareholders' equity	$13,543,460			$11,229,919

Net interest earnings		$93,928			$92,261

Net interest spread			3.05%			3.60%
Net interest margin on interest-earning assets			3.12%			3.73%

Fully tax-equivalent adjustment (3)		$963			$985

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30,2019
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$748,236	$794	0.14%	$375,818	$6,339	2.26%
Taxable investment securities (1)	2,627,302	44,839	2.28%	2,319,994	43,037	2.48%
Nontaxable investment securities (1)	458,617	11,520	3.36%	404,741	10,879	3.59%
Loans (net of unearned discount) (2)	7,202,830	237,534	4.41%	6,436,474	228,408	4.74%
Total interest-earning assets	11,036,985	294,687	3.57%	9,537,027	288,663	4.05%
Noninterest-earning assets	1,527,615			1,361,493
Total assets	$12,564,600			$10,898,520

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$6,187,919	4,672	0.10%	$5,436,854	7,825	0.19%
Time deposits	935,783	8,701	1.24%	811,346	6,701	1.10%
Customer repurchase agreements	208,317	1,108	0.71%	215,459	1,189	0.74%
FHLB borrowings	11,988	172	1.92%	10,990	208	2.53%
Subordinated notes payable	13,767	553	5.37%	3,994	161	5.40%
Subordinated debt held by unconsolidated subsidiary trusts	78,027	1,501	2.57%	97,297	3,161	4.34%
Total interest-bearing liabilities	7,435,801	16,707	0.30%	6,575,940	19,245	0.39%
Noninterest-bearing liabilities:
Noninterest checking deposits	2,913,492			2,361,569
Other liabilities	212,510			185,456
Shareholders' equity	2,002,797			1,775,555
Total liabilities and shareholders' equity	$12,564,600			$10,898,520

Net interest earnings		$277,980			$269,418

Net interest spread			3.27%			3.66%
Net interest margin on interest-earning assets			3.36%			3.78%

Fully tax-equivalent adjustment (3)		$3,010			$2,983

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	versus September 30, 2019			versus September 30, 2019
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$1,831	$(5,169)	$(3,338)	$3,256	$(8,801)	$(5,545)
Taxable investment securities	3,887	(1,530)	2,357	5,416	(3,614)	1,802
Nontaxable investment securities	405	(266)	139	1,385	(744)	641
Loans (net of unearned discount)	8,692	(9,029)	(337)	25,989	(16,863)	9,126
Total interest-earning assets (2)	19,640	(20,819)	(1,179)	42,341	(36,317)	6,024

Interest paid on:
Interest checking, savings and money market deposits	477	(2,319)	(1,842)	965	(4,118)	(3,153)
Time deposits	136	(498)	(362)	1,099	901	2,000
Customer repurchase agreements	21	(100)	(79)	(39)	(42)	(81)
FHLB borrowings	19	5	24	18	(54)	(36)
Subordinated notes payable	26	(3)	23	393	(1)	392
Subordinated debt held by unconsolidated subsidiary trusts	(154)	(456)	(610)	(543)	(1,117)	(1,660)
Total interest-bearing liabilities (2)	1,109	(3,955)	(2,846)	2,301	(4,839)	(2,538)

Net interest earnings (2)	$18,338	$(16,671)	$1,667	$39,653	$(31,091)	$8,562

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its fourth quarter net interest margin to remain depressed due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in the latter half of the first quarter which are expected to remain in place. In the near term, expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. While the Company anticipates assisting the majority of the Company’s PPP borrowers with forgiveness requests during the fourth quarter of 2020 and throughout 2021, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner is uncertain at this time. For these reasons, although the stated interest rate on PPP loans is fixed at 1.0%, it is uncertain as to the timing for which the Company’s remaining $11.3 million in net deferred PPP origination fees will be recognized as interest income and may cause earnings asset yield volatility as loans are forgiven by the SBA.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc., and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc.). Additionally, the Company has other transactions, including both realized and unrealized gains or losses on equity securities and investment securities.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2020	2019	2020	2019
Employee benefit services	$25,159	$24,329	$74,593	$72,170
Deposit service charges and fees	7,899	11,322	25,318	32,435
Mortgage banking	3,908	(138)	6,199	276
Debit interchange and ATM fees	6,361	5,598	17,404	16,345
Insurance services	8,531	8,527	24,772	24,718
Wealth management services	6,889	6,363	20,389	19,290
Other banking revenues	924	1,083	2,574	3,352
Subtotal	59,671	57,084	171,249	168,586
Gain on sale of investment securities, net	0	0	0	4,882
Unrealized (loss) gain on equity securities	(12)	10	(30)	28
Total noninterest revenues	$59,659	$57,094	$171,219	$173,496

Noninterest revenues/operating revenues (FTE basis) (1)	39.2%	38.6%	38.5%	38.9%

(1)	For purposes of this ratio noninterest revenues exclude net gain on sale of investment securities and unrealized gain (loss) on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities and unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding net gain on sale of investment securities and unrealized gain (loss) on equity securities, were $59.7 million for the third quarter of 2020 and $171.2 million for the first nine months of 2020. This represents an increase of $2.6 million, or 4.5%, for the quarter and an increase of $2.7 million, or 1.6%, for the YTD period in comparison to the equivalent 2019 periods. The increase for the quarterly period was driven by increases in banking noninterest revenue, employee benefit services revenue, wealth management services revenue and insurance services revenue. The increase for the YTD period was due to increases in employee benefit services revenue, wealth management services revenue and insurance services revenue, partially offset by a decrease in banking noninterest revenue. In addition to noninterest revenues from recurring banking noninterest revenue and financial services revenues, the Company sold $590.2 million of its available-for-sale Treasury securities in the second quarter of 2019 resulting in a net realized gain of $4.9 million.

Banking noninterest revenue of $19.1 million for the third quarter and $51.5 million for the first nine months of 2020 increased $1.2 million, or 6.9%, and decreased $0.9 million, or 1.7%, respectively, as compared to the corresponding prior year periods. The quarterly increase was primarily driven by an increase in mortgage banking revenues, reflective of the Company’s increased commitment to sell secondary market eligible residential mortgage loans and changes in market interest rates during the quarter, as well as an increase in debit interchange and ATM fees that benefitted from the addition of new deposit relationships from the Steuben acquisition, partially offset by decreases in deposit service charges and fees and other banking revenues due to a precipitous drop in deposit transaction activity due to the impact of the COVID-19 pandemic. The YTD decline was primarily driven by decreases in deposit services charges and fees and other banking revenues due to the aforementioned precipitous drop in deposit transaction activity, partially offset by an increase in mortgage banking revenues, reflective of the Company’s increased commitment to sell secondary market eligible residential mortgage loans and the benefit derived from interest rate movements, and debit interchange and ATM fees, reflective of the addition of new deposit relationships from the Kinderhook and Steuben acquisitions.

Employee benefit services revenue increased $0.8 million, or 3.4%, and $2.4 million, or 3.4%, for the three and nine months ended September 30, 2020, respectively, as compared to the prior year periods. This growth primarily related to increases in plan administration, recordkeeping and trustee fees. Insurance services revenue for the third quarter was consistent with the prior year period and was up $0.1 million, or 0.2%, from the prior year YTD period. Wealth management services revenue was up $0.5 million, or 8.3%, for the third quarter of 2020 and was up $1.1 million, or 5.7%, for September 2020 YTD as compared to the same time periods of 2019, and was attributable to organic growth.

The ratio of noninterest revenues to operating revenues (FTE basis) was 39.2% for the quarter and 38.5% for the nine months ended September 30, 2020, respectively, versus 38.6% and 38.9% for the comparable periods of 2019. The decrease for the year-to-date period is a function of a 3.2% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues increased 1.6%.

As the economy continues the re-opening process during the COVID-19 pandemic, the Company anticipates that its deposit service charges and fees revenue and debit interchange and ATM fees revenue will increase slightly in the fourth quarter of 2020 as compared to the third quarter of 2020, barring another shut-down of nonessential businesses in the Company’s market footprint. The Company expects its mortgage banking revenues to decrease in the fourth quarter of 2020 as compared to the third quarter of 2020 as the Company plans to decrease the amount of sales of secondary market eligible residential mortgage loans.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2020	2019	2020	2019
Salaries and employee benefits	$57,280	$56,061	$170,252	$163,448
Occupancy and equipment	10,134	9,801	30,627	29,708
Data processing and communications	12,096	10,675	33,342	30,475
Amortization of intangible assets	3,581	3,960	10,772	11,994
Legal and professional fees	2,365	2,595	8,577	7,999
Business development and marketing	3,145	2,604	7,162	8,532
Litigation accrual	2,950	0	2,950	0
Acquisition expenses	796	6,061	4,537	7,789
Other	4,619	5,172	13,313	16,812
Total noninterest expenses	$96,966	$96,929	$281,532	$276,757
Operating expenses(1)/average assets	2.63%	3.07%	2.80%	3.15%
Efficiency ratio(2)	58.9%	58.8%	59.2%	59.2%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, amortization of intangibles, and litigation accrual expense. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding net gain on sale of investment securities and unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $97.0 million and $281.5 million for the third quarter and YTD periods of 2020, respectively, representing a slight increase from the prior year quarter and an increase of $4.8 million, or 1.7%, from the prior YTD period. Acquisition-related expenses of $0.8 million and $4.5 million are included in third quarter and YTD 2020 noninterest expenses, respectively. This compares to acquisition related expenses of $6.1 million and $7.8 million for the comparable periods of 2019, respectively. The Company recorded $3.0 million of litigation accrual expense in third quarter and YTD 2020 periods due to the accrual of estimated loss from an overdraft disclosure class action lawsuit brought against the Company. Salaries and employee benefits increased $1.2 million, or 2.2%, and $6.8 million, or 4.2%, for the third quarter and YTD periods of 2020, respectively, as compared to the corresponding periods of 2019. The increase in salaries and benefits was due primarily to annual merit-based personnel cost increases and an increase in payroll costs associated with the third quarter 2019 Kinderhook acquisition and the second quarter 2020 Steuben acquisition. The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.3 million for the quarter and up $0.9 million YTD), data processing and communications (up $1.4 million for the quarter and $2.9 million YTD), amortization of intangible assets (down $0.4 million for the quarter and $1.2 million YTD), legal and professional fees (down $0.2 million for the quarter and up $0.6 million YTD), business development and marketing (up $0.5 million for the quarter and down $1.4 million YTD) and other expenses (down $0.6 million for the quarter and $3.5 million YTD) largely attributable to decreased levels of business activities due to the COVID-19 pandemic. Included in other expenses was an increase in non-service related components of the net periodic pension benefit credit (up $0.5 million for the quarter and $1.2 million YTD).

The Company’s efficiency ratio (as defined in the table above) was 58.9% for the third quarter versus 58.8% for the comparable quarter of 2019 as operating expenses (as described above) and operating revenues (as described above) both increased 3.1%. The efficiency ratio of 59.2% for the first nine months of 2020 was consistent with the first nine months of 2019 due to 2.5% higher operating expenses (as described above), while operating revenues (as described above) increased by 2.6%. Current year operating expenses, excluding intangible amortization, litigation accrual expense and acquisition expenses, as a percentage of average assets decreased 44 basis points versus the prior year quarter and was 35 basis points lower than the prior year-to-date period. Operating expenses (as defined above) increased 3.1% for the quarter and increased 2.5% for the year-to-date period, while average assets increased 20.6% for the quarter and increased 15.3% for the year-to-date period, with the higher asset growth being primarily driven by the large inflow of government stimulus-related deposits.

While the Company remains focused on containing operating expenses, the Company expects operating expenses to be similar in the fourth quarter of 2020 as compared to the third quarter of 2020 due to the resumption of certain marketing and business development endeavors that were suspended due to the COVID-19 pandemic and both quarters including the incremental expenses associated with operating an expanded branch network as a result of the Steuben acquisition.

Income Taxes

The third quarter and YTD 2020 effective income tax rates were 20.3% and 19.8%, respectively, as compared to the 21.1% and 19.9% for the comparable periods of 2019. The decrease in the third quarter and YTD 2020 effective income tax rate was attributable to changes in state apportionment partially offset by lower levels of tax benefits related to stock-based compensation activity. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the third quarter and YTD 2020 were 20.4% and 20.7%, respectively, as compared to 21.5% for both comparable periods of 2019.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $3.27 billion at the end of the third quarter, an increase of $181.7 million from December 31, 2019 and $788.3 million higher than September 30, 2019. The book value of investment securities (excluding unrealized gains and losses) of $3.11 billion at the end of the third quarter increased $60.3 million from December 31, 2019 and increased $679.1 million from September 30, 2019. During the first nine months of 2020, the Company purchased $77.1 million of government agency mortgage-backed securities with an average yield of 2.14%, $11.3 million of obligations of state and political subdivisions with an average yield of 3.37%, and $3.0 million of corporate debt securities with an average yield of 5.38%. Additionally, the Company acquired $180.5 million of investments from Steuben during the second quarter of 2020. These additions were partially offset by $219.9 million of investment maturities, calls, and principal payments during the first nine months of 2020. The effective duration of the investment securities portfolio was 3.2 years at the end of the third quarter of 2020, as compared to 4.3 years at the end of 2019 and 2.5 years at the end of the third quarter of 2019.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2020, the portfolio had a $155.2 million net unrealized gain, an increase of $121.4 million from the net unrealized gain at December 31, 2019 and a $109.2 million increase from the net unrealized gain at September 30, 2019. These changes in the net unrealized position of the portfolio were principally driven by the movements in market interest rates.

Table 6: Investment Securities

	September 30, 2020		December 31, 2019		September 30, 2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,034,512	$2,149,170	$2,030,060	$2,043,759	$1,482,739	$1,506,647
Obligations of state and political subdivisions	470,518	493,496	497,852	512,208	442,942	458,090
Government agency mortgage-backed securities	508,738	523,974	428,491	432,862	406,329	411,816
Corporate debt securities	4,504	4,602	2,527	2,528	2,542	2,540
Government agency collateralized mortgage obligations	50,134	51,480	52,621	53,071	57,452	58,009
Total available-for-sale portfolio	3,068,406	3,222,722	3,011,551	3,044,428	2,392,004	2,437,102

Equity and other Securities:
Equity securities, at fair value	251	423	251	451	251	461
Federal Home Loan Bank common stock	7,545	7,545	7,246	7,246	6,912	6,912
Federal Reserve Bank common stock	33,916	33,916	30,922	30,922	31,992	31,992
Other equity securities, at adjusted cost	4,707	5,457	4,546	5,296	4,525	5,275
Total equity and other securities	46,419	47,341	42,965	43,915	43,680	44,640

Total investment securities	$3,114,825	$3,270,063	$3,054,516	$3,088,343	$2,435,684	$2,481,742

Loans

As shown in Table 7, loans ended the third quarter at $7.46 billion, up $605.5 million, or 8.8%, from one year earlier and up $568.1 million, or 8.2%, from the end of 2019. The growth during the last twelve months was primarily attributable to the Steuben acquisition in the second quarter of 2020, as well as a significant increase in the business lending portfolio due to $492.4 million of PPP loan originations during the first half of 2020. The growth during the first nine months of 2020 was primarily due to the Steuben acquisition as well as the PPP loan originations during 2020.

Table 7: Loans

(000's omitted)	September 30, 2020		December 31, 2019		September 30, 2019
Business lending	$3,433,565	46.0%	$2,775,876	40.3%	$2,779,612	40.6%
Consumer mortgage	2,410,249	32.3%	2,430,902	35.3%	2,405,191	35.1%
Consumer indirect	1,039,925	13.9%	1,113,062	16.1%	1,091,980	15.9%
Consumer direct	161,639	2.2%	184,378	2.7%	187,379	2.7%
Home equity	413,265	5.6%	386,325	5.6%	389,029	5.7%
Total loans	$7,458,643	100.0%	$6,890,543	100.0%	$6,853,191	100.0%

The business lending portfolio consists of general-purpose business lending to commercial and industrial customers, municipal lending, mortgages on commercial property, and dealer floor plan financing, as well as PPP loans. The business lending portfolio increased $654.0 million, or 23.5%, from September 30, 2019 and increased $657.7 million from December 31, 2019. The growth in the business lending portfolio during the last twelve months includes $492.4 million of PPP loans originated during the first half of 2020 and $253.4 million of loans acquired from Steuben in the second quarter of 2020. Ending loans in the municipal sector of the business lending portfolio increased $32.1 million from June 30, 2020, as certain municipal customers repay short-term loans and lines of credit annually at the end of the second quarter to meet their fiscal cycle requirements and advance on new loans and lines of credit in the third quarter for the next annual fiscal cycle. Highly competitive conditions for business lending continue to prevail in the markets in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $5.1 million, or 0.2%, from one year ago and decreased $20.7 million, or 0.8%, from December 31, 2019. The increase in the consumer mortgage portfolio during the last twelve months included $26.7 million of loans acquired from Steuben in the second quarter of 2020. With the precipitous drop in mortgage interest rates during the latter half of the first quarter, coupled with currently strong housing prices in the Company’s primary markets, the Company has seen a large increase in mortgage refinance activity in 2020. Interest rate levels, secondary market premiums and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. Due to very low market interest rates and an increase in secondary market premiums for residential mortgage loans, the Company sold $37.4 million of its originations during the first nine months of 2020 as compared to $1.7 million of its originations during the first nine months of 2019. Home equity loans increased $24.2 million, or 6.2%, from one year ago and increased $26.9 million, or 7.0%, from December 31, 2019. The increase in the home equity portfolio during the last twelve months includes $39.6 million of loans acquired from Steuben in the second quarter of 2020. The Company continues to experience paydowns in its home equity portfolio due in part to balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $77.8 million, or 6.1%, from one year ago and decreased $95.9 million, or 7.4%, from December 31, 2019. Consumer installment loans of $19.9 million were acquired from Steuben in the second quarter of 2020. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

In the first two quarters of 2020, due to the COVID-19 crisis and its related impact on economic activity, the demand for consumer loans and credit has decreased significantly. Demand increased during the third quarter, however the ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances in future quarters is uncertain at this time. The Company’s business lending balances will be unfavorably impacted as PPP loans are forgiven by the SBA. The Company anticipates assisting the majority of the Company’s PPP borrowers with forgiveness requests during the fourth quarter of 2020 and throughout 2021. However, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner is uncertain at this time. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand are also uncertain at this time.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2020 and 2019 and December 31, 2019.

Table 8: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2020	2019	2019
Nonaccrual loans
Business lending	$11,750	$4,410	$8,547
Consumer mortgage	14,821	12,517	13,059
Consumer indirect	1	0	0
Consumer direct	3	52	54
Home equity	2,181	1,856	1,950
Total nonaccrual loans	28,756	18,835	23,610
Accruing loans 90+ days delinquent
Business lending	39	2,299	1,186
Consumer mortgage	3,182	2,329	3,147
Consumer indirect	12	156	209
Consumer direct	34	76	43
Home equity	220	566	479
Total accruing loans 90+ days delinquent	3,487	5,426	5,064
Nonperforming loans
Business lending	11,789	6,709	9,733
Consumer mortgage	18,003	14,846	16,206
Consumer indirect	13	156	209
Consumer direct	37	128	97
Home equity	2,401	2,422	2,429
Total nonperforming loans	32,243	24,261	28,674
Other real estate owned (OREO)	1,209	1,270	1,258
Total nonperforming assets	$33,452	$25,531	$29,932

Nonperforming loans / total loans	0.43%	0.35%	0.42%
Nonperforming assets / total loans and other real estate	0.45%	0.37%	0.44%
Delinquent loans (30 days old to nonaccruing) to total loans	0.79%	0.94%	0.85%
Net charge-offs to average loans outstanding (quarterly)	0.07%	0.14%	0.10%
Provision for credit losses to net charge-offs (quarterly)	155%	121%	107%

The Company’s asset quality profile in the third quarter of 2020 continued to illustrate the long-term effectiveness of the Company’s disciplined credit risk management and underwriting standards. As displayed in Table 8, nonperforming assets at September 30, 2020 were $33.5 million, a $7.9 million increase versus the level at the end of 2019 and a $3.5 million increase as compared to one year earlier. Nonperforming loans increased $8.0 million from year-end 2019 and increased $3.6 million from September 30, 2019. Loans acquired in the Steuben acquisition attributed to $1.1 million of the increase in nonperforming loans. The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status. Other real estate owned (“OREO”) at September 30, 2020 of $1.2 million decreased $0.1 million from December 31, 2019 and decreased $0.1 million from September 30, 2019. At September 30, 2020, OREO consisted of nine residential properties with a total value of $0.6 million and one commercial property with a value of $0.6 million. This compares to 16 residential properties with a total value of $1.0 million and two commercial properties with a value of $0.3 million at December 31, 2019, and 17 residential properties with a total value of $1.0 million and two commercial properties with a value of $0.3 million at September 30, 2019. Nonperforming loans were 0.43% of total loans outstanding at the end of the third quarter, eight basis points higher than the level at December 31, 2019 and a one basis point increase from the level at September 30, 2019.

With respect to the Company’s lending activities, the Company implemented a customer forbearance program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The Company processed more than 5,000 borrower forbearance requests granting approximately $950 million in deferrals through the first nine months of the year. As of September 30, 2020, the Company had 216 borrowers in forbearance due to COVID-19, representing approximately $193 million in outstanding loan balances, or 2.6% of total loans outstanding. These forbearances were comprised of 156 business borrowers representing approximately $189 million in outstanding loan balances and 60 consumer borrowers representing approximately $4 million in outstanding loan balances.

Approximately 56% of nonperforming loans at September 30, 2020 are related to the consumer mortgage portfolio. Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. Approximately 37% of the nonperforming loans at September 30, 2020 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. Economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions, and state government shutdowns of business activities, have caused a slight increase in nonperforming loans in the consumer mortgage and business lending portfolios. The Company will continue to monitor the impact that the decline in economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses. The remaining 7% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 201% at the end of the third quarter, as compared to 206% at year-end 2019 and 172% at September 30, 2019.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.79% at the end of the third quarter, 15 basis points below the 0.94% at year-end 2019 and six basis points below the 0.85% at September 30, 2019. The business lending delinquency ratio at the end of the third quarter was 25 basis points below the level at December 31, 2019 and three basis points below the level at September 30, 2019. The consumer direct delinquency ratio at the end of the third quarter was 21 basis points below the level at December 31, 2019 and two basis points above the level at September 30, 2019. The consumer indirect delinquency ratio at the end of the third quarter was 32 basis points below the level at December 31, 2019 and 13 basis points below the level at September 30, 2019. The delinquency ratio for the home equity loan portfolio at the end of the third quarter was 10 basis points below the level at December 31, 2019, but was three basis points higher than the delinquency ratio at September 30, 2019. The delinquency ratio for the consumer mortgage portfolio increased by 12 basis points as compared to December 31, 2019 and was two basis points higher than the delinquency ratio at September 30, 2019. The Company’s historic success at keeping the nonperforming and delinquency ratios at favorable levels has been the result of its continued focus on maintaining strict underwriting standards, as well as the effective utilization of its collection and recovery capabilities. The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

While the Company will continue to adapt to changing economic and market conditions and remain very focused on asset quality, the Company expects that the COVID-19 pandemic will continue to negatively impact the level of business activity and employment which will continue to adversely affect certain borrower’s ability to service debt and may increase loan delinquency, nonaccrual and credit loss levels for the remaining quarter of 2020 and potentially beyond. Additionally, the Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during the fourth quarter of 2020, which may increase loan delinquency and nonperforming loan levels as the status of some of the borrowers could change after deferment expires. Many of these customers were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals and had been reported as current loans throughout the agreed upon deferral period. Their credit classification will change after deferment ends if they are not able to meet their contractual obligations.

Table 9: Allowance for Credit Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2020	2019	2020	2019
Allowance for credit losses at beginning of period	$64,437	$49,310	$49,911	$49,284
Impact of adopting ASC 326	0	0	1,357	0
Charge-offs:
Business lending	827	305	1,010	1,774
Consumer mortgage	248	200	668	1,040
Consumer indirect	1,281	2,224	4,791	5,529
Consumer direct	340	456	1,214	1,436
Home equity	24	45	178	223
Total charge-offs	2,720	3,230	7,861	10,002
Recoveries:
Business lending	99	290	369	593
Consumer mortgage	23	8	67	44
Consumer indirect	1,111	1,095	3,107	3,296
Consumer direct	225	167	578	567
Home equity	5	32	23	68
Total recoveries	1,463	1,592	4,144	4,568

Net charge-offs	1,257	1,638	3,717	5,434
Allowance for credit losses on acquired PCD loans	0	0	528	0
Provision for credit losses related to loans	1,782	1,751	13,749	5,573
Acquisition-related provision for credit losses related to loans	0	0	3,134	0
Allowance for credit losses at end of period	$64,962	$49,423	$64,962	$49,423

Liabilities for off-balance-sheet credit exposures at beginning of period	$1,452	$0	$0	$0
Impact of adopting ASC 326	0	0	1,185	0
Provision for credit losses related to off-balance sheet credit exposures	163	0	363	0
Acquisition-related provision for credit losses related to off-balance sheet credit exposures	0	0	67	0
Liabilities for off-balance-sheet credit exposures at end of period	$1,615	$0	$1,615	$0
Allowance for credit losses / total loans	0.87%	0.72%	0.87%	0.72%
Allowance for credit losses / nonperforming loans	201%	172%	201%	172%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.08%	0.00%	0.03%	0.06%
Consumer mortgage	0.04%	0.03%	0.03%	0.06%
Consumer indirect	0.07%	0.41%	0.21%	0.28%
Consumer direct	0.26%	0.59%	0.47%	0.63%
Home equity	0.02%	0.01%	0.05%	0.05%
Total loans	0.07%	0.10%	0.07%	0.11%

As displayed in Table 9, net charge-offs during the third quarter of 2020 were $1.3 million, $0.4 million lower than the third quarter of 2019. Net charge-offs for the nine months ended September 30, 2020 were $3.7 million, a $1.7 million decrease from the first nine months of 2019. The consumer indirect, business lending, consumer mortgage, and consumer direct portfolios experienced lower levels of net charge-offs through the first nine months of 2020, as compared to the first nine months of 2019, while the home equity portfolio experienced consistent net charge-offs as compared to the prior year-to-date period. The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2020 was 0.07%, three basis points lower than the third quarter of 2019. Net charge-off ratios for the third quarter of 2020 for all loan portfolios were below the Company’s average for the trailing eight quarters. The September YTD annualized net charge-off ratio of 0.07% for total loans was four basis points lower than the equivalent prior year period.

The provision for credit losses was $1.9 million in the third quarter, $0.7 million more than the level of net charge-offs for the quarter. This amount is significantly less than the amounts recorded in the prior two quarters of 2020 and only $0.1 million greater than the amount recorded in the third quarter of 2019. The Company recorded $5.6 million in the provision for credit losses during the first quarter of 2020 and $9.8 million in the second quarter of 2020. The second quarter provision for credit losses included $3.2 million of acquisition-related provision for credit losses associated with the acquisition of Steuben with the remaining $6.6 million largely attributable to COVID-19 related factors. The decrease in the provision for credit losses during the third quarter, as compared to the prior two quarters, was due to improving economic conditions, modest levels of delinquent and nonperforming loans, a decrease in loans outstanding, low levels of net charge-offs and a large decrease in the number and balances of loans subject to borrower forbearance. During the first two quarters of 2020 during the height of the COVID-19 pandemic, financial conditions deteriorated rapidly as state governments shutdown business activities in the Company’s markets and unemployment levels spiked. These conditions drove the Company to build its allowance for credit losses during the first two quarters of 2020 to account for increased expected life of loan losses in the loan portfolio. It is expected that improving conditions, including a continued decline in unemployment rates, will have a dampening impact on provision amounts in the coming quarters, potentially resulting in a reversal of credit losses. However, this may be offset by the Company’s anticipation that there may be a significant increase in delinquency and nonperforming loan balances in future quarters due to it being unlikely that all COVID-affected borrowers will resume full payment of contractual amounts upon expiration of their forbearance agreement.

The allowance for credit losses of $65.0 million as of September 30, 2020 increased $15.5 million from the level one year ago. The deterioration of economic conditions associated with the COVID-19 pandemic, including increased unemployment rates and their potential impact on future credit losses, have resulted in an allowance for credit losses to total loans ratio of 0.87% at September 30, 2020, 15 basis points higher than the level at September 30, 2019 and 15 basis points higher than the level at December 31, 2019.

Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2020, the net purchase discount related to the $1.48 billion of remaining non-PCD loan balances acquired from Steuben Trust Company in 2020, the National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $13.2 million, or 0.90% of that portfolio.

Deposits

As shown in Table 10, average deposits of $10.93 billion in the third quarter were $2.01 billion, or 22.6%, higher than the third quarter of 2019. This compares to an increase of $1.83 billion, or 20.1%, from the fourth quarter of last year. The increase from the third quarter of 2019 was primarily due to larger than anticipated net inflows of government stimulus funds and the addition of acquired Steuben deposit balances between the periods. Deposits of $516.3 million were acquired from Steuben during the second quarter of 2020. Average noninterest checking deposits as a percentage of average total deposits was 30.3% in the third quarter compared to 27.6% in the third quarter of 2019 and 27.7% in the fourth quarter of last year. In the third quarter, non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 91.2% of the Company’s deposit funding base, while time deposits represent 8.8% of total average deposits. The average cost of deposits was 0.13% for the third quarter of 2020, compared to 0.26% in the third quarter of 2019, reflective of market-driven decreases in deposit interest rates between the periods and an increase in the proportion of noninterest checking deposits. The Company continues to focus heavily on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings, convenient digital interface options and high quality customer service.

Average nonpublic fund deposits for the third quarter of 2020 increased $1.71 billion, or 21.1%, versus the fourth quarter of 2019 and increased $1.79 billion, or 22.4%, versus the year-earlier period. Nonpublic fund deposits of $375.1 million were acquired from Steuben during the second quarter of 2020. Average public fund deposits for the third quarter increased $125.8 million, or 12.2%, from the fourth quarter of 2019 and increased $220.9 million, or 23.7%, from the third quarter of 2019. Public fund deposits of $141.2 million were acquired from Steuben during the second quarter of 2020. Public fund deposits as a percentage of total deposits of 10.5% for the third quarter of 2020 decreased from 11.3% in the fourth quarter of 2019 and was consistent with the third quarter of 2019.

The Company is uncertain as to whether the relatively high levels of deposits will be maintained, spent down, or increased further by additional inflows of funds associated with COVID-19 related government stimulus funds.

Table 10: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2020	2019	2019
Noninterest checking deposits	$3,312,841	$2,519,645	$2,458,831
Interest checking deposits	2,676,279	2,131,866	2,075,009
Savings deposits	1,859,544	1,536,271	1,540,896
Money market deposits	2,122,955	1,976,819	1,926,418
Time deposits	962,428	937,023	919,820
Total deposits	$10,934,047	$9,101,624	$8,920,974

Nonpublic fund deposits	$9,780,843	$8,074,262	$7,988,718
Public fund deposits	1,153,204	1,027,362	932,256
Total deposits	$10,934,047	$9,101,624	$8,920,974

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2020 totaled $98.7 million. This was $4.4 million, or 4.3%, lower than borrowings at December 31, 2019 and $3.3 million, or 3.4%, above the end of the third quarter of 2019. The slight increase from the prior year third quarter was primarily due to the addition of FHLB borrowings assumed with the Steuben acquisition during the third quarter of 2020. The decrease from the fourth quarter of 2019 was related to an $8.3 million decrease in overnight FHLB borrowings, partially offset by the addition of FHLB borrowings assumed with the Steuben acquisition during the third quarter of 2020.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $280.8 million at the end of the third quarter of 2020, an increase of $39.1 million from December 31, 2019 due primarily to the seasonal characteristics of this portfolio, and were $47.4 million above their level at September 30, 2019.

Shareholders’ Equity

Total shareholders’ equity was $2.10 billion at the end of the third quarter. This was up $243.4 million from the balance at December 31, 2019. During the first nine months of 2020, the Company recorded net income of $118.2 million, issued $76.9 million of common stock as consideration for the Steuben acquisition, issued $0.1 million from treasury stock to the Company’s benefit plans, had net activity under the Company’s employee stock plan of $14.1 million, recorded $4.6 million from employee stock options earned and accumulated other comprehensive income increased $94.2 million. Further, the implementation of CECL on January 1, 2020 resulted in a $1.1 million increase to retained earnings. These amounts were partially offset by dividends declared of $65.9 million. The change in accumulated other comprehensive income was comprised of a $92.3 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio and a positive $1.9 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity increased by $258.2 million, as net income, the issuance of common stock in association with the Steuben acquisition, activity associated with the Company’s long-term incentive stock plan and the Company’s benefit plans and an increase in the after-tax market value adjustment on investments, more than offset dividends declared and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 10.21% at the end of the third quarter, down 59 basis points from year-end 2019 and 55 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2019 was primarily due to ending shareholders’ equity, excluding intangibles and other comprehensive income items, increasing 11.8%, primarily from net earnings retention and the issuance of shares in connection with the Steuben acquisition, while average assets, excluding intangibles and the market value adjustment on investments, increased at a higher 18.2% primarily because of the large inflow of stimulus-related deposits. The Tier 1 leverage ratio decreased compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 14.8% primarily due to earnings retention and the issuance of shares in connection with the Steuben acquisition, while average assets excluding intangibles and the market value adjustment on investments, increased 21.0%. The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.92% decreased nine basis points from December 31, 2019 and increased 24 basis points versus September 30, 2019 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity ratio over the past 12 months was due to a proportionally larger increase in tangible assets than the increase in tangible equity levels, primarily driven by the Steuben acquisition in the third quarter of 2020 and a significant increase in government stimulus-related deposit funding in the second and third quarters of 2020.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2020 was 55.8%, compared to 47.9% for the nine months ended September 30, 2019. Dividends declared for the first nine months of 2020 increased 9.0% compared to the first nine months of 2019, as the Company’s quarterly dividend per share was raised from $0.38 to $0.41 in August 2019 and from $0.41 to $0.42 in August 2020, while net income decreased 6.3% versus the equivalent year-to-date period due in most part to higher provision for credit losses due to COVID-19, as well as the litigation accrual expense incurred and the absence of realized investment gains. The 2020 dividend increase marked the Company’s 28th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding increased 3.6% over the last twelve months, most of which pertained to the issuance of common shares in connection with the Steuben acquisition.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at September 30, 2020.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At September 30, 2020, the Bank had $1.8 billion of cash and cash equivalents of which $1.6 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels. Additionally, the Company has $1.3 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of September 30, 2020, this ratio was 18.4% for 30-days and 18.6% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of September 30, 2020, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2020 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations; (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (13) changes in consumer spending, borrowing and savings habits; (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations; (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (19) the ability to maintain and increase market share and control expenses; (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19; (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the “Risk Factors” discussion set forth in Part II of this Form 10-Q, as well as the reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov. Further, any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2020	2019	2020	2019
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$42,809	$39,218	$118,191	$126,179
Income taxes	10,904	10,472	29,153	31,422
Income before income taxes	53,713	49,690	147,344	157,601
Provision for credit losses	1,945	1,751	17,313	5,573
Pre-tax, pre-provision net revenue (non-GAAP)	55,658	51,441	164,657	163,174
Acquisition expenses	796	6,061	4,537	7,789
Gain on sale of investments, net	0	0	0	(4,882)
Unrealized loss (gain) on equity securities	12	(10)	30	(28)
Litigation accrual	2,950	0	2,950	0
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$59,416	$57,492	$172,174	$166,053

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.79	$0.75	$2.22	$2.41
Income taxes	0.20	0.20	0.55	0.60
Income before income taxes	0.99	0.95	2.77	3.01
Provision for credit losses	0.04	0.03	0.32	0.11
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.03	0.98	3.09	3.12
Acquisition expenses	0.02	0.12	0.09	0.15
Gain on sale of investments, net	0.00	0.00	0.00	(0.10)
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Litigation accrual	0.05	0.00	0.05	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.10	$1.10	$3.23	$3.17

Net income
Net income (GAAP)	$42,809	$39,218	$118,191	$126,179
Acquisition expenses	796	6,061	4,537	7,789
Tax effect of acquisition expenses	(162)	(1,277)	(915)	(1,618)
Subtotal (non-GAAP)	43,443	44,002	121,813	132,350
Acquisition-related provision for credit losses	0	0	3,201	0
Tax effect of acquisition-related provision for credit losses	0	0	(649)	0
Subtotal (non-GAAP)	43,443	44,002	124,365	132,350
Gain on sale of investment securities, net	0	0	0	(4,882)
Tax effect of gain on sale of investment securities, net	0	0	0	988
Subtotal (non-GAAP)	43,443	44,002	124,365	128,456
Unrealized loss (gain) on equity securities	12	(10)	30	(28)
Tax effect of unrealized loss (gain) on equity securities	(2)	2	(6)	5
Subtotal (non-GAAP)	43,453	43,994	124,389	128,433
Litigation accrual	2,950	0	2,950	0
Tax effect of litigation accrual	(599)	0	(599)	0
Operating net income (non-GAAP)	45,804	43,994	126,740	128,433
Amortization of intangibles	3,581	3,960	10,772	11,994
Tax effect of amortization of intangibles	(727)	(835)	(2,130)	(2,390)
Subtotal (non-GAAP)	48,658	47,119	135,382	138,037
Acquired non-impaired loan accretion	(1,326)	(1,637)	(4,156)	(4,269)
Tax effect of acquired non-impaired loan accretion	269	345	821	854
Adjusted net income (non-GAAP)	$47,601	$45,827	$132,047	$134,622

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2020	2019	2020	2019
Return on average assets
Adjusted net income (non-GAAP)	$47,601	$45,827	$132,047	$134,622
Average total assets	13,543,460	11,229,919	12,564,600	10,898,520
Adjusted return on average assets (non-GAAP)	1.40%	1.62%	1.40%	1.65%

Return on average equity
Adjusted net income (non-GAAP)	$47,601	$45,827	$132,047	$134,622
Average total equity	2,095,211	1,824,869	2,002,797	1,775,555
Adjusted return on average equity (non-GAAP)	9.04%	9.96%	8.81%	10.14%

Earnings per common share
Diluted earnings per share (GAAP)	$0.79	$0.75	$2.22	$2.41
Acquisition expenses	0.02	0.12	0.09	0.15
Tax effect of acquisition expenses	0.00	(0.03)	(0.02)	(0.03)
Subtotal (non-GAAP)	0.81	0.84	2.29	2.53
Acquisition-related provision for credit losses	0.00	0.00	0.06	0.00
Tax effect of acquisition-related provision for credit losses	0.00	0.00	(0.01)	0.00
Subtotal (non-GAAP)	0.81	0.84	2.34	2.53
Gain on sale of investment securities, net	0.00	0.00	0.00	(0.10)
Tax effect of gain on sale of investment securities, net	0.00	0.00	0.00	0.02
Subtotal (non-GAAP)	0.81	0.84	2.34	2.45
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.81	0.84	2.34	2.45
Litigation accrual	0.05	0.00	0.05	0.00
Tax effect of litigation accrual	(0.01)	0.00	(0.01)	0.00
Operating earnings per share (non-GAAP)	0.85	0.84	2.38	2.45
Amortization of intangibles	0.07	0.08	0.21	0.23
Tax effect of amortization of intangibles	(0.01)	(0.02)	(0.03)	(0.05)
Subtotal (non-GAAP)	0.91	0.90	2.56	2.63
Acquired non-impaired loan accretion	(0.03)	(0.03)	(0.09)	(0.08)
Tax effect of acquired non-impaired loan accretion	0.00	0.01	0.01	0.02
Diluted adjusted net earnings per share (non-GAAP)	$0.88	$0.88	$2.48	$2.57

Noninterest operating expenses
Noninterest expenses (GAAP)	$96,966	$96,929	$281,532	$276,757
Amortization of intangibles	(3,581)	(3,960)	(10,772)	(11,994)
Acquisition expenses	(796)	(6,061)	(4,537)	(7,789)
Litigation accrual	(2,950)	0	(2,950)	0
Total adjusted noninterest expenses (non-GAAP)	$89,639	$86,908	$263,273	$256,974

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$89,639	$86,908	$263,273	$256,974
Fully tax-equivalent net interest income	93,928	92,261	277,980	269,418
Noninterest revenues	59,659	57,094	171,219	173,496
Acquired non-impaired loan accretion	(1,326)	(1,637)	(4,156)	(4,269)
Gain on sale of investment securities, net	0	0	0	(4,882)
Unrealized loss (gain) on equity securities	12	(10)	30	(28)
Operating revenues (non-GAAP) - denominator	$152,273	$147,708	$445,073	$433,735
Efficiency ratio (non-GAAP)	58.9%	58.8%	59.2%	59.2%

	September 30,	December 31,	September 30,
(000's omitted)	2020	2019	2019
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$13,845,325	$11,410,295	$11,597,297
Intangible assets	(850,214)	(836,923)	(840,685)
Deferred taxes on intangible assets	44,733	44,742	46,048
Total tangible assets (non-GAAP)	$13,039,844	$10,618,114	$10,802,660

Total common equity
Shareholders' Equity (GAAP)	$2,098,660	$1,855,234	$1,840,421
Intangible assets	(850,214)	(836,923)	(840,685)
Deferred taxes on intangible assets	44,733	44,742	46,048
Total tangible common equity (non-GAAP)	$1,293,179	$1,063,053	$1,045,784

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,293,179	$1,063,053	$1,045,784
Total tangible assets (non-GAAP) - denominator	$13,039,844	$10,618,114	$10,802,660
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.92%	10.01%	9.68%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 83% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipal and corporate bonds account for 15% of the total portfolio, of which, 98% carry a minimum rating of A-. The remaining 2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using September 30, 2020 as a starting point.
●	The model assumes the Company’s average deposit balances will decrease approximately 1.9% over the next twelve months due primarily to expectations that recent government stimulus-related deposit balances will be spent down over the four quarter forecast period reducing average total deposit balances.
●	The model assumes the Company’s average earning asset balances will decrease approximately 1.9% over the next twelve months.

●	The model assumes that nearly all of the $507.2 million of PPP loan originations completed during the second quarter of 2020 will have forgiveness and full repayment of the balances would occur over the next 12 months. Upon repayment, the PPP loan balances are largely anticipated to be reinvested in cash equivalents. All other loan balances are generally projected to remain flat or increase modestly throughout the forecast period due to lower anticipated levels of loan demand reflective of an expected decline in economic activity and other COVID-19 related factors. Cash flows from investment contractual maturities and prepayments are reinvested into securities or cash equivalents and used to repay short-term capital market borrowings.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the 0 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to zero basis points.
●	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Calculated annualized increase
(decrease) in projected net interest
income at September 30, 2020
Interest rate scenario	(000’s omitted)
+200 basis points	$9,630
+100 basis points	$4,426
0 basis points	$(1,871)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1, including a litigation related accrual for $3.0 million in the third quarter of 2020. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 10, 2020. These are not the only risks the Company faces. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company faces significant risks related to the continued spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on its business, financial condition, and results of operations. These risks include materially increased credit losses and reduced profitability due to a decrease in net interest income.

Concern about the continued spread of COVID-19, and heightened fears about the resurgence of the virus during the winter season, have caused and is likely to continue to cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, increased unemployment, commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, which may affect individuals, households and businesses differently, and decreased consumer confidence generally, all of which may cause the Company’s customers to be unable to make scheduled loan payments. The Company instituted a deferral program which granted customers impacted by COVID-19 deferrals of loan principal and/or interest payments provided that such customers met certain requirements. While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires. Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to classify these loans as nonaccrual, make additional provisions for credit losses and net charge-offs. If these deferrals were not effective in mitigating the effect of COVID-19 on the Company’s customers, it will adversely affect the Company’s business and results of operations more substantially over a longer period of time.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and maintained this target range as of June 30, 2020. Further, the Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. The Company expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability. A prolonged period of extremely volatile and unstable market conditions would likely negatively affect market risk mitigation strategies. Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition. Low rates increase the risk in the United States of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve. The Company cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on the Company’s activities and financial results.

In addition, the pandemic has also increased the likelihood that federal and state taxes may increase as a result of the effects of the pandemic on governmental budgets, which could reduce the Company’s net income.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2019 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,600,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2020. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the third quarter of 2020:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2020	1,207	$54.05	0	2,600,000
August 1-31, 2020	0	0.00	0	2,600,000
September 1-30, 2020	0	0.00	0	2,600,000
Total (1)	1,207	$54.05

(1)	Included in the common shares repurchased were 1,207 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

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

Community Bank System, Inc.

Date: November 9, 2020	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: November 9, 2020	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer