Form 10-K
period 2020-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2021-03-01
CIK 723188

ma

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2020 (the registrant’s most recently completed second fiscal quarter): $3,000,356,306.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2021: 53,675,085

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 13, 2021 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2020, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer. The Company also sponsors one unconsolidated subsidiary business trust formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers. As of December 31, 2020, the Bank operates 232 full-service branches operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2016-2020)

Steuben Trust Corporation

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.2 million was recognized as a result of the merger.

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

Northeast Retirement Services, Inc.

On February 3, 2017, the Company completed its acquisition of NRS and its subsidiary GTC, headquartered in Woburn, Massachusetts, for $148.6 million in Company stock and cash, comprised of $70.1 million in cash and the issuance of 1.32 million shares of common stock. NRS was a privately held corporation focused on providing institutional transfer agency, master recordkeeping services, custom target date fund administration, trust product administration and customized reporting services to institutional clients. Its wholly-owned subsidiary, GTC, is chartered in the State of Maine as a non-depository trust company and provides fiduciary services for collective investment trusts and other products. The acquisition of NRS and GTC, hereafter referred to collectively as NRS, strengthens and complements the Company’s existing employee benefit services businesses. Upon the completion of the merger, NRS became a wholly-owned subsidiary of BPAS and operates as Northeast Retirement Services, LLC, a Delaware limited liability company. This transaction resulted in the acquisition of $36.1 million in net tangible assets, principally cash and certificates of deposit, $60.2 million in customer list intangibles that will be amortized over 10 years, the creation of a $23.0 million deferred tax liability associated with the customer list intangible and $75.3 million in goodwill.

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

Services

Banking

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont and Western Massachusetts. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch, regional levels and its digital banking service offerings, enable the Bank to compete effectively in its geographic market. The Bank is a member of the Federal Reserve System, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (as a non-member bank) (collectively, referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services

Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management

Through the Bank, its trust department, CISI, Carta Group, Nottingham, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers investment alternatives including stocks, bonds, mutual funds, insurance and advisory products.

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

Competition

The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont and Massachusetts markets. The Company competes actively for loans, deposits, and financial services relationships with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, including, financial technology companies, insurance agencies, and other regulated and unregulated providers of financial services. In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

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

The table below summarizes the Bank’s deposits and market share by the 61 counties of New York, Pennsylvania, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2020. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
							Towns Where
							Company Has 1st
		Deposits as of 6/30/2020(1)	Market			Towns/	or 2nd Market
County	State	(000's omitted)	Share(1)	Branches	ATM's	Cities	Position
Grand Isle	VT	$46,151	100.00%	1	1	1	1
Allegany	NY	573,269	77.87%	12	16	11	11
Lewis	NY	228,542	73.69%	4	4	3	3
Hamilton	NY	60,664	56.08%	2	2	2	2
Franklin	NY	400,704	55.42%	6	6	5	5
Madison	NY	442,410	45.98%	6	8	5	5
Cattaraugus	NY	737,672	41.91%	9	11	7	6
Otsego	NY	378,178	29.67%	9	9	6	5
Saint Lawrence	NY	540,472	25.08%	13	12	11	10
Jefferson	NY	510,003	22.74%	7	10	6	5
Schuyler	NY	55,195	22.74%	1	1	1	1
Yates	NY	108,328	22.64%	3	2	2	1
Seneca	NY	142,632	22.10%	4	3	4	2
Wyoming	PA	168,917	21.97%	4	4	4	3
Clinton	NY	389,984	20.83%	4	7	2	2
Livingston	NY	242,127	20.75%	5	6	5	4
Columbia	NY	266,021	19.69%	4	4	4	3
Chautauqua	NY	449,662	19.30%	12	12	10	7
Essex	NY	148,981	15.31%	5	5	4	3
Orange	VT	53,712	13.86%	2	2	2	2
Steuben	NY	429,928	12.49%	12	13	8	7
Oswego	NY	204,247	11.48%	4	5	4	1
Wayne	NY	155,907	10.86%	3	4	2	2
Addison	VT	72,930	10.05%	2	2	2	1
Ontario	NY	274,517	9.57%	7	13	5	3
Caledonia	VT	71,316	9.32%	2	2	2	1
Delaware	NY	138,190	8.90%	5	5	5	4
Bennington	VT	86,008	8.83%	2	4	2	0
Tioga	NY	43,849	8.55%	2	2	2	1
Herkimer	NY	62,676	7.77%	1	1	1	1
Montgomery	NY	66,005	7.67%	2	2	2	1
Rutland	VT	126,651	7.47%	3	4	2	1
Chittenden	VT	603,286	7.46%	9	10	6	4
Franklin	VT	49,485	6.50%	2	2	2	0
Luzerne	PA	502,977	6.49%	9	13	8	3
Lackawanna	PA	444,531	6.17%	11	11	8	4
Chemung	NY	77,888	5.71%	2	2	1	0
Fulton	NY	57,261	5.66%	1	1	1	0
Susquehanna	PA	63,506	5.50%	2	1	2	1
Carbon	PA	52,696	5.15%	2	2	2	1
Schoharie	NY	22,916	4.31%	1	1	1	0
Lamoille	VT	30,841	4.05%	1	1	1	1
Oneida	NY	283,239	3.84%	6	8	5	4
Windsor	VT	58,230	3.79%	2	2	2	0
Cayuga	NY	50,362	3.50%	2	2	2	1
Bradford	PA	47,554	3.32%	2	2	2	1
Windham	VT	51,112	3.29%	2	3	2	1
Washington	NY	23,019	2.75%	1	1	1	1
Washington	VT	94,028	2.46%	3	4	3	1
Rensselaer	NY	60,304	2.33%	1	2	1	0
Onondaga	NY	362,626	2.32%	4	6	4	1
Chenango	NY	25,901	2.21%	2	2	1	0
Warren	NY	40,364	1.59%	1	1	1	1
Wyoming	NY	24,017	1.39%	1	1	1	0
Ulster	NY	30,564	0.61%	1	1	1	1
Broome	NY	40,912	0.55%	1	1	1	0
Erie	NY	195,968	0.32%	5	5	4	2
Albany	NY	83,278	0.31%	3	5	3	0
Hampden	MA	46,150	0.29%	1	1	1	0
Tompkins	NY	5,240	0.14%	1	0	1	0
Monroe	NY	7,847	0.03%	1	0	1	0
		$11,111,950	4.41%	238	273	201	132

(1)	Deposits and Market Share data as of June 30, 2020, the most recent information available from S&P Global Market Intelligence. Deposit amounts include $265.3 million of intercompany balances that are eliminated upon consolidation.

Employees and Human Capital

As of December 31, 2020, the Company had 3,047 total employees, which included 2,807 full-time employees and 240 part-time and temporary employees. Of the Company’s 3,047 employees, 2,431 are in the Banking segment (2,213 full-time employees and 218 part-time and temporary employees), 367 employees are in the Employee Benefit Services segment (354 full-time employees and 13 part-time and temporary employees), and 249 employees are in the All Other segment (240 full-time employees and 9 part-time and temporary employees).

The success and growth of our business is largely dependent on our ability to attract, develop, and retain a population of talented and high-performing employees with a diversity of background and skill sets at all levels of our organization. Accordingly, the Company strives to offer competitive salaries and benefits that are consistent with employee positions, skill levels, experience, and geographic location. The Company is proud to offer an array of incentive compensation in which all employees have an opportunity to earn various forms of supplemental pay as a reward for their overall contributions towards the Company’s financial objectives. Additionally, the Company offers a wellness program aimed at providing tools, resources, and encouragement to support its employees’ physical and mental well-being.

The Company continues to broaden the scope of its talent development initiatives across our widening geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers an array of programs and continuing education dedicated to strengthen employee engagement, personal accountability, productivity, and emotional well-being including customized programs supporting an overall strategy of strong workforce planning, growth-focused coaching sessions, career-path roadmaps and curated learning resources.

The Company is committed to fostering a workforce in an inclusive environment that enhances the culture of shared identity, civility, dignity, and respect. In 2020, the Company launched a company-wide Diversity Council to lead this effort and provide strategic direction and advocacy for these initiatives. The Council’s members play a vital role in creating the Company’s diversity initiatives and are comprised of employees from various areas of the Company’s business and geographic locations. The Council members, along with other employees who volunteer to act as “Council Ambassadors,” are responsible for advancing the Council’s message within their own network of employees. Their efforts demonstrate the Company’s commitment to creating a work environment where everyone feels welcomed, valued, and fully engaged to contribute their unique talents and transform that deeper understanding into the organization’s culture.

As the COVID-19 events unfolded throughout 2020, the Company implemented various plans, strategies and protocols to protect its employees, customers and stakeholders, among other objectives. In order to protect its employees and assure workforce continuity and operational redundancy, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented enhanced cleaning and sanitation processes for both branches and office administration spaces and implemented drive-thru only and by appointment operating protocols as needed for its extensive bank branch network. As of December 31, 2020, the Company is pleased to report there have been no employee layoffs or furloughs. The safety of its customers, employees, stakeholders and communities will always remain the Company’s top priority.

The Company considers its relationship with its employees to be good. The Company has not experienced any material employment-related issues or interruptions of services due to labor disagreements. None of the Company’s employees are represented by a labor union or are represented by a collective bargaining agreement.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders. Set forth below is a description of the material laws and regulations applicable to the Company and the Bank. This summary is not complete and the reader should refer to these laws and regulations for more detailed information. The Company’s and the Bank’s failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including restriction to merger and acquisition activity, the imposition of civil money penalties, formal agreements and cease and desist orders. Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and where applicable the states and jurisdictions in which they conduct business. The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator. The Bank is a nationally-chartered bank and is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies. Affiliated entities, including BPAS, GTC, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham, CISI, OneGroup, Carta Group, and Wealth Partners are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, and state securities and insurance regulators.

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

Federal Reserve System Regulation

Because the Company is a financial holding company, it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits. Effective on March 26, 2020, the FRB reduced this cash reserve requirement to zero percent to help support lending to households and businesses as a result of the impacts of the COVID-19 pandemic. The Bank is under similar capital requirements administered by the OCC as discussed below. FRB policy has historically required a financial holding company to act as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement. To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

The FRB also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the FRB, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings. While the Company and the Bank strive to model various interest rate changes and adjust its strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond its control.

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

Federal Home Loan Bank

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2020.

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

For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points. The Bank’s FDIC insurance for 2020 was based on an assessment rate of three basis points.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In September 2018, the DIF reserve ratio reached 1.36%, exceeding the required reserve ratio of 1.35% ahead of the September 30, 2020 deadline. Since the DIF reserve ratio remained above 1.35% in 2019, the Bank was permitted to offset its FDIC insurance assessments in 2019 with Small Bank Assessment Credits issued by the FDIC in January 2019. The Bank offset $1.5 million of FDIC insurance assessments in 2019 with Small Bank Assessment Credits. FDIC insurance expense net of Small Bank Assessment Credits in 2020 totaled $2.7 million, compared to $1.4 million in 2019 and $3.2 million in 2018.

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

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Since the Bank’s total consolidated assets exceed $10 billion the Bank is subject to the direct supervision of the CFPB. The CFPB has issued numerous regulations and amendments under which the Company and the Bank may continue to incur additional expense in connection with its ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

●positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;
●the CFPB’s final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;
●positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain customer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and
●focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

The final rules issued by the FRB, SEC, OCC, FDIC, and Commodity Futures Trading Commission implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also imposes limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds.

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

The Capital Rules implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 capital framework (known as “Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. Basel I risk-based capital rules. The Capital Rules define the components of capital and address other issues in banking institutions regulatory capital ratios and replace the Basel I risk-weighting approach, with a more risk-sensitive one, based in part, on the standardized approach set forth in “Basel II”. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies’ rules.

The Capital Rules, among other things: (i) introduces as a capital measure “Common Equity Tier 1,” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified revised requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to the Capital Rules specific requirements.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital; however, banks not using the advanced approach, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank they did, make a one-time permanent election to continue to exclude these items.

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

With respect to the Bank, the Capital Rules also revised the prompt corrective action (“PCA”) regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category other than critically undercapitalized, with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0%; and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

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

Risks Related to the Company’s Business

Interest Rate Risk

Changes in interest rates affect our profitability, assets and liabilities.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) its ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of its financial assets and liabilities, and (3) the average duration of the Company’s various categories of earning assets. Earnings could be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, the Company’s net interest income could also be adversely affected, which in turn could negatively affect its earnings. Although management believes it has implemented asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Reforms to and uncertainty regarding the London Interbank Offered Rate (“LIBOR”) may adversely affect LIBOR-based financial arrangements of the Company.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, it was announced that the rate would continue to be published through June 2023. However, the Federal Reserve urged banks to make the transition as soon as practicable and that no new contracts should include LIBOR after the original end date of December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is not currently possible to predict the effect of any such alternatives on the value of LIBOR-based financial arrangements. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing the U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question. Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms to LIBOR, may adversely affect LIBOR rates and the value of LIBOR-based financial arrangements of the Company. While not expected to be material to the Company due to its insignificant exposure to LIBOR-based loans and financial instruments, the implementation of an alternative index or indices for the Company’s financial arrangements may result in the Company incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with customers over the appropriateness or comparability of the alternative index to LIBOR, which could have an adverse effect on the Company’s results of operations.

Liquidity Risk

The Company must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.

The Company liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility, a lack of market or customer confidence in financial markets in general, or deposit competition based on interest rates, which may result in a loss of customer deposits or outflows of cash or collateral and/or adversely affect the Company’s ability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect the Company’s liquidity and funding include a lack of market or customer confidence in, or negative news about, the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the Company’s ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing the Company’s funding transactions. Many of the foregoing conditions and factors may be caused by events over which the Company has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, the Company’s customers may be adversely impacted by such conditions, which could have a negative impact on the Company’s business, financial condition and results of operations.

Further, if the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

Credit and Lending Risk

The allowance for credit losses may be insufficient.

The Company’s business depends on the creditworthiness of its customers. The Company reviews the allowance for credit losses quarterly for adequacy considering historical credit loss experience, current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, risk ratings as well as changes in macroeconomic conditions. If the Company’s assumptions prove to be incorrect, the Company’s allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease its net income. It is possible that over time the allowance for credit losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL. Under this new standard, the Company’s required allowance for credit losses may fluctuate more significantly from period to period due to changes in economic conditions, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit factors, including the level of delinquent loans.

Mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate and refinancing activity and elections made by the Company to sell or retain mortgage production. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities.

Legal, Regulatory, and Compliance Risk

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. The Company, as a financial holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC. These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth. In addition, the non-bank subsidiaries are engaged in providing services including, but not limited to, retirement plan administration, fiduciary services to collective investment funds, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level. Such regulators govern the activities in which the Company and its subsidiaries may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations. Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

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

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank. However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations. The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures held with an unconsolidated subsidiary trust. As of December 31, 2020, the Company had $77.3 million of subordinated junior debentures held with an unconsolidated subsidiary trust outstanding. The Company has the right to defer payment of interest on the subordinated junior debentures held with an unconsolidated subsidiary trust for a period not exceeding 20 quarters, although the Company has not done so to date. If the Company defers interest payments on the subordinated junior debentures held with an unconsolidated subsidiary trust, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The Company’s total consolidated assets exceed $10 billion and is therefore subject to additional regulation and increased supervision including the CFPB.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. Since 2017, when the Company surpassed the $10 billion threshold, the Company has become subject to the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates, (3) limitations on interchange fees for debit card transactions, (4) heightened compliance standards under the Volcker Rule, and (5) enhanced supervision as a larger financial institution. The imposition of these regulatory requirements and increased supervision may continue to require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations.

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

Operational Risk

The Company continually encounters technological change and the failure to understand and adapt to these changes could have a negative impact on the business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers and the costs of this technology may negatively impact the Company’s results of operations. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company's financial condition and results of operations.

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

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its customers. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its business and financial loss.

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

The Company’s information systems may experience an interruption or security breach and expose the Company to additional operational, compliance, and legal risks.

The Company relies heavily on existing and emerging communications and information systems to conduct its business. The Company and its vendors may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, cyber-attacks and other means. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems. Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s or vendors’ possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties. The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

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

The Company's employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company's ability to attract and retain qualified senior management and employees. If the Company provides inadequate succession planning or is unable to continue to retain and attract qualified employees, the Company's performance, including its competitive position, could have a materially adverse effect.

External and Market-Related Risk

Regional economic factors may have an adverse impact on the Company's business.

The Company's main markets are located in the states of New York, Pennsylvania, Vermont and Massachusetts. Most of the Company's customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A prolonged economic downturn in these markets could negatively impact the Company.

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

The Company’s financial statements are based, in part, on assumptions and estimates, which, if incorrect or conditions change, could cause unexpected losses in the future.

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

Risk Related to Acquisition Activity

Acquisition activity could adversely affect the Company’s financial condition and result of operations.

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

At December 31, 2020, 19% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

Risks Related to COVID-19

The Company faces significant risks related to COVID-19 and the developments surrounding the global pandemic have had, and these will continue to have, significant effects on its business, financial condition, and results of operations. These risks include materially increased credit losses and reduced profitability due to an increase in expenses or a decrease in net interest income.

While certain factors point to improving economic conditions, concern about the continued spread of COVID-19 and the uncertain path to economic recovery continue. Certain mitigating factors, including the impact of government interventions, the success of vaccine distribution, and the effectiveness of the vaccines, will contribute to improving economic conditions but there still remains uncertainty related to inflation, recession, unemployment, volatile interest rates, changes in trade policies and other factors, such as state and local municipal budget deficits, government spending and the U.S. national debt, which are outside of the Company’s control and may, directly and indirectly, adversely affect the Company.

With respect to the Company’s loan portfolios, COVID-19 related business shutdowns and slowdowns, limitations on commercial activity and financial transactions, increased unemployment, increased commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, and decreased consumer confidence, all of which may cause the Company’s customers to be unable to make scheduled loan payments. The Company instituted a deferral program which granted customers impacted by COVID-19 deferrals of loan principal and/or interest payments provided that such customers met certain requirements. While certain deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the extended deferral period expires. Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to classify these loans as nonaccrual, make additional provisions for credit losses and net charge-offs. If these deferrals were not effective in mitigating the effect of COVID-19 on the Company’s customers, it will adversely affect the Company’s business and results of operations more substantially over a longer period of time.

In addition, the Company has participated as a lender in the first and second rounds of funding for the Small Business Administration’s Paycheck Protection Program (“PPP”). Because this program is relatively new, there are heightened concerns associated with processing the initial and follow-up loan applications and the related forgiveness applications which expose the Company to risks relating to noncompliance with the PPP, including the ambiguity in the laws, the rules and guidance regarding the operation of the PPP, and the risk that the SBA may not fund some or all of the PPP loan guaranties.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and maintained this target range as of December 31, 2020. Further, the Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. The Company expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and net interest margin and its profitability. A prolonged period of extremely volatile and unstable market conditions would likely negatively affect market risk mitigation strategies. Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition. Low rates increase the risk in the United States of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve. The Company cannot predict the nature or timing of future changes in monetary policies that may be instituted by the newly-appointed government officials or the precise effects that they may have on the Company’s activities and financial results.

In addition, the pandemic has also increased the likelihood that federal and state taxes may increase as a result of the effects of the pandemic on governmental budgets, which could reduce the Company’s net income.

General Risks

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 280 properties, of which 171 are owned and 109 are under lease arrangements. With respect to the Banking segment, the Company operates 232 full-service branches and 16 facilities for back office banking operations. With respect to the Employee Benefit Services segment, the Company operates 12 customer service facilities, all of which are leased. With respect to the All Other segment, the Company operates 20 customer service facilities, all of which are leased. Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2020 had a net book value of $89.3 million and none of the properties were subject to any material encumbrances. For the year ended December 31, 2020, the Company paid $9.0 million of rental fees for facilities leased for its operations. Effective January 1, 2019, the Company adopted new lease accounting guidance in accordance with Accounting Standards Update 2016-02, Leases (Topic 842) that requires recognition of a liability associated with future payments under lease agreements and a right-of-use asset representing the right to use the underlying assets. The adoption of this new guidance resulted in the recognition of a lease liability of $34.2 million and corresponding right-of-use asset of $34.2 million. As of December 31, 2020, the lease liability and corresponding right-of-use asset were $35.9 million and $34.9 million, respectively. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Information on current legal proceedings is set forth in Note N to the consolidated financial statements included under Part II, Item 8, including a litigation related accrual for $3.0 million in 2020. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not Applicable

Item 4A. Information about our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position

Mark E. Tryniski	60

Director, President and Chief Executive Officer. Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

George J. Getman	64

Executive Vice President and General Counsel. Mr. Getman assumed his current position in January 2008. Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Joseph E. Sutaris	53

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

Joseph F. Serbun	60

Executive Vice President and Chief Banking Officer. Mr. Serbun assumed his current position in March 2020. He served as the Bank’s Executive Vice President and Chief Credit Officer from June 2018 to March 2020 and as Senior Vice President and Chief Credit Officer from June 2010 to June 2018 and as Vice President and Commercial Team Leader of the Bank from January 2008 until June 2010. Prior to joining the Company, he served as Vice President at JPMorgan Chase Bank, N.A.

Joseph J. Lemchak	59

Senior Vice President and Chief Investment Officer of the Company since May 1991. He served as the Assistant Vice President and Chief Financial Officer of Horizon Bank, a wholly-owned bank subsidiary of the Company, from April 1990 to May 1991. Prior to joining the Company, he worked as a commercial lender with Chittenden Trust Company, a Vermont based lending institution, from 1989 to 1990, and Security Norstar Bank in Rochester, New York from 1984 to 1989.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 53,675,085 shares of common stock outstanding on January 31, 2021, held by approximately 3,911 registered shareholders of record. The following table sets forth the high and low closing prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions.

			Quarterly
Year / Qtr	High Price	Low Price	Dividend
2020
4th	$67.11	$54.35	$0.42
3rd	$62.42	$52.29	$0.42
2nd	$66.48	$51.93	$0.41
1st	$71.52	$48.40	$0.41

2019
4th	$71.07	$60.09	$0.41
3rd	$66.12	$59.51	$0.41
2nd	$67.47	$61.10	$0.38
1st	$64.92	$56.94	$0.38

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.42 per share for the first quarter of 2021. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company’s need for those funds. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2015 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	346,378	$32.00	0
2014 Long-term Incentive Plan	1,372,289	43.05	826,246
Equity compensation plans not approved by security holders	0	0	0
Total	1,718,667	$40.82	826,246

(1)	The number of securities includes 176,408 shares of unvested restricted stock.

Stock Repurchase Program

At its December 2019 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,600,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during a twelve-month period starting January 1, 2020. There were no treasury stock purchases made under this authorization in 2020. At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during a twelve-month period starting January 1, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2020:

Issuer Purchases of Equity Securities

				Maximum Number of
				Shares
	Total		Total Number of Shares	That May Yet be
	Number of	Average	Purchased as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
October 1-31, 2020 (1)	1,146	$58.76	0	2,600,000
November 1-30, 2020	0	0.00	0	2,600,000
December 1-31, 2020	0	0.00	0	2,600,000
Total	1,146	$58.76

(1)	Included in the common shares repurchased were 1,146 shares acquired by the Company in connection with administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2020. The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited. All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2020	2019	2018	2017	2016
Income Statement Data:
Loan interest income	$314,779	$308,210	$286,165	$253,949	$211,467
Investment interest income	74,499	77,517	76,568	75,506	73,720
Interest expense	20,875	26,552	17,678	13,780	11,291
Net interest income	368,403	359,175	345,055	315,675	273,896
Provision for credit losses	14,212	8,430	10,837	10,984	8,076
Noninterest income	228,004	225,718	223,720	202,421	155,625
Gain or loss on investment securities & gain or loss on debt extinguishment, net	415	4,901	339	2	0
Acquisition expenses and litigation accrual	7,883	8,608	(769)	25,986	1,706
Other noninterest expenses	368,651	363,418	346,058	321,163	265,142
Income before income taxes	206,076	209,338	212,988	159,965	154,597
Net income	164,676	169,063	168,641	150,717	103,812
Diluted earnings per share	3.08	3.23	3.24	3.03	2.32

Balance Sheet Data:
Cash equivalents	$1,466,043	$43,243	$29,083	$19,652	$24,243
Investment securities	3,595,347	3,088,343	2,981,658	3,081,379	2,784,392
Loans	7,415,952	6,890,543	6,281,121	6,256,757	4,948,562
Allowance for credit losses	(60,869)	(49,911)	(49,284)	(47,583)	(47,233)
Intangible assets	846,648	836,923	807,349	825,088	480,844
Total assets	13,931,094	11,410,295	10,607,295	10,746,198	8,666,437
Deposits	11,224,974	8,994,967	8,322,371	8,444,420	7,075,954
Borrowings	371,289	344,873	413,682	485,896	248,370
Shareholders’ equity	2,104,107	1,855,234	1,713,783	1,635,315	1,198,100

Capital and Related Ratios:
Cash dividends declared per share	$1.66	$1.58	$1.44	$1.32	$1.26
Book value per share	39.26	35.82	33.43	32.26	26.96
Tangible book value per share (1)	24.29	20.52	18.59	16.94	17.12
Market capitalization (in millions)	3,339	3,674	2,988	2,725	2,746
Tier 1 leverage ratio	10.16%	10.80%	11.08%	10.00%	10.55%
Total risk-based capital to risk-adjusted assets	19.87%	17.99%	19.06%	17.45%	19.10%
Tangible equity to tangible assets (1)	9.92%	10.01%	9.68%	8.61%	9.24%
Dividend payout ratio	53.7%	48.4%	43.8%	43.5%	53.7%
Period end common shares outstanding	53,593	51,794	51,258	50,696	44,437
Diluted weighted-average shares outstanding	53,487	52,370	51,975	49,665	44,720

Selected Performance Ratios:
Return on average assets	1.28%	1.53%	1.58%	1.49%	1.20%
Return on average equity	8.13%	9.42%	10.20%	10.21%	8.57%
Net interest margin	3.28%	3.76%	3.73%	3.69%	3.71%
Noninterest revenues/operating revenues (FTE) (2)	38.3%	38.7%	39.6%	38.8%	35.5%
Efficiency ratio (3)	59.6%	59.6%	58.0%	58.3%	59.6%

Asset Quality Ratios:
Allowance for credit losses/total loans	0.82%	0.72%	0.78%	0.76%	0.95%
Nonperforming loans/total loans	1.04%	0.35%	0.40%	0.44%	0.48%
Allowance for credit losses/nonperforming loans	79%	206%	197%	173%	199%
Provision for credit losses/net charge-offs	286%	108%	119%	103%	129%
Net charge-offs/average loans	0.07%	0.12%	0.15%	0.18%	0.13%

(1)	The tangible book value per share and the tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets, adjusted for deferred tax liabilities generated from tax deductible goodwill and other intangible assets. The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).
(2)	For purposes of this ratio, noninterest revenues excludes unrealized gain or loss on equity securities, net gain on sales of investment securities, gain or loss on debt extinguishment and insurance-related recoveries. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain or loss on equity securities, net gain on sales of investment securities, gain or loss on debt extinguishment, insurance-related recoveries and acquired non-impaired loan accretion (See Table 20 for Reconciliation of GAAP to Non-GAAP measures).
(3)	Efficiency ratio provides a ratio of operating expenses to operating income. Operating expenses are total noninterest expenses excluding acquisition expenses, litigation accrual, and amortization of intangible assets. Operating income is net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding insurance-related recoveries, net gain on sale of investment securities, unrealized gain/loss on equity securities, and gain/loss on debt extinguishment from income. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information beginning on page 31 and the Company’s Consolidated Financial Statements and related notes that appear on pages 73 through 135. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure. The term “this year” and equivalent terms refer to results in calendar year 2020, “last year” and equivalent terms refer to calendar year 2019, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 67.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 79.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions, acquisition-related provision for credit losses, the unrealized gain (loss) on equity securities, net gain on sale of investments, litigation accrual, the gain (loss) on debt extinguishment and the one-time benefit from the revaluation of net deferred tax liabilities. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, net gain on sale of investments, unrealized gain (loss) on equity securities, the gain (loss) on debt extinguishment and litigation accrual from income before income taxes. Although these items are non-GAAP measures, the Company’s management believes this information helps investors understand the effect of acquisitions and other non-recurring activity in its reported results. Diluted adjusted net earnings per share were $3.37 in 2020, down $0.07, or 2.0%, from 2019 and down $0.02, or 0.6%, from 2018. Adjusted pre-tax, pre-provision net revenue was $4.26 per share in 2020, up $0.03, or 0.7%, from 2019 and down $0.03, or 0.7%, from 2018. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and optimize interest rate risk, yield and liquidity, (iv) increase the noninterest component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.0 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.2 million was recognized as a result of the merger.

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

The Company reported net income of $164.7 million for the year ended December 31, 2020 that was 2.6% below the prior year, while earnings per share of $3.08 for the year was 4.6% below the prior year. The decrease in net income and earnings per share was due in part to the increase in provision for credit losses which included $3.1 million of acquisition-related provision for credit losses associated with the acquisition of Steuben, with the remaining increase largely attributable to the impact that COVID-19 had on economic and business conditions. Other factors resulting in the decreases to net income and earnings per share were an increase in noninterest expenses, a decrease in gain on sales of investment securities, an increase in litigation accrual, higher income taxes and an increase in weighted average diluted shares outstanding attributable to shares issued in connection with the Steuben acquisition, administration of the Company’s 401(k) plan and employee stock plan. Partially offsetting these items were expanded business activities from the Steuben acquisition completed in the second quarter of 2020 and a full year of the expanded business activities from the Kinderhook acquisition completed in the third quarter of 2019, an increase in net interest income, a decrease in acquisition expenses, higher noninterest revenues and an increase in gain on debt extinguishment. Net income adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, gain on sales of investment securities, unrealized gain and losses on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion (“Adjusted Net Income”), increased $0.2 million, or 0.1%, compared to the prior year. Earnings per share adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, gain on sales of investment securities, unrealized gain and losses on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-impaired loan accretion (“Adjusted Earnings Per Share”), of $3.37 decreased $0.07, or 2.0%, compared to the prior year. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets and average deposits, primarily reflective of large net inflows of funds from government stimulus programs, PPP loan originations and the acquisition of Steuben in the second quarter of 2020. Average external borrowings in 2020 decreased from 2019 reflective of a decrease in average subordinated debt held by unconsolidated subsidiary trusts, partially offset by increases in average subordinated notes payable, average securities sold under an agreement to repurchase ("customer repurchase agreements") as well as average Federal Home Loan Bank of New York (“FHLB”) borrowings. The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by MBVT Statutory Trust I ("MBVT I") and the Kinderhook Capital Trust ("KCT") during the third quarter of 2019, partially offset by a partial year of trust preferred debt assumed with the Steuben acquisition that was subsequently redeemed in the third quarter of 2020. Asset quality remained strong throughout much of 2020, with the COVID-19 pandemic contributing to the nonperforming and delinquency ratios rising above 2019 levels in the second half of the year, while the full year net charge-off ratio was favorable and improved from one year earlier.

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the coronavirus, identified as COVID-19, occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020. In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State Authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting Central Banks around the World to inject significant amounts of monetary stimulus into their economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets. The estimated value of the pandemic-related monetary stimulus package provided through the Federal Reserve’s activities was estimated at $4 trillion. In addition, on March 27, 2020, the United States Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak. On April 21, 2020 an additional $484 billion of CARES Act funding was appropriated by Congress to provide additional support to the national economy and financial markets. On December 11, 2020, the Food and Drug Administration authorized the United States’ first COVID-19 vaccine and a second COVID-19 vaccine was authorized on December 18, 2020. Distribution and administration of the vaccines have steadily progressed since those authorizations. On December 21, 2020, Congress amended the CARES Act with the Consolidated Appropriations Act of 2021 (“CAA”) to provide an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic.

As the COVID-19 events unfolded throughout 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect its employees and assure workforce continuity and operational redundancy, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its extensive bank branch network in the first and fourth quarters of 2020. The Company also maintained active communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards. Late in the second quarter, the Company implemented a return-to-work plan which was reversed in the fourth quarter as cases in our geography began to climb. In addition, it re-opened the majority of its customer service facilities to the public, although banking branch lobbies were again closed to walk-in customer traffic in the fourth quarter of 2020 and service offerings continue to be limited to scheduled appointments and drive-up and ATM-based transactions.

Although there remains uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the crisis. The Company’s capital planning and management activities, coupled with its historically strong earnings performance, diversified streams of revenue and prudent dividend practices, have allowed it to build and maintain strong capital reserves. Shareholders’ equity of $2.10 billion at December 31, 2020 was $248.9 million, or 13.4%, higher than 2019. The increase in shareholders’ equity over the last year was primarily driven by earnings retention, as well as common shares issued in the Steuben acquisition and an increase in accumulated other comprehensive income due primarily to an increase in net unrealized gains on the Company’s available-for-sale investment securities portfolio. At December 31, 2020, all of the Company’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.16% at December 31, 2020, which represents more than two times the regulatory well-capitalized standard of 5.0%. This compares to 10.80% at the end of 2019, with the modest declines in the ratio primarily being driven by stimulus-aided organic asset growth largely generated from the significant deposit inflows resulting from federal government stimulus programs associated with the pandemic. The Company’s net tangible equity to net tangible assets ratio was 9.92% at December 31, 2020, down from 10.01% at the end of 2019. The decrease in the net tangible equity to net tangible assets ratio during the year was due to the significant organic growth in total assets between the comparable periods as a result of the strong inflow of deposits noted above, as well as a modest increase in intangible assets.

The Company’s liquidity position remains strong. The Bank maintains a funding base largely comprised of core noninterest-bearing demand deposit accounts and low cost interest-bearing interest checking, savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At December 31, 2020, the Company’s cash and cash equivalents balances, net of float, were $1.57 billion. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly-liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency mortgage backed securities. At December 31, 2020, the Company’s available-for-sale investment securities portfolio totaled $3.55 billion, $1.78 billion of which was unpledged as collateral. Net unrealized gains on the portfolio at that time were $120.1 million. The Bank’s unused borrowing capacity at the FHLB at December 31, 2020 was $1.66 billion and it maintained $256.2 million of funding availability at the Federal Reserve Bank’s discount window. Furthermore, the Company has not experienced significant draws on available business and consumer lines of credit or observed any significant or unusual customer activity that portends unmanageable levels of stress on the Company’s liquidity profile since the inception of the pandemic.

The Company is participating in both phases of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that meet certain conditions. As of December 31, 2020, the Company’s business lending portfolio included 3,417 PPP loans with a total balance of $470.7 million. The Company experienced high levels of customer utilization of the PPP loan program, but also believes that its liquidity resources are more than sufficient to meet these and other funding requirements of its borrowers. The Company expects to recognize through interest income most of its remaining net deferred PPP fees totaling $9.0 million during 2021. In addition, the Company is participating in the 2021 second round of PPP lending, also known as the “Second Draw” program, but is uncertain at this time as to the amount of PPP loans it will originate in 2021.

From a credit risk and lending perspective, the Company has and continues to take actions to identify, assess and monitor its COVID-19 related credit exposures based on asset class and borrower type. No specific credit impairment has been identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio since the onset of the pandemic. With respect to the Company’s lending activities, the Company implemented and continues to utilize a customer forbearance program to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. The Company processed more than 5,000 borrower forbearance requests granting approximately $950 million in deferrals during 2020. As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. These forbearances were comprised of 63 business borrowers representing $65.7 million in outstanding loan balances and 11 consumer borrowers representing approximately $0.8 million in outstanding loan balances. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals, were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status. During the fourth quarter of 2020, several commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, requested extended loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing. Although the Company’s management granted these forbearance requests, it also reclassified the majority of these loan relationships from accruing to nonaccrual status, unless the borrower clearly demonstrated current repayment capacity or sufficient cash reserves to service their pre-forbearance payment obligations. The Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during 2021, but also anticipates that delinquent and nonperforming loans may increase in future periods as borrowers that continue to experience COVID-19 related financial hardship may be unable to maintain or resume loan payments consistent with their contractual obligations. While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires. Once these deferrals expire, it may become apparent that more customers than expected are unable to fully meet their lending obligations, leading to higher levels of provisions for credit losses.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products, likely for a significant portion of 2021. The CARES Act is expected to have an immaterial impact as it relates to income taxes and the Company will continue to assess impacts in future periods. The short and long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings, allowance for credit losses, capital position, and liquidity continue to evolve and are difficult to assess and certain matters remain uncertain at this time.

Net Income and Profitability

Net income for 2020 was $164.7 million, a decrease of $4.4 million, or 2.6%, from 2019’s earnings. Earnings per share for 2020 was $3.08, down $0.15, or 4.6%, from 2019’s results. Net income and earnings per share for 2020 were impacted by $4.9 million of acquisition expenses primarily related to the Steuben acquisition, $3.1 million of acquisition-related provision for credit losses related to the Steuben acquisition and $3.0 million of litigation accrual expenses, while the Company incurred $8.6 million of acquisition expenses in 2019 primarily related to the Kinderhook acquisition and recorded $4.9 million in net gains on the sales of investment securities in 2019. Adjusted Net Income increased $0.2 million, or 0.1%, compared to the prior year. Adjusted Earnings per Share of $3.37 decreased $0.07, or 2.0%, compared to the prior year. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2019 was $169.1 million, an increase of $0.4 million, or 0.3%, from 2018’s earnings. Earnings per share for 2019 was $3.23, down $0.01, or 0.3%, from 2018’s results. Net income and earnings per share for 2019 were impacted by $8.6 million of acquisition expenses primarily related to the Kinderhook acquisition offset in part by $4.9 million in net gains on the sales of investment securities, while the Company recovered $0.8 million of vendor contract termination charges in 2018 that were initially recorded as an acquisition expense in the second quarter of 2017. Adjusted Net Income increased $4.1 million, or 2.3%, compared to the prior year. Adjusted Earnings per Share of $3.44 increased $0.05, or 1.5%, compared to the prior year. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2020	2019	2018	2017	2016
Net interest income	$368,403	$359,175	$345,055	$315,675	$273,896
Provision for credit losses	14,212	8,430	10,837	10,984	8,076
Gain on sales of investment securities, net	0	4,882	0	2	0
Unrealized (loss)/gain on equity securities	(6)	19	657	0	0
Gain/(loss) on debt extinguishment	421	0	(318)	0	0
Noninterest revenue	228,004	225,718	223,720	202,421	155,625
Acquisition expenses and litigation accrual	7,883	8,608	(769)	25,986	1,706
Other noninterest expenses	368,651	363,418	346,058	321,163	265,142
Income before taxes	206,076	209,338	212,988	159,965	154,597
Income taxes	41,400	40,275	44,347	9,248	50,785
Net income	$164,676	$169,063	$168,641	$150,717	$103,812

Diluted weighted average common shares outstanding	53,487	52,370	51,975	49,665	44,720
Diluted earnings per share	$3.08	$3.23	$3.24	$3.03	$2.32

The Company operates in three business segments: Banking, Employee Benefit Services and All Other. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust services; collective investment funds; fund administration; transfer agency; retirement plan and VEBA/HRA and health savings account plan administration services; actuarial services; and healthcare consulting services. BPAS services more than 3,800 benefit plans with approximately 450,000 plan participants and holds more than $107.0 billion in employee benefit trust assets. In addition, BPAS employs 367 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 11 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas and Puerto Rico. The All Other segment is comprised of wealth management and insurance services. Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI, The Carta Group, Inc. (“Carta Group”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). The insurance services activities include the offerings of personal and commercial lines of insurance and other risk management products and services provided by OneGroup NY, Inc. (“OneGroup”). For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2020 earnings performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING

●	Net interest income increased $8.9 million, or 2.5%. This was the result of a $1.69 billion increase in average interest-earning assets and a 13 basis point decrease in the average rate on interest-bearing liabilities, partially offset by a 57 basis point decrease in the average yield on earning assets and a $971.7 million increase in average interest-bearing liabilities. Average loans grew $722.4 million driven primarily by the origination of PPP loans and the Steuben acquisition, while the yield on loans decreased 39 basis points from the prior year. Also contributing to the growth in interest income was a $972.2 million increase in the average book value of investments, including cash equivalents. The increase in the average book balance of investments was the net result of investment purchases of $1.12 billion during the year and $180.5 million of investments acquired with the Steuben transaction, as well as a significant increase in cash equivalents primarily driven by large deposit inflows related to government stimulus programs, partially offset by $886.1 million in investment maturities, calls and principal payments. The average yield on investments, including cash equivalents, decreased 68 basis points from the prior year. Average interest-bearing deposits increased $974.9 million due primarily to the addition of deposits from the Steuben acquisition and the aforementioned net inflows of funds from government stimulus programs. Borrowing interest expense decreased year-over-year as a result of a blended rate that was 59 basis points lower than the prior year and a decrease in average balances of $3.2 million.
●	The provision for credit losses of $14.2 million increased $5.8 million, or 68.6%, from the prior year level primarily due to the adverse impact COVID-19 had on economic and business conditions within the Company's markets. Net charge-offs of $5.0 million were $2.8 million less than 2019. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.07%, which was five basis points lower than the prior year. Year-end nonperforming loans as a percentage of total loans increased 69 basis points and nonperforming assets as a percentage of loans and other real estate owned increased 68 basis points compared to December 31, 2019 levels. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 54 through 60.
●	Banking noninterest revenue for 2020, excluding unrealized gains and losses on equity securities, net gain on sales of investments and gain on debt extinguishment, of $69.2 million decreased by $1.0 million from 2019’s level. The decrease in noninterest revenue was primarily related to a decrease in deposit service fees due to lower overdraft and other deposit revenues, partially offset by an increase in mortgage banking revenue due to higher levels of sales of secondary market eligible residential mortgage loans during 2020 and the increase in volume of deposit services fees related to deposit relationships acquired with the Kinderhook and Steuben transactions. The Company recognized $4.9 million in net gains on the sales of investment securities in 2019.

●	Total banking noninterest expenses, including acquisition and litigation accrual expenses, increased $6.2 million, or 2.4%, in 2020 reflective of the $3.0 million in one-time litigation accrual expenses incurred in 2020, additional expenses associated with an expanded branch network from the Kinderhook and Steuben acquisitions, merit-related increases in employee wages, as well as an increase in expenses associated with the implementation of new customer-facing digital technologies and back office systems. Excluding acquisition and litigation accrual expenses, banking noninterest expenses increased $6.9 million, or 2.7%.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services noninterest revenue for 2020 of $103.5 million increased $4.0 million, or 4.0%, from the prior year level, due to the organic growth in plan administration, recordkeeping and trustee fees.
●	Employee benefit services noninterest expenses for 2020 totaled $66.4 million. This represented an increase from 2019 of $0.2 million, or 0.4%, and was primarily attributable to an increase in personnel costs associated with the continued buildout of resources to support an expanding revenue base, partially offset by a general decrease in the level of business activities as a result of the COVID-19 pandemic.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)

●	Wealth management and insurance services noninterest revenue for 2020 was $61.6 million; an increase of $2.5 million, or 4.3%, from the prior year level. The increase was due to organic growth in both businesses.

●	Wealth management and insurance services noninterest expenses of $49.9 million increased $1.3 million, or 2.7%, from 2019 primarily due to increased personnel and data processing costs associated with organic growth.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2020	2019	2018
Return on average assets	1.28%	1.53%	1.58%
Return on average equity	8.13%	9.42%	10.20%
Dividend payout ratio	53.7%	48.4%	43.8%
Average equity to average assets	15.71%	16.25%	15.50%

As displayed in Table 2, the 2020 return on average assets ratio decreased 25 basis points and the return on average equity ratio decreased 129 basis points as compared to 2019. The decrease in return on average assets was primarily the result of an increase in average assets, primarily related to large net inflows of funds from government stimulus programs, PPP loan originations and the acquisitions of Kinderhook in third quarter of 2019 and Steuben in the second quarter of 2020, and a decrease in net income that was impacted by a $5.8 million increase in provision for credit losses, a $4.9 million decrease in net gains on sales of investment securities and $3.0 million of litigation accrual expenses incurred in 2020. The return on average equity ratio decreased in 2020 as average equity increased, primarily related to shares issued in connection with the Steuben acquisition and increases in the market value of the Company’s available-for-sale investments, while net income decreased and was impacted by the aforementioned provision for credit losses, litigation accrual expenses and lower security gains. The return on average assets ratio in 2019 decreased five basis points, while the return on average equity ratio decreased 78 basis points as compared to 2018. The decrease in return on average assets was primarily the result of an increase in average assets, primarily related to the Kinderhook acquisition, which outpaced the increase in net income that was impacted by $8.6 million in acquisition expenses incurred in 2019. The return on average equity ratio decreased in 2019 as the increase in average equity, including higher after-tax unrealized gains on investment securities, outpaced net income that was impacted by the aforementioned acquisition expenses. The return on average assets adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, gain on sales of investment securities, unrealized gains and losses on equity securities, gain or loss on debt extinguishment, amortization of intangibles, litigation accrual expenses and acquired non-impaired loan accretion decreased 23 basis points to 1.40% in 2020, as compared to 1.63% in 2019. The return on average equity adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, gain on sales of investment securities, unrealized gains and losses on equity securities, gain on debt extinguishment, amortization of intangibles, litigation accrual expenses and acquired non-impaired loan accretion decreased 114 basis points to 8.89% in 2020, from 10.03% in 2019. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2020 of 53.7% increased 5.3% from 2019 as there was an 8.2% increase in dividends declared from 2019 and a 2.6% decrease in net income. The increase in dividends declared in 2020 was a result of a 5.1% increase in the dividends declared per share and the issuance of shares in connection with the Steuben acquisition and administration of the Company’s 401(k) plan and employee stock plan. The dividend payout ratio for 2019 of 48.4% increased 4.6% from 2018 as the 10.7% increase in dividends declared from 2018 was higher than the 0.3% increase in net income. The increase in dividends declared in 2019 was a result of a 9.7% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s 401(k) plan and employee stock plan.

The average equity to average assets ratio decreased in 2020 as the growth in assets outpaced the growth in common shareholders’ equity. During 2020, average assets increased 16.8% while average equity increased at a rate of 12.9%. In 2019 the average equity to average assets ratio increased 75 basis points as average equity rose 8.5% and average assets grew 3.5% in comparison to 2018.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $372.3 million in 2020, an increase of $9.2 million, or 2.5%, from the prior year. The increase is a result of a $1.69 billion, or 17.5%, increase in average interest-earning assets and a 13 basis point decrease in the average rate on interest-bearing liabilities, partially offset by a 57 basis point decrease in the average yield on interest-earning assets and a $971.7 million increase in average interest-bearing liabilities. As reflected in Table 4, the favorable impact of the increase in interest-earning assets ($63.0 million) and decrease in the rate on interest-bearing liabilities ($9.2 million) was partially offset by the unfavorable impact of the decrease in the average yield on interest-earning assets ($59.5 million) and the increase in interest-bearing liabilities ($3.5 million).

The 2020 net interest margin decreased 48 basis points to 3.28% from 3.76% reported in 2019. The decrease was attributable to a 57 basis point decrease in the earning-asset yield partially offset by a 13 basis point decrease in the cost of interest-bearing liabilities primarily due to the impact of lower market rates during 2020 resulting from the economic impacts of the COVID-19 pandemic. The 4.34% yield on loans in 2020 decreased 39 basis points as compared to 4.73% in 2019 primarily due to the impact of lower market rates during 2020 resulting from the aforementioned economic impacts of the COVID-19 pandemic, including the impact of acquired loan accretion. The yield on investments, including cash equivalents, of 1.90% in 2020 was 68 basis points lower than 2019. The cost of interest-bearing liabilities was 0.27% during 2020 as compared to 0.40% for 2019. The decreased cost reflects the seven basis point decrease in the average rate paid on deposits and the 59 basis point lower average rate paid on borrowings in 2020.

The net interest margin in 2019 increased three basis points to 3.76% from 3.73% reported in 2018. The increase was attributable to an 11 basis point increase in the earning-asset yield, offset by a 13 basis point increase in the cost of interest-bearing liabilities. The 4.73% yield on loans increased 15 basis points in 2019 as compared to 4.58% in 2018, including the impact of acquired loan accretion associated with the Kinderhook acquisition. The yield on investments, including cash equivalents, of 2.58% in 2019 was consistent with 2018. The yield on investments was impacted by the sale of $590.2 million of available-for-sale Treasury securities in the second quarter of 2019 with subsequent reinvestment of the proceeds occurring primarily in the fourth quarter. The proceeds from the sale of securities in the second quarter were held in interest-earning cash until more attractive reinvestment options became available in the fourth quarter. The cost of interest-bearing liabilities was 0.40% during 2019 as compared to 0.27% for 2018. The increased cost reflects the 10 basis point increase in the average rate paid on deposits and the 14 basis point higher average rate paid on borrowings in 2019.

As shown in Table 3, total FTE-basis interest income increased by $3.5 million, or 0.9%, in 2020 in comparison to 2019. Table 4 indicates that a higher average earning-asset balance created $63.0 million of incremental interest income and a lower yield on earning assets had an unfavorable impact of $59.5 million on interest income. Average loans increased $722.4 million, or 11.0%, in 2020. This increase was primarily due to the origination of PPP loans and acquired growth from the Steuben acquisition. FTE-basis loan interest income and fees increased $6.4 million, or 2.1%, in 2020 as compared to 2019, attributable to the higher average balances partially offset by a 39 basis point decrease in the loan yield primarily due to impact of lower market rates during 2020.

Investment interest income (FTE basis) in 2020 was $2.9 million, or 3.6%, lower than the prior year as a result of a 68 basis point decrease in average investment yield partially offset by a $972.2 million increase in the average book basis balance of investments, including cash equivalents. The lower average investment yield in 2020 was reflective of cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower market interest rates or held in interest-earning cash. The higher average investment book balance is inclusive of the $179.7 million of available-for-sale securities and $0.8 million of equity and other securities acquired with the Steuben transaction.

Total FTE-basis interest income in 2019 increased $22.7 million, or 6.2%, from 2018’s level. As shown in table 4, the higher average earning-asset balance created $11.8 million of incremental interest income and a higher yield on earning assets had a favorable impact of $10.9 million on interest income. Average loans increased $278.9 million, or 4.5%, in 2019. This increase was primarily due to acquired growth from the Kinderhook acquisition, which accounted for $217.6 million of the growth. FTE-basis loan interest income and fees increased $22.1 million, or 7.7%, in 2019 as compared to 2018, attributable to the higher average balances and a 15 basis point increase in the loan yield. On a FTE basis, investment interest income, including interest on cash equivalents, totaled $80.6 million in 2019, $0.6 million, or 0.7%, higher than 2018 as a result of a $16.6 million increase in the average book basis balance of investments (including cash equivalents) and an average investment yield of 2.58% that was consistent with 2018. The higher average investment book balance is inclusive of the $37.7 million of available-for-sale securities and $2.1 million of equity and other securities acquired with the Kinderhook transaction.

Total interest expense decreased by $5.7 million, or 21.4%, to $20.9 million in 2020. As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $9.2 million, while higher deposit balances resulted in a $3.5 million increase in interest expense. Interest expense as a percentage of average earning assets for 2020 decreased nine basis points to 0.18%. The rate on interest-bearing deposits of 0.23% was nine basis points lower than 2019, primarily due to a decrease in certain product rates in response to changes in market interest rates during the year. The rate on borrowings decreased 59 basis points to 1.27% in 2020, primarily due to the decrease in the average variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and customer repurchase agreements. Total average funding balances (deposits and borrowings) in 2020 increased $1.60 billion, or 17.6%. Average deposits increased $1.60 billion, driven by large net inflows of funds from government stimulus programs and acquired growth from the Steuben acquisition. Average non-time deposit balances increased $1.51 billion and accounted for 90.9% of total average deposits compared to 90.3% in 2019, due to the aforementioned net inflows of funds from government stimulus programs and the addition of $419.8 million in non-time deposit balances with the Steuben acquisition. Average time deposits increased by $92.8 million year-over-year, including $96.4 million in time deposits from the Steuben acquisition. Average time deposits represented 9.1% of total average deposits for 2020 compared to 9.7% in 2019. Average external borrowings decreased $3.2 million in 2020 as compared to 2019, due to a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $14.4 million, partially offset by an increase in average subordinated notes payable of $6.0 million, an increase in average customer repurchase agreements of $4.0 million and an increase in average FHLB borrowings of $1.2 million. The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by MBVT I and KCT during the third quarter of 2019 for a total of $22.7 million, partially offset by a partial year of subordinated debt assumed with the Steuben acquisition. The Company assumed $6.0 million of FHLB borrowings and $2.1 million of subordinated notes held by unconsolidated subsidiary trusts from the Steuben acquisition. The subordinated notes held by unconsolidated subsidiary trusts assumed from the Steuben acquisition were redeemed in the third quarter of 2020 and $10.4 million of subordinated notes payable assumed from the Kinderhook acquisition were redeemed in the fourth quarter of 2020.

Total interest expense increased by $8.9 million, or 50.2%, to $26.6 million in 2019. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $8.6 million, while higher interest-bearing deposit balances resulted in a $0.3 million increase in interest expense. Interest expense as a percentage of average earning assets for 2019 increased eight basis points to 0.27%. The rate on interest-bearing deposits of 0.32% was 15 basis points higher than 2018, primarily due to an increase in certain product rates in response to changes in market interest rates during 2018 and 2019. The rate on borrowings increased 14 basis points to 1.86% in 2019, primarily due to the increase in the average variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and overnight borrowings. Total average funding balances (deposits and borrowings) in 2019 increased $196.1 million, or 2.2%. Average deposits increased $277.1 million, with $260.0 million of the increase from the Kinderhook acquisition. Average non-time deposit balances increased $184.9 million and accounted for 90.3% of total average deposits compared to 91.1% in 2018, due to the addition of $185.9 million in non-time deposit balances with the Kinderhook acquisition, partially offset by a $1.0 million decrease in legacy deposits. Average time deposits increased by $92.2 million year-over-year, including $74.1 million in average time deposits from the Kinderhook acquisition. Average time deposits represented 9.7% of total average deposits for 2019 compared to 8.9% in 2018. Average external borrowings decreased $81.0 million in 2019 as compared to 2018, due to a decrease in average customer repurchase agreements of $42.6 million, a decrease in subordinated debt held by unconsolidated subsidiary trusts of $20.1 million and a decrease in FHLB borrowings, partially offset by an increase in average subordinated notes payable of $6.5 million associated with subordinated notes acquired in the Kinderhook transaction. The decrease in average subordinated debt held by unconsolidated subsidiary trusts was due to the redemption of trust preferred debt held by MBVT I and KCT during the third quarter of 2019 for a total of $22.7 million, partially offset by the addition of the subordinated debt acquired with the Kinderhook transaction in the second half of the year.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2020, 2019 and 2018. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 24.0% in both 2020 and 2019 and 24.4% in 2018. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include loan fees and acquired loan accretion. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$831,438	$1,070	0.13%	$408,343	$8,473	2.07%	$78,888	$1,322	1.68%
Taxable investment securities (1)	2,806,587	61,468	2.19%	2,300,454	57,431	2.50%	2,577,695	62,182	2.41%
Nontaxable investment securities (1)	455,048	15,121	3.32%	412,121	14,684	3.56%	447,772	16,526	3.69%
Loans (net of unearned discount) (2)	7,265,089	315,558	4.34%	6,542,716	309,148	4.73%	6,263,843	287,048	4.58%
Total interest-earning assets	11,358,162	393,217	3.46%	9,663,634	389,736	4.03%	9,368,198	367,078	3.92%
Noninterest-earning assets	1,538,337			1,379,539			1,297,011
Total assets	$12,896,499			$11,043,173			$10,665,209

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$6,371,406	5,532	0.09%	$5,489,307	10,456	0.19%	$5,403,013	6,292	0.12%
Time deposits	935,809	11,229	1.20%	843,024	10,004	1.19%	750,814	4,366	0.58%
Repurchase agreements	222,738	1,359	0.61%	218,733	1,615	0.74%	261,358	1,597	0.61%
FHLB borrowings	10,822	210	1.94%	9,622	233	2.42%	34,374	746	2.17%
Subordinated notes payable	12,505	670	5.36%	6,467	346	5.35%	0	0	0%
Subordinated debt held by unconsolidated subsidiary trusts	77,850	1,875	2.41%	92,262	3,898	4.22%	112,322	4,677	4.16%
Total interest-bearing liabilities	7,631,130	20,875	0.27%	6,659,415	26,552	0.40%	6,561,881	17,678	0.27%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,024,763			2,401,413			2,302,806
Other liabilities	213,937			187,628			147,141
Shareholders' equity	2,026,669			1,794,717			1,653,381
Total liabilities and shareholders' equity	$12,896,499			$11,043,173			$10,665,209

Net interest earnings		$372,342			$363,184			$349,400

Net interest spread			3.19%			3.63%			3.65%
Net interest margin on interest-earning assets			3.28%			3.76%			3.73%

Fully tax-equivalent adjustment(3)		$3,939			$4,009			$4,345

(1)	Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The Company wrote off $1.5 million of accrued interest on nonaccrual loans by reversing interest income in 2020. The impact of interest and fees not recognized on nonaccrual loans in 2019 and 2018 was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$4,456	$(11,859)	$(7,403)	$6,765	$386	$7,151
Taxable investment securities	11,640	(7,603)	4,037	(6,864)	2,113	(4,751)
Nontaxable investment securities	1,467	(1,030)	437	(1,284)	(558)	(1,842)
Loans (net of unearned discount)	32,541	(26,131)	6,410	13,013	9,087	22,100
Total interest-earning assets (2)	62,987	(59,506)	3,481	11,752	10,906	22,658

Interest paid on:
Interest checking, savings and money market deposits	1,472	(6,396)	(4,924)	102	4,062	4,164
Time deposits	1,112	113	1,225	595	5,043	5,638
Repurchase agreements	29	(285)	(256)	(284)	302	18
FHLB borrowings	27	(50)	(23)	(591)	78	(513)
Subordinated notes payable	324	0	324	346	0	346
Subordinated debt held by unconsolidated subsidiary trusts	(539)	(1,484)	(2,023)	(847)	68	(779)
Total interest-bearing liabilities (2)	3,489	(9,166)	(5,677)	266	8,608	8,874

Net interest earnings (2)	$58,978	$(49,820)	$9,158	$11,087	$2,697	$13,784

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its 2021 net interest margin to remain below historical results due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in the latter half of the first quarter of 2020 that are expected to remain in place throughout 2021. In the near term, expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. While the Company anticipates assisting the majority of the Company's first round PPP borrowers with forgiveness requests during 2021, the eligibility of the borrowers' forgiveness requests and the SBA's ability to provide loan forgiveness in a timely manner is uncertain at this time. For these reasons, although the stated interest rate on PPP loans is fixed at 1.0%, it is uncertain as to the timing for which the Company's remaining $9.0 million in net deferred PPP origination fees will be recognized as interest income and this may cause earnings asset yield volatility as loans are forgiven by the SBA. In addition, the Company is participating in the 2021 second round of PPP lending, also known as the "Second Draw" program, but is uncertain at this time as to the amount and timing of the PPP loans it will originate or the timing of their forgiveness in 2021.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by CISI, Wealth Partners and Carta Group) and asset management services (performed by Nottingham); and 4) insurance products and services (performed by OneGroup). Additionally, the Company has other transactions, including unrealized gains or losses on equity securities, realized gains or losses from the sale of investment securities and gains or losses on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000's omitted except ratios)	2020	2019	2018
Employee benefit services	$101,329	$97,167	$92,279
Deposit service charges and fees	28,729	36,978	38,445
Mortgage banking	5,301	523	1,400
Debit interchange and ATM fees	23,409	21,750	26,748
Insurance services	32,372	32,199	30,317
Wealth management services	27,879	25,869	25,772
Other banking revenues	8,985	11,232	8,759
Subtotal	228,004	225,718	223,720
Unrealized (loss)/gain on equity securities	(6)	19	657
Gain /(loss) on debt extinguishment	421	0	(318)
Gain on sales of investment securities, net	0	4,882	0
Total noninterest revenues	$228,419	$230,619	$224,059

Noninterest revenues/operating revenues (FTE basis) (1)	38.3%	38.7%	39.6%

(1)	For purposes of this ratio noninterest revenues excludes unrealized gain or loss on equity securities, gain or loss on debt extinguishment and net gain on sales of investment securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain or loss on equity securities, gain or loss on debt extinguishment, net gain on sales of investment securities and acquired non-impaired loan accretion. See Table 20 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding unrealized gain/loss on equity securities, gain on debt extinguishment and gain on the sales of investment securities, increased $2.3 million, or 1.0%, to $228.0 million in 2020 as compared to 2019. The increase was comprised of an increase in mortgage banking revenues, growth in revenue from the Company’s employee benefit services businesses, an increase in wealth management and insurance services revenue and an increase in debit interchange and ATM fees, partially offset by a decrease in deposit service charges and fees and other banking revenues. Noninterest revenues, excluding unrealized gain on equity securities, loss on debt extinguishment and gain on the sale of investment securities, increased by $2.0 million, or 0.9%, to $225.7 million in 2019 as compared to 2018. The increase was comprised of growth in revenue from the Company’s employee benefit services businesses, an increase in wealth management and insurance services revenue and an increase in other banking revenues, partially offset by a decrease in debit card-related revenue related to Durbin amendment mandated debit interchange price restrictions and a decrease in mortgage banking revenues.

Noninterest revenues as a percent of operating revenues (FTE basis) were 38.3% in 2020, down 0.4% from the prior year. The current year decrease was due to the 2.5% increase in adjusted net interest income (FTE basis) driven by significant earnings asset growth, while noninterest revenues increased by the 1.0% mentioned above. The 0.9% decrease in this ratio from 2018 to 2019 was driven by a 0.9% increase in noninterest revenues mentioned above, while adjusted net interest income (FTE basis) increased 3.9% with both earnings asset growth and modest net interest margin expansion.

A portion of the Company’s recurring noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network, digital banking channels, mortgage banking and other banking revenues, which totaled $66.4 million in 2020, a decrease of $4.1 million, or 5.8%, from the prior year. The decrease was primarily driven by decreases in deposit services charges and fees and other banking revenues due to a precipitous drop in deposit transaction activity as a result of the COVID-19 pandemic, partially offset by an increase in mortgage banking revenues, reflective of the Company’s decision to sell certain secondary market eligible residential mortgage loans during 2020 and the benefit derived from interest rate movements. In addition, debit interchange and ATM fees increased, reflective of the addition of new deposit relationships from the Kinderhook and Steuben acquisitions. Fees from general banking services were $70.5 million in 2019, a decrease of $4.9 million, or 6.4%, from 2018. The decrease was primarily driven by a decrease in debit card-related revenue due to the impact of Durbin amendment mandated debit interchange price restrictions that were effective beginning in the third quarter of 2018, partially offset by the addition of new deposit relationships from the Kinderhook acquisition.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $6.4 million, or 4.1%, in 2020 to $161.6 million. In 2020, financial services revenue accounted for 71% of total noninterest revenues, as compared to 67% in 2019. Employee benefit services generated revenue of $101.3 million in 2020 that reflected growth of $4.2 million, or 4.3%, primarily due to organic increases in plan administration, recordkeeping and trustee fees. Employee benefit services revenue in 2019 of $97.2 million reflected growth of $4.9 million, or 5.3%, primarily due to organic increases in the number of supported plans and related participant levels.

Wealth management and insurance services revenues increased $2.2 million, or 3.8%, in 2020 due to a $2.0 million increase in wealth management services revenues and a $0.2 million increase in insurance services revenues attributable to organic growth in both categories. Wealth management and insurance services revenue increased $2.0 million, or 3.5%, in 2019 due primarily to an increase in OneGroup revenue.

Employee benefit trust assets increased $17.7 billion to $107.0 billion for the employee benefit services segment in 2020 as compared to 2019 due primarily to organic growth in the collective investment trust business and market appreciation. Assets under management increased $1.1 billion to $7.7 billion for the wealth management businesses at year end 2020 as compared to one year earlier due to organic growth and market appreciation. Trust assets within the Company’s employee benefit services segment increased $14.9 billion to $89.3 billion at the end of 2019 as compared to 2018 due primarily to organic growth in the collective investment trust business. Assets under management within the Company’s wealth management services segment increased to $6.6 billion at the end of 2019, up $793.8 million from year-end 2018 due to organic growth.

As the economy continues the re-opening process during the COVID-19 pandemic, the Company anticipates that its deposit service charges and fees revenue and debit interchange and ATM fees revenue will increase slightly in 2021 as compared to 2020, barring another shut-down of nonessential businesses in the Company’s market footprint. The Company expects its mortgage banking revenues to decrease in 2021 as compared to 2020 as the Company reduced the amount of sales of secondary market eligible residential mortgage loans beginning in the fourth quarter of 2020.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $376.5 million in 2020 were $4.5 million, or 1.2%, higher than 2019, primarily reflective of an increase in salaries and employee benefits driven by merit-related increases in employee wages and a net increase in full-time equivalent employees between the periods, an increase in data processing and communications expenses associated with the implementation of new customer-facing digital technologies and back office systems, the additional expenses associated with operating an expanded branch network subsequent to the Kinderhook and Steuben transactions and the $3.0 million in one-time litigation accrual expenses incurred in 2020, partially offset by lower acquisition-related expenses and a decline in other expenses due to the general decrease in the level of business activities as a result of the COVID-19 pandemic. Noninterest expenses in 2019 increased $26.7 million, or 7.7%, from 2018 to $372.0 million, primarily reflective of the $8.6 million in one-time expenses incurred in 2019 related to the Kinderhook acquisition and the additional expenses associated with operating an expanded branch network subsequent to the Kinderhook transaction.

Operating expenses (excluding acquisition expenses, litigation accrual and amortization of intangible assets) as a percent of average assets for 2020 was 2.75%, a decrease of 40 basis points from 3.15% in 2019 and 32 basis points lower than the 3.07% in 2018. The decrease in this ratio for 2020 was due to a 2.0% increase in operating expenses (excluding acquisition expenses, litigation accrual and amortization of intangible assets), while average assets grew by 16.8% due primarily to large net inflows of funds related to government stimulus programs, PPP loan originations and the acquisition of Steuben. The increase in this ratio between 2018 and 2019 was due to a 6.0% increase in operating expenses (excluding acquisition expenses, litigation accrual and amortization of intangible assets) primarily a result of expanded operations from the Kinderhook acquisition, while average assets grew by a lesser 3.5% from net assets and intangibles added from the Kinderhook acquisition and modest organic growth.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, litigation accrual and amortization of intangible assets) divided by operating revenue (fully tax-equivalent net interest income plus noninterest revenue, excluding acquired non-impaired loan accretion, unrealized gains/losses on equity securities, realized gains/losses on investment securities and gains/losses on debt extinguishment). Lower ratios correlate to higher operating efficiency. The 2020 efficiency ratio of 59.6% was consistent with 2019 as the 2.1% increase in operating revenue, comprised of a 2.8% increase in adjusted net interest income and a 1.0% increase in adjusted noninterest revenue, grew at a slightly faster pace than the 2.0% increase in operating expenses, as defined above. The efficiency ratio for 2019 was 1.6% above 2018 as the 6.0% increase in operating expenses grew at a faster pace than the 3.1% increase in operating revenue, comprised of a 4.6% increase in adjusted net interest income and a 0.9% increase in adjusted noninterest revenue, as defined above, that was adversely impacted by being subject to a full year of Durbin amendment restrictions on debit card income versus six months for 2018. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2020	2019	2018
Salaries and employee benefits	$228,384	$219,916	$207,363
Occupancy and equipment	40,732	39,850	39,948
Data processing and communications	45,755	41,407	39,094
Amortization of intangible assets	14,297	15,956	18,155
Legal and professional fees	11,605	10,783	10,644
Business development and marketing	9,463	11,416	9,383
Litigation accrual	2,950	0	0
Acquisition expenses	4,933	8,608	(769)
Other	18,415	24,090	21,471
Total noninterest expenses	$376,534	$372,026	$345,289

Operating expenses(1) /average assets	2.75%	3.15%	3.07%
Efficiency ratio(2)	59.6%	59.6%	58.0%

(1)	Operating expenses are total noninterest expenses excluding acquisition expenses, litigation accrual, and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gain or loss on equity securities, gain or loss on debt extinguishment and net gain on sales of investment securities. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Salaries and employee benefits increased $8.5 million, or 3.9%, in 2020, driven by merit-related increases in employee wages and a net increase in full-time equivalent employees between the periods, due to both the Kinderhook acquisition in early third quarter 2019 and the Steuben acquisition in the second quarter of 2020, but were partially offset by lower employee benefit expenses primarily associated with a decrease in employee medical expenses due to reduced provider utilization. Salaries and employee benefits increased $12.6 million, or 6.1%, in 2019, due to the impact of annual merit increases, a partial year of expanded operations associated with the Kinderhook acquisition, higher incentive compensation, and an increase in medical expenses. Total full-time equivalent staff at the end of 2020 was 2,829 compared to 2,763 at December 31, 2019 and 2,675 at the end of 2018. In 2020 and 2019, retirement plan expense also increased due to the increase in service cost associated with an increase in the number of employees participating in the plan combined with an increase in eligible compensation associated with merit increases. See Note K to the financial statements for further information about the pension plan.

Total non-personnel, noninterest expenses, excluding one-time acquisition and litigation accrual expenses, decreased $3.2 million, or 2.3%, in 2020, reflective of the general decrease in the level of business activities as a result of the COVID-19 pandemic. Decreases in other expenses, business development and marketing, and amortization of intangible assets were partially offset by increases in data processing and communications, occupancy and equipment and legal and professional fees. Other expenses and business development and marketing decreased due to the general decrease in the level of business activities as a result of the COVID-19 pandemic, including travel and entertainment. The increase in data processing and communications expenses was due to the Steuben acquisition and the implementation of new customer-facing digital technologies and back office systems during 2020. Total non-personnel, noninterest expenses, excluding one-time acquisition expenses, increased $4.8 million, or 3.5%, in 2019, mostly reflective of a partial year of the additional costs associated with the acquired Kinderhook business activities. Increases in data processing and communications, legal and professional fees, business development and marketing and other expenses were partially offset by a decrease in occupancy and equipment and amortization of intangible assets.

Acquisition expenses for 2020 totaled $4.9 million, including $4.7 million associated with the Steuben acquisition and $0.2 million associated with the Kinderhook acquisition. Acquisition expenses for 2019 totaled $8.6 million, including $8.0 million associated with the Kinderhook acquisition and $0.6 million associated with the Steuben acquisition. During 2018, the Company recovered $0.8 million of vendor contract termination charges associated with the Merchants acquisition, which were recorded as an acquisition expense during the second quarter of 2017.

The Company recorded $3.0 million in litigation accrual in 2020 related to an anticipated settlement, following mediation, of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures and certain overdraft fees assessed pursuant to such terms and disclosures. The Company executed a settlement agreement with respect to the lawsuit in the fourth quarter of 2020 and does not anticipate that additional amounts will be accrued for this matter in future periods. The settlement, which is subject to documentation and Court approval, will provide for a release of all claims asserted by class members in the action.

While the Company remains focused on containing operating expenses, the Company expects operating expenses to increase modestly in 2021 as compared to 2020 due to the resumption of certain marketing and business and employee development endeavors that were suspended due to the COVID-19 pandemic, continued investment in the implementation of new customer-facing digital technologies and back office systems and the impact of a full year of the incremental expenses associated with operating an expanded branch network as a result of the Steuben acquisition.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 110. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

On December 22, 2017, H.R.1, referred to as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act lowered the corporate tax rate to 21% from a maximum rate of 35%, effective for tax years including or commencing January 1, 2018. ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the December 22, 2017 date of enactment, deferred taxes were re-measured based upon the new 21% tax rate. Prior to the change in tax rate in 2017, the Company had recorded net deferred tax liabilities based on a marginal tax rate of 37.70%. The change in tax rate resulted in a decrease in the marginal tax rate to 24.29% and a deferred tax benefit of $38.0 million from the write-down of the net deferred tax liabilities in the fourth quarter of 2017. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.

The effective tax rate for 2020 was 20.1%, compared to 19.2% in 2019 and 20.8% in 2018. The increase in the effective rate for 2020, compared to the effective tax rate for 2019, is primarily attributable to a decrease in tax benefits related to stock-based compensation activity and the impact of changes in state apportionment. The decline in the effective rate for 2019, compared to the effective tax rate for 2018, is primarily attributable to an increase in tax benefits related to stock-based compensation activity and a reduction in certain activity-based state income tax expenses.

Shareholders’ Equity

Shareholders’ equity ended 2020 at $2.10 billion, up $248.9 million, or 13.4%, from the end of 2019. This increase reflects net income of $164.7 million, $76.9 million from the issuance of shares as consideration for the Steuben acquisition, $15.8 million from the issuance of shares through the employee stock plans, $6.4 million from stock-based compensation, $1.1 million from the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, on January 1, 2020, $0.1 million for treasury stock issued to the Company’s 401(k) plan and a $72.3 million increase in accumulated other comprehensive income. These increases were partially offset by common stock dividends declared of $88.5 million. The change in accumulated other comprehensive income was comprised of a $66.3 million increase due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio and a positive $6.0 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2020 and 2019, shareholders’ equity increased by $176.6 million, or 9.5%. Shares outstanding increased by 1.8 million during the year due to the issuance of 1.4 million shares of common stock as consideration for the Steuben acquisition and share issuances under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

Shareholders’ equity ended 2019 at $1.86 billion, up $141.5 million, or 8.3%, from the end of 2018. This increase reflects net income of $169.1 million, $6.9 million from the issuance of shares through the employee stock plans, $6.9 million for treasury stock issued to the Company’s 401(k) plan, $5.3 million from stock-based compensation and a $35.1 million increase in accumulated other comprehensive income. These increases were partially offset by common stock dividends declared of $81.8 million. The change in accumulated other comprehensive income was comprised of a $37.1 million increase due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, partially offset by a negative $2.0 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2019 and 2018, shareholders’ equity increased by $106.4 million, or 6.0%. Shares outstanding increased by 0.5 million during the year due to share issuances under the employee stock plan, deferred compensation arrangements and to the Company’s 401(k) plan.

The Company’s ratio of ending tier 1 capital to adjusted quarterly average assets (or tier 1 leverage ratio), the primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 0.64% from the prior year to end the year at 10.16%. This was the result of an increase of 21.7% in average adjusted net assets (excludes investment market value adjustment and intangible assets net of related deferred tax liabilities) driven by significant deposit inflows related to government stimulus programs, while tier 1 capital increased by 14.5% from the prior year. For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements. The tangible equity-to-tangible assets ratio (a non-GAAP measure) was 9.92% at the end of 2020 versus 10.01% one year earlier (See Table 20 for Reconciliation of GAAP to Non-GAAP Measures). The decrease was due to tangible common shareholders’ equity increasing by 22.5% from the prior year, while tangible assets increased at a greater 23.6% from the prior year. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2020 of $88.5 million represented an increase of 8.2% over the prior year. This growth was a result of the increase in outstanding shares as noted above and an $0.08 increase in dividends per share for the year. Dividends per share for 2020 of $1.66 represents a 5.1% increase from $1.58 in 2019, a result of quarterly dividends per share increasing from $0.38 to $0.41, or 7.9%, in the third quarter of 2019 and from $0.41 to $0.42, or 2.4%, in the third quarter of 2020. The 2020 increase in quarterly dividends marked the 28th consecutive year of dividend increases for the Company. The dividend payout ratio for this year was 53.7% compared to 48.4% in 2019, and 43.8% in 2018. The dividend payout ratio increased during 2020 because dividends declared increased 8.2% while net income decreased 2.6% from 2019. The dividend payout ratio increased during 2019 because dividends declared increased 10.7% while net income increased 0.3% from 2018.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at December 31, 2020.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At December 31, 2020, the Bank had $1.6 billion of cash and cash equivalents of which $1.5 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.7 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $256.2 million of funding availability at the Federal Reserve Bank’s discount window. Additionally, the Company has $1.8 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2020, this ratio was 20.6% for 30-days and 21.6% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of December 31, 2020, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2020 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2020 are summarized as follows:

Table 7: Intangible Assets

	Balance at	Additions /			Balance at
(000’s omitted)	December 31, 2019	Adjustments	Amortization	Impairment	December 31, 2020
Banking Segment
Goodwill	$670,223	$19,898	$0	$0	$690,121
Core deposit intangibles	16,418	2,928	5,515	0	13,831
Total Banking Segment	686,641	22,826	5,515	0	703,952
Employee Benefit Services Segment
Goodwill	83,275	0	0	0	83,275
Other intangibles	37,775	0	5,724	0	32,051
Total Employee Benefit Services Segment	121,050	0	5,724	0	115,326
All Other Segment
Goodwill	20,312	0	0	0	20,312
Other intangibles	8,920	1,196	3,058	0	7,058
Total All Other Segment	29,232	1,196	3,058	0	27,370

Total	$836,923	$24,022	$14,297	$0	$846,648

Intangible assets at the end of 2020 totaled $846.6 million, an increase of $9.7 million from the prior year due to the addition of $19.9 million of goodwill, $2.9 million of core deposit intangibles and $1.2 million of other intangibles arising from acquisition activity, partially offset by $14.3 million of amortization during the year. The additional goodwill, core deposit intangibles and other intangibles recorded in 2020 resulted from the Steuben acquisition and a $0.3 million adjustment to goodwill from the Kinderhook acquisition that occurred in 2019. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2020 totaled $793.7 million, comprised of $690.1 million related to banking acquisitions and $103.6 million arising from the acquisition of financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its goodwill impairment analyses during the first quarter of 2019 and no adjustments were necessary for the banking or financial services businesses. The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators. During 2020, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its insurance subsidiary included in the All Other segment during the fourth quarter of 2020 and concluded no adjustments were necessary for the banking or financial services businesses. The qualitative analyses performed in 2020 included assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting a reporting unit and changes in share price. The Company will be conducting another round of qualitative and quantitative goodwill impairment analyses for all applicable business entities in the fourth quarter of 2021. Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000’s omitted)	2020	2019	2018	2017	2016
Business lending	$3,440,077	$2,775,876	$2,396,977	$2,424,223	$1,490,076
Consumer mortgage	2,401,499	2,430,902	2,235,408	2,220,298	1,819,701
Consumer indirect	1,021,885	1,113,062	1,083,207	1,011,978	1,044,972
Consumer direct	152,657	184,378	178,820	179,929	191,815
Home equity	399,834	386,325	386,709	420,329	401,998
Gross loans	7,415,952	6,890,543	6,281,121	6,256,757	4,948,562
Allowance for credit losses	(60,869)	(49,911)	(49,284)	(47,583)	(47,233)
Loans, net of allowance for credit losses	$7,355,083	$6,840,632	$6,231,837	$6,209,174	$4,901,329
Daily average of total gross loans	$7,265,089	$6,542,716	$6,263,843	$5,818,367	$4,881,905

As disclosed in Table 8 above, gross loans outstanding of $7.42 billion as of December 31, 2020 increased $525.4 million, or 7.6%, compared to December 31, 2019, reflecting growth in the business lending and home equity portfolios, partially offset by decreases in the consumer indirect, consumer direct, and consumer mortgage portfolios. The growth in the loan portfolio during 2020 was primarily attributable to the origination of PPP loans and the Steuben acquisition. Excluding loans acquired from Steuben, loans increased $185.7 million, or 2.7%. Gross loans outstanding of $6.89 billion as of December 31, 2019 increased $609.4 million, or 9.7%, compared to December 31, 2018, reflecting growth in the business lending, consumer mortgage, consumer indirect and consumer direct portfolios, partially offset by a slight decrease in the home equity portfolio. The growth in the loan portfolio during 2019 was primarily attributable to the Kinderhook acquisition combined with organic growth.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2015 and 2020 was 9.1%. The greatest overall expansion occurred in business loans, which grew at an 18.1% CAGR driven mostly by acquisitions during the five year period and PPP loan originations in 2020. The consumer mortgage portfolio grew at a compounded annual growth rate of 6.3% from 2015 to 2020. The consumer installment segment, including indirect and direct loans, grew at a CAGR of 0.8%. The home equity lending segment declined at a compounded annual growth rate of 0.2% from 2015 to 2020, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 54% of loans outstanding at the end of 2020 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis. The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2020: commercial real estate (38%), restaurant & lodging (11%), general services (10%), healthcare (7%), retail trade (6%), manufacturing (6%), construction (5%), agriculture (4%), motor vehicle and parts dealers (4%) and wholesale trade (3%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 6%.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $664.2 million, or 23.9%, in 2020 due to the origination of PPP loans and loans acquired in the Steuben transaction. As of December 31, 2020, the Company’s business lending portfolio included 3,417 PPP loans with a total balance of $470.7 million. Excluding loans from the Steuben acquisition, the portfolio increased $410.7 million, or 14.8%. The portfolio increased $378.9 million, or 15.8%, in 2019 due to loans acquired in the Kinderhook transaction and organic growth. Excluding loans from the Kinderhook acquisition, the portfolio increased $67.7 million, or 2.8%, in 2019. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2020:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

	Maturing in	Maturing After	Maturing
	One Year or	One but Within	After Five
(000’s omitted)	Less	Five Years	Years	Total
Commercial, financial and agricultural	$274,800	$1,119,685	$1,931,960	$3,326,445
Real estate – construction	19,839	27,459	70,935	118,233
Total	$294,639	$1,147,144	$2,002,895	$3,444,678

Fixed interest rates	$115,827	$882,625	$870,251	$1,868,703
Floating or adjustable interest rates	178,812	264,519	1,132,644	1,575,975
Total	$294,639	$1,147,144	$2,002,895	$3,444,678

(1)	Scheduled repayments are reported in the maturity category in which the payment is due.

The consumer mortgage loans include no exposure to high-risk mortgage products and are comprised of fixed (99%) and adjustable rate (1%) residential lending. Consumer mortgages decreased $29.4 million, or 1.2%, in 2020, including $26.7 million of loans acquired with the Steuben acquisition and the impacts of selling $79.7 million of consumer mortgage production to the secondary market. In 2019, consumer mortgages increased $195.5 million, or 8.7%, from 2018, including $115.2 million of loans acquired with the Kinderhook acquisition. With the precipitous drop in mortgage interest rates during the latter half of the first quarter of 2020, coupled with currently strong housing prices in the Company’s primary markets, the Company experienced a large increase in mortgage refinance activity in 2020 and intense competition in the marketplace to capture this business. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. Due to very low market interest rates and an increase in secondary market premiums for residential mortgage loans, the Company sold $79.7 million of its originations during 2020 as compared to $2.2 million of its originations during 2019. The Company is currently holding almost all of its new consumer mortgage production in portfolio due to current market conditions. Home equity loans increased $13.5 million, or 3.5%, from the end of 2019, including $39.6 million of home equity loans acquired with the Steuben transaction. The Company continues to experience paydowns in its home equity portfolio due in part to balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $122.9 million, or 9.5%, from one year ago, including $19.9 million of consumer installment loans acquired with the Steuben transaction. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Due to the COVID-19 crisis’ impact on economic activity and the creation of government stimulus programs to attempt to counteract its effect, consumer liquidity has increased and demand for non-mortgage related consumer loans and credit decreased in 2020 as compared to 2019. The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances in 2021 is uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first round PPP loans are forgiven by the SBA, but will benefit from the Company’s participation in the 2021 second round of PPP lending. The Company anticipates assisting the majority of the Company’s first round PPP borrowers with forgiveness requests during 2021. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand are uncertain at this time. The amount of loans the Company will originate in conjunction with the second round of PPP lending, also known as the “Second Draw” program, is also uncertain at this time.

Asset Quality

The following table presents information regarding nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000’s omitted)	2020	2019	2018	2017	2016
Nonaccrual loans
Business lending	$55,709	$4,410	$8,370	$8,272	$5,063
Consumer mortgage	14,970	12,517	12,262	13,788	13,684
Consumer indirect	1	0	0	0	0
Consumer direct	3	52	0	0	0
Home equity	2,246	1,856	1,912	2,680	1,872
Total nonaccrual loans	72,929	18,835	22,544	24,740	20,619
Accruing loans 90+ days delinquent
Business lending	59	2,299	179	571	145
Consumer mortgage	3,051	2,329	1,625	1,526	1,385
Consumer indirect	219	156	292	303	169
Consumer direct	28	76	52	48	58
Home equity	565	566	307	264	1,319
Total accruing loans 90+ days delinquent	3,922	5,426	2,455	2,712	3,076
Nonperforming loans
Business lending	55,768	6,709	8,549	8,843	5,208
Consumer mortgage	18,021	14,846	13,887	15,314	15,069
Consumer indirect	220	156	292	303	169
Consumer direct	31	128	52	48	58
Home equity	2,811	2,422	2,219	2,944	3,191
Total nonperforming loans	76,851	24,261	24,999	27,452	23,695

Other real estate (OREO)	883	1,270	1,320	1,915	1,966
Total nonperforming assets	$77,734	$25,531	$26,319	$29,367	$25,661

Nonperforming loans / total loans	1.04%	0.35%	0.40%	0.44%	0.48%
Nonperforming assets / total loans and other real estate	1.05%	0.37%	0.42%	0.47%	0.52%
Delinquent loans (30 days past due to nonaccruing) to total loans	1.50%	0.94%	1.00%	1.10%	1.19%
Provision for credit losses to net charge-offs	286%	108%	119%	103%	129%

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2020 at $76.9 million. This represents an increase of $52.6 million from the $24.3 million in nonperforming loans at the end of 2019. During the fourth quarter of 2020, several commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, requested further extensions of existing loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing. Although the Company’s management granted these forbearance requests, it also reclassified the majority of these loan relationships from accruing to nonaccrual status, unless the borrower clearly demonstrated current repayment capacity or sufficient cash reserves to service their pre-forbearance payment obligations. Loans acquired in the Steuben acquisition attributed to $16.9 million of the increase in nonperforming loans. The ratio of nonperforming loans to total loans at December 31, 2020 increased 69 basis points from the prior year to 1.04%. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 1.05% at year-end 2020, up 68 basis points from one year earlier. At December 31, 2020, OREO consisted of five residential properties with a total value of $0.3 million and one commercial real estate property with a total value of $0.6 million. This compares to 16 residential properties with a total value of $1.0 million and two commercial real estate properties with a total value of $0.3 million at December 31, 2019.

From a credit risk and lending perspective, the Company continues to take actions to assess and monitor its COVID-19 related credit exposures. No specific credit impairment has been identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio since the onset of the pandemic. With respect to the Company’s lending activities, the Company continues to utilize a customer forbearance program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. This compares to 216 borrowers and $192.7 million in outstanding loan balances, or 2.6%, of total loans outstanding in forbearance at September 30, 2020 and 3,699 borrowers in forbearance at June 30, 2020, representing $704.1 million in outstanding loan balances, or 9.4% of total loans outstanding.

Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status.

Approximately 73% of the nonperforming loans at December 31, 2020 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans increased from the prior year due to the continued pandemic-related financial hardship experienced by certain borrowers. During the quarter, several borrowers that operate in the hospitality, travel and entertainment industries requested extended forbearance agreements to mitigate the ongoing cash flow challenges of their businesses. Although the Company continued to accommodate reasonable forbearance requests for these borrowers, the Company determined that loans subject to a third forbearance would be classified as nonaccrual unless the borrower could demonstrate current cash flows or payment reserves to service their pre-forbearance payment obligations. Approximately 23% of nonperforming loans at December 31, 2020 are related to the consumer mortgage portfolio. Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. Economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions, and state government shutdowns of business activities, as well as COVID-19 related delays in foreclosure processes have caused a modest increase in nonperforming loans in the consumer mortgage portfolio. The Company will continue to monitor the impact that weak economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses. The remaining 4% percent of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 79% at the end of 2020 compared to 206% at year-end 2019 and 197% at December 31, 2018. It is expected that this ratio will return to levels more in line with long-term historical results when remaining COVID-19 restrictions are eventually lifted and economic and business performance transition back to a state more consistent with pre-pandemic conditions.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.50% of total loans outstanding, compared to 0.94% at the end of 2019, driven primarily by the aforementioned pandemic-related hardship experienced by certain loan customers. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and this arrangement expired for most deferrals in the third quarter of 2020. As of year-end 2020, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 1.76%, 1.24%, 1.30%, and 1.28%, respectively. These ratios compare to the year-end 2019 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 0.69%, 1.12%, 1.10%, and 1.21%, respectively. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2020 was 1.03%, as compared to an average of 0.89% in 2019, and 0.96% in 2018, reflective of the adverse impact that COVID-19 had on certain customers in 2020. It is expected that the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities will enable the Company to bring delinquency levels back down to levels more consistent with pre-pandemic levels as economic conditions gradually improve.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider. These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity. Historically, the Company has created very few TDRs. Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs. In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the assessed net realizable value of the collateral. As of December 31, 2020, the Company had 73 loans totaling $3.2 million considered to be nonaccruing TDRs and 174 loans totaling $3.8 million considered to be accruing TDRs. This compares to 80 loans totaling $3.6 million considered to be nonaccruing TDRs and 168 loans totaling $3.4 million considered to be accruing TDRs at December 31, 2019. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and nonperforming loan status.

While the Company will continue to adapt to changing economic and market conditions and remain very focused on asset quality, the Company expects that the COVID-19 pandemic will continue to negatively impact business activity and employment levels and continue to adversely affect certain borrower’s ability to service debt and may increase loan delinquency, nonaccrual and credit loss levels in 2021. Additionally, the Company anticipates that the number and amount of COVID-19 financial hardship forbearance agreements will decrease during 2021, which may increase loan delinquency and nonperforming loan levels as the status of some of the borrowers could change after deferment expires. The customers that were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals had been reported as current loans throughout the first two agreed upon deferral periods. Their credit classification will change after their second deferment period ends if they are not able to meet their contractual obligations.

The changes in the allowance for credit losses for the last five years are as follows:

Table 11: Allowance for Credit Losses Activity

	Years Ended December 31,
(000’s omitted except for ratios)	2020	2019	2018	2017	2016
Allowance for credit losses at beginning of period	$49,911	$49,284	$47,583	$47,233	$45,401
Impact of adopting ASC 326	1,357	0	0	0	0
Charge-offs:
Business lending	1,588	2,334	3,947	5,229	1,969
Consumer mortgage	862	1,372	836	707	647
Consumer indirect	6,382	7,631	8,382	8,456	7,643
Consumer direct	1,633	1,945	1,777	2,081	1,706
Home equity	199	445	544	284	218
Total charge-offs	10,664	13,727	15,486	16,757	12,183
Recoveries:
Business lending	796	826	485	656	616
Consumer mortgage	130	60	136	50	115
Consumer indirect	3,992	4,180	4,874	4,516	4,168
Consumer direct	743	710	807	849	901
Home equity	28	148	48	52	139
Total recoveries	5,689	5,924	6,350	6,123	5,939

Net charge-offs	4,975	7,803	9,136	10,634	6,244
Allowance for credit losses on acquired PCD loans	668	0	0	0	0
Provision for credit losses related to loans	10,914	8,430	10,837	10,984	8,076
Acquisition-related provision for credit losses related to loans	2,994	0	0	0	0
Allowance for credit losses at end of period	$60,869	$49,911	$49,284	$47,583	$47,233

Liabilities for off-balance-sheet credit exposures at beginning of period	$0	$0	$0	$0	$0
Impact of adopting ASC 326	1,185	0	0	0	0
Provision for credit losses related to off-balance sheet credit exposures	237	0	0	0	0
Acquisition-related provision for credit losses related to off-balance sheet credit exposures	67	0	0	0	0
Liabilities for off-balance-sheet credit exposures at end of period	$1,489	$0	$0	$0	$0
Allowance for credit losses / total loans	0.82%	0.72%	0.78%	0.76%	0.95%
Allowance for credit losses / nonperforming loans	79%	206%	197%	173%	199%
Net charge-offs to average loans outstanding:
Business lending	0.02%	0.06%	0.14%	0.22%	0.09%
Consumer mortgage	0.03%	0.06%	0.03%	0.03%	0.03%
Consumer indirect	0.23%	0.32%	0.33%	0.38%	0.35%
Consumer direct	0.50%	0.66%	0.52%	0.65%	0.40%
Home equity	0.04%	0.08%	0.12%	0.06%	0.02%
Total loans	0.07%	0.12%	0.15%	0.18%	0.13%

As displayed in Table 11 above, total net charge-offs in 2020 were $5.0 million, $2.8 million less than the prior year due to a decrease in net charge-offs in all five of the Company’s portfolios. Net charge-offs in 2019 were $1.3 million less than 2018 due to a decrease in net charge-offs in the business lending, consumer indirect and home equity portfolios, partially offset by an increase in net charge-offs in the consumer mortgage and consumer direct portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.07% for 2020 was five basis points lower than the 0.12% ratio from 2019, and eight basis points lower than the 0.15% ratio from 2018. Gross charge-offs as a percentage of average loans was 0.15% in 2020, as compared to 0.21% in 2019, and 0.25% in 2018, evidence of management’s continued focus on maintaining strict underwriting standards. Recoveries were $5.7 million in 2020, representing 47% of average gross charge-offs for the latest two years, compared to 41% in 2019 and 39% in 2018, reflective of relatively strong price levels for real estate and automobiles in 2020 and the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs decreased in 2020, totaling $0.8 million, or 0.02% of average business loans outstanding, compared to $1.5 million, or 0.06% of the average outstanding balance in 2019. Consumer installment loan net charge-offs decreased to $3.3 million this year from $4.7 million in 2019, with a net charge-off ratio of 0.27% in 2020 and 0.37% in 2019. The dollar amount of consumer mortgage net charge-offs decreased to $0.7 million in 2020 compared to $1.3 million in 2019, with a net charge-off ratio of 0.03% in 2020 compared to 0.06% in 2019. Home equity net charge-offs of $0.2 million decreased $0.1 million in 2020 and the net charge-off ratio decreased four basis points to 0.04%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for credit losses on a quarterly basis. The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations. Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay. Impaired loans with outstanding balances that are greater than $0.5 million are evaluated for specific loan loss allocations. Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

The second component of the allowance establishment process, general loan loss allocations, is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency levels, risk ratings or term of loans as well as changes in macroeconomic conditions, such as recent and projected unemployment rates and other relevant factors. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including customer channel, collateral type, credit ratings/scores, origination vintage and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the previous recession, as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolio class. The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the Consolidated Statement of Condition.

The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Audit and Compliance Committee of the Board of Directors (“Audit Committee”) review the adequacy of the allowance for credit losses quarterly. Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

Acquired loans are reviewed at their acquisition date to determine whether they have experienced a more-than-insignificant credit deterioration since origination. Loans that meet that definition according to the Company’s policy are referred to as purchased credit deteriorated (“PCD”) loans. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses. During 2020, the Company recorded $0.7 million of initial allowance for credit losses on PCD loans from the Steuben acquisition.

For acquired loans that are not deemed PCD at acquisition (non-PCD), a fair value adjustment is recorded that includes both credit and interest rate considerations. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses. During 2020, the Company recorded $3.0 million of initial acquisition-related provision for credit losses related to loans from the Steuben acquisition.

As of December 31, 2020, the net purchase discount related to the $1.37 billion of remaining non-PCD loan balances acquired from Steuben Trust Company in 2020, The National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $12.0 million, or 0.87% of that portfolio.

The allowance for credit losses increased to $60.9 million at the end of 2020 from $49.9 million as of year-end 2019. The $11.0 million increase was driven by a $10.9 million non-acquisition-related provision for credit losses related to loans, $2.5 million higher than the prior year, primarily due to the deterioration of economic conditions as a result of the COVID-19 pandemic, including increased unemployment rates and their potential impact on future credit losses, $3.0 million of acquisition-related provision for credit losses related to loans from the Steuben acquisition, a $1.4 million increase due to the implementation of CECL, a $0.7 million increase due to allowance for credit losses recorded on PCD loans acquired in the Steuben acquisition, partially offset by $5.0 million of net charge-offs.

During the first two quarters of 2020, financial conditions deteriorated rapidly as state and local governments shut down a substantial portion of business activities in the Company’s markets and unemployment levels spiked. These conditions drove the Company to build its allowance for credit losses during the first two quarters of 2020 to account for expected life of loan losses in the loan portfolio. During the third quarter, the economic outlook remained unclear as markets were uncertain as to the efficacy, approval and roll-out of a COVID-19 vaccine and the Company continued to build its allowance for credit losses. During the fourth quarter, with a greater than anticipated decline in actual unemployment levels, as well as the Federal Government’s approval of a COVID-19 vaccine and Congress’ approval of additional federal stimulus funding, the near-term economic forecast improved significantly driving an improvement in the economic outlook and as a result, a reduction in the Company’s allowance for credit losses during the fourth quarter. During the fourth quarter, the Company recorded a net benefit in the provision for credit losses driven by several factors, including a $2.0 million reversal of a previously recorded allowance for credit loss on a purchased credit deteriorated loan, a significant improvement in the economic outlook and a substantial decrease in loans under COVID-19 related forbearance agreements, offset, in part, by a substantial, but anticipated, increase in nonperforming assets and the related specific impairment reserves on a portion of those nonperforming assets.

The ratio of the allowance for credit losses to total loans of 0.82% for year-end 2020 increased 10 basis points from the 0.72% ratio for 2019 and was up four basis points from the 0.78% ratio for 2018, due in part to the aforementioned deterioration of economic conditions associated with the COVID-19 pandemic, and related increases in non-performing loan levels and the downgrade of the risk ratings on certain business loans, as well as acquired growth in the loan portfolio and the impacts of changes to the allowance methodology due to the adoption of CECL on January 1, 2020. Management believes the year-end 2020 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was 0.20% in 2020 as compared to 0.13% in 2019 and 0.17% in 2018. The provision for credit losses was 286% of net charge-offs this year versus 108% in 2019 and 119% in 2018.

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the years indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 12: Allowance for Credit Losses by Loan Type

	2020		2019		2018		2017		2016
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$28,190	45.8%	$19,426	40.1%	$18,522	38.1%	$17,257	38.5%	$17,220	30.0%
Consumer mortgage	10,672	32.4%	10,269	35.3%	10,124	35.6%	10,465	35.5%	10,094	36.8%
Consumer indirect	13,696	13.8%	13,712	16.1%	14,366	17.2%	13,468	16.2%	13,782	21.1%
Consumer direct	3,207	2.0%	3,255	2.7%	3,095	2.8%	3,039	2.9%	2,979	3.9%
Home equity	2,222	5.4%	2,129	5.6%	2,144	6.2%	2,107	6.7%	2,399	8.1%
PCD loans	1,882	0.6%	163	0.2%	33	0.1%	147	0.2%	108	0.1%
Unallocated	1,000		957		1,000		1,100		651
Total	$60,869	100.0%	$49,911	100.0%	$49,284	100.0%	$47,583	100.0%	$47,233	100.0%

As demonstrated in Table 12 above and discussed previously, business lending and consumer installment by their nature carry higher credit risk than residential real estate, and as a result these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at year-end 2020 was consistent with December 31, 2019. The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques and changes due to the implementation of CECL. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Since the ultimate effect the COVID-19 pandemic will have on the Company’s credit losses remains uncertain, the provision for credit losses during 2020 should not be interpreted as a trend or utilized to forecast the provision for, or reversal of, credit losses in future periods. Any improvements in the economic forecast may be offset by increases in delinquent and nonperforming loan balances and downward shifts of business risk ratings in future periods as COVID-affected borrowers may not resume full payment of contractual amounts upon expiration of their forbearance agreements.

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

Table 13: Average Deposits

	2020		2019		2018
	Average	Average	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$3,024,763	0.00%	$2,401,413	0.00%	$2,302,806	0.00%
Interest checking deposits	2,536,958	0.09%	2,048,142	0.18%	1,898,118	0.09%
Savings deposits	1,755,935	0.04%	1,507,728	0.06%	1,458,676	0.06%
Money market deposits	2,078,513	0.13%	1,933,437	0.30%	2,046,219	0.18%
Time deposits	935,809	1.20%	843,024	1.19%	750,814	0.58%
Total deposits	$10,331,978	0.16%	$8,733,744	0.23%	$8,456,633	0.13%

As displayed in Table 13, average total deposits in 2020 increased $1.60 billion, or 18.3%, from the prior year comprised of a $1.51 billion, or 19.1%, increase in non-time deposits, and a $92.8 million, or 11.0%, increase in time deposits. The increase in average deposits was primarily due to large net inflows of funds from government stimulus programs and the acquisition of Steuben. The Company acquired $516.3 million of deposits from the Steuben acquisition, including $96.5 million of time deposits and $419.8 million of non-time deposits. The cost of deposits, including the impact of non-interest checking deposits, decreased seven basis points from 0.23% in 2019 to 0.16% in 2020.

Total average deposits for 2019 increased $277.1 million, or 3.3%, from 2018 comprised of a $184.9 million, or 2.4%, increase in non-time deposits, and a $92.2 million, or 12.3%, increase in time deposits. Excluding the impact of the Kinderhook acquisition, average total deposits increased $17.1 million, or 0.2%, as compared to 2018. Average non-time deposit balances, excluding deposits acquired in the Kinderhook acquisition, decreased $1.0 million as compared to 2018, and time deposits, excluding the impact of Kinderhook acquired balances, increased $18.1 million, or 2.4%. The cost of deposits, including the impact of non-interest checking deposits, increased 10 basis points from 0.13% in 2018 to 0.23% in 2019.

Nonpublic, non-time deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2020 with an average balance of $9.16 billion, an increase of $1.42 billion, or 18.4%, over the comparable 2019 period.

Full-year average public fund deposits increased $173.9 million, or 17.5%, during 2020 to $1.17 billion. Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year. However, the Company has many strong, long-standing relationships with municipal entities throughout its markets and the diversified non-time deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period. The Company is required to collateralize local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the same attributes as borrowings.

The mix of average deposits is largely consistent with the prior year. Non-time deposits (noninterest checking, interest checking, savings and money markets) represent approximately 91% of the Company’s average deposit funding base, while time deposits represent approximately 9% of total average deposits. The cost of interest-bearing deposits of 0.23% in 2020 was nine basis points lower than the 0.32% cost of interest-bearing deposits in 2019. The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.16% in 2020, a seven basis point decrease from the prior year.

The Company is uncertain as to whether the relatively high levels of deposits in recent periods will be maintained, spent down, or increased further by additional inflows of funds associated with COVID-19 related government stimulus funds.

The remaining maturities of time deposits in amounts of $250,000 or more outstanding as of December 31 are as follows:

Table 14: Maturity of Time Deposits $250,000 or More

(000’s omitted)	2020	2019
Less than three months	$74,132	$30,306
Three months to six months	12,420	25,028
Six months to one year	54,335	18,559
Over one year	38,719	56,624
Total	$179,606	$130,517

Borrowing sources for the Company include the FHLB, Federal Reserve, and other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with primary market security dealers. The Company also had $77.3 million in floating-rate subordinated debt that is held by an unconsolidated subsidiary trust and $3.3 million in fixed-rate subordinated notes acquired with the Kinderhook acquisition outstanding at the end of 2020.

As shown in Table 15, year-end 2020 borrowings totaled $371.3 million, an increase of $26.4 million from the $344.9 million outstanding at the end of 2019 primarily due to an increase in securities sold under an agreement to repurchase (“customer repurchase agreements”) and an increase in other FHLB borrowings acquired in the Steuben transaction, partially offset by the redemption of subordinated notes payable acquired in the Kinderhook transaction and a decrease in FHLB overnight borrowings. Borrowings averaged $323.9 million, or 3.0% of total funding sources for 2020, as compared to $327.1 million, or 3.6% of total funding sources for 2019. As shown in Table 16, at the end of 2020 the Company had $299.1 million, or 69% of contractual obligations, that had remaining terms of one year or less as compared to 60% of contractual obligations maturing within one year at December 31, 2019.

As displayed in Table 3 on page 43, the percentage of funding from deposits in 2020 was slightly higher than the level in 2019 primarily due to the large net inflows of funds from government stimulus programs and the acquisition of Steuben. The percentage of average funding derived from deposits was 97.0% in 2020 as compared to 96.4% in 2019 and 95.4% in 2018. During 2020, average deposits increased 18.3%, while average borrowings decreased 1.0%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000’s omitted, except rates)	2020	2019	2018
FHLB overnight advance	$0	$8,300	$54,400
Securities sold under agreement to repurchase, short term	284,008	241,708	259,367
Other Federal Home Loan Bank borrowings	6,658	3,750	1,976
Subordinated notes payable (1)	3,303	13,795	0
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	97,939
Balance at end of period	$371,289	$344,873	$413,682

Daily average during the year	$323,915	$327,084	$408,054
Maximum month-end balance	$379,503	$351,863	$457,469
Weighted-average rate during the year	1.27%	1.86%	1.72%
Weighted-average year-end rate	0.76%	1.65%	1.84%

(1)	Subordinated notes payable for 2020 includes $3.0 million in principal and $0.3 million related to a purchase accounting fair value adjustment and 2019 includes $13.0 million in principal and $0.8 million related to a purchase accounting fair value adjustment.

The following table shows the contractual maturities of various obligations as of December 31, 2020:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000’s omitted)	or Less	Three Years	Five Years	Five Years	Total
Securities sold under agreement to repurchase, short term	$284,008	$0	$0	$0	$284,008
Other Federal Home Loan Bank borrowings	4,675	1,138	289	556	6,658
Subordinated notes payable	0	0	0	3,000	3,000
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	77,320	77,320
Interest on borrowings	1,717	3,316	3,282	16,248	24,563
Operating leases	8,697	13,841	8,661	8,222	39,421
Total	$299,097	$18,295	$12,232	$105,346	$434,970

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is considered immaterial for disclosure purposes.

The contractual amounts of these off-balance sheet financial instruments as of December 31 were as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000’s omitted)	2020	2019
Commitments to extend credit	$1,313,568	$1,143,780
Standby letters of credit	39,213	37,872
Total	$1,352,781	$1,181,652

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

The carrying value of the Company’s investment portfolio ended 2020 at $3.60 billion, an increase of $507.0 million, or 16.4%, from the end of 2019. The book value (excluding unrealized gains and losses) of the portfolio increased $419.8 million from December 31, 2019. The unrealized gain on the portfolio was $121.1 million as of December 31, 2020. During 2020, the Company purchased $984.2 million of U.S. Treasury and agency securities with an average yield of 1.38%, $116.3 million of government agency mortgage-backed securities with an average yield of 1.97%, $11.3 million of obligations of state and political subdivisions with an average yield of 3.37% and $3.0 million of corporate debt securities with an average yield of 5.38%. The Company also acquired $179.7 million of available-for-sale securities and $0.8 million of equity and other securities as part of the Steuben transaction. These additions were offset by $886.1 million of investment maturities, calls, and principal payments in 2020. The effective duration of the securities portfolio was 7.7 years at the end of 2020, as compared to 4.3 years at year end 2019.

The carrying value of the Company’s investment portfolio increased $106.7 million during 2019 to end the year at $3.09 billion. The book value of the portfolio increased $57.6 million from December 31, 2018. The unrealized gain on the portfolio was $33.8 million as of December 31, 2019. During 2019, the Company purchased $98.6 million of government agency mortgage-backed securities with an average yield of 2.93%, $111.3 million of obligations of state and political subdivisions with an average fully tax-equivalent yield of 3.31%, $542.2 million in U.S. Treasury securities with an average yield of 1.98% and $58.0 million in U.S. agency securities with an average yield of 2.40%. The Company also acquired $37.7 million of available-for-sale securities and $2.1 million of equity and other securities as part of the Kinderhook transaction. These additions were offset by $209.9 million of investment maturities, calls, and principal payments in 2019, and the sale of $590.2 million of available-for-sale Treasury securities with a remaining maturity of less than five years and a 2.09% yield to maturity. The sale of investment securities in the second quarter of 2019 resulted in a $4.9 million net realized gain.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs (MBS), U.S. Agency collateralized mortgage obligations (CMOs) and municipal bonds. The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s. The majority of the municipal bonds are rated A or higher. The portfolio does not include any private label MBS or private label CMOs. The overall mix of securities within the portfolio over the last year has changed modestly, with an increase in the proportion of U.S. Treasury and agency securities, government agency MBS, corporate debt and equity securities, while the proportion of obligations of state and political subdivisions and government agency CMOs decreased.

The net unrealized market value gain on the investment portfolio as of December 31, 2020 was $121.1 million, as compared to an unrealized gain of $33.8 million one year earlier. This increase is indicative of interest rate movements over the period and modest changes in the composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2020		2019		2018
	Amortized		Amortized		Amortized
	Cost/Book		Cost/Book		Cost/Book
(000's omitted)	Value	Fair Value	Value	Fair Value	Value	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,423,236	$2,501,382	$2,030,060	$2,043,759	$2,036,474	$2,023,753
Obligations of state and political subdivisions	451,028	475,660	497,852	512,208	453,640	459,154
Government agency mortgage-backed securities	506,540	522,638	428,491	432,862	390,234	382,477
Corporate debt securities	4,499	4,635	2,527	2,528	2,588	2,546
Government agency collateralized mortgage obligations	42,476	43,577	52,621	53,071	69,342	68,119
Total available-for-sale portfolio	3,427,779	3,547,892	3,011,551	3,044,428	2,952,278	2,936,049

Equity and other Securities:
Equity securities, at fair value	251	445	251	451	251	432
Federal Home Loan Bank common stock	7,468	7,468	7,246	7,246	8,768	8,768
Federal Reserve Bank common stock	33,916	33,916	30,922	30,922	30,690	30,690
Other equity securities, at adjusted cost	4,876	5,626	4,546	5,296	4,969	5,719
Total equity and other securities	46,511	47,455	42,965	43,915	44,678	45,609

Total investments	$3,474,290	$3,595,347	$3,054,516	$3,088,343	$2,996,956	$2,981,658

The following table sets forth as of December 31, 2020, the maturities of investment debt securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Debt Securities

	Maturing	Maturing	Maturing		Total
	Within	After One Year	After Five Years	Maturing	Amortized
	One Year	But Within	But Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$182,402	$632,134	$339,554	$1,269,146	$2,423,236
Obligations of state and political subdivisions	31,499	100,805	118,124	200,600	451,028
Government agency mortgage-backed securities (2)	646	13,754	29,210	462,930	506,540
Corporate debt securities	1,499	0	3,000	0	4,499
Government agency collateralized mortgage obligations (2)	0	1,523	7,093	33,860	42,476
Available-for-sale portfolio	$216,046	$748,216	$496,981	$1,966,536	$3,427,779
Weighted-average yield (1)	2.04%	2.41%	1.82%	1.88%	2.00%

(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.
(2)	Mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 91 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations; (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (13) changes in consumer spending, borrowing and savings habits; (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities including the recent SolarWinds cyberattack; (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations; (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (19) the ability to maintain and increase market share and control expenses; (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19; (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to “Item 1A Risk Factors” above. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000's omitted)	2020	2019	2018	2017	2016
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$164,676	$169,063	$168,641	$150,717	$103,812
Income taxes	41,400	40,275	44,347	9,248	50,785
Income before income taxes	206,076	209,338	212,988	159,965	154,597
Provision for credit losses	14,212	8,430	10,837	10,984	8,076
Pre-tax, pre-provision net revenue (non-GAAP)	220,288	217,768	223,825	170,949	162,673
Acquisition expenses	4,933	8,608	(769)	25,986	1,706
Gain on sale of investments, net	0	(4,882)	0	(2)	0
Unrealized loss (gain) on equity securities	6	(19)	(657)	0	0
Litigation accrual	2,950	0	0	0	0
(Gain)/loss on debt extinguishment	(421)	0	318	0	0
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$227,756	$221,475	$222,717	$196,933	$164,379

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$3.08	$3.23	$3.24	$3.03	$2.32
Income taxes	0.77	0.77	0.85	0.19	1.14
Income before income taxes	3.85	4.00	4.09	3.22	3.46
Provision for credit losses	0.27	0.16	0.21	0.23	0.18
Pre-tax, pre-provision net revenue per share (non-GAAP)	4.12	4.16	4.30	3.45	3.64
Acquisition expenses	0.09	0.16	(0.01)	0.52	0.04
Gain on sale of investments, net	0.00	(0.09)	0.00	0.00	0.00
Unrealized loss (gain) on equity securities	0.00	0.00	(0.01)	0.00	0.00
Litigation accrual	0.06	0.00	0.00	0.00	0.00
(Gain)/loss on debt extinguishment	(0.01)	0.00	0.01	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$4.26	$4.23	$4.29	$3.97	$3.68

(000's omitted)	2020	2019	2018	2017	2016
Net income
Net income (GAAP)	$164,676	$169,063	$168,641	$150,717	$103,812
Acquisition expenses	4,933	8,608	(769)	25,986	1,706
Tax effect of acquisition expenses	(991)	(1,656)	160	(7,677)	(560)
Tax Cuts and Jobs Act deferred impact	0	0	0	(38,010)	0
Subtotal (non-GAAP)	168,618	176,015	168,032	131,016	104,958
Acquisition-related provision for credit losses	3,061	0	0	0	0
Tax effect of acquisition-related provision for credit losses	(615)	0	0	0	0
Subtotal (non-GAAP)	171,064	176,015	168,032	131,016	104,958
Gain on sales of investment securities, net	0	(4,882)	0	(2)	0
Tax effect of gain on sales of investment securities, net	0	939	0	1	0
Subtotal (non-GAAP)	171,064	172,072	168,032	131,015	104,958
Unrealized loss/(gain) on equity securities	6	(19)	(657)	0	0
Tax effect of unrealized loss/(gain) on equity securities	(1)	4	137	0	0
Subtotal (non-GAAP)	171,069	172,057	167,512	131,015	104,958
Litigation accrual	2,950	0	0	0	0
Tax effect of litigation accrual	(593)	0	0	0	0
Subtotal (non-GAAP)	173,426	172,057	167,512	131,015	104,958
(Gain)/loss on debt extinguishment	(421)	0	318	0	0
Tax effect of (gain)/loss on debt extinguishment	85	0	(66)	0	0
Operating net income (non-GAAP)	173,090	172,057	167,764	131,015	104,958
Amortization of intangibles	14,297	15,956	18,155	16,941	5,479
Tax effect of amortization of intangibles	(2,872)	(3,070)	(3,780)	(5,005)	(1,800)
Subtotal (non-GAAP)	184,515	184,943	182,139	142,951	108,637
Acquired non-impaired loan accretion	(5,491)	(6,167)	(7,921)	(5,888)	(2,868)
Tax effect of acquired non-impaired loan accretion	1,103	1,186	1,649	1,739	942
Adjusted net income (non-GAAP)	$180,127	$179,962	$175,867	$138,802	$106,711

Return on average assets
Adjusted net income (non-GAAP)	$180,127	$179,962	$175,867	$138,802	$106,711
Average total assets	12,896,499	11,043,173	10,665,209	10,089,215	8,660,067
Adjusted return on average assets (non-GAAP)	1.40%	1.63%	1.65%	1.38%	1.23%

Return on average equity
Adjusted net income (non-GAAP)	$180,127	$179,962	$175,867	$138,802	$106,711
Average total equity	2,026,669	1,794,717	1,653,381	1,475,761	1,211,520
Adjusted return on average equity (non-GAAP)	8.89%	10.03%	10.64%	9.41%	8.81%

(000's omitted)	2020	2019	2018	2017	2016
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.08	$3.23	$3.24	$3.03	$2.32
Acquisition expenses	0.09	0.16	(0.01)	0.52	0.04
Tax effect of acquisition expenses	(0.02)	(0.03)	0.00	(0.15)	(0.01)
Tax Cuts and Jobs Act deferred impact	0.00	0.00	0.00	(0.76)	0.00
Subtotal (non-GAAP)	3.15	3.36	3.23	2.64	2.35
Acquisition-related provision for credit losses	0.06	0.00	0.00	0.00	0.00
Tax effect of acquisition-related provision for credit losses	(0.01)	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.20	3.36	3.23	2.64	2.35
Gain on sales of investment securities, net	0.00	(0.09)	0.00	0.00	0.00
Tax effect of gain on sales of investment securities, net	0.00	0.02	0.00	0.00	0.00
Subtotal (non-GAAP)	3.20	3.29	3.23	2.64	2.35
Unrealized loss/(gain) on equity securities	0.00	0.00	(0.01)	0.00	0.00
Tax effect of unrealized loss/(gain) on equity securities	0.00	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.20	3.29	3.22	2.64	2.35
Litigation accrual	0.06	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	(0.01)	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	3.25	3.29	3.22	2.64	2.35
(Gain)/loss on debt extinguishment	(0.01)	0.00	0.01	0.00	0.00
Tax effect of (gain)/loss on debt extinguishment	0.00	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	3.24	3.29	3.23	2.64	2.35
Amortization of intangibles	0.26	0.31	0.35	0.34	0.12
Tax effect of amortization of intangibles	(0.05)	(0.06)	(0.07)	(0.10)	(0.04)
Subtotal (non-GAAP)	3.45	3.54	3.51	2.88	2.43
Acquired non-impaired loan accretion	(0.10)	(0.12)	(0.15)	(0.12)	(0.06)
Tax effect of acquired non-impaired loan accretion	0.02	0.02	0.03	0.04	0.02
Diluted adjusted net earnings per share (non-GAAP)	$3.37	$3.44	$3.39	$2.80	$2.39

Noninterest operating expenses
Noninterest expenses (GAAP)	$376,534	$372,026	$345,289	$347,149	$266,848
Amortization of intangibles	(14,297)	(15,956)	(18,155)	(16,941)	(5,479)
Acquisition expenses	(4,933)	(8,608)	769	(25,986)	(1,706)
Litigation accrual	(2,950)	0	0	0	0
Total adjusted noninterest expenses (non-GAAP)	$354,354	$347,462	$327,903	$304,222	$259,663

Efficiency ratio
Operating expenses (non-GAAP) - numerator	$354,354	$347,462	$327,903	$304,222	$259,663
Fully tax-equivalent net interest income	$372,342	$363,184	$349,400	$325,090	$283,857
Noninterest revenues	228,419	230,619	224,059	202,423	155,625
Acquired non-impaired loan accretion	(5,491)	(6,167)	(7,921)	(5,888)	(2,868)
Insurance-related recovery	0	0	0	0	(950)
Gain on sales of investment securities, net	0	(4,882)	0	(2)	0
Unrealized loss/(gain) on equity securities	6	(19)	(657)	0	0
(Gain)/loss on debt extinguishment	(421)	0	318	0	0
Operating revenues (non-GAAP) - denominator	$594,855	$582,735	$565,199	$521,623	$435,664
Efficiency ratio (non-GAAP)	59.6%	59.6%	58.0%	58.3%	59.6%

(000's omitted)	2020	2019	2018	2017	2016
Balance sheet data
Total assets
Total assets (GAAP)	$13,931,094	$11,410,295	$10,607,295	$10,746,198	$8,666,437
Intangible assets	(846,648)	(836,923)	(807,349)	(825,088)	(480,844)
Deferred taxes on intangible assets	44,370	44,742	46,370	48,419	43,504
Total tangible assets (non-GAAP)	$13,128,816	$10,618,114	$9,846,316	$9,969,529	$8,229,097

Total common equity
Shareholders' equity (GAAP)	$2,104,107	$1,855,234	$1,713,783	$1,635,315	$1,198,100
Intangible assets	(846,648)	(836,923)	(807,349)	(825,088)	(480,844)
Deferred taxes on intangible assets	44,370	44,742	46,370	48,419	43,504
Total tangible common equity (non-GAAP)	$1,301,829	$1,063,053	$952,804	$858,646	$760,760

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$1,301,829	$1,063,053	$952,804	$858,646	$760,760
Total tangible assets (non-GAAP) - denominator	$13,128,816	$10,618,114	$9,846,316	$9,969,529	$8,229,097
Net tangible equity-to-assets ratio (non-GAAP)	9.92%	10.01%	9.68%	8.61%	9.24%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 85% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipal and corporate bonds account for 14% of the total portfolio, of which, 98% carry a minimum rating of A-. The remaining 1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using December 31, 2020 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 0.7% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 0.3% over the next twelve months.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that nearly all of the remaining $470.7 million of PPP loans at December 31, 2020 originated during 2020 will be forgiven and full repayment of the balances would occur over the next 12 months. All other loan balances, including loans originated under the “Second Draw” PPP, are generally projected to remain flat or increase modestly throughout the forecast period due to lower anticipated levels of loan demand reflective of an expected decline in economic activity and other COVID-19 related factors.
●	Cash flows from investment contractual maturities and prepayments are reinvested into securities or cash equivalents and used to repay short-term capital market borrowings.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the 0 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to zero basis points.

Net Interest Income Sensitivity Model

Calculated annualized increase (decrease)
in projected net interest
income at December 31, 2020
Interest rate scenario	(000’s omitted)
+200 basis points	$6,891
+100 basis points	$3,300
0 basis points	$(2,702)

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 74 through 138 of this item.

•	Consolidated Statements of Condition,

December 31, 2020 and 2019

•	Consolidated Statements of Income,

Years ended December 31, 2020, 2019, and 2018

•	Consolidated Statements of Comprehensive Income,

Years ended December 31, 2020, 2019, and 2018

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2020, 2019, and 2018

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2020, 2019, and 2018

•	Notes to Consolidated Financial Statements,

December 31, 2020

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm

Selected Quarterly Data (Unaudited) for 2020 and 2019 are contained on page 139.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$1,645,805	$205,030
Available-for-sale investment securities (cost of $3,427,779 and $3,011,551 respectively)	3,547,892	3,044,428
Equity and other securities (cost of $46,511 and $42,965, respectively)	47,455	43,915
Loans held for sale, at fair value	1,622	0

Loans	7,415,952	6,890,543
Allowance for credit losses	(60,869)	(49,911)
Net loans	7,355,083	6,840,632

Goodwill, net	793,708	773,810
Core deposit intangibles, net	13,831	16,418
Other intangibles, net	39,109	46,695
Intangible assets, net	846,648	836,923

Premises and equipment, net	165,655	164,638
Accrued interest and fees receivable	39,031	31,647
Other assets	281,903	243,082

Total assets	$13,931,094	$11,410,295

Liabilities:
Noninterest-bearing deposits	$3,361,768	$2,465,902
Interest-bearing deposits	7,863,206	6,529,065
Total deposits	11,224,974	8,994,967

Overnight Federal Home Loan Bank borrowings	0	8,300
Securities sold under agreement to repurchase, short-term	284,008	241,708
Other Federal Home Loan Bank borrowings	6,658	3,750
Subordinated notes payable	3,303	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320
Accrued interest and other liabilities	230,724	215,221
Total liabilities	11,826,987	9,555,061

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 53,754,599 and 51,974,726 shares issued, respectively	53,755	51,975
Additional paid-in capital	1,025,163	927,337
Retained earnings	960,183	882,851
Accumulated other comprehensive income (loss)	62,077	(10,226)
Treasury stock, at cost (161,472 shares including 161,457 shares held by deferred compensation arrangements at December 31, 2020, and 180,803 shares including 179,548 shares held by deferred compensation arrangements at December 31, 2019)	(6,198)	(6,823)
Deferred compensation arrangements (161,457 shares at December 31, 2020 and 179,548 shares at December 31, 2019)	9,127	10,120
Total shareholders’ equity	2,104,107	1,855,234

Total liabilities and shareholders’ equity	$13,931,094	$11,410,295

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$314,779	$308,210	$286,165
Interest and dividends on taxable investments	62,538	65,904	63,504
Interest and dividends on nontaxable investments	11,961	11,613	13,064
Total interest income	389,278	385,727	362,733

Interest expense:
Interest on deposits	16,761	20,460	10,658
Interest on borrowings	1,569	1,848	2,343
Interest on subordinated notes payable	670	346	0
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,875	3,898	4,677
Total interest expense	20,875	26,552	17,678

Net interest income	368,403	359,175	345,055
Provision for credit losses	14,212	8,430	10,837
Net interest income after provision for credit losses	354,191	350,745	334,218

Noninterest revenues:
Deposit service fees	57,370	65,602	70,384
Mortgage banking	5,301	523	1,400
Other banking services	3,753	4,358	3,568
Employee benefit services	101,329	97,167	92,279
Insurance services	32,372	32,199	30,317
Wealth management services	27,879	25,869	25,772
Unrealized (loss) gain on equity securities	(6)	19	657
Gain (loss) on debt extinguishment	421	0	(318)
Gain on sales of investment securities, net	0	4,882	0
Total noninterest revenues	228,419	230,619	224,059

Noninterest expenses:
Salaries and employee benefits	228,384	219,916	207,363
Occupancy and equipment	40,732	39,850	39,948
Data processing and communications	45,755	41,407	39,094
Amortization of intangible assets	14,297	15,956	18,155
Legal and professional fees	11,605	10,783	10,644
Business development and marketing	9,463	11,416	9,383
Litigation accrual	2,950	0	0
Acquisition expenses	4,933	8,608	(769)
Other expenses	18,415	24,090	21,471
Total noninterest expenses	376,534	372,026	345,289

Income before income taxes	206,076	209,338	212,988
Income taxes	41,400	40,275	44,347
Net income	$164,676	$169,063	$168,641

Basic earnings per share	$3.10	$3.26	$3.28
Diluted earnings per share	$3.08	$3.23	$3.24

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2020	2019	2018
Pension and other post retirement obligations:
Amortization of actuarial gains (losses) included in net periodic pension cost, gross	$8,379	$(2,563)	$(12,647)
Tax effect	(2,012)	605	3,087
Amortization of actuarial gains (losses) included in net periodic pension cost, net	6,367	(1,958)	(9,560)

Amortization of prior service cost included in net periodic pension cost, gross	(471)	(115)	(1,398)
Tax effect	113	28	340
Amortization of prior service cost included in net periodic pension cost, net	(358)	(87)	(1,058)

Initial projected benefit obligation recognized upon plan adoption, gross	0	0	(775)
Tax effect	0	0	189
Initial projected benefit obligation recognized upon plan adoption, net	0	0	(586)

Other comprehensive income/(loss) related to pension and other post-retirement obligations, net of taxes	6,009	(2,045)	(11,204)

Unrealized gains/(losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	87,237	53,988	(39,894)
Tax effect	(20,943)	(13,176)	9,700
Net unrealized holding gains (losses) arising during period, net	66,294	40,812	(30,194)
Reclassification of other comprehensive income due to change in accounting principle – equity securities	0	0	(208)

Reclassification adjustment for net (gains) included in net income, gross	0	(4,882)	0
Tax effect	0	1,194	0
Reclassification adjustment for net (gains) included in net income, net	0	(3,688)	0

Other comprehensive gain (loss) related to unrealized gains/(losses) on available-for-sale securities, net of taxes	66,294	37,124	(30,402)

Other comprehensive income (loss), net of tax	72,303	35,079	(41,606)
Net income	164,676	169,063	168,641
Comprehensive income	$236,979	$204,142	$127,035

	As of December 31,
	2020	2019	2018

Accumulated Other Comprehensive Income/(Loss) By Component:
Unrealized (loss) for pension and other postretirement obligations	$(38,267)	$(46,175)	$(43,497)
Tax effect	9,394	11,293	10,660
Net unrealized (loss) for pension and other postretirement obligations	(28,873)	(34,882)	(32,837)

Unrealized gain (loss) on available-for-sale securities	120,114	32,877	(16,229)
Tax effect	(29,164)	(8,221)	3,761
Net unrealized gain (loss) on available-for-sale securities	90,950	24,656	(12,468)

Accumulated other comprehensive income (loss)	$62,077	$(10,226)	$(45,305)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2018, 2019 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock				Other		Deferred
	Shares	Amount	Additional	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Paid-in Capital	Earnings	Income/(Loss)	Stock	Arrangements	Total
Balance at December 31, 2017	50,696,077	$51,264	$894,879	$700,557	$(3,699)	$(21,014)	$13,328	$1,635,315
Net income				168,641				168,641
Other comprehensive loss, net of tax					(41,398)			(41,398)
Cumulative effect of change in accounting principle – equity securities				208	(208)			0
Dividends declared:
Common, $1.44 per share				(73,843)				(73,843)
Common stock issued under employee stock plans	312,998	313	6,130					6,443
Stock-based compensation			6,064					6,064
Distribution of stock under deferred compensation arrangements	35,233					1,898	(1,898)	0
Treasury stock purchased	(5,142)					(298)	298	0
Treasury stock issued to benefit plan	218,658		4,675			7,886		12,561
Balance at December 31, 2018	51,257,824	51,577	911,748	795,563	(45,305)	(11,528)	11,728	1,713,783
Net income				169,063				169,063
Other comprehensive income, net of tax					35,079			35,079
Dividends declared:
Common, $1.58 per share				(81,775)				(81,775)
Common stock issued under employee stock plans	397,887	398	6,517					6,915
Stock-based compensation			5,285					5,285
Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0
Treasury stock purchased	(4,576)					(286)	286	0
Treasury stock issued to benefit plan	110,357		2,723			4,161		6,884
Balance at December 31, 2019	51,793,923	51,975	927,337	882,851	(10,226)	(6,823)	10,120	1,855,234
Net income				164,676				164,676
Other comprehensive income, net of tax					72,303			72,303
Cumulative effect of change in accounting principle –ASC 326				1,140				1,140
Dividends declared:
Common, $1.66 per share				(88,484)				(88,484)
Common stock issued under employee stock plans	416,614	417	15,375					15,792
Stock-based compensation			6,419					6,419
Stock issued for acquisition	1,363,259	1,363	75,579					76,942
Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0
Treasury stock purchased	(4,406)					(271)	271	0
Treasury stock issued to benefit plan	1,240		38			47		85
Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$164,676	$169,063	$168,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,963	15,891	15,749
Amortization of intangible assets	14,297	15,956	18,155
Net accretion on securities, loans and borrowings	(11,353)	(6,176)	(9,404)
Stock-based compensation	6,419	5,285	6,064
Provision for credit losses	14,212	8,430	10,837
(Benefit)/provision for deferred income taxes	(2,336)	(2,302)	2,663
Amortization of mortgage servicing rights	379	378	449
Unrealized loss/(gain) on equity securities	6	(19)	(657)
(Gain)/loss on debt extinguishment	(421)	0	318
Income from bank-owned life insurance policies	(1,915)	(1,678)	(1,579)
Gain on sales of investment securities, net	0	(4,882)	0
Net (gain)/loss on sale of loans and other assets	(3,505)	11	(80)
Change in other assets and liabilities	(16,939)	2,545	10,252
Net cash provided by operating activities	179,483	202,502	221,408
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	590,179	0
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	885,549	209,857	140,784
Proceeds from maturities and redemptions of equity and other securities	516	3,995	5,867
Purchases of available-for-sale investment securities	(1,114,914)	(810,122)	(78,131)
Purchases of equity and other securities	(3,234)	(202)	(31)
Net (increase) decrease in loans	(185,131)	(140,382)	(35,414)
Cash received /(paid) for acquisition, net of cash acquired of $55,973, $90,381, and $16, respectively	34,360	(4,653)	(1,737)
Settlement of bank owned life insurance policies	0	1,597	0
Purchases of premises and equipment, net	(14,395)	(5,686)	(12,646)
Real estate limited partnership investments	(1,471)	(1,637)	(1,197)
Net cash (used in)/provided by investing activities	(398,720)	(157,054)	17,495
Financing activities:
Net increase (decrease) in deposits	1,713,733	104,435	(122,049)
Net increase/(decrease) in borrowings, net of payments of $3,092, $646, and $95, respectively	30,908	(64,405)	(47,339)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(2,062)	(22,681)	(25,207)
Payments on subordinated notes payable	(10,000)	0	0
Issuance of common stock	15,792	6,915	6,443
Purchase of treasury stock	(271)	(286)	(298)
Sale of treasury stock	85	6,884	12,561
Increase in deferred compensation agreements	271	286	298
Cash dividends paid	(87,131)	(80,241)	(71,495)
Withholding taxes paid on share-based compensation	(1,313)	(3,159)	(1,021)
Net cash provided by/(used in) financing activities	1,660,012	(52,252)	(248,107)
Change in cash and cash equivalents	1,440,775	(6,804)	(9,204)
Cash and cash equivalents at beginning of year	205,030	211,834	221,038
Cash and cash equivalents at end of year	$1,645,805	$205,030	$211,834
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,169	$25,425	$17,926
Cash paid for income taxes	39,578	46,457	30,266
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	22,695	21,342	19,808
Transfers from loans to other real estate	1,291	2,522	3,299
Acquisitions:
Common stock issued	76,942	0	0
Fair value of assets acquired, excluding acquired cash and intangibles	547,654	548,856	115
Fair value of liabilities assumed	529,431	589,733	31

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2020 BPAS owns five subsidiaries:  Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined benefit contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer. The Company also wholly-owns one unconsolidated subsidiary business trust formed for the purpose of issuing mandatorily-redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note P).

As of December 31, 2020, the Bank operated 232 full service branches operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries:  The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. ("Wealth Partners") and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

The Company is subject to regulations of various governmental agencies. These regulations can change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required credit loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The extent to which the novel coronavirus ("COVID-19") impacts the Company's business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, the Company's allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020, $30.3 million of accounts receivable, including $7.7 million of unbilled fee revenue, and $1.4 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2019, $26.8 million of accounts receivable, including $7.5 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the consolidated statements of condition.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2020 and 2019, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $7.7 million and $10.4 million, respectively. Cash due from banks may at times exceed federally insured limits.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. The Company did not use the held-to-maturity classification in 2019 or 2020. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2020 or December 31, 2019.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses are recorded on the trade date and determined using the specific identification method. Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses in the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $13.3 million at December 31, 2020 and is excluded from the estimate of credit losses.

Prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, all debt securities in an unrealized loss position were assessed for other-than-temporary impairment (“OTTI”) and an OTTI loss was recognized in income for any debt security in an unrealized loss position if there was intent to sell the security or was more likely than not the Company was required to sell the security prior to recovery of its amortized cost basis.

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

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $22.2 million at December 31, 2020 and is excluded from the estimate of credit losses and amortized cost basis of loans. An allowance for credit losses is not measured for accrued interest receivable on loans as the Company writes off the uncollectible accrued interest balance in a timely manner upon recognition of credit deterioration of the underlying loan.

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

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property and Paycheck Protection Program ("PPP") loans. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 - 30 years in contractual term, secured by first liens on real property. FICO scores are used to monitor higher risks related to this type of lending with FICO AB referring to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with lower FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.

●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

The cumulative loss rate method uses historical loss data applied against multiple pools of loans and uses a quantitatively based management overlay in order to capture the risk for a loan's entire expected life. These loss rates are then applied to current balances to achieve a required reserve before qualitative adjustments.

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

Prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, the allowance for credit losses reflected management’s best estimate of probable losses inherent in the loan portfolio.

Troubled Debt Restructuring

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring ("TDR"). The allowance for credit loss on a TDR is measured using the same method as all other loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan. Refer to Note D: Loans for the Company's policy regarding COVID-19 related financial hardship payment deferrals.

Allowance for Credit Losses - Off-balance-sheet credit exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. There are unfunded commitments for lines of credit within each of the Company's loan portfolio segments except consumer indirect. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for (or reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics that are the same as the adjustments considered for the loan portfolio.

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased loans, some of which have experienced a more-than-insignificant credit deterioration since origination. The Company's policy for reviewing what meets the threshold of the definition of a more-than-insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loans considered to be troubled debt restructurings, specifically impaired loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

Prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments were accounted for as impaired loans under ASC 310-30. Acquired impaired loans were initially recorded at fair value with no initial allowance for credit losses recorded at acquisition.

Non-Purchased Credit Deteriorated (“non-PCD”) Loans

Acquired loans that are not deemed to not have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

Prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, acquired loans that did not meet the requirements under ASC 310-30 were considered acquired non-impaired loans and were accounted for in accordance with ASC 310-20. Acquired non-impaired loans were initially recorded at fair value with no initial allowance for credit losses recorded at acquisition.

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

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2020 and 2019, other real estate totaled $0.9 million and $1.3 million, respectively, and is included in other assets.

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

Investments in Real Estate Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2020. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has unfunded commitments of $0.9 million at year-end related to qualified affordable housing project investments, which will be funded in 2021. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

Repurchase Agreements

The Company sells certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated statements of condition and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one day from the transaction date. Securities, generally U.S. government and agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.

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

Advertising

Advertising costs amounting to approximately $6.1 million, $7.1 million and $5.1 million for the years ending December 31, 2020, 2019 and 2018, respectively, are nondirect response in nature and expensed as incurred.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with this standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $3.1 million of allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate beginning on January 1, 2020.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20). The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the next fiscal year, as well as the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates, and explanations for significant gains and losses related to changes in the benefit obligation for the period. This new guidance is effective retrospectively for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and clarifying and amending existing guidance to improve consistent application. This new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in any interim periods for which financial statements have not been issued. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. While not expected to be material to the Company due to its insignificant exposure to LIBOR-based loans and financial instruments, the Company is currently evaluating the impact the adoption of this guidance will have on the Company's consolidated financial statements.

NOTE B:  ACQUISITIONS

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.2 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $7.7 million, and direct expenses, which may not include certain shared expenses, of approximately $2.6 million from Steuben were included in the consolidated income statement for the year ended December 31, 2020. The Company incurred certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.0 million in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $16.3 million, and direct expenses, which may not include certain shared expenses, of approximately $7.4 million from Kinderhook were included in the consolidated income statement for the year ended December 31, 2020. Revenues, excluding interest income on acquired investments, of approximately $10.6 million, and direct expenses, which may not include certain shared expenses, of approximately $4.7 million from Kinderhook were included in the consolidated income statement for the year ended December 31, 2019.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2020, the carrying amount of other liabilities associated with the Kinderhook acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Kinderhook acquisition decreased $0.3 million as a result of this adjustment. During the third quarter of 2020, associated with the Steuben acquisition, the carrying amount of loans decreased by $0.2 million, premises and equipment decreased by $0.5 million, other assets decreased by $1.7 million, and accrued interest and other liabilities decreased by $1.3 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Steuben acquisition increased $1.1 million as a result of these adjustments. During the fourth quarter of 2020, associated with the Steuben acquisition, the carrying amount of other assets increased by $0.04 million, accrued interest and fees receivable decreased by $0.01 million and other liabilities decreased by $0.01 million as a result of updated information not available at the time of acquisition. Goodwill associated with the Steuben acquisition decreased $0.04 million as a result of these adjustments.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2020	2019			2018
(000s omitted)	Steuben	Kinderhook	Other (1)	Total	Other (2)
Consideration paid :
Cash	$21,613	$93,384	$1,650	$95,034	$1,753
Community Bank System, Inc. common stock	76,942	0	0	0	0
Total net consideration paid	98,555	93,384	1,650	95,034	1,753
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	55,973	90,381	0	90,381	16
Investment securities	180,497	39,770	0	39,770	0
Loans, net of allowance for credit losses on PCD loans (3)	339,017	479,877	0	479,877	0
Premises and equipment, net	7,764	13,970	0	13,970	10
Accrued interest and fees receivable	2,701	1,130	0	1,130	0
Other assets	17,675	14,109	0	14,109	105
Core deposit intangibles	2,928	3,573	0	3,573	0
Other intangibles	1,196	0	1,650	1,650	1,343
Deposits	(516,274)	(568,161)	0	(568,161)	0
Other liabilities	(5,095)	(2,922)	0	(2,922)	(31)
Other Federal Home Loan Bank borrowings	(6,000)	(2,420)	0	(2,420)	0
Subordinated notes payable	0	(13,831)	0	(13,831)	0
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)	(2,062)	0	(2,062)	0
Total identifiable assets, net	78,320	53,414	1,650	55,064	1,443
Goodwill	$20,235	$39,970	$0	$39,970	$310

(1)	Includes amounts related to both acquisitions completed by CISI in 2019.
(2)	Includes amounts related to the Penna, Styles Bridges and HR Consultants acquisitions.
(3)	Acquisition-related allowance for credit losses on purchased credit deteriorated ("PCD") loans applicable beginning in 2020.

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

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) which replaces the ASC 310-30 acquired impaired loans methodology described above with the purchased credit deteriorated ("PCD") methodology discussed in Note A: Summary of Significant Accounting Policies.

The Company has acquired loans from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. There were no investment securities acquired from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$35,906
Allowance for credit losses at acquisition	(668)
Non-credit premium at acquisition	103
Fair value of PCD loans at acquisition	$35,341

The following is a summary of the remaining loans acquired from Steuben for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination at the date of acquisition:

(000s omitted)	Non-PCD Loans
Contractually required principal and interest at acquisition	$400,738
Contractual cash flows not expected to be collected	(2,994)
Expected cash flows at acquisition	397,744
Interest component of expected cash flows	(94,068)
Fair value of non-PCD loans at acquisition	$303,676

The following is a summary of the loans acquired from Kinderhook at the date of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-impaired	Acquired
(000s omitted)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$13,350	$636,384	$649,734
Contractual cash flows not expected to be collected	(4,176)	(5,472)	(9,648)
Expected cash flows at acquisition	9,174	630,912	640,086
Interest component of expected cash flows	(551)	(159,658)	(160,209)
Fair value of acquired loans	$8,623	$471,254	$479,877

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

The core deposit intangibles and other intangibles related to the Steuben acquisition, both acquisitions completed by CISI in 2019, Kinderhook, Penna, Styles Bridges and HR Consultants acquisitions are being amortized using an accelerated method over their estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben and Kinderhook acquisitions and All Other segment for the Penna acquisition. Goodwill arising from the Steuben and Kinderhook acquisitions is not deductible for tax purposes. Goodwill arising from the Penna acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses (recoveries) amount to $4.9 million, $8.6 million and $(0.8) million during 2020, 2019 and 2018, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)

The following unaudited condensed pro forma information assumes the Steuben acquisition had been completed as of January 1, 2019 for the year ended December 31, 2020 and December 31, 2019 and the Kinderhook acquisitions had been completed as of January 1, 2018 for the year ended December 31, 2019 and December 31, 2018. The pro forma information does not include amounts related to the two acquisitions completed by CISI in 2019 and Penna, Styles Bridges and HR Consultants acquisitions completed in 2018, as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Steuben and Kinderhook combined with the Company’s consolidated statement of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles. Acquisition expenses related to the Steuben transaction totaling $4.8 million for the year ended December 31, 2020 were included in the pro forma information as if they were incurred in 2019. Acquisition expenses related to the Kinderhook transaction totaling $8.0 million for the year ended December 31, 2019 were included in the pro forma information as if they were incurred in 2018.

	Pro Forma (Unaudited)
	Year Ended December 31,
(000s omitted)	2020	2019	2018
Total revenue, net of interest expense	$607,382	$626,229	$594,174
Net income	171,147	180,237	167,914

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2020				2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(000's omitted)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,423,236	$94,741	$16,595	$2,501,382	$2,030,060	$21,674	$7,975	$2,043,759
Obligations of state and political subdivisions	451,028	24,632	0	475,660	497,852	14,382	26	512,208
Government agency mortgage-backed securities	506,540	16,280	182	522,638	428,491	5,478	1,107	432,862
Corporate debt securities	4,499	137	1	4,635	2,527	1	0	2,528
Government agency collateralized mortgage obligations	42,476	1,111	10	43,577	52,621	482	32	53,071
Total available-for-sale portfolio	$3,427,779	$136,901	$16,788	$3,547,892	$3,011,551	$42,017	$9,140	$3,044,428

Equity and other Securities:
Equity securities, at fair value	$251	$194	$0	$445	$251	$200	$0	$451
Federal Home Loan Bank common stock	7,468	0	0	7,468	7,246	0	0	7,246
Federal Reserve Bank common stock	33,916	0	0	33,916	30,922	0	0	30,922
Other equity securities, at adjusted cost	4,876	750	0	5,626	4,546	750	0	5,296
Total equity and other securities	$46,511	$944	$0	$47,455	$42,965	$950	$0	$43,915

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2020

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000's omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$831,015	$16,595	0	$0	$0	13	$831,015	$16,595
Obligations of state and political subdivisions	1	358	0	0	0	0	1	358	0
Government agency mortgage-backed securities	89	75,992	182	2	14	0	91	76,006	182
Corporate debt securities	1	1,001	1	0	0	0	1	1,001	1
Government agency collateralized mortgage obligations	13	5,246	10	1	0	0	14	5,246	10
Total available-for-sale investment portfolio	117	$913,612	$16,788	3	$14	$0	120	$913,626	$16,788

As of December 31, 2019

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000's omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	12	$592,678	$7,970	5	$25,998	$5	17	$618,676	$7,975
Obligations of state and political subdivisions	21	22,716	26	0	0	0	21	22,716	26
Government agency mortgage-backed securities	50	89,237	341	52	52,975	766	102	142,212	1,107
Government agency collateralized mortgage obligations	5	5,971	14	5	4,405	18	10	10,376	32
Total available-for-sale investment portfolio	88	$710,602	$8,351	62	$83,378	$789	150	$793,980	$9,140

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position which is currently rated A- or better and the issuer of the security shows a low risk of default. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2020 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of December 31, 2020. As of December 31, 2019, management did not believe any individual unrealized loss represents other-than-temporary impairment.

The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized
(000's omitted)	Cost	Fair Value
Due in one year or less	$215,400	$217,938
Due after one through five years	732,939	768,761
Due after five years through ten years	460,678	496,977
Due after ten years	1,469,746	1,498,001
Subtotal	2,878,763	2,981,677
Government agency mortgage-backed securities	506,540	522,638
Government agency collateralized mortgage obligations	42,476	43,577
Total	$3,427,779	$3,547,892

Investment securities with a carrying value of $2.03 billion and $1.47 billion at December 31, 2020 and 2019, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $473.4 million and $502.8 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2020, and 2019, respectively. All securities sold under agreement to repurchase as of December 31, 2020 and 2019 have an overnight and continuous maturity.

During 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses. There were no sales of investment securities in 2020 and 2018.

NOTE D:  LOANS

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2020	2019
Business lending	$3,440,077	$2,775,876
Consumer mortgage	2,401,499	2,430,902
Consumer indirect	1,021,885	1,113,062
Consumer direct	152,657	184,378
Home equity	399,834	386,325
Gross loans, including deferred origination costs	7,415,952	6,890,543
Allowance for credit losses	(60,869)	(49,911)
Loans, net of allowance for credit losses	$7,355,083	$6,840,632

The Company had approximately $25.5 million and $32.3 million of net deferred loan origination costs included in gross loans as of December 31, 2020 and 2019, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2020 and 2019.

(000’s omitted)	2020	2019
Balance at beginning of year	$17,486	$20,661
New loans	4,194	5,720
Payments	(6,131)	(8,895)
Balance at end of year	$15,549	$17,486

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including purchased credit deteriorated (“PCD”) loans, by segment as of December 31, 2020:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$4,896	$59	$55,709	$60,664	$3,379,413	$3,440,077
Consumer mortgage	13,236	3,051	14,970	31,257	2,370,242	2,401,499
Consumer indirect	13,161	219	1	13,381	1,008,504	1,021,885
Consumer direct	1,170	28	3	1,201	151,456	152,657
Home equity	2,296	565	2,246	5,107	394,727	399,834
Total	$34,759	$3,922	$72,929	$111,610	$7,304,342	$7,415,952

The following is an aged analysis of the Company’s past due loans by segment as of December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$3,936	$126	$3,840	$7,902	$1,848,683	$1,856,585
Consumer mortgage	10,990	2,052	10,131	23,173	1,973,543	1,996,716
Consumer indirect	12,673	125	0	12,798	1,094,510	1,107,308
Consumer direct	1,455	76	0	1,531	174,445	175,976
Home equity	1,508	328	1,444	3,280	310,727	314,007
Total	$30,562	$2,707	$15,415	$48,684	$5,401,908	$5,450,592

Acquired Loans (includes loans acquired after January 1, 2009)

	Past Due	90+ Days Past
	30 – 89	Due and		Total	Acquired
(000’s omitted)	days	Still Accruing	Nonaccrual	Past Due	Impaired(1)	Current	Total Loans
Business lending	$8,518	$2,173	$570	$11,261	$11,797	$896,233	$919,291
Consumer mortgage	890	277	2,386	3,553	0	430,633	434,186
Consumer indirect	79	31	0	110	0	5,644	5,754
Consumer direct	59	0	52	111	0	8,291	8,402
Home equity	744	238	412	1,394	0	70,924	72,318
Total	$10,290	$2,719	$3,420	$16,429	$11,797	$1,411,725	$1,439,951

(1)	Acquired impaired loans were not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cashflows, is being recognized on all acquired impaired loans.

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at December 31, 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

No interest income on nonaccrual loans was recognized during the year ended December 31, 2020 or December 31, 2019. The Company wrote off $1.5 million of accrued interest on nonaccrual loans by reversing interest income in 2020 primarily due to the reversal of accrued interest on business lending loans of certain commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, who requested and were granted further extensions of existing loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing, which were reclassified from accruing to nonaccrual status. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income in 2019.

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.

Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.

Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at December 31, 2020 and December 31, 2019:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$860,178	$351,350	$312,087	$217,138	$231,453	$543,999	$483,018	$2,999,223
Special mention	14,687	36,041	28,410	21,875	29,386	51,657	52,732	234,788
Classified	6,336	4,560	30,422	24,807	14,891	65,157	56,000	202,173
Doubtful	0	18	2,888	0	0	108	879	3,893
Total business lending	$881,201	$391,969	$373,807	$263,820	$275,730	$660,921	$592,629	$3,440,077

	December 31, 2019
(000’s omitted)	Legacy	Acquired	Total
Pass	$1,655,280	$832,693	$2,487,973
Special mention	98,953	45,324	144,277
Classified	102,352	29,477	131,829
Doubtful	0	0	0
Acquired impaired	0	11,797	11,797
Total	$1,856,585	$919,291	$2,775,876

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

The following table details the balances in all other loan categories at December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$260,588	$227,027	$166,638	$163,653	$160,911	$614,976	$321	$1,594,114
Nonperforming	0	0	275	398	345	2,709	0	3,727
Total FICO AB	260,588	227,027	166,913	164,051	161,256	617,685	321	1,597,841
FICO CDE
Performing	115,049	102,788	80,973	75,289	83,214	314,668	17,382	789,363
Nonperforming	0	1,010	582	877	1,786	10,040	0	14,295
Total FICO CDE	115,049	103,798	81,555	76,166	85,000	324,708	17,382	803,658
Total consumer mortgage	$375,637	$330,825	$248,468	$240,217	$246,256	$942,393	$17,703	$2,401,499

Consumer indirect:
Performing	$303,471	$305,901	$202,373	$86,497	$61,449	$61,975	$0	$1,021,666
Nonperforming	51	52	82	17	16	1	0	219
Total consumer indirect	$303,522	$305,953	$202,455	$86,514	$61,465	$61,976	$0	$1,021,885

Consumer direct:
Performing	$49,181	$46,992	$27,872	$12,326	$5,232	$4,146	$6,878	$152,627
Nonperforming	1	19	2	5	0	3	0	30
Total consumer direct	$49,182	$47,011	$27,874	$12,331	$5,232	$4,149	$6,878	$152,657

Home equity:
Performing	$48,145	$48,780	$28,074	$23,524	$17,828	$35,900	$194,773	$397,024
Nonperforming	0	24	73	104	183	490	1,936	2,810
Total home equity	$48,145	$48,804	$28,147	$23,628	$18,011	$36,390	$196,709	$399,834

The following table details the balances in all other loan categories at December 31, 2019:

Legacy Loans (excludes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$1,984,533	$1,107,183	$175,900	$312,235	$3,579,851
Nonperforming	12,183	125	76	1,772	14,156
Total	$1,996,716	$1,107,308	$175,976	$314,007	$3,594,007

Acquired Loans (includes loans acquired after January 1, 2009)

	Consumer	Consumer	Consumer	Home
(000’s omitted)	Mortgage	Indirect	Direct	Equity	Total
Performing	$431,523	$5,723	$8,350	$71,668	$517,264
Nonperforming	2,663	31	52	650	3,396
Total	$434,186	$5,754	$8,402	$72,318	$520,660

All loan classes are collectively evaluated for impairment except business lending. A summary of individually evaluated impaired business lending loans as of December 31, 2020 and December 31, 2019 follows:

	December 31,	December 31,
(000’s omitted)	2020	2019
Loans with allowance allocation	$27,437	$0
Loans without allowance allocation	8,138	1,414
Carrying balance	35,575	1,414
Contractual balance	38,362	2,944
Specifically allocated allowance	3,874	0

The average carrying balance of individually evaluated impaired loans was $12.2 million, $5.1 million and $7.6 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. No interest income was recognized on individually evaluated impaired loans for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in 2020, 2019 and 2018 was immaterial.

TDRs less than $0.5 million are collectively included in the allowance for credit loss estimate. Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for credit losses is provided. With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of allowance for credit losses related to impaired loans for each portfolio segment within TDRs is the same as detailed previously.

With respect to the Company’s lending activities, the Company implemented a customer forbearance program allowing for loan payment deferrals up to three months per request during 2020 to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act of 2021 (“CAA”) and industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and non-performing loan status.

As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. These forbearances were comprised of 63 business borrowers representing $65.7 million in outstanding loan balances and 11 consumer borrowers representing approximately $0.8 million in outstanding loan balances.

Information regarding TDRs as of December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020						December 31, 2019
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	6	$529	4	$191	10	$720	8	$681	3	$201	11	$882
Consumer mortgage	56	2,413	48	2,266	104	4,679	59	2,638	47	1,892	106	4,530
Consumer indirect	0	0	86	951	86	951	0	0	84	941	84	941
Consumer direct	0	0	23	85	23	85	0	0	23	101	23	101
Home equity	11	285	13	264	24	549	13	290	11	238	24	528
Total	73	$3,227	174	$3,757	247	$6,984	80	$3,609	168	$3,373	248	$6,982

The following table presents information related to loans modified in a TDR during the years ended December 31, 2020 and 2019. Of the loans noted in the table below, all consumer mortgage loans for the years ended December 31, 2020 and December 31, 2019, were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	December 31, 2020		December 31, 2019
(000’s omitted)	#	Amount	#	Amount
Business lending	1	$4	6	$685
Consumer mortgage	17	1,339	22	1,519
Consumer indirect	31	333	33	364
Consumer direct	3	10	6	49
Home equity	3	70	6	181
Total	55	$1,756	73	$2,798

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during 2020 and 2019:

	Year Ended December 31, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of			Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$288	$19,714	$(1,497)	$356	$2,343	$7,274	$28,190
Consumer mortgage	10,269	(1,051)	9,218	(862)	130	146	2,040	10,672
Consumer indirect	13,712	(997)	12,715	(6,382)	3,992	183	3,188	13,696
Consumer direct	3,255	(643)	2,612	(1,633)	743	87	1,398	3,207
Home equity	2,129	808	2,937	(199)	28	235	(779)	2,222
Unallocated	957	43	1,000	0	0	0	0	1,000
Purchased credit deteriorated	0	3,072	3,072	(91)	440	668	(2,207)	1,882
Acquired impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses	49,911	1,357	51,268	(10,664)	5,689	3,662	10,914	60,869
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	237	1,489
Total allowance for credit losses and liabilities for off-balance-sheet credit exposures	$49,911	$2,542	$52,453	$(10,664)	$5,689	$3,729	$11,151	$62,358

	Year Ended December 31, 2019
	Business	Consumer	Consumer	Consumer	Home		Acquired
(000’s omitted)	Lending	Mortgage	Indirect	Direct	Equity	Unallocated	Impaired	Total
Balance at December 31, 2018	18,522	10,124	14,366	3,095	2,144	1,000	33	49,284
Charge-offs	(2,334)	(1,372)	(7,631)	(1,945)	(445)	0	0	(13,727)
Recoveries	826	60	4,180	710	148	0	0	5,924
Provision	2,412	1,457	2,797	1,395	282	(43)	130	8,430
Balance at December 31, 2019	$19,426	$10,269	$13,712	$3,255	$2,129	$957	$163	$49,911

The allowance for credit losses to total loans ratio of 0.82% at December 31, 2020 was 10 basis points higher than the level at December 31, 2019. This increase was primarily due to non-economic qualitative adjustments resulting from higher loan delinquency and payment deferral levels and loan risk rating downgrades largely driven by the decline in economic conditions associated with the COVID-19 pandemic.

Under CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2019. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of December 31, 2020. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the impact of COVID-19, including forecasted vaccine distribution progress, and current and future Federal stimulus packages. The scenarios utilized outline a continued weakness in economic activity with peak unemployment ranging from 6% to 10% in the fourth quarter of 2021 and a general improvement in unemployment levels over the subsequent three quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, and the risk that Paycheck Protection Program loans will not be forgiven.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company considered projected unemployment and GDP as possible indicators of forecasted losses related to business lending and selected projected unemployment as the exclusive leading indicator in the model given the current economic environment. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to commercial real estate loans and selected projected unemployment as the exclusive leading indicator in the model given the current economic environment. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company considered projected unemployment and real estate values as possible indicators of forecasted losses related to mortgage lending and selected projected unemployment as the exclusive leading indicator in the model given the current economic environment. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company considered projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending and selected projected unemployment as the exclusive leading indicator in the model given the current economic environment. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company considered and selected projected unemployment as the exclusive indicator of forecasted losses related to direct lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the year ended December 31, 2020 by portfolio segment:

(000’s omitted)	Business lending	Consumer mortgage	Consumer indirect	Consumer direct	Home equity	Total
Purchases	$253,509	$26,721	$13,926	$5,994	$39,554	$339,704
Sales	0	79,709	0	0	0	79,709

All the purchases during the twelve months ended December 31, 2020 were associated with the Steuben acquisition on June 12, 2020 and all the sales during the twelve months ended December 31, 2020 were sales of secondary market eligible residential mortgage loans.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2020	2019
Land and land improvements	$29,070	$26,301
Bank premises	149,217	141,905
Equipment and construction in progress	99,239	89,819
Operating lease right-of-use assets	34,908	39,895
Premises and equipment, gross	312,434	297,920
Accumulated depreciation	(146,779)	(133,282)
Premises and equipment, net	$165,655	$164,638

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(55,572)	$13,831	$66,475	$(50,057)	$16,418
Other intangibles	90,462	(51,353)	39,109	89,266	(42,571)	46,695
Total amortizing intangibles	$159,865	$(106,925)	$52,940	$155,741	$(92,628)	$63,113

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

2021	$12,640
2022	10,844
2023	9,082
2024	7,551
2025	6,374
Thereafter	6,449
Total	$52,940

Shown below are the components of the Company’s goodwill at December 31, 2020, 2019, and 2018:

	December 31,		December 31,		December 31,
(000’s omitted)	2018	Activity	2019	Activity	2020
Goodwill, net	$733,503	$40,307	$773,810	$19,898	$793,708

During 2020, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its insurance subsidiary included in the All Other segment during the fourth quarter of 2020 by comparing the fair value of the reporting unit with its carrying amount. The qualitative analyses performed in 2020 included assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting a reporting unit and changes in share price. During the first quarter of 2019, the Company performed its annual internal valuation of goodwill and impairment analysis by comparing the fair value of each reporting unit to its carrying value. Results of the quarterly and annual analyses indicate there was no goodwill impairment in 2020 or 2019.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2020	2019
Carrying value before valuation allowance at beginning of period	$972	$1,137
Additions	715	17
Acquisitions	122	196
Amortization	(379)	(378)
Carrying value before valuation allowance at end of period	1,430	972
Valuation allowance balance at beginning of period	(298)	0
Impairment charges	(150)	(326)
Impairment recoveries	229	28
Valuation allowance balance at end of period	(219)	(298)
Net carrying value at end of period	$1,211	$674
Fair value of MSRs at end of period	$1,384	$1,362
Principal balance of loans sold during the year	$79,709	$2,204
Principal balance of loans serviced for others	$351,759	$294,093
Custodial escrow balances maintained in connection with loans serviced for others	$5,583	$4,596

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2020	2019
Weighted-average contractual life (in years)	21.5	20.9
Weighted-average constant prepayment rate (CPR)	30.4%	18.7%
Weighted-average discount rate	2.1%	3.0%

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2020	2019
Noninterest checking	$3,361,768	$2,465,902
Interest checking	2,876,420	2,138,348
Savings	1,949,517	1,538,203
Money market	2,103,498	1,916,385
Time	933,771	936,129
Total deposits	$11,224,974	$8,994,967

Interest on deposits recorded in the consolidated statements of income consists of the following at December 31:

(000’s omitted)	2020	2019	2018
Interest on interest checking	$2,182	$3,678	$1,796
Interest on savings	665	942	858
Interest on money market	2,685	5,836	3,638
Interest on time	11,229	10,004	4,366
Total interest on deposits	$16,761	$20,460	$10,658

The approximate maturities of time deposits at December 31, 2020 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2021	$570,039	$140,887
2022	126,106	7,182
2023	106,713	6,632
2024	109,573	22,310
2025	21,244	2,595
Thereafter	96	0
Total	$933,771	$179,606

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2020	2019
Overnight FHLB borrowings	$0	$8,300
Subordinated notes payable, net of premium of $303 and $795, respectively	3,303	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320
Securities sold under agreement to repurchase, short term	284,008	241,708
Other FHLB borrowings	6,658	3,750
Total borrowings	$371,289	$344,873

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2020 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2020
January 2, 2021	$284,008	0.38%
February 8, 2021	675	1.45%
May 17, 2021	2,000	1.68%
June 14, 2021	1,000	1.59%
November 22, 2021	1,000	3.25%
February 8, 2023	190	1.79%
July 3, 2023	523	2.25%
October 23, 2023	425	1.50%
October 1, 2025	289	1.50%
February 28, 2028	3,303	6.00%
March 1, 2029	556	2.50%
December 15, 2036	77,320	1.87%
Total	$371,289	0.76%

The weighted-average interest rate on borrowings for the years ended December 31, 2020 and 2019 was 1.27% and 1.86%, respectively.

As of December 31, 2020, the Company sponsors one business trust, Community Capital Trust IV (“CCT IV”), of which 100% of the common stock is owned by the Company. The Company previously sponsored Steuben Statutory Trust (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. Additionally, the Company previously sponsored Kinderhook Capital Trust (“KCT”) and MBVT Statutory Trust I (“MBVT I”) until September 16, 2019 when the Company exercised its right to redeem all of the KCT and MBVT I debentures and associated preferred securities for a total of $2.1 million and $20.6 million, respectively. The common stock of SST II was acquired in the Steuben acquisition, the common stock of KCT was acquired in the Kinderhook acquisition and the common stock of MBVT I was acquired in the Merchants Bancshares, Inc. (“Merchants”) acquisition. The Company previously sponsored Community Statutory Trust III (“CST III”) until July 31, 2018 when the Company exercised its right to redeem all of the CST III debentures and associated preferred securities for a total of $25.2 million. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of such trust. Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.

As of December 31, 2020, the terms of the preferred securities of CCT IV are as follows:

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Price
CCT IV	12/8/2006	$75.0 million	3 month LIBOR plus 1.65% (1.87)%	12/15/2036	Par

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2020	2019	2018
Current:
Federal	$35,728	$34,804	$32,504
State and other	8,008	7,773	9,180
Deferred:
Federal	(2,005)	(699)	2,122
State and other	(331)	(1,603)	541
Provision for income taxes	$41,400	$40,275	$44,347

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2020	2019
Allowance for credit losses	$15,004	$12,059
Employee benefits	7,552	5,393
Operating lease liabilities	8,601	9,801
Other, net	900	837
Deferred tax asset	32,057	28,090

Investment securities	43,325	21,547
Goodwill and intangibles	40,802	39,189
Operating lease right-of-use assets	8,384	9,566
Loan origination costs	7,904	7,639
Depreciation	3,089	2,736
Mortgage servicing rights	291	162
Pension	16,987	13,769
Deferred tax liability	120,782	94,608
Net deferred tax liability	$(88,725)	$(66,518)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.5)	(1.5)	(1.6)
State income taxes, net of federal benefit	3.0	2.5	3.4
Stock-based compensation	(0.8)	(1.6)	(0.9)
Federal tax credits	(1.3)	(1.3)	(1.4)
Other, net	(0.3)	0.1	0.3
Effective income tax rate	20.1%	19.2%	20.8%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$0	$0	$24
Changes related to:
Lapse of statutes of limitations	0	0	(24)
Unrecognized tax benefits at end of year	$0	$0	$0

As of December 31, 2020, there was no amount of material unrecognized tax benefits that would impact the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income. The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2016 may still be examined by the Internal Revenue Service. New York State income tax returns for years after 2016 may still be examined by the New York Department of Taxation and Finance. The Company is currently under examination by the New York Department of Taxation and Finance in connection with tax years 2015 to 2017, and has not received any notices of proposed adjustments. It is not possible to estimate, if and when those examinations may be completed.

The CARES Act is expected to have an immaterial impact as it relates to income taxes and the Company will continue to assess impacts in future periods.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2020, the Bank had approximately $110.7 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at the beginning of year	$162,084	$144,211	$1,677	$1,657
Service cost	5,750	5,081	0	0
Interest cost	5,657	6,264	57	70
Plan amendment / acquisition	13,598	0	0	0
Participant contributions	0	0	0	35
Deferred actuarial (gain)/loss	13,954	16,292	114	87
Benefits paid	(10,682)	(9,764)	(130)	(172)
Benefit obligation at end of year	190,361	162,084	1,718	1,677
Change in plan assets:
Fair value of plan assets at beginning of year	227,323	203,672	0	0
Actual return of plan assets	33,543	25,522	0	0
Participant contributions	0	0	0	35
Employer contributions	7,993	7,893	130	137
Plan acquisition	14,423	0	0	0
Benefits paid	(10,682)	(9,764)	(130)	(172)
Fair value of plan assets at end of year	272,600	227,323	0	0
Over/(Under) funded status at year end	$82,239	$65,239	$(1,718)	$(1,677)

Amounts recognized in the consolidated statement of condition were:
Other assets	$101,849	$81,930	$0	$0
Other liabilities	(19,610)	(16,691)	(1,718)	(1,677)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$34,290	$42,743	$715	$641
Net prior service cost (credit)	4,348	4,056	(1,086)	(1,265)
Pre-tax AOCI	38,638	46,799	(371)	(624)
Taxes	(9,488)	(11,448)	94	155
AOCI at year end	$29,150	$35,351	$(277)	$(469)

The benefit obligation for the defined benefit pension plan was $170.8 million and $145.4 million as of December 31, 2020 and 2019, respectively, and the fair value of plan assets as of December 31, 2020 and 2019 was $272.6 million and $227.3 million, respectively. The defined benefit pension plan was amended effective December 31, 2020 to transfer certain obligations from the Company’s deferred compensation plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan. Effective December 31, 2020, the Steuben Trust Company Pension Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial gain of approximately $1.1 million, due primarily to a gain on plan assets as of the valuation date.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $19.6 million and $16.4 million for 2020 and 2019, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was $0.1 million for 2020 and 2019. The plan was frozen effective December 31, 2009.

Effective June 1, 2018, the Company adopted the Community Bank System, Inc. Restoration Plan (“Restoration Plan”). The Restoration Plan is a non-qualified deferred compensation plan for certain employees whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. Adoption of the plan resulted in an unfunded initial projected benefit obligation of approximately $0.8 million. The Restoration Plan was amended effective December 31, 2020 to transfer certain obligations into the Company’s qualified defined benefit pension plan. The projected benefit obligation for the unfunded Restoration Plan was $0.03 million for 2020 and $0.3 million for 2019, respectively.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2020	2019	2020	2019
Prior service cost/(credit)	$222	$(49)	$136	$136
Net (gain) loss	(6,423)	1,920	56	38
Total	$(6,201)	$1,871	$192	$174

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
Prior service credit	$379	$(179)
Net loss	3,560	48
Total	$3,939	$(131)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Discount rate	2.80%	3.50%	2.80%	3.60%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2020	2019	2018	2020	2019	2018
Service cost	$5,750	$5,081	$4,561	$0	$0	$0
Interest cost	5,657	6,264	5,676	57	70	69
Expected return on plan assets	(16,306)	(14,311)	(14,820)	0	0	0
Plan amendment	(637)	0	13	0	0	0
Amortization of unrecognized net loss/(gain)	3,239	2,568	1,193	40	38	21
Amortization of prior service cost	241	64	(293)	(179)	(179)	(179)
Net periodic (benefit)	$(2,056)	$(334)	$(3,670)	$(82)	$(71)	$(89)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.50%	4.50%	4.00%	3.60%	4.45%	4.00%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2021	$10,588	$174
2022	11,061	130
2023	12,004	128
2024	12,404	125
2025	12,238	122
2026-2030	64,468	560

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors. Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2020 to the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2020 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2020 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,137	$0	$0	$68,137
Equity securities:
U.S. large-cap	69,195	0	0	69,195
U.S mid/small cap	17,338	0	0	17,338
CBU stock	7,701	0	0	7,701
International	43,457	6,088	0	49,545
	137,691	6,088	0	143,779

Fixed income securities:
Government securities	6,154	6,241	0	12,395
Investment grade bonds	23,085	141	0	23,226
High yield(a)	5,803	0	0	5,803
	35,042	6,382	0	41,424

Other investments (b)	17,613	0	0	17,613

Total (c)(d)	$258,483	$12,470	$0	$270,953

The fair values of the Company’s defined benefit pension plan assets at December 31, 2019 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,983	$0	$0	$3,983
Equity securities:
U.S. large-cap	50,301	0	0	50,301
U.S mid/small cap	10,408	0	0	10,408
CBU stock	6,522	0	0	6,522
International	30,420	5,375	0	35,795
	97,651	5,375	0	103,026

Fixed income securities:
Government securities	73,698	8,341	0	82,039
Investment grade bonds	12,938	0	0	12,938
High yield(a)	5,279	0	0	5,279
	91,915	8,341	0	100,256

Other investments (b)	19,488	82	0	19,570

Total (c)	$213,037	$13,798	$0	$226,835

(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.2 million and $0.5 million at December 31, 2020 and 2019, respectively.

(d)	Excludes certain investments that were measured at net asset value per share (or its equivalents) totaling $1.4 million at December 31, 2020.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Money market funds - Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.
●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●	Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $3.5 million contribution to the Steuben Trust Company Pension Plan in 2020. The Company made a $3.9 million and $7.3 million contribution to its defined benefit pension plan in 2020 and 2019, respectively. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2020, 2019 and 2018 was $6.3 million, $6.1 million, and $5.9 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2020, 2019, and 2018 was $0.9 million, $1.1 million, and $0.9 million, respectively.

The Company acquired The National Union Bank of Kinderhook 401(k) Savings Plan with the Kinderhook acquisition and The Steuben Trust Company 401(k) Plan with the Steuben acquisition. Effective November 9, 2020 and January 1, 2021, The National Union Bank of Kinderhook 401(k) Savings Plan and The Steuben Trust Company 401(k) Plan were merged into and became part of the Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2020 and 2019, the Company has recorded a liability of $5.4 million and $2.6 million, respectively. The expense recognized under these plans for the years ended December 31, 2020, 2019, and 2018 was approximately $0.4 million, $0.2 million, and $0.08 million, respectively.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2020 and 2019, there were 141,655 and 151,519 shares credited to the participants’ accounts, for which a liability of $4.8 million and $4.9 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2020, 2019 and 2018, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. As of December 31, 2020, the Company has authorization to grant up to approximately 0.8 million additional shares of Company common stock for these instruments. The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2018	1,644,361	$38.36
Granted	199,110	59.41
Exercised	(331,315)	30.42
Forfeited	(9,162)	51.29
Outstanding at December 31, 2019	1,502,994	42.82
Granted	254,496	51.68
Exercised	(197,564)	32.65
Forfeited	(17,667)	50.97
Outstanding at December 31, 2020	1,542,259	45.49
Exercisable at December 31, 2020	978,833	$40.77

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $28.00	50,619	$23.95	4.75	50,619	$23.95
$28.001 – $29.00	52,014	28.78	1.22	52,014	28.78
$29.001 – $30.00	104,045	29.79	2.21	104,045	29.79
$30.001 – $40.00	536,831	37.12	4.37	493,761	37.04
$40.001 – $60.00	798,750	55.61	7.86	278,394	56.78
TOTAL	1,542,259	$45.49	5.94	978,833	$40.77

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2020 is 5.94 years and 4.74 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2020 is $25.9 million and $21.1 million, respectively.

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.7 million, $2.2 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. A related income tax benefit was recognized of $0.7 million, $0.5 million and $0.6 million for the 2020, 2019 and 2018 years, respectively. Compensation expense related to restricted stock vesting recognized in the income statement for 2020, 2019 and 2018 was approximately $3.3 million, $2.8 million and $3.2 million, respectively.

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

	2020	2019	2018
Weighted-average Fair Value of Options Granted	$10.86	$14.16	$13.44
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.57%	2.73%	2.91%
Share price volatility	29.29%	29.31%	29.44%
Weighted-average risk-free interest rate	0.67%	2.44%	2.82%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $5.0 million at December 31, 2020. The weighted-average period over which this unrecognized expense would be recognized is 3.2 years. The total fair value of stock options vested during 2020, 2019, and 2018 were $2.5 million, $2.4 million and $2.3 million, respectively.

During the 12 months ended December 31, 2020 and 2019, proceeds from stock option exercises totaled $7.5 million and $11.3 million, respectively, and the related tax benefits from exercise were approximately $1.2 million and $2.3 million, respectively. During the twelve months ended December 31, 2020 and 2019, approximately 0.2 million and 0.3 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2020, 2019 and 2018 were $6.6 million, $11.6 million and $8.4 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2020, and changes during the twelve months ended December 31, 2020 and 2019, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2018	221,063	$37.72
Awards	108,556	42.53
Forfeitures	(2,365)	52.47
Vestings	(130,466)	29.71
Unvested at December 31, 2019	196,788	45.58
Awards	52,132	51.64
Forfeitures	(12,884)	37.14
Vestings	(59,628)	47.80
Unvested at December 31, 2020	176,408	$47.24

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $6.1 million at December 31, 2020, which will be recognized as expense over the next five years. The weighted-average period over which this unrecognized expense would be recognized is 4.2 years. The total fair value of restricted stock vested during 2020, 2019, and 2018 were $2.9 million, $3.8 million and $2.3 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2020.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.6 million, 0.5 million and 0.4 million weighted-average anti-dilutive stock options outstanding at December 31, 2020, 2019 and 2018, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2020, 2019 and 2018.

(000’s omitted, except per share data)	2020	2019	2018
Net income	$164,676	$169,063	$168,641
Income attributable to unvested stock-based compensation awards	(514)	(400)	(744)
Income available to common shareholders	$164,162	$168,663	$167,897

Weighted-average common shares outstanding - basic	52,969	51,732	51,165

Basic earnings per share	$3.10	$3.26	$3.28

Net income	$164,676	$169,063	$168,641
Income attributable to unvested stock-based compensation awards	(514)	(400)	(744)
Income available to common shareholders	$164,162	$168,663	$167,897

Weighted-average common shares outstanding	52,969	51,732	51,165
Assumed exercise of stock options	352	516	583
Weighted-average common shares outstanding – diluted	53,321	52,248	51,748

Diluted earnings per share	$3.08	$3.23	$3.24
Cash dividends declared per share	$1.66	$1.58	$1.44

Stock Repurchase Program

At its December 2019 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,600,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during a twelve-month period starting January 1, 2020. There were no treasury stock purchases made under this authorization in 2020. At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during a twelve-month period starting January 1, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2020	2019
Commitments to extend credit	$1,313,568	$1,143,780
Standby letters of credit	39,213	37,872
Total	$1,352,781	$1,181,652

The Bank has unused lines of credit of $25.0 million at December 31, 2020. The Bank has unused borrowing capacity of approximately $1.66 billion through collateralized transactions with the FHLB and $256.2 million through collateralized transactions with the Federal Reserve.

The Company is required to maintain a reserve balance, as established by the FRB. Effective on March 26, 2020, the FRB reduced this cash reserve requirement to zero percent to help support lending to households and businesses as a result of the impacts of the COVID-19 pandemic. As a result, the Company had no required reserve for the 14-day maintenance period of December 31, 2020 through January 13, 2021.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Company recorded $3.0 million in litigation accrual in 2020 related to an anticipated settlement, following mediation, of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures and certain overdraft fees assessed pursuant to such terms and disclosures. The Company executed a settlement agreement with respect to the lawsuit in the fourth quarter of 2020 and does not anticipate that additional amounts will be accrued for this matter in future periods. The settlement, which is subject to documentation and Court approval, will provide for a release of all claims asserted by class members in the action.

NOTE O:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 14 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2020	2019
Operating lease cost	$9,000	$8,724
Variable lease cost	53	18
Short-term lease cost (1)	369	240
Total lease cost	$9,422	$8,982

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Rental expense included in operating expenses amounted to $9.0 million in 2018.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,478	$7,938

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,519	14,145

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2020	2019
Operating leases
Operating lease right-of-use assets	$34,908	$39,895

Operating lease liabilities	35,857	40,913

Weighted average remaining lease term
Operating leases	6.1 years	6.6 years

Weighted average discount rate
Operating leases	2.82%	2.95%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(000’s omitted)	Operating Leases
2021	$8,697
2022	7,505
2023	6,336
2024	4,973
2025	3,688
Thereafter	8,222
Total lease payments	39,421
Less imputed interest	(3,564)
Total	$35,857

Maturities of lease liabilities as of December 31, 2019 are as follows:

(000’s omitted)	Operating Leases
2020	$9,396
2021	7,952
2022	6,664
2023	5,695
2024	4,565
Thereafter	11,150
Total lease payments	45,422
Less imputed interest	(4,509)
Total	$40,913

Included in the Company’s operating leases are related party leases where BPAS APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2020, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.5 million and $4.5 million, respectively. As of December 31, 2019, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.9 million and $4.9 million, respectively. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 9.0 years and 3.68%, respectively. As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 10.0 years and 3.67%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2020 are as follows:

(000’s omitted)	706 North Clinton, LLC
2021	$591
2022	591
2023	591
2024	591
2025	605
Thereafter	2,341
Total lease payments	5,310
Less imputed interest	(791)
Total	$4,519

The maturities of the Company’s related party lease liabilities as of December 31, 2019 are as follows:

(000’s omitted)	706 North Clinton, LLC
2020	$591
2021	591
2022	591
2023	591
2024	591
Thereafter	2,946
Total lease payments	5,901
Less imputed interest	(964)
Total	$4,937

As of December 31, 2020, the Company has an immaterial amount of additional operating leases for offices and equipment that have not yet commenced.

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2020, that the Company and Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for the Company on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Beginning in 2016, the Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2020 and 2019. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2020 and 2019, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2020 and 2019, the amounts, ratios and requirements for the Company are presented below calculated under the Basel III Standardized Transitional Approach. As of December 31, 2020, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2020
Tier 1 Leverage ratio	$1,314,864	10.16%	$517,736	4.00%			$647,169	5.00%
Tier 1 risk-based capital	1,314,864	18.99%	415,472	6.00%	$588,585	8.50%	553,962	8.00%
Total risk-based capital	1,375,704	19.87%	553,962	8.00%	727,075	10.50%	692,453	10.00%
Common equity tier 1 capital	1,239,754	17.90%	311,604	4.50%	484,717	7.00%	450,094	6.50%
2019
Tier 1 Leverage ratio	$1,148,336	10.80%	$425,431	4.00%			$531,788	5.00%
Tier 1 risk-based capital	1,148,336	17.23%	399,834	6.00%	$566,432	8.50%	533,112	8.00%
Total risk-based capital	1,198,724	17.99%	533,112	8.00%	699,710	10.50%	666,390	10.00%
Common equity tier 1 capital	1,073,281	16.11%	299,876	4.50%	466,473	7.00%	433,154	6.50%

Community Bank, N.A.:
2020
Tier 1 Leverage ratio	$1,028,285	7.98%	$515,552	4.00%			$644,440	5.00%
Tier 1 risk-based capital	1,028,285	14.98%	411,880	6.00%	$583,497	8.50%	549,174	8.00%
Total risk-based capital	1,089,125	15.87%	549,174	8.00%	720,791	10.50%	686,467	10.00%
Common equity tier 1 capital	1,028,175	14.98%	308,910	4.50%	480,527	7.00%	446,204	6.50%
2019
Tier 1 Leverage ratio	$910,364	8.61%	$422,882	4.00%			$528,603	5.00%
Tier 1 risk-based capital	910,364	13.79%	396,064	6.00%	$561,091	8.50%	528,086	8.00%
Total risk-based capital	960,752	14.55%	528,086	8.00%	693,113	10.50%	660,107	10.00%
Common equity tier 1 capital	910,309	13.79%	297,048	4.50%	462,075	7.00%	429,070	6.50%

NOTE Q: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000's omitted)	2020	2019
Assets:
Cash and cash equivalents	$196,021	$180,663
Investment securities	6,043	2,853
Investment in and advances to:
Bank subsidiary	1,802,150	1,594,790
Non-bank subsidiaries	196,090	180,487
Other assets	15,290	12,406
Total assets	$2,215,594	$1,971,199

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$30,864	$24,850
Borrowings	80,623	91,115
Shareholders' equity	2,104,107	1,855,234
Total liabilities and shareholders' equity	$2,215,594	$1,971,199

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2020	2019	2018
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$105,000	$115,000	$98,000
Non-bank subsidiaries	13,500	27,600	9,250
Interest and dividends on investments	168	134	161
Total revenues	118,668	142,734	107,411
Expenses:
Interest on borrowings	2,546	4,244	4,677
Acquisition expenses	450	1,248	0
(Gain)/loss on debt extinguishment	(421)	0	318
Other expenses	4,945	477	131
Total expenses	7,520	5,969	5,126

Income before tax benefit and equity in undistributed net income of subsidiaries	111,148	136,765	102,285
Income tax benefit	3,739	4,545	1,330
Income before equity in undistributed net income of subsidiaries	114,887	141,310	103,615
Equity in undistributed net income of subsidiaries	49,789	27,753	65,026
Net income	$164,676	$169,063	$168,641
Other comprehensive income/(loss), net of tax:
Changes in other comprehensive income/(loss) related to pension and other post retirement obligations	6,009	(2,045)	(11,204)
Changes in other comprehensive income/(loss) related to unrealized losses on available-for-sale securities	66,294	37,124	(30,402)
Other comprehensive income/(loss)	72,303	35,079	(41,606)
Comprehensive income	$236,979	$204,142	$127,035

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2020	2019	2018
Operating activities:
Net income	$164,676	$169,063	$168,641
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(49,789)	(27,753)	(65,026)
Net change in other assets and other liabilities	1,740	86	(1,084)
Net cash provided by operating activities	116,627	141,396	102,531
Investing activities:
Proceeds from redemption of investment securities	0	0	776
Purchases of investment securities	(3,000)	0	0
Cash paid for acquisitions, net of cash acquired of $448, $1,328, and $0, respectively	(20,892)	(92,056)	0
Return of capital from/(capital contributions to)	2	100,680	0
Net cash (used in)/provided by investing activities	(23,890)	8,624	776
Financing activities:
Repayment of advances from subsidiaries	(482)	(1,652)	0
Repayment of borrowings	(12,062)	(22,681)	(25,207)
Issuance of common stock	22,211	12,200	12,507
Purchase of treasury stock	(271)	(286)	(298)
Sale of treasury stock	85	6,884	12,561
Increase in deferred compensation arrangements	271	286	298
Cash dividends paid	(87,131)	(80,241)	(71,495)
Net cash used in financing activities	(77,379)	(85,490)	(71,634)
Change in cash and cash equivalents	15,358	64,530	31,673
Cash and cash equivalents at beginning of year	180,663	116,133	84,460
Cash and cash equivalents at end of year	$196,021	$180,663	$116,133

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,555	$4,306	$4,857
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$22,695	$21,342	$19,808
Advances from subsidiaries	932	1,691	0
Common stock issued for acquisition	76,942	0	0

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

	December 31, 2020
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,359,912	$141,470	$0	$2,501,382
Obligations of state and political subdivisions	0	475,660	0	475,660
Government agency mortgage-backed securities	0	522,638	0	522,638
Corporate debt securities	0	4,635	0	4,635
Government agency collateralized mortgage obligations	0	43,577	0	43,577
Total available-for-sale investment securities	2,359,912	1,187,980	0	3,547,892
Equity securities	445	0	0	445
Mortgage loans held for sale	0	1,622	0	1,622
Commitments to originate real estate loans for sale	0	0	14	14
Forward sales commitments	0	2	0	2
Interest rate swap agreements asset	0	1,572	0	1,572
Interest rate swap agreements liability	0	(1,074)	0	(1,074)
Total	$2,360,357	$1,190,102	$14	$3,550,473

	December 31, 2019
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,878,705	$165,054	$0	$2,043,759
Obligations of state and political subdivisions	0	512,208	0	512,208
Government agency mortgage-backed securities	0	432,862	0	432,862
Corporate debt securities	0	2,528	0	2,528
Government agency collateralized mortgage obligations	0	53,071	0	53,071
Total available-for-sale investment securities	1,878,705	1,165,723	0	3,044,428
Equity securities	451	0	0	451
Interest rate swap agreements asset	0	851	0	851
Interest rate swap agreements liability	0	(586)	0	(586)
Total	$1,879,156	$1,165,988	$0	$3,045,144

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million at December 31, 2020. The unrealized gain on mortgage loans was recognized in other banking services revenues in the consolidated statement of income for the year ended December 31, 2020 and was immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2020				December 31, 2019
				Total				Total
(000’s omitted)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$0	$0	$25,063	$25,063	$0	$0	$848	$848
Other real estate owned	0	0	883	883	0	0	1,270	1,270
Mortgage servicing rights	0	0	682	682	0	0	56	56
Total	$0	$0	$26,628	$26,628	$0	$0	$2,174	$2,174

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 11% to 53% at December 31, 2020, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.2 million at December 31, 2020.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill. In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill. It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators. The Company did not recognize an impairment charge during 2020 or 2019.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2020 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000’s omitted)	Fair Value	Technique	Inputs	(Weighted Average)

Impaired loans	$25,063	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.4% (52.7)%
Other real estate owned	883	Fair value of collateral	Estimated cost of disposal/market adjustment	11.3% - 52.9% (34.0)%
Commitments to originate real estate loans for sale	14	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	682	Discounted cash flow	Weighted average constant prepayment rate	9.8% - 18.8% (17.6)%
			Weighted average discount rate	1.7% - 2.2% (2.1)%
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2019 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000’s omitted)	Fair Value	Technique	Inputs	(Weighted Average)

Impaired loans	$848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9)%
Other real estate owned	1,270	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 85.7% (37.1)%
Mortgage servicing rights	56	Discounted cash flow	Weighted average constant prepayment rate	52.8%
			Weighted average discount rate	3.00%
			Adequate compensation	$7/loan

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$7,355,083	$7,655,044	$6,840,632	$7,028,663
Financial liabilities:
Deposits	11,224,974	11,239,628	8,994,967	8,997,551
Overnight Federal Home Loan Bank borrowings	0	0	8,300	8,300
Securities sold under agreement to repurchase, short-term	284,008	284,008	241,708	241,708
Other Federal Home Loan Bank borrowings	6,658	6,758	3,750	3,755
Subordinated notes payable	3,303	3,303	13,795	13,795
Subordinated debt held by unconsolidated subsidiary trusts	77,320	77,320	77,320	77,320

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at December 31, 2020 and December 31, 2019. The effect of the changes to these derivatives for the years then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $14.4 million at December 31, 2020 and $16.4 million at December 31, 2019. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $14.4 million at December 31, 2020 and $16.4 million at December 31, 2019. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.44% and the weighted average maturity was 5.2 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 3.72%, the weighted average pay rate was 4.39% and the weighted average maturity was 6.1 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.7 million at December 31, 2020 and $6.2 million at December 31, 2019 that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.5 years. At December 31, 2019, the weighted average receive rate of these interest rate swaps was 2.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 13.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the years ended December 31, 2020 and December 31, 2019 is immaterial.

As of December 31, 2020 and December 31, 2019, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)
Cumulative Amount of
Fair Value Hedging
Line Item in the			Adjustment Included in the
Consolidated Statement	Carrying Amount		Carrying Amount of
of Condition in Which the	of the Hedged Assets		the Hedged Assets
Hedged Item Is Included	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loans	$5,675	$6,390	$(498)	$(265)

Fair values of derivative instruments as of December 31, 2020 are as follows:

(000’s omitted)	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement		Consolidated Statement
	of Condition Location	Fair Value	of Condition Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$498

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,074	Accrued interest and other liabilities	$1,074
Commitments to originate real estate loans for sale	Other assets	14
Forward sales commitments	Other assets	2
Total derivatives		$1,588		$1,074

Fair values of derivative instruments as of December 31, 2019 are as follows:

(000’s omitted)	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of		Consolidated Statement of Condition
	Condition Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$265

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	586	Accrued interest and other liabilities	$586
Total derivatives		$851		$586

The Company assessed its counterparty risk at December 31, 2020 and December 31, 2019 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2020	2019
Cash and cash equivalents	$157	$138
Premises and equipment, net	5,782	5,945
Other assets	48	42
Total assets	$5,987	$6,125
Accrued interest and other liabilities / Total liabilities	$0	$1

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $3.0 million at December 31, 2020 is included in the Company’s consolidated statement of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.3 million as of December 31, 2020, including a $1.3 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes operating subsidiaries of BPAS, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS, GTC and HB&T, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI, The Carta Group and OneGroup Wealth Partners, as well as asset management provided by Nottingham; and (b) full-service insurance, risk management and employee benefit services provided by OneGroup. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
2020
Net interest income	$367,237	$943	$223	$0	$368,403
Provision for credit losses	14,212	0	0	0	14,212
Noninterest revenue	69,578	103,456	61,599	(6,214)	228,419
Amortization of intangible assets	5,515	5,724	3,058	0	14,297
Acquisition expenses	4,933	0	0	0	4,933
Other operating expenses	255,955	60,709	46,854	(6,214)	357,304
Income before income taxes	$156,200	$37,966	$11,910	$0	$206,076
Assets	$13,762,325	$217,780	$82,849	$(131,860)	$13,931,094
Goodwill	$690,121	$83,275	$20,312	$0	$793,708
Core deposit intangibles & Other intangibles	$13,831	$32,051	$7,058	$0	$52,940
2019
Net interest income	$358,334	$665	$176	$0	$359,175
Provision for credit losses	8,430	0	0	0	8,430
Noninterest revenue	75,067	99,483	59,075	(3,006)	230,619
Amortization of intangible assets	5,751	6,770	3,435	0	15,956
Acquisition expenses	8,608	0	0	0	8,608
Other operating expenses	245,870	59,428	45,170	(3,006)	347,462
Income before income taxes	$164,742	$33,950	$10,646	$0	$209,338
Assets	$11,225,509	$209,690	$76,351	$(101,255)	$11,410,295
Goodwill	$670,223	$83,275	$20,312	$0	$773,810
Core deposit intangibles & Other intangibles	$16,418	$37,775	$8,920	$0	$63,113
2018
Net interest income	$344,551	$376	$128	$0	$345,055
Provision for credit losses	10,837	0	0	0	10,837
Noninterest revenue	75,399	94,449	57,204	(2,993)	224,059
Amortization of intangible assets	6,429	8,015	3,711	0	18,155
Acquisition expenses	(782)	7	6	0	(769)
Other operating expenses	231,362	56,275	43,259	(2,993)	327,903
Income before income taxes	$172,104	$30,528	$10,356	$0	$212,988
Assets	$10,397,623	$207,460	$68,288	$(66,076)	$10,607,295
Goodwill	$629,916	$83,275	$20,312	$0	$733,503
Core deposit intangibles & Other intangibles	$18,596	$44,545	$10,705	$0	$73,846

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

On January 20, 2021, the Company received approval from its Board of Directors to redeem all of the $77.3 million CCT IV debentures and associated preferred securities. On February 11, 2021, the Company provided notice of the redemption to the security holders and the redemption is expected to be completed on March 15, 2021 at par.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes A and D to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses in 2020.

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

Allowance for Credit Losses – Qualitative Macroeconomic Adjustments

As described in Notes A and D to the consolidated financial statements, management estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2020, the allowance for credit losses was $60.9 million on loans of $7.4 billion. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates. For qualitative macroeconomic adjustments, management uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios.

The principal considerations for our determination that performing procedures relating to qualitative macroeconomic adjustments to the allowance for credit losses is a critical audit matter are (i) the significant judgment by management in determining the macroeconomic qualitative adjustments, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating related evidence; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses estimation process, including controls over qualitative macroeconomic adjustments. These procedures also included, among others, testing management’s process for determining qualitative macroeconomic adjustments to the allowance for credit losses, including evaluating the appropriateness of management’s methodology, testing data used in the qualitative macroeconomic adjustments, and evaluating the determination of the impact of forecasted macroeconomic conditions. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the qualitative macroeconomic adjustments.

/s/PricewaterhouseCoopers LLP

Buffalo, New York

March 1, 2021

We have served as the Company’s auditor since 1984.

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2020 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$93,433	$92,965	$91,951	$90,054	$368,403
Provision for credit losses	(3,101)	1,945	9,774	5,594	14,212
Net interest income after provision for credit losses	96,534	91,020	82,177	84,460	354,191
Noninterest income	57,200	59,659	52,938	58,622	228,419
Noninterest expenses	95,002	96,966	90,903	93,663	376,534
Income before income taxes	58,732	53,713	44,212	49,419	206,076
Income taxes	12,247	10,904	8,964	9,285	41,400
Net income	$46,485	$42,809	$35,248	$40,134	$164,676

Basic earnings per share	$0.86	$0.80	$0.67	$0.77	$3.10
Diluted earnings per share	$0.86	$0.79	$0.66	$0.76	$3.08

2019 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$92,740	$91,276	$88,300	$86,859	$359,175
Provision for credit losses	2,857	1,751	1,400	2,422	8,430
Net interest income after provision for credit losses	89,883	89,525	86,900	84,437	350,745
Noninterest income	57,123	57,094	60,706	55,696	230,619
Noninterest expenses	95,269	96,929	91,176	88,652	372,026
Income before income taxes	51,737	49,690	56,430	51,481	209,338
Income taxes	8,853	10,472	11,415	9,535	40,275
Net income	$42,884	$39,218	$45,015	$41,946	$169,063

Basic earnings per share	$0.82	$0.76	$0.87	$0.81	$3.26
Diluted earnings per share	$0.82	$0.75	$0.86	$0.80	$3.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2020 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC on or about March 25, 2021 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under Item 4A contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement. The information required by Item 201(d) of Regulation S-K concerning equity compensation plans is presented under the caption “Equity Compensation Plan Information” on page 30 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Director Independence” and “Related Persons Transactions” in the Company’s Proxy Statement.

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

-Consolidated Statements of Condition,

December 31, 2020 and 2019

-Consolidated Statements of Income,

Years ended December 31, 2020, 2019, and 2018

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2020, 2019, and 2018

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2020, 2019, and 2018

-Consolidated Statements of Cash Flows,

Years ended December 31, 2020, 2019, and 2018

-Notes to Consolidated Financial Statements,

December 31, 2020

-Report of Independent Registered Public Accounting Firm

-Quarterly selected data,

Years ended December 31, 2020 and 2019 (unaudited)

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

3.5	Bylaws, dated May 20, 2020. Incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on May 22, 2020 (Registration No. 001-13695)

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

10.4

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.5

Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). (2)

10.6

Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.7

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.8

Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). (2)

10.9

Retirement and Release Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (2)

10.10

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.11

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (1)

10.12

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.13

Employment Agreement, dated as of March 11, 2016, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 16, 2016 (Registration No. 001-13695). (2)

10.14

Employment Agreement, dated January 4, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 8, 2019 (Registration No. 001-13695). (2)

10.15

Amendment to Employment Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (2)

10.16

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.17

Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.18

Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.19

Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.20

2004 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

10.21	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695). (2)

10.22	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.23

Community Bank System, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098). (2)

10.24

Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.25

Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.26

Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695). (2)

10.27

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

10.30	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2021.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Raymond C. Pecor, III

Brian R. Ace, Director	Raymond C. Pecor, III, Director

/s/ Mark J. Bolus	/s/ Susan E. Skerritt

Mark J. Bolus, Director	Susan E. Skerritt, Director

/s/ Jeffrey L. Davis	/s/ Sally A. Steele

Jeffrey L. Davis, Director	Sally A. Steele, Director and Chair of the
Board of Directors

/s/ Neil E. Fesette	/s/ Eric E. Stickels

Neil E. Fesette, Director	Eric E. Stickels, Director

/s/ Kerrie D. MacPherson	/s/ John F. Whipple, Jr.

Kerrie D. MacPherson, Director	John F. Whipple Jr., Director

/s/ John Parente
John Parente, Director