Form 10-Q
period 2021-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2021-05-10
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧ No  ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,883,259 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2021.

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$2,151,347	$1,645,805
Available-for-sale investment securities (cost of $3,898,704 and $3,427,779, respectively)	3,791,391	3,547,892
Equity and other securities (cost of $44,138 and $46,511, respectively)	45,106	47,455
Loans held for sale, at fair value	1,140	1,622
Loans	7,368,327	7,415,952
Allowance for credit losses	(55,069)	(60,869)
Net loans	7,313,258	7,355,083

Goodwill, net	793,456	793,708
Core deposit intangibles, net	12,507	13,831
Other intangibles, net	37,082	39,109
Intangible assets, net	843,045	846,648

Premises and equipment, net	161,194	165,655
Accrued interest and fees receivable	36,405	39,031
Other assets	277,295	281,903

Total assets	$14,620,181	$13,931,094

Liabilities:
Noninterest-bearing deposits	$3,710,292	$3,361,768
Interest-bearing deposits	8,493,945	7,863,206
Total deposits	12,204,237	11,224,974

Securities sold under agreement to repurchase, short-term	257,767	284,008
Other Federal Home Loan Bank borrowings	5,959	6,658
Subordinated notes payable	3,297	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Accrued interest and other liabilities	177,524	230,724
Total liabilities	12,648,784	11,826,987

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,019,374 and 53,754,599 shares issued, respectively	54,019	53,755
Additional paid-in capital	1,034,225	1,025,163
Retained earnings	990,504	960,183
Accumulated other comprehensive (loss) income	(109,957)	62,077
Treasury stock, at cost (144,395 shares, including 144,380 shares held by deferred compensation arrangements at March 31, 2021 and 161,472 shares including 161,457 shares held by deferred compensation arrangements at December 31, 2020, respectively)	(5,572)	(6,198)
Deferred compensation arrangements (144,380 and 161,457 shares, respectively)	8,178	9,127
Total shareholders’ equity	1,971,397	2,104,107

Total liabilities and shareholders’ equity	$14,620,181	$13,931,094

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Interest and fees on loans	$79,714	$78,565
Interest and dividends on taxable investments	15,175	15,329
Interest and dividends on nontaxable investments	2,776	3,101
Total interest income	97,665	96,995

Interest expense:
Interest on deposits	3,112	5,545
Interest on borrowings	268	558
Interest on subordinated notes payable	38	185
Interest on subordinated debt held by unconsolidated subsidiary trusts	293	653
Total interest expense	3,711	6,941

Net interest income	93,954	90,054
Provision for credit losses	(5,719)	5,594
Net interest income after provision for credit losses	99,673	84,460

Noninterest revenues:
Deposit service fees	14,080	16,283
Mortgage banking	688	916
Other banking services	854	895
Employee benefit services	26,533	25,366
Insurance services	8,153	8,058
Wealth management services	8,199	7,134
Unrealized gain (loss) on equity securities	24	(30)
Total noninterest revenues	58,531	58,622

Noninterest expenses:
Salaries and employee benefits	57,632	58,251
Occupancy and equipment	11,300	10,739
Data processing and communications	12,391	10,413
Amortization of intangible assets	3,351	3,667
Legal and professional fees	3,034	3,151
Business development and marketing	2,030	2,513
Acquisition expenses	27	369
Other expenses	3,481	4,560
Total noninterest expenses	93,246	93,663

Income before income taxes	64,958	49,419
Income taxes	12,108	9,285
Net income	$52,850	$40,134

Basic earnings per share	$0.98	$0.77
Diluted earnings per share	$0.97	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$911	$820
Tax effect	(219)	(197)
Amortization of actuarial losses included in net periodic pension cost, net	692	623
Amortization of prior service cost included in net periodic pension cost, gross	50	15
Tax effect	(12)	(3)
Amortization of prior service cost included in net periodic pension cost, net	38	12
Other comprehensive income related to pension and other post retirement obligations, net of taxes	730	635

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains arising during period, gross	(227,427)	122,428
Tax effect	54,663	(29,393)
Net unrealized holding (losses) gains arising during period, net	(172,764)	93,035
Other comprehensive (loss) income related to unrealized gains on available-for-sale securities, net of taxes	(172,764)	93,035
Other comprehensive (loss) income, net of tax	(172,034)	93,670
Net income	52,850	40,134
Comprehensive (loss) income	$(119,184)	$133,804

	As of
	March 31,	December 31,
	2021	2020
Accumulated Other Comprehensive (Loss) Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(37,306)	$(38,267)
Tax effect	9,163	9,394
Net unrealized (loss) for pension and other post-retirement obligations	(28,143)	(28,873)

Unrealized (loss) gain on available-for-sale securities	(107,313)	120,114
Tax effect	25,499	(29,164)
Net unrealized (loss) gain on available-for-sale securities	(81,814)	90,950

Accumulated other comprehensive (loss) income	$(109,957)	$62,077

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2021 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Arrangements	Total

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				52,850				52,850

Other comprehensive loss, net of tax					(172,034)			(172,034)

Dividends declared:
Common, $0.42 per share				(22,529)				(22,529)

Common stock activity under employee stock plans	264,775	264	7,065					7,329

Stock-based compensation			1,674					1,674

Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock issued to benefit plans, net	(1,012)					(68)	68	0

Balance at March 31, 2021	53,874,979	$54,019	$1,034,225	$990,504	$(109,957)	$(5,572)	$8,178	$1,971,397

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				40,134				40,134

Other comprehensive income, net of tax					93,670			93,670

Cumulative effect of change in accounting principle – Current Expected Credit Losses				530				530

Dividends declared:
Common, $0.41 per share				(21,367)				(21,367)

Common stock activity under employee stock plans	214,588	215	6,184					6,399

Stock-based compensation			1,952					1,952

Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	84		36			(31)	74	79

Balance at March 31, 2020	52,031,092	$52,190	$935,924	$902,148	$83,444	$(6,005)	$8,930	$1,976,631

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$52,850	$40,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,034	4,079
Amortization of intangible assets	3,351	3,667
Net accretion on securities, loans and borrowings	(7,127)	(2,113)
Stock-based compensation	1,674	1,952
Provision for credit losses	(5,719)	5,594
Amortization of mortgage servicing rights	135	82
Unrealized (gain) loss on equity securities	(24)	30
Income from bank-owned life insurance policies	(480)	(408)
Net (gain) loss on sale of loans and other assets	(280)	9
Change in other assets and other liabilities	13,396	(26,332)
Net cash provided by operating activities	61,810	26,694
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	78,112	61,753
Proceeds from maturities and redemptions of equity and other investment securities	2,383	404
Purchases of available-for-sale investment securities	(546,733)	(34,597)
Purchases of equity and other securities	(10)	(18)
Net decrease in loans	52,297	25,446
Purchases of premises and equipment, net	(876)	(3,020)
Real estate tax credit investments	(155)	(550)
Net cash (used in) provided by investing activities	(414,982)	49,418
Financing activities:
Net increase in deposits	979,263	309,015
Net decrease in borrowings	(26,940)	(45,040)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(77,320)	0
Issuance of common stock	7,329	6,399
Purchases of treasury stock	(68)	(74)
Sales of treasury stock	0	79
Increase in deferred compensation arrangements	68	74
Cash dividends paid	(22,553)	(21,268)
Withholding taxes paid on share-based compensation	(1,065)	(991)
Net cash provided by financing activities	858,714	248,194
Change in cash and cash equivalents	505,542	324,306
Cash and cash equivalents at beginning of period	1,645,805	205,030
Cash and cash equivalents at end of period	$2,151,347	$529,336

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,351	$6,888
Cash paid for income taxes	2,701	9,642

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	22,671	21,441
Transfers from loans to other real estate	63	779

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2021 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021.

NOTE B: ACQUISITIONS

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $3.2 million, and direct expenses, which may not include certain shared expenses, of approximately $1.3 million from Steuben were included in the consolidated income statement for the three months ended March 31, 2021. The Company incurred certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2021, the carrying amount of other liabilities associated with the Steuben acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Steuben acquisition decreased $0.3 million as a result of this adjustment.

The acquisition expanded the Company’s geographical presence in New York and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

2020
(000s omitted)	Steuben
Consideration paid :
Cash	$21,613
Community Bank System, Inc. common stock	76,942
Total net consideration paid	98,555
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	55,973
Investment securities	180,497
Loans, net of allowance for credit losses on PCD loans	339,017
Premises and equipment, net	7,764
Accrued interest and fees receivable	2,701
Other assets	17,675
Core deposit intangibles	2,928
Other intangibles	1,196
Deposits	(516,274)
Other liabilities	(4,843)
Other Federal Home Loan Bank borrowings	(6,000)
Subordinated debt held by unconsolidated subsidiary trusts	(2,062)
Total identifiable assets, net	78,572
Goodwill	$19,983

The Company has acquired loans from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (purchased credit deteriorated (“PCD”) loans). PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses. There were no investment securities acquired from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$35,906
Allowance for credit losses at acquisition	(668)
Non-credit premium at acquisition	103
Fair value of PCD loans at acquisition	$35,341

Acquired loans that are deemed to not have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.The following is a summary of the remaining loans acquired from Steuben for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination at the date of acquisition:

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

The core deposit intangibles and other intangibles related to the Steuben acquisition is being amortized using an accelerated method over their estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben acquisition. Goodwill arising from the Steuben acquisition is not deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were immaterial during the three months ended March 31, 2021 and amounted to $0.4 million during the three  months ended March 31, 2020, and have been separately stated in the consolidated statements of income.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 79 through 92 of the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 except as noted below.

The extent to which the novel coronavirus (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021, $26.8 million of accounts receivable, including $8.7 million of unbilled fee revenue, and $4.0 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2020, $30.3 million of accounts receivable, including $7.7 million of unbilled fee revenue, and $1.4 million of unearned revenue was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20). The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the next fiscal year, as well as the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates, and explanations for significant gains and losses related to changes in the benefit obligation for the period. This new guidance is effective retrospectively for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and clarifying and amending existing guidance to improve consistent application. This new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in any interim periods for which financial statements have not been issued. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of   March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,892,001	$38,711	$174,454	$2,756,258	$2,423,236	$94,741	$16,595	$2,501,382
Obligations of state and political subdivisions	430,447	19,733	9	450,171	451,028	24,632	0	475,660
Government agency mortgage-backed securities	537,317	12,638	4,969	544,986	506,540	16,280	182	522,638
Corporate debt securities	3,000	82	0	3,082	4,499	137	1	4,635
Government agency collateralized mortgage obligations	35,939	962	7	36,894	42,476	1,111	10	43,577
Total available-for-sale portfolio	$3,898,704	$72,126	$179,439	$3,791,391	$3,427,779	$136,901	$16,788	$3,547,892

Equity and other Securities:
Equity securities, at fair value	$251	$218	$0	$469	$251	$194	$0	$445
Federal Home Loan Bank common stock	7,410	0	0	7,410	7,468	0	0	7,468
Federal Reserve Bank common stock	33,916	0	0	33,916	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,561	750	0	3,311	4,876	750	0	5,626
Total equity and other securities	$44,138	$968	$0	$45,106	$46,511	$944	$0	$47,455

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	31	$1,440,822	$174,454	0	$0	$0	31	$1,440,822	$174,454
Obligations of state and political subdivisions	17	7,028	9	0	0	0	17	7,028	9
Government agency mortgage-backed securities	162	184,325	4,969	2	13	0	164	184,338	4,969
Government agency collateralized mortgage obligations	8	2,720	7	1	0	0	9	2,720	7
Total available-for-sale investment portfolio	218	$1,634,895	$179,439	3	$13	$0	221	$1,634,908	$179,439

As of December 31, 2020

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$831,015	$16,595	0	$0	$0	13	$831,015	$16,595
Obligations of state and political subdivisions	1	358	0	0	0	0	1	358	0
Government agency mortgage-backed securities	89	75,992	182	2	14	0	91	76,006	182
Corporate debt securities	1	1,001	1	0	0	0	1	1,001	1
Government agency collateralized mortgage obligations	13	5,246	10	1	0	0	14	5,246	10
Total available-for-sale investment portfolio	117	$913,612	$16,788	3	$14	$0	120	$913,626	$16,788

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2021 represents credit losses and no unrealized losses have been recognized into credit loss expense. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2021. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $12.0 million at March 31, 2021 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$201,210	$202,974
Due after one through five years	727,189	758,445
Due after five years through ten years	954,210	952,781
Due after ten years	1,442,839	1,295,311
Subtotal	3,325,448	3,209,511
Government agency mortgage-backed securities	537,317	544,986
Government agency collateralized mortgage obligations	35,939	36,894
Total	$3,898,704	$3,791,391

As of March 31, 2021, $271.3 million of U.S. Treasury securities were pledged as collateral for securities sold under agreement to repurchase. All securities sold under agreement to repurchase as of March 31, 2021 have an overnight and continuous maturity.

NOTE E: LOANS

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2021	2020
Business lending	$3,391,786	$3,440,077
Consumer mortgage	2,409,373	2,401,499
Consumer indirect	1,029,335	1,021,885
Consumer direct	142,425	152,657
Home equity	395,408	399,834
Gross loans, including deferred origination costs	7,368,327	7,415,952
Allowance for credit losses	(55,069)	(60,869)
Loans, net of allowance for credit losses	$7,313,258	$7,355,083

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including PCD loans, by segment as of March 31, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$3,681	$88	$54,930	$58,699	$3,333,087	$3,391,786
Consumer mortgage	8,022	1,688	15,836	25,546	2,383,827	2,409,373
Consumer indirect	6,431	115	0	6,546	1,022,789	1,029,335
Consumer direct	559	16	2	577	141,848	142,425
Home equity	958	245	2,542	3,745	391,663	395,408
Total	$19,651	$2,152	$73,310	$95,113	$7,273,214	$7,368,327

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including PCD loans, by segment as of December 31, 2020:

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

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at March 31, 2021 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

No interest income on nonaccrual loans was recognized during the three months ended March 31, 2021. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “classified”, or “doubtful”. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Loans that were granted COVID-19 related financial hardship payment deferrals were reviewed on a case-by-case basis for downgrades into lower credit risk ratings. Loans on payment deferral will continue to be monitored for indications of deterioration that could result in future downgrades. In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2021 and December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$289,320	$599,626	$344,078	$296,523	$202,536	$715,334	$491,420	$2,938,837
Special mention	1,187	13,585	16,348	24,560	25,583	76,596	44,936	202,795
Classified	63	4,493	22,684	38,881	25,884	93,255	61,343	246,603
Doubtful	0	0	17	88	0	71	3,375	3,551
Total business lending	$290,570	$617,704	$383,127	$360,052	$254,003	$885,256	$601,074	$3,391,786

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$860,178	$351,350	$312,087	$217,138	$231,453	$543,999	$483,018	$2,999,223
Special mention	14,687	36,041	28,410	21,875	29,386	51,657	52,732	234,788
Classified	6,336	4,560	30,422	24,807	14,891	65,157	56,000	202,173
Doubtful	0	18	2,888	0	0	108	879	3,893
Total business lending	$881,201	$391,969	$373,807	$263,820	$275,730	$660,921	$592,629	$3,440,077

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

The following table details the balances in all other loan categories at March 31, 2021:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$106,415	$254,218	$213,877	$152,748	$149,072	$715,345	$95	$1,591,770
Nonperforming	0	0	0	268	649	2,880	0	3,797
Total FICO AB	106,415	254,218	213,877	153,016	149,721	718,225	95	1,595,567
FICO CDE
Performing	28,736	132,230	98,451	77,047	69,565	373,604	20,446	800,079
Nonperforming	0	130	908	799	751	11,139	0	13,727
Total FICO CDE	28,736	132,360	99,359	77,846	70,316	384,743	20,446	813,806
Total consumer mortgage	$135,151	$386,578	$313,236	$230,862	$220,037	$1,102,968	$20,541	$2,409,373

Consumer indirect:
Performing	$119,208	$282,934	$273,903	$175,721	$72,517	$104,937	$0	$1,029,220
Nonperforming	0	40	17	41	11	6	0	115
Total consumer indirect	$119,208	$282,974	$273,920	$175,762	$72,528	$104,943	0	$1,029,335

Consumer direct:
Performing	$13,121	$42,530	$40,319	$22,983	$9,781	$7,493	$6,180	$142,407
Nonperforming	0	0	10	2	0	6	0	18
Total consumer direct	$13,121	$42,530	$40,329	$22,985	$9,781	$7,499	$6,180	$142,425

Home equity:
Performing	$17,564	$49,686	$45,846	$25,565	$21,395	$48,214	$184,351	$392,621
Nonperforming	0	0	22	111	97	701	1,856	2,787
Total home equity	$17,564	$49,686	$45,868	$25,676	$21,492	$48,915	$186,207	$395,408

The following table details the balances in all other loan categories at December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$260,588	$227,027	$166,638	$163,653	$160,911	$614,976	$321	$1,594,114
Nonperforming	0	0	275	398	345	2,709	0	3,727
Total FICO AB	260,588	227,027	166,913	164,051	161,256	617,685	321	1,597,841
FICO CDE
Performing	115,049	102,788	80,973	75,289	83,214	314,668	17,382	789,363
Nonperforming	0	1,010	582	877	1,786	10,040	0	14,295
Total FICO CDE	115,049	103,798	81,555	76,166	85,000	324,708	17,382	803,658
Total consumer mortgage	$375,637	$330,825	$248,468	$240,217	$246,256	$942,393	$17,703	$2,401,499

Consumer indirect:
Performing	$303,471	$305,901	$202,373	$86,497	$61,449	$61,975	$0	$1,021,666
Nonperforming	51	52	82	17	16	1	0	219
Total consumer indirect	$303,522	$305,953	$202,455	$86,514	$61,465	$61,976	0	$1,021,885

Consumer direct:
Performing	$49,181	$46,992	$27,872	$12,326	$5,232	$4,146	$6,878	$152,627
Nonperforming	1	19	2	5	0	3	0	30
Total consumer direct	$49,182	$47,011	$27,874	$12,331	$5,232	$4,149	$6,878	$152,657

Home equity:
Performing	$48,145	$48,780	$28,074	$23,524	$17,828	$35,900	$194,773	$397,024
Nonperforming	0	24	73	104	183	490	1,936	2,810
Total home equity	$48,145	$48,804	$28,147	$23,628	$18,011	$36,390	$196,709	$399,834

All loan classes are collectively evaluated for impairment except business lending. A summary of individually evaluated impaired business loans as of March 31, 2021 and December 31, 2020 follows:

	March 31,	December 31,
(000’s omitted)	2021	2020
Loans with allowance allocation	$26,670	$27,437
Loans without allowance allocation	8,028	8,138
Carrying balance	34,698	35,575
Contractual balance	37,745	38,362
Specifically allocated allowance	3,560	3,874

The average carrying balance of individually evaluated impaired loans was $34.9 million and $2.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. No interest income was recognized on individually evaluated impaired loans for the three months ended March 31, 2021 and March 31, 2020.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three months ended March 31, 2021 and 2020 was immaterial.

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

With respect to the Company’s lending activities, the Company implemented a customer forbearance program allowing for loan payment deferrals up to three months per request during 2020 to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act ( “CARES Act”), the Consolidated Appropriations Act of 2021 (“CAA”) and industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and non-performing loan status.

As of March 31, 2021, the Company had 47 borrowers in forbearance due to COVID-19 related financial hardship, representing $75.6 million in outstanding loan balances, or 1.0% of total loans outstanding. These forbearances were comprised of 42 business borrowers representing $75.1 million in outstanding loan balances and 5 consumer borrowers representing approximately $0.5 million in outstanding loan balances. As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. These forbearances were comprised of 63 business borrowers representing $65.7 million in outstanding loan balances and 11 consumer borrowers representing approximately $0.8 million in outstanding loan balances.

Information regarding TDRs as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021						December 31, 2020
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	6	$505	4	$185	10	$690	6	$529	4	$191	10	$720
Consumer mortgage	55	2,389	44	2,174	99	4,563	56	2,413	48	2,266	104	4,679
Consumer indirect	0	0	78	882	78	882	0	0	86	951	86	951
Consumer direct	0	0	20	31	20	31	0	0	23	85	23	85
Home equity	10	261	12	257	22	518	11	285	13	264	24	549
Total	71	$3,155	158	$3,529	229	$6,684	73	$3,227	174	$3,757	247	$6,984

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2021 and 2020. Of the loans noted in the table below, all consumer mortgage loans for the three months ended March 31, 2021 and 2020 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	3	110	7	617
Consumer indirect	6	66	14	127
Consumer direct	1	7	1	12
Home equity	0	0	0	0
Total	10	$183	22	$756

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$28,190	$(51)	$67	$(1,164)	$27,042
Consumer mortgage	10,672	(100)	10	(896)	9,686
Consumer indirect	13,696	(1,399)	1,246	(2,423)	11,120
Consumer direct	3,207	(318)	231	(438)	2,682
Home equity	2,222	(98)	4	(585)	1,543
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,882	0	27	87	1,996
Allowance for credit losses – loans	60,869	(1,966)	1,585	(5,419)	55,069
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(300)	1,189
Total allowance for credit losses	$62,358	$(1,966)	$1,585	$(5,719)	$56,258

	Three Months Ended March 31, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of				Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	Provision	balance
Business lending	$19,426	$288	$19,714	$(176)	$138	$(187)	$19,489
Consumer mortgage	10,269	(1,051)	9,218	(186)	8	3,390	12,430
Consumer indirect	13,712	(997)	12,715	(2,079)	1,163	1,895	13,694
Consumer direct	3,255	(643)	2,612	(533)	182	1,476	3,737
Home equity	2,129	808	2,937	(73)	6	(386)	2,484
Unallocated	957	43	1,000	0	0	(228)	772
Purchased credit deteriorated	0	3,072	3,072	0	0	(26)	3,046
Purchased credit impaired	163	(163)	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(3,047)	1,497	5,934	55,652
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	(340)	845
Total allowance for credit losses	$49,911	$2,542	$52,453	$(3,047)	$1,497	$5,594	$56,497

Improvements in economic forecasts have resulted in an allowance for credit losses to total loans ratio of 0.75% at March 31, 2021, six basis points lower than the level at March 31, 2020 and seven basis points lower than the level at December 31, 2020.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $20.9 million at March 31, 2021 and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of March 31, 2021. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the impact of COVID-19, including forecasted vaccine distribution progress, and current and future Federal stimulus packages. The scenarios utilized outline a significant improvement in economic conditions with peak unemployment ranging from 3% to 8% in the second quarter of 2022 and a general improvement in unemployment levels over the subsequent three quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, and the risk that Paycheck Protection Program loans will not be forgiven.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company considered and selected projected unemployment and GDP as possible indicators of forecasted losses related to business lending. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.

●	Business lending – real estate: The Company considered and selected projected unemployment and commercial and multi-family real estate values as possible indicators of forecasted losses related to commercial real estate loans. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company considered and selected projected unemployment and residential real estate values as possible indicators of forecasted losses related to mortgage lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company considered and selected projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company considered and selected projected unemployment and median household income as possible indicator of forecasted losses related to direct lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the three months ended March 31, 2021 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$0	$0	$0	$0	$0	$0
Sales	0	8,284	0	0	0	8,284

All the sales during the three months ended March 31, 2021 were sales of secondary market eligible residential mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(56,896)	$12,507	$69,403	$(55,572)	$13,831
Other intangibles	90,462	(53,380)	37,082	90,462	(51,353)	39,109
Total amortizing intangibles	$159,865	$(110,276)	$49,589	$159,865	$(106,925)	$52,940

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2021	$9,289
2022	10,844
2023	9,082
2024	7,551
2025	6,374
Thereafter	6,449
Total	$49,589

Shown below are the components of the Company’s goodwill at December 31, 2020 and March 31, 2021:

(000’s omitted)	December 31, 2020	Activity	March 31, 2021
Goodwill, net	$793,708	$(252)	$793,456

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of March 31, 2021, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The Company previously sponsored Steuben Statutory Trust (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company did not make a contribution to its defined benefit pension plan in the first quarter of 2020. The Company made a $2.8 million contribution to its defined benefit pension plan and a $0.09 million contribution to the Steuben Trust Company Pension Plan in the first quarter of 2021.

The net periodic benefit cost for the three  months ended March 31, 2021 and 2020 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000’s omitted)	2021	2020	2021	2020
Service cost	$1,480	$1,438	$0	$0
Interest cost	1,259	1,356	11	14
Expected return on plan assets	(4,696)	(3,932)	0	0
Amortization of unrecognized net loss	900	810	11	10
Amortization of prior service cost	95	60	(45)	(45)
Net periodic benefit	$(962)	$(268)	$(23)	$(21)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2021.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.03 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2021, compared to approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2020 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2021	2020
Net income	$52,850	$40,134
Income attributable to unvested stock-based compensation awards	(130)	(146)
Income available to common shareholders	$52,720	$39,988

Weighted-average common shares outstanding – basic	53,845	52,036
Basic earnings per share	$0.98	$0.77

Net income	$52,850	$40,134
Income attributable to unvested stock-based compensation awards	(130)	(146)
Income available to common shareholders	$52,720	$39,988

Weighted-average common shares outstanding – basic	53,845	52,036
Assumed exercise of stock options	438	420
Weighted-average common shares outstanding – diluted	54,283	52,456
Diluted earnings per share	$0.97	$0.76

Stock Repurchase Program

At its December 2019 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.60 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2020. At its December 2020 meeting, the Board approved a similar program for 2021, authorizing the repurchase of up to 2.68 million shares of the Company’s common stock through December 31, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company did not repurchase any shares under the authorized plan during the first three months of 2021 or 2020.

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

The contract amounts of commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2021	2020
Commitments to extend credit	$1,277,853	$1,313,568
Standby letters of credit	37,638	39,213
Total	$1,315,491	$1,352,781

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Company recorded $3.0 million in litigation accrual in 2020 related to a settlement of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures. The Company executed a settlement agreement with respect to the lawsuit in the fourth quarter of 2020 and does not anticipate that additional amounts will be accrued for this matter in future periods. The settlement, which is subject to Court approval, will provide for a release of all claims asserted by class members in the action.

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

	March 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,632,967	$123,291	$0	$2,756,258
Obligations of state and political subdivisions	0	450,171	0	450,171
Government agency mortgage-backed securities	0	544,986	0	544,986
Corporate debt securities	0	3,082	0	3,082
Government agency collateralized mortgage obligations	0	36,894	0	36,894
Total available-for-sale investment securities	2,632,967	1,158,424	0	3,791,391
Equity securities	469	0	0	469
Mortgage loans held for sale	0	292	0	292
Commitments to originate real estate loans for sale	0	0	34	34
Forward sales commitments	0	50	0	50
Interest rate swap agreements asset	0	707	0	707
Interest rate swap agreements liability	0	(388)	0	(388)
Total	$2,633,436	$1,159,085	$34	$3,792,555

	December 31, 2020
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,359,912	$141,470	$0	$2,501,382
Obligations of state and political subdivisions	0	475,660	0	475,660
Government agency mortgage-backed securities	0	522,638	0	522,638
Corporate debt securities	0	4,635	0	4,635
Government agency collateralized mortgage obligations	0	43,577	0	43,577
Total available-for-sale investment securities	2,359,912	1,187,980	0	3,547,892
Equity securities	445	0	0	445
Mortgage loans held for sale	0	1,622	0	1,622
Commitments to originate real estate loans for sale	0	0	14	14
Forward sales commitments	0	2	0	2
Interest rate swap agreements asset	0	1,572	0	1,572
Interest rate swap agreements liability	0	(1,074)	0	(1,074)
Total	$2,360,357	$1,190,102	$14	$3,550,473

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.3 million at March 31, 2021. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million at December 31, 2020. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2021				December 31, 2020
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Impaired loans	$0	$0	$21,647	$21,647	$0	$0	$25,063	$25,063
Business loans held for sale	0	0	848	848	0	0	0	0
Other real estate owned	0	0	824	824	0	0	883	883
Mortgage servicing rights	0	0	807	807	0	0	682	682
Total	$0	$0	$24,126	$24,126	$0	$0	$26,628	$26,628

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs. Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3. In addition, loans held for sale includes two business lending loans under one relationship at March 31, 2021 that are on nonaccrual status. The fair value of business loans held for sale is determined using liquidation collateral values. The unpaid principal value of business lending loans held for sale was approximately $0.8 million at March 31, 2021.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 31.8% to 97.5% at March 31, 2021 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.1 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	March 31, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$21,647	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.7% (54.3%)
Business loans held for sale	848	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 35.0% (27.9%)
Other real estate owned	824	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 97.5% (42.0%)
Commitments to originate real estate loans for sale	34	Discounted cash flow	Embedded servicing value	1%
Mortgage servicing rights	807	Discounted cash flow	Weighted average constant prepayment rate	13.7% - 27.0% (15.7%)
			Weighted average discount rate	2.49% - 3.06% (2.97%)
			Adequate compensation	$7/loan

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$25,063	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.4% (52.7%)
Other real estate owned	883	Fair value of collateral	Estimated cost of disposal/market adjustment	11.3% - 52.9% (34.0%)
Commitments to originate real estate loans for sale	14	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	682	Discounted cash flow	Weighted average constant prepayment rate	9.8% - 18.8% (17.6%)
			Weighted average discount rate	1.7% - 2.2% (2.1%)
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for impaired loans and business loans held for sale was calculated by dividing the total of the book value of the collateral of the impaired loans classified as Level 3 by the total of the fair value of the collateral of the impaired loans classified as Level 3. The weighted average of the estimated cost of disposal/market adjustment for other real estate owned was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$7,313,258	$7,565,204	$7,355,083	$7,655,044
Financial liabilities:
Deposits	12,204,237	12,215,473	11,224,974	11,239,628
Securities sold under agreement to repurchase, short-term	257,767	257,767	284,008	284,008
Other Federal Home Loan Bank borrowings	5,959	6,031	6,658	6,758
Subordinated notes payable	3,297	3,297	3,303	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	0	77,320	77,320

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at March 31, 2021 and December 31, 2020. The effect of the changes to these derivatives for the three months ended March 31, 2021 and March 31, 2020 was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $7.5 million at March 31, 2021 and $14.4 million at December 31, 2020. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $7.5 million at March 31, 2021 and $14.4 million at December 31, 2020. At March 31, 2021, the weighted average receive rate of these interest rate swaps was 2.14%, the weighted average pay rate was 4.44% and the weighted average maturity was 2.7 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.44% and the weighted average maturity was 5.2 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.7 million at March 31, 2021, and $5.7 million at December 31, 2020, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of financial condition. At March 31, 2021, the weighted average receive rate of these interest rate swaps was 1.40%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.3 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three months ended March 31, 2021 and March 31, 2020 are immaterial.

As of March 31, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	March 31,	December 31,	March 31,	December 31,
the Hedged Item Is Included	2021	2020	2021	2020
Loans	$5,854	$5,675	$(319)	$(498)

Fair values of derivative instruments as of March 31, 2021 and December 31, 2020 are as follows:

(000’s omitted)	March 31, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$319

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	388	Accrued interest and other liabilities	$388
Commitments to originate real estate loans for sale	Other assets	34
Forward sales commitments	Other assets	50
Total derivatives		$791		$388

(000’s omitted)	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$498

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,074	Accrued interest and other liabilities	$1,074
Commitments to originate real estate loans for sale	Other assets	14
Forward sales commitments	Other assets	2
Total derivatives		$1,588		$1,074

The Company assessed its counterparty risk at March 31, 2021 and December 31, 2020 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup NY, Inc. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended March 31, 2021
Net interest income	$93,839	$94	$21	$0	$93,954
Provision for credit losses	(5,719)	0	0	0	(5,719)
Noninterest revenues	16,454	27,149	16,817	(1,889)	58,531
Amortization of intangible assets	1,324	1,354	673	0	3,351
Acquisition expenses	27	0	0	0	27
Other operating expenses	65,007	15,005	11,745	(1,889)	89,868
Income before income taxes	$49,654	$10,884	$4,420	$0	$64,958
Assets	$14,427,834	$210,297	$82,074	$(100,024)	$14,620,181
Goodwill	$689,869	$83,275	$20,312	$0	$793,456
Core deposit intangibles & Other intangibles	$12,507	$30,697	$6,385	$0	$49,589

Three Months Ended March 31, 2020
Net interest income	$89,763	$240	$51	$0	$90,054
Provision for credit losses	5,594	0	0	0	5,594
Noninterest revenues	18,680	25,925	15,536	(1,519)	58,622
Amortization of intangible assets	1,417	1,494	756	0	3,667
Acquisition expenses	369	0	0	0	369
Other operating expenses	64,200	15,130	11,816	(1,519)	89,627
Income before income taxes	$36,863	$9,541	$3,015	$0	$49,419
Assets	$11,633,330	$213,768	$76,525	$(114,640)	$11,808,983
Goodwill	$669,886	$83,275	$20,312	$0	$773,473
Core deposit intangibles & Other intangibles	$15,001	$36,281	$8,164	$0	$59,446

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2021 and 2020, although in some circumstances the fourth quarter of 2020 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 31. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2021, “last year” and equivalent terms refer to calendar year 2020, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 50.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 79-92 of the most recent Form 10-K (fiscal year ended December 31, 2020) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 10-11 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions and the unrealized gain (loss) on equity securities. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses and the unrealized gain (loss) on equity securities from income before income taxes. Although these items are non-GAAP measures, the Company’s management believes this information helps investors understand the effect of acquisitions and other non-recurring activity in its reported results. Diluted adjusted net earnings per share were $1.00 in the first quarter of 2021, compared to $0.80 in the first quarter of 2020, a 25.0% increase. Adjusted pre-tax, pre-provision net revenue was $1.09 per share in the first quarter of 2021, up $0.04, or 3.8%, from the first quarter of 2020. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger.

First quarter net income increased $12.7 million as compared to the first quarter of 2020. Earnings per share of $0.97 for the first quarter of 2021 increased $0.21 from the first quarter of 2020. The increase in net income and earnings per share for the quarter are primarily the result of a decrease in the provision for credit losses, an increase in net interest income and a decrease in operating expenses, offset in part by increases in income taxes and fully-diluted shares outstanding and a decrease in noninterest revenues. First quarter net income adjusted to exclude acquisition expenses and unrealized gains and losses on equity securities (“operating net income”), increased $12.4 million as compared to the first quarter of 2020. Earnings per share adjusted to exclude acquisition expenses and unrealized gains and losses on equity securities (“operating earnings per share”) of $0.97 for the first quarter increased $0.20 compared to the first quarter of 2020.

Loans and deposits increased on both an average and ending basis as compared to the prior year first quarter, reflective of the large inflows of government stimulus-related customer deposit funding, Paycheck Protection Program (“PPP”) lending and the second quarter 2020 acquisition of Steuben. The average yield on interest earning assets decreased 78 basis points compared to the prior year first quarter as the average yield on loans and investments both declined. The average yield on loans for the first quarter decreased by 21 basis points compared to the first quarter of 2020 and the average yield on investments, including cash equivalents, decreased 103 basis points compared to the prior year reflective of declines in market interest rates. The Company’s total cost of funds decreased 17 basis points from the year earlier period, as the rate paid on interest-bearing deposits decreased 18 basis points, the rate paid on borrowings decreased 99 basis points and noninterest bearing demand deposits increased from the prior year first quarter. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The first quarter 2021 net benefit recognized in the provision for credit losses of $5.7 million was $11.3 million lower than the first quarter of 2020, reflective of improvements in the economic outlook while asset quality metrics remained relatively stable. Net charge-offs were $0.4 million for the first quarter of 2021, compared to $1.6 million of net charge-offs for the first quarter of 2020. First quarter 2021 nonperforming loan ratios increased in comparison to the first quarter of 2020 largely attributable to the Company’s decision to reclassify certain loans under extended pandemic-related forbearance to nonperforming status.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $52.9 million increased $12.7 million, or 31.7%, as compared to the first quarter of 2020. Earnings per share of $0.97 for the first quarter increased $0.21 compared to the first quarter of 2020. The increase in net income and earnings per share for the quarter are primarily the result of a decrease in the provision for credit losses, an increase in net interest income and a decrease in operating expenses, offset in part by increases in income taxes and fully-diluted shares outstanding and a decrease in noninterest revenues. Operating net income of $52.9 million for the first quarter increased $12.4 million, or 30.6%, as compared to the first quarter of 2020. Operating earnings per share of $0.97 for the first quarter was up $0.20 compared to the first quarter of 2020. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $94.0 million was up $3.9 million, or 4.3%, from the comparable prior year period. The improvement resulted from an increase in interest-earning assets and a decrease in the rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liabilities.

The provision for credit losses for the first quarter decreased $11.3 million as compared to the first quarter of 2020, primarily reflective of improvements in the economic outlook.

First quarter noninterest revenues were $58.5 million, down $0.1 million, or 0.2%, from the first quarter of 2020. The decrease was a result of decreases in deposit service charges and fees, mortgage banking revenue and other banking services revenue, partially offset by increases in employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, insurance services revenue and unrealized gains and losses on equity securities.

Noninterest expenses of $93.2 million for the first quarter reflected a decrease of $0.4 million, or 0.4%, from the first quarter of 2020. Excluding acquisition-related expenses, first quarter 2021 operating expenses were $0.1 million, or 0.1%, lower as compared to the prior year first quarter. The decrease in noninterest expenses for the quarter was due to decreases in other expenses, salaries and benefits, business development and marketing, acquisition expenses, amortization of intangibles and legal and professional fees, partially offset by an increase in data processing and communications and occupancy and equipment expenses.

Income tax expense increased $2.8 million between comparable quarters due to a higher amount of pretax income partially offset by higher levels of tax benefits related to stock-based compensation activity.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2021	2020
Net interest income	$93,954	$90,054
Provision for credit losses	(5,719)	5,594
Noninterest revenues	58,531	58,622
Noninterest expenses	93,246	93,663
Income before income taxes	64,958	49,419
Income taxes	12,108	9,285
Net income	$52,850	$40,134

Diluted weighted average common shares outstanding	54,417	52,646
Diluted earnings per share	$0.97	$0.76

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $94.9 million, a $3.8 million, or 4.1%, increase from the same period last year. The increase resulted from a $2.65 billion increase in average interest-earnings assets and a 22 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 78 basis point decrease in the average yield on earning assets and a $1.48 billion increase in average interest-bearing liabilities from the first quarter of 2020. As reflected in Table 3, the favorable impacts of the volume increase in interest-earning assets of $22.9 million and the decrease in the average rate paid on interest-bearing liabilities of $4.5 million were partially offset by the unfavorable impacts of the decrease in the average yield on earning assets of $22.4 million and the volume increase in interest-bearing liabilities of $1.2 million. The net interest margin of 3.03% for the first quarter of 2021 was 62 basis points lower than the comparable period of 2020.

The lower average yield on interest earning assets for the quarter was the result of a decrease in the average yield on loans and investments. The average yield on loans for the first quarter decreased by 21 basis points compared to the first quarter of 2020 and the average yield on investments, including cash equivalents, decreased 103 basis points compared to the prior year, both of which were reflective of declines in market interest rates. The decrease in the loan yield included the favorable impact of $6.9 million in loan income on PPP loans recognized in the first quarter of 2021.

The average rate on interest-bearing liabilities decreased 22 basis points compared to the prior year quarter due to an 18 basis point decrease in the average rate paid on interest-bearing deposits driven by a decrease in the market rates for deposits and a 99 basis point decrease in the average rate paid on borrowings. The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on overnight borrowings and subordinated debt due to decreases in market interest rates, as well the redemption of certain higher rate subordinated debt instruments in the fourth quarter of 2020 and first quarter of 2021.

The first quarter average balance of investments, including cash equivalents, increased $2.17 billion as compared to the corresponding prior year period primarily due to a $1.55 billion increase in average cash equivalents due to an influx of funding from Federal stimulus programs. Investment purchases outpaced maturities, calls and principal payments during the first quarter of 2021. Average loan balances were $482.1 million greater than the prior year’s first quarter balances with growth in the business lending and home equity portfolios partially offset by decreases in the consumer indirect, consumer direct and consumer mortgage portfolios. The loan growth was primarily driven by PPP loan originations and loans acquired in the Steuben acquisition in the second quarter of 2020.

Average interest-bearing deposits increased $1.46 billion between the first quarter of 2020 and the first quarter of 2021 with growth across all product categories including interest checking, savings, money market and time deposits due primarily to an influx of Federal stimulus payments and the acquisition of Steuben in the second quarter of 2020. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), increased $15.5 million compared to the prior year quarter primarily due to an increase in customer repurchase agreements, partially offset by decreases in FHLB borrowings, subordinated debt held by unconsolidated subsidiary trusts associated with the redemption of $77.3 million of trust preferred subordinated debt held by Community Capital Trust IV during the first quarter of 2021 and subordinated notes payable associated with a $10.4 million redemption in the fourth quarter of 2020.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.1% and 24.1% in 2021 and 2020, respectively. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment fees and the accretion of acquired loan marks. Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$1,666,715	$415	0.10%	$114,660	$256	0.90%
Taxable investment securities (1)	3,239,019	14,760	1.85%	2,586,646	15,073	2.34%
Nontaxable investment securities (1)	427,687	3,511	3.33%	459,340	3,919	3.43%
Loans (net of unearned discount) (2)	7,358,848	79,882	4.40%	6,876,771	78,779	4.61%
Total interest-earning assets	12,692,269	98,568	3.15%	10,037,417	98,027	3.93%
Noninterest-earning assets	1,465,416			1,449,967
Total assets	$14,157,685			$11,487,384

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,109,082	754	0.04%	$5,668,619	2,373	0.17%
Time deposits	952,407	2,358	1.00%	929,512	3,172	1.37%
Customer repurchase agreements	272,542	237	0.35%	214,472	450	0.84%
FHLB borrowings	6,252	31	2.02%	23,777	108	1.84%
Subordinated notes payable	3,301	38	4.74%	13,786	185	5.39%
Subordinated debt held by unconsolidated subsidiary trusts	62,715	293	1.89%	77,320	653	3.40%
Total interest-bearing liabilities	8,406,299	3,711	0.18%	6,927,486	6,941	0.40%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,491,581			2,458,529
Other liabilities	193,013			199,200
Shareholders' equity	2,066,792			1,902,169
Total liabilities and shareholders' equity	$14,157,685			$11,487,384

Net interest earnings		$94,857			$91,086

Net interest spread			2.97%			3.53%
Net interest margin on interest-earning assets			3.03%			3.65%

Fully tax-equivalent adjustment		$903			$1,032

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three Months Ended March 31, 2021
	versus March 31, 2020
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Rate	Change
Interest earned on:
Cash equivalents	$575	$(416)	$159
Taxable investment securities	3,357	(3,670)	(313)
Nontaxable investment securities	(264)	(144)	(408)
Loans	5,357	(4,254)	1,103
Total interest-earning assets (2)	22,935	(22,394)	541

Interest paid on:
Interest checking, savings and money market deposits	489	(2,108)	(1,619)
Time deposits	76	(890)	(814)
Customer repurchase agreements	99	(312)	(213)
FHLB borrowings	(86)	9	(77)
Subordinated notes payable	(125)	(22)	(147)
Subordinated debt held by unconsolidated subsidiary trusts	(107)	(253)	(360)
Total interest-bearing liabilities (2)	1,259	(4,489)	(3,230)

Net interest earnings (2)	$21,543	$(17,772)	$3,771

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its second quarter 2021 net interest margin to remain below results in the comparable prior year quarter due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in 2020. In the near term, expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans will likely cause earning asset yield volatility as loans are forgiven by the U.S. Small Business Administration (“SBA”). While the Company expects to recognize the majority of its remaining first draw net deferred PPP fees totaling $3.4 million through interest income during the second quarter 2021 and the majority of its second draw net deferred PPP fees totaling $8.3 million in the third and fourth quarters of 2021, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner remains uncertain at this time.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc.). Additionally, the Company has other transactions, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000's omitted)	2021	2020
Employee benefit services	$26,533	$25,366
Deposit service charges and fees	7,781	10,273
Mortgage banking	688	916
Debit interchange and ATM fees	6,299	6,010
Insurance services	8,153	8,058
Wealth management services	8,199	7,134
Other banking revenues	854	895
Subtotal	58,507	58,652
Unrealized gain (loss) on equity securities	24	(30)
Total noninterest revenues	$58,531	$58,622

Noninterest revenues/operating revenues (FTE basis) (1)	38.4%	39.6%

(1)	For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues, excluding unrealized gains and losses on equity securities and acquired non-impaired loan accretion. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $58.5 million for the first quarter of 2021. This represents a decrease of $0.1 million, or 0.2%, for the quarter in comparison to the same 2020 timeframe. The decrease was a result of a decrease in banking noninterest revenue, partially offset by increases in employee benefit services revenue, wealth management services revenue, insurance services revenue and unrealized gains and losses on equity securities.

Banking noninterest revenue of $15.6 million for the first quarter of 2021 decreased $2.5 million, or 13.7% as compared to the corresponding prior year period. This year-over-year decrease was primarily driven by decreases in deposit service charges and fees, driven by decreases in overdraft fees, mortgage banking revenue and other banking revenue, partially offset by an increase in debit interchange and ATM fees, reflective of increased transaction activity including the addition of new deposit relationships from the Steuben acquisition.

Employee benefit services revenue increased $1.2 million, or 4.6%, as compared to the prior year first quarter primarily related to increases in employee benefit trust and custodial fees. Wealth management services revenue was up $1.1 million, or 14.9%, as compared to the prior year first quarter primarily driven by increases in investment management and trust services revenues. Insurance services revenue was up $0.1 million, or 1.2%, for the first quarter of 2021 as compared to the first quarter of 2020.

The ratio of noninterest revenues to operating revenues (FTE basis) was 38.4% for the quarter ended March 31, 2021 versus 39.6% for the equivalent period of 2020. The decrease is due to a 0.2% decrease in adjusted noninterest revenues, while net interest income (FTE basis) increased 4.1%.

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

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2021	2020
Salaries and employee benefits	$57,632	$58,251
Occupancy and equipment	11,300	10,739
Data processing and communications	12,391	10,413
Amortization of intangible assets	3,351	3,667
Legal and professional fees	3,034	3,151
Business development and marketing	2,030	2,513
Acquisition expenses	27	369
Other	3,481	4,560
Total noninterest expenses	$93,246	$93,663
Operating expenses(1)/average assets	2.57%	3.14%
Efficiency ratio(2)	59.0%	60.4%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $93.2 million for the first quarter of 2021, representing a decrease of $0.4 million, or 0.4%, from the prior year first quarter. The decrease in operating expenses was attributable to a $0.6 million, or 1.1%, decrease in salaries and employee benefits, a $1.1 million, or 23.7%, decrease in other expenses, a $0.5 million, or 19.2%, decrease in business development and marketing, a $0.3 million, or 8.6%, decrease in the amortization of intangible assets, a $0.3 million decrease in acquisition-related expenses and a $0.1 million, or 3.7%, decrease in legal and professional fees. The decreases in these expenses were partially offset by a $2.0 million, or 19.0%, increase in data processing and communications expenses and a $0.5 million, or 5.2% increase in occupancy and equipment expense. The decrease in salaries and benefits expense was driven by a decrease in retirement-related severance and medical benefit costs, offset, in part by increases in merit and incentive-related employee wages and payroll taxes. Other expenses and business development and marketing expenses were down due to the general decrease in the level of business activities as a result of the COVID-19 pandemic, including travel and entertainment. The increase in data processing and communications expenses was due to the second quarter 2020 Steuben acquisition and the Company’s implementation of new customer-facing digital technologies and back office systems during 2020. The increase in occupancy costs was driven primarily by the Steuben acquisition.

The Company’s efficiency ratio (as defined in the table above) was 59.0% for the first quarter of 2021, 1.4% favorable to the comparable quarter of 2020. This resulted from operating expenses (as described above) increasing 0.3%, while operating revenue (as described above) increased by 2.7%. Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 57 basis points versus the prior year first quarter. First quarter operating expenses (as defined above) increased 0.3% year-over-year, while average assets increased 23.2% in large part due to stimulus-related deposit inflows.

Income Taxes

The first quarter 2021 effective income tax rate was 18.6%, compared to 18.8% for the first quarter of 2020. The decrease in the rate is primarily attributable to a higher level of benefit derived from stock based compensation activity in the first quarter of 2021. The Company recorded a $1.8 million and $1.0 million reduction in income tax expense associated with stock-based compensation tax benefits for the first quarter of 2021 and 2020, respectively. The effective tax rates excluding the stock-based compensation tax benefits were 21.4% for the first quarter of 2021 and 20.9% for the first quarter of 2020, reflective of a lower proportion of tax-exempt income generation in the first quarter of 2021.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $3.84 billion at the end of the first quarter, an increase of $241.2 million, or 6.7%, from December 31, 2020 and $651.1 million, or 20.4%, higher than March 31, 2020. The carrying value of cash equivalents was $2.00 billion at the end of the first quarter, an increase of $532.5 million, or 36.3%, from December 31, 2020 and $1.66 billion higher than March 31, 2020. The book value (excluding unrealized gains and losses) of investment securities increased $468.6 million from December 31, 2020 and increased $913.7 million from March 31, 2020. During the first quarter of 2021, the Company purchased $479.3 million of U.S. Treasury and agency securities with an average yield of 1.43% and $67.4 million of government agency mortgage-backed securities with an average yield of 1.71%. These additions were offset by proceeds of $80.5 million from investment maturities, calls, and principal payments during the first three months of 2021. Additionally, there was $2.4 million of net accretion on investment securities during the first quarter of 2021.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2021, the portfolio had a $106.3 million net unrealized loss, a decrease of $227.4 million from the $121.1 million net unrealized gain at December 31, 2020 and a $262.6 million decrease from the $156.3 million net unrealized gain at March 31, 2020. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

Table 6: Investment Securities

	March 31, 2021		December 31, 2020		March 31, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,892,001	$2,756,258	$2,423,236	$2,501,382	$2,016,500	$2,139,079
Obligations of state and political subdivisions	430,447	450,171	451,028	475,660	485,755	501,708
Government agency mortgage-backed securities	537,317	544,986	506,540	522,638	433,129	448,248
Corporate debt securities	3,000	3,082	4,499	4,635	2,512	2,508
Government agency collateralized mortgage obligations	35,939	36,894	42,476	43,577	48,681	50,339
Total available-for-sale portfolio	3,898,704	3,791,391	3,427,779	3,547,892	2,986,577	3,141,882

Equity and other Securities:
Equity securities, at fair value	251	469	251	445	251	421
Federal Home Loan Bank common stock	7,410	7,410	7,468	7,468	6,857	6,857
Federal Reserve Bank common stock	33,916	33,916	33,916	33,916	30,922	30,922
Other equity securities, at adjusted cost	2,561	3,311	4,876	5,626	4,549	5,299
Total equity and other securities	44,138	45,106	46,511	47,455	42,579	43,499

Total investments	$3,942,842	$3,836,497	$3,474,290	$3,595,347	$3,029,156	$3,185,381

Loans

As shown in Table 7, loans ended the first quarter at $7.37 billion, up $502.2 million, or 7.3%, from one year earlier and down $47.6 million, or 0.6%, from the end of 2020. The growth during the last twelve months was attributable to the acquisition of $339.7 million of Steuben loans in the second quarter of 2020 and the $399.2 million net increase in PPP loans between the periods. The decrease in loans during the first three months of 2021 occurred primarily in the business lending portfolio, reflective of a net decline in PPP loans, along with lesser decreases in the home equity and consumer direct portfolios, while the consumer mortgage and consumer indirect portfolios increased.

Table 7: Loans

(000's omitted)	March 31, 2021		December 31, 2020		March 31, 2020
Business lending	$3,391,786	46.0%	$3,440,077	46.4%	$2,789,130	40.6%
Consumer mortgage	2,409,373	32.7%	2,401,499	32.4%	2,424,656	35.3%
Consumer indirect	1,029,335	14.0%	1,021,885	13.8%	1,087,879	15.9%
Consumer direct	142,425	1.9%	152,657	2.0%	177,844	2.6%
Home equity	395,408	5.4%	399,834	5.4%	386,583	5.6%
Total loans	$7,368,327	100.0%	$7,415,952	100.0%	$6,866,092	100.0%

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing. The business lending portfolio increased $602.7 million, or 21.6%, from March 31, 2020, primarily driven by a $399.2 million net increase in PPP loans and the acquisition of $253.5 million of business lending loans from Steuben in the second quarter of 2020. The portfolio decreased $48.3 million, or 1.4%, from December 31, 2020, due primarily to a $62.6 million net decrease in PPP loans between the periods. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA, including lending pursuant to the 2020 Coronavirus Aid, Relief, and Security Act’s (“CARES Act”), now known as first draw loans. In addition, the Company participated in the 2021 Consolidated Appropriations Act’s (“CAA”) PPP loan program, now known as second draw loans. As of March 31, 2021, the Company’s business lending portfolio included 874 first draw PPP loans with a total balance of $219.4 million and 1,819 second draw PPP loans with a total balance of $191.5 million. This compares to 3,417 first draw PPP loans with a total balance of $470.7 million at the end of the fourth quarter of 2020.

Consumer mortgages decreased $15.3 million, or 0.6%, from one year ago, net of $26.7 million of consumer mortgages acquired from Steuben in the second quarter of 2020, and increased $7.9 million from December 31, 2020. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. During 2020, the Company sold $79.7 million of its secondary market eligible consumer mortgages as market interest rates dropped and secondary market premiums increased, which drove the decrease in outstanding balances between the comparable annual periods. Due to a change in its strategy, the Company is currently holding almost all of its new consumer mortgage production in portfolio. Home equity loans increased $8.8 million, or 2.3%, from one year ago, including $39.6 million of home equity loans acquired from Steuben in the second quarter of 2020, and decreased $4.4 million, or 1.1%, from December 31, 2020. The Company continues to experience paydowns in its home equity portfolio due in part to balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $94.0 million, or 7.4%, from one year ago, net of $19.9 million of consumer installment loans acquired from Steuben in the second quarter of 2020, and decreased $2.8 million, or 0.2%, from December 31, 2020. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances for the rest of 2021 remains uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first draw PPP loans continue to be forgiven by the SBA and second draw PPP loans begin to be forgiven by the SBA. The Company anticipates assisting the remainder of the Company’s first draw PPP borrowers with forgiveness requests during the second quarter of 2021 and the majority of the Company’s second draw PPP borrowers with forgiveness requests beginning in the third quarter of 2021. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand are uncertain at this time.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2021 and 2020 and December 31, 2020.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(000’s omitted)	2021	2020	2020
Nonaccrual loans
Business lending	$54,930	$55,709	$4,394
Consumer mortgage	15,836	14,970	12,674
Consumer indirect	0	1	0
Consumer direct	2	3	52
Home equity	2,542	2,246	1,926
Total nonaccrual loans	73,310	72,929	19,046
Accruing loans 90+ days delinquent
Business lending	88	59	10,111
Consumer mortgage	1,688	3,051	1,821
Consumer indirect	115	219	418
Consumer direct	16	28	62
Home equity	245	565	324
Total accruing loans 90+ days delinquent	2,152	3,922	12,736
Nonperforming loans
Business lending	55,018	55,768	14,505
Consumer mortgage	17,524	18,021	14,495
Consumer indirect	115	220	418
Consumer direct	18	31	114
Home equity	2,787	2,811	2,250
Total nonperforming loans	75,462	76,851	31,782
Other real estate owned (OREO)	824	883	1,469
Total nonperforming assets	$76,286	$77,734	$33,251

Nonperforming loans / total loans	1.02%	1.04%	0.46%
Nonperforming assets / total loans and other real estate	1.04%	1.05%	0.48%
Delinquent loans (30 days old to nonaccruing) to total loans	1.29%	1.50%	1.11%
Net charge-offs to average loans outstanding (quarterly)	0.02%	0.07%	0.09%
Provision for credit losses to net charge-offs (quarterly)	(1,503)%	(246)%	361%

As displayed in Table 8, nonperforming assets at March 31, 2021 were $76.3 million. This represents a $1.4 million decrease as compared to the level at the end of 2020 and a $43.0 million increase as compared to one year earlier. Nonperforming loans decreased $1.4 million from year-end 2020 and increased $43.7 million from March 31, 2020. Nonperforming loans were 1.02% of total loans outstanding at the end of the first quarter, two basis points lower than the level at December 31, 2020 and 56 basis points higher than the level at March 31, 2020.

With respect to the Company’s lending activities, the Company continues to consider customer forbearance requests to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, but such requests diminished significantly in the first quarter of 2021. As of March 31, 2021, the Company had 47 borrowers in forbearance due to COVID-19 related financial hardship, representing $75.6 million in outstanding loan balances, or 1.0% of total loans outstanding. This compares to 74 borrowers and $66.5 million in loans outstanding in forbearance at December 31, 2020. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status.

The increase in nonperforming assets and loans over the prior year was primarily driven by the Company’s decision to reclassify loans under extended pandemic-related forbearance to nonperforming status. More specifically, during the fourth quarter of 2020, several commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, requested extended loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing. Although the Company’s management granted these forbearance requests, it also reclassified the majority of these loan relationships from accruing to nonaccrual status, unless the borrower clearly demonstrated current repayment capacity or sufficient cash reserves to service their pre-forbearance payment obligations.

Other real estate owned (“OREO”) at March 31, 2021 was $0.8 million. This compares to $0.9 million at December 31, 2020 and $1.5 million as of March 31, 2020. At March 31, 2021, OREO consisted of four residential properties with a total value of $0.2 million and one commercial property with a value of $0.6 million. This compares to five residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million at December 31, 2020, and 18 residential properties with a total value of $1.2 million and two commercial properties with a value of $0.3 million at March 31, 2020.

Approximately 73% of the nonperforming loans at March 31, 2021 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans increased from the prior year due to the continued pandemic-related financial hardship experienced by certain borrowers. During the fourth quarter of 2020, several borrowers that operate in the hospitality, travel and entertainment industries requested extended forbearance agreements to mitigate the ongoing cash flow challenges of their businesses. Although the Company continued to accommodate reasonable forbearance requests for these borrowers, the Company determined that loans subject to a third forbearance would be classified as nonaccrual unless the borrower could demonstrate current cash flows or payment reserves to service their pre-forbearance payment obligations. Approximately 23% of nonperforming loans at March 31, 2021 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. Economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions, and state government shutdowns of business activities, as well as COVID-19 related delays in foreclosure processes have caused a modest increase in nonperforming loans in the consumer mortgage portfolio as compared to one year earlier. The Company will continue to closely monitor the impact that economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses. The remaining 4% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 73% at the end of the first quarter, as compared to 79% at year-end 2020 and 175% at March 31, 2020. The decrease in this ratio between the annual quarterly periods was primarily driven by the increase in nonperforming business loans as mentioned previously.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.29% at the end of the first quarter, 21 basis points below the 1.50% at year-end 2020 and 18 basis points above the 1.11% at March 31, 2020. The business lending delinquency ratio at the end of the first quarter was three basis points below the level at December 31, 2020 and 74 basis points above the level at March 31, 2020, largely attributable to the aforementioned pandemic-related hardship experienced by certain loan customers. The delinquency rates for the consumer mortgage, consumer indirect, consumer direct and home equity portfolios all decreased as compared to the levels at December 31, 2020 and March 31, 2020. The Company believes the decreases in consumer delinquent loan levels was supported by the extraordinary Federal and State Government financial assistance that has been provided to consumers throughout the pandemic.

Prediction of future delinquency and credit loss performance is extremely difficult given the uncertainties centering around the evolution of the virus, the efficacy of vaccination programs, the related pace of the full resumption of business activities and the trajectory of the economic recovery as government assistance programs are phased out. Due to the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention and economic conditions return to a more normalized state.

Table 9: Allowance for Credit Losses Activity

	Three Months Ended
	March 31,
(000’s omitted)	2021	2020
Allowance for credit losses at beginning of period	$60,869	$49,911
Impact of adopting ASC 326	0	1,357
Charge-offs:
Business lending	51	176
Consumer mortgage	100	186
Consumer indirect	1,399	2,079
Consumer direct	318	533
Home equity	98	73
Total charge-offs	1,966	3,047
Recoveries:
Business lending	94	138
Consumer mortgage	10	8
Consumer indirect	1,246	1,163
Consumer direct	231	182
Home equity	4	6
Total recoveries	1,585	1,497

Net charge-offs	381	1,550
Provision for credit losses related to loans	(5,419)	5,934
Allowance for credit losses at end of period	$55,069	$55,652

Liabilities for off-balance-sheet credit exposures at beginning of period	$1,489	$0
Impact of adopting ASC 326	0	1,185
Provision for credit losses related to off-balance sheet credit exposures	(300)	(340)
Liabilities for off-balance-sheet credit exposures at end of period	$1,189	$845
Allowance for credit losses / total loans	0.75%	0.81%
Allowance for credit losses / nonperforming loans	73%	175%
Net charge-offs (annualized) to average loans outstanding:
Business lending	(0.01)%	0.01%
Consumer mortgage	0.02%	0.03%
Consumer indirect	0.06%	0.33%
Consumer direct	0.22%	0.76%
Home equity	0.10%	0.07%
Total loans	0.02%	0.09%

As displayed in Table 9, net charge-offs during the first quarter of 2021 were $0.4 million, $1.2 million lower than the first quarter of 2020. The consumer indirect, consumer direct, consumer mortgage and business lending portfolios experienced lower net charge-offs during the first quarter of 2021, as compared to the first quarter of 2020, while the home equity portfolio experienced slightly higher net charge-offs than the prior period. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2021 was 0.02%, seven basis points lower than the first quarter of 2020. Net charge-off ratios for the first quarter of 2021 for the consumer indirect, consumer direct, consumer mortgage and business lending portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratios for the home equity portfolio was above the Company’s average for the trailing eight quarters. The Company believes the very low amount of net charge-offs recorded in the first quarter is reflective of the extraordinary Federal and State Government financial support provided to consumers throughout the COVID-19 pandemic along with financial support provided to businesses in the form of PPP loans and forbearance programs.

The Company recorded a $5.7 million net benefit in the provision for credit losses in the first quarter, including a $0.3 million reversal of credit loss expense related to off-balance sheet credit exposures. The first quarter provision for credit losses was $11.3 million lower than the equivalent prior year period’s provision for credit losses of $5.6 million. The allowance for credit losses of $55.1 million as of March 31, 2021 decreased $0.6 million from the level one year ago. During the first quarter of 2020, economic forecasts distinctly and profoundly changed from stable at the beginning of the quarter to severely adverse at the end of the quarter due to the onset of the COVID-19 pandemic resulting in a significant increase in expected life of loan losses. Conversely, during the first quarter of 2021, economic forecasts improved significantly driving expected life of loan losses down, resulting in the recording of a net benefit in the provision for credit losses and an allowance for credit losses to total loans ratio of 0.75% at March 31, 2021, six basis points lower than the level at March 31, 2020 and seven basis points lower than the level at December 31, 2020. In addition, the Company recorded only 0.07% of net charge-offs in 2020, which lowered average annual historic losses and, in turn, future loan loss projections. The Company does not anticipate recording similarly large net benefits in the provision for credit losses in future periods.

Refer to Note E: Loans of the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2021, the purchase discount related to the $1.28 billion of remaining non-purchased credit deteriorated loan balances acquired from Steuben Trust Company in 2020, the National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $10.9 million, or 0.85% of that portfolio.

Deposits

As shown in Table 10, average deposits of $11.55 billion in the first quarter were $2.50 billion, or 27.6%, higher than the first quarter of 2020, primarily due to large inflows of government stimulus-related deposit funding and the Steuben acquisition in the second quarter of 2020. The Company acquired $516.3 million of deposits from the Steuben acquisition, including $96.5 million of time deposits and $419.8 million of non-time deposits. Total average deposit balances increased $343.2 million, or 3.1%, from the fourth quarter of last year, due to continued net inflows of deposits. The mix of average deposit balances changed as the weighting of non-time deposits (noninterest checking, interest checking, savings and money markets) has increased slightly from the prior year levels. Conversely, the proportion of time deposits decreased over the past 12 months. The quarterly average cost of deposits was 0.11% for the first quarter of 2021, compared to 0.25% in the first quarter of 2020, reflective of the decrease in the average interest rate on interest bearing deposits due to declines in market rates and the impact of aforementioned change in deposit mix. The Company continues to focus on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2021 increased $262.9 million, or 2.7%, versus the fourth quarter of 2020 and increased $2.15 billion, or 26.9%, versus the year-earlier period. Average public fund deposits for the first quarter increased $80.2 million, or 6.0%, from the fourth quarter of 2020 due to seasonal taxing receipt timing and increased $346.4 million, or 32.5%, from the first quarter of 2020. Public fund deposits as a percentage of total deposits increased from 11.8% in the first quarter of 2020 to 12.2% in the first quarter of 2021.

Table 10: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2021	2020	2020
Noninterest checking deposits	$3,491,581	$3,356,156	$2,458,529
Interest checking deposits	2,962,038	2,791,708	2,189,060
Savings deposits	2,018,887	1,916,715	1,550,663
Money market deposits	2,128,157	2,209,455	1,928,896
Time deposits	952,407	935,886	929,512
Total deposits	$11,553,070	$11,209,920	$9,056,660

Nonpublic fund deposits	$10,141,931	$9,878,990	$7,991,934
Public fund deposits	1,411,139	1,330,930	1,064,726
Total deposits	$11,553,070	$11,209,920	$9,056,660

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2021 totaled $9.3 million. This was $78.0 million, or 89.4%, lower than borrowings at December 31, 2020 and $85.6 million, or 90.2%, below the end of the first quarter of 2020. The decrease from the prior year first quarter was primarily due to the redemption of the trust preferred subordinated debt held by Community Capital Trust IV (“CCT IV”), an unconsolidated subsidiary trust, during the first quarter of 2021 and the redemption of certain subordinated notes payable acquired from the Kinderhook acquisition during the fourth quarter of 2020, partially offset by other FHLB borrowings assumed with the Steuben acquisition during the second quarter of 2020. The decrease from the fourth quarter of 2020 was primarily related to the aforementioned redemption of the trust preferred subordinated debt held by CCT IV and a slight decrease in other FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $257.8 million at the end of the first quarter of 2021, a decrease of $26.2 million from December 31, 2020 and $52.8 million higher than March 31, 2020.

Shareholders’ Equity

Total shareholders’ equity of $1.97 billion at the end of the first quarter of 2021 represents a decrease of $132.7 million from the balance at December 31, 2020. The decrease was driven by $172.0 million of other comprehensive loss, net of tax, and dividends declared of $22.5 million, partially offset by net income of $52.8 million, net activity under the Company’s employee stock plan of $7.3 million, and $1.7 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $172.7 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as market interest rates increased between the periods, partially offset by a positive $0.7 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $5.2 million, as a decrease in the market value adjustment on investments and dividends declared more than offset net income, the issuance of common stock in association with the employee stock plan, the Company’s benefit plans and the Steuben acquisition, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.63% at the end of the first quarter, down 53 basis points from year-end 2020 and 147 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2020 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, decreasing 2.5%, primarily from the redemption of $75.0 million of junior subordinated debt partially offset by net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 2.9%, primarily due to continued inflows of customer deposits as a result of government stimulus payments and the decrease in the after-tax market value adjustment on the available-for-sale investment portfolio. The Tier 1 leverage ratio decreased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 8.7% primarily due to the common equity issued in the Steuben acquisition and net earnings retention, while average assets excluding intangibles and the market value adjustment, increased 25.3% primarily due to the high levels of customer deposit inflows from government stimulus and assets acquired in the Steuben acquisition. The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.48% decreased 144 basis points from December 31, 2020 and decreased 230 basis points versus March 31, 2020 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity ratio over the past 12 months was due to a 25.4% increase in tangible assets levels primarily driven by the organic asset growth generated from the significant deposit inflow noted previously while tangible equity decreased 1.3% as a result of the decline in the after-tax market value adjustment on the available-for-sale investment portfolio more than offsetting the common equity issued in the Steuben acquisition and net earnings retention.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2021 was 42.6%, compared to 53.2% for the first quarter of 2020. First quarter dividends declared increased 2.4% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.41 to $0.42 in August 2020, while net income increased 31.7% over the prior year period. The 2020 dividend increase marked the Company’s 28th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding increased 3.5% over the last twelve months, primarily related to shares issued in the Steuben acquisition.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2021.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At March 31, 2021, the Bank had $2.15 billion of cash and cash equivalents of which $2.00 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.66 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $247.9 million of funding availability at the Federal Reserve Bank’s discount window. Additionally, the Company has $1.68 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of March 31, 2021, this ratio was 22.5% for 30-days and 22.0% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of March 31, 2021, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2021 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of a decline in housing prices, higher unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations;  (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (13) changes in consumer spending, borrowing and savings habits;  (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations;  (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (19) the ability to maintain and increase market share and control expenses;  (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19;  (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive.  For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2020. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000's omitted)	2021	2020
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$52,850	$40,134
Income taxes	12,108	9,285
Income before income taxes	64,958	49,419
Provision for credit losses	(5,719)	5,594
Pre-tax, pre-provision net revenue (non-GAAP)	59,239	55,013
Acquisition expenses	27	369
Unrealized (gain) loss on equity securities	(24)	30
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$59,242	$55,412

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.97	$0.76
Income taxes	0.22	0.18
Income before income taxes	1.19	0.94
Provision for credit losses	(0.10)	0.10
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.09	1.04
Acquisition expenses	0.00	0.01
Unrealized (gain) loss on equity securities	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.09	$1.05

Net income
Net income (GAAP)	$52,850	$40,134
Acquisition expenses	27	369
Tax effect of acquisition expenses	(5)	(69)
Subtotal (non-GAAP)	52,872	40,434
Unrealized (gain)loss on equity securities	(24)	30
Tax effect of unrealized (gain)loss on equity securities	4	(6)
Operating net income (non-GAAP)	52,852	40,458
Amortization of intangibles	3,351	3,667
Tax effect of amortization of intangibles	(625)	(689)
Subtotal (non-GAAP)	55,578	43,436
Acquired non-impaired loan accretion	(1,102)	(1,465)
Tax effect of acquired non-impaired loan accretion	205	275
Adjusted net income (non-GAAP)	$54,681	$42,246

	Three Months Ended
	March 31,
(000's omitted)	2021	2020
Income statement data (continued)
Return on average assets
Adjusted net income (non-GAAP)	$54,681	$42,246
Average total assets	14,157,685	11,487,384
Adjusted return on average assets (non-GAAP)	1.57%	1.48%

Return on average equity
Adjusted net income (non-GAAP)	$54,681	$42,246
Average total equity	2,066,792	1,902,169
Adjusted return on average equity (non-GAAP)	10.73%	8.93%

Earnings per common share
Diluted earnings per share (GAAP)	$0.97	$0.76
Acquisition expenses	0.00	0.01
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.97	0.77
Unrealized (gain)loss on equity securities	0.00	0.00
Tax effect of unrealized (gain)loss on equity securities	0.00	0.00
Operating earnings per share (non-GAAP)	0.97	0.77
Amortization of intangibles	0.06	0.07
Tax effect of amortization of intangibles	(0.01)	(0.01)
Subtotal (non-GAAP)	1.02	0.83
Acquired non-impaired loan accretion	(0.02)	(0.03)
Tax effect of acquired non-impaired loan accretion	0.00	0.00
Diluted adjusted net earnings per share (non-GAAP)	$1.00	$0.80

Noninterest operating expenses
Noninterest expenses (GAAP)	$93,246	$93,663
Amortization of intangibles	(3,351)	(3,667)
Acquisition expenses	(27)	(369)
Total adjusted noninterest expenses (non-GAAP)	$89,868	$89,627

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$89,868	$89,627
Fully tax-equivalent net interest income	94,857	91,086
Noninterest revenues	58,531	58,622
Acquired non-impaired loan accretion	(1,102)	(1,465)
Unrealized (gain)loss on equity securities	(24)	30
Operating revenues (non-GAAP) - denominator	$152,262	$148,273
Efficiency ratio (non-GAAP)	59.0%	60.4%

	March 31,	December 31,	March 31,
(000's omitted)	2021	2020	2020
Income statement data (continued)
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$14,620,181	$13,931,094	$11,808,983
Intangible assets	(843,045)	(846,648)	(832,919)
Deferred taxes on intangible assets	44,105	44,370	44,494
Total tangible assets (non-GAAP)	13,821,241	13,128,816	11,020,558

Total common equity
Shareholders' Equity (GAAP)	1,971,397	2,104,107	1,976,631
Intangible assets	(843,045)	(846,648)	(832,919)
Deferred taxes on intangible assets	44,105	44,370	44,494
Total tangible common equity (non-GAAP)	1,172,457	1,301,829	1,188,206

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,172,457	$1,301,829	$1,188,206
Total tangible assets (non-GAAP) - denominator	$13,821,241	$13,128,816	$11,020,558
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.48%	9.92%	10.78%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 87% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipal and corporate bonds account for 12% of the total portfolio, of which, 98% carry a minimum rating of A-. The remaining 1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using March 31, 2021 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 0.5% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.3% over the next twelve months.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that all of the remaining PPP loans originated during 2020 will be forgiven and full repayment of the balances would occur over the next 12 months. The PPP loans originated in 2021 under the “Second Draw” are generally projected to be repaid over the next 18 months. All other loan balances, are generally projected to increase modestly throughout the forecast period.

●	As of March 31, 2021 cash equivalents were nearly $2.0 billion. The model assumes approximately 50% of the excess cash and cash flows from investment contractual maturities and prepayments are to be invested in long-term securities and remainder staying in cash equivalents.

●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to levels experienced during the 3rd quarter of 2020 as a result of COVID-19.

Net Interest Income Sensitivity Model

Calculated annualized increase (decrease)
in projected net interest
income at March 31, 2021
Interest rate scenario	(000’s omitted)
+200 basis points	$14,319
+100 basis points	$4,795
-100 basis points	$(4,610)

Projected net interest income (NII) over the 12-month forecast period increases in the rising rate environments largely due to higher rates earned on significant levels of cash equivalents, investment purchases, and assumed higher rates on new loans, including variable and adjustable rate loans. These increases are partially offset by anticipated increases in deposit and borrowing costs. Over the longer time period, the growth in NII continues to improve in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

In the -100 basis points scenario, the Company shows interest rate risk exposure to lower short term rates. During the first twelve months, net interest income declines largely due to lower assumed rates on investment purchases and new loans, including adjustable and variable rate assets. Modestly lower funding costs associated with deposits and borrowings only partially offset the decrease in interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1, including a litigation related accrual for $3.0 million in 2020. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2021:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2021	1,012	$67.02	0	2,680,000
February 1-28, 2021	0	0.00	0	2,680,000
March 1-31, 2021	0	0.00	0	2,680,000
Total (1)	1,012	$67.02

(1)	Included in the common shares repurchased were 1,012 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description
10.1

Employment Agreement, dated January 4, 2021, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (1)

10.2

Employment Agreement, dated January 4, 2021, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph E. Sutaris. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (1)

10.3	Employment Agreement, dated December 29, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph J. Lemchak. (1)(2)
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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (2)
(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: May 10, 2021	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: May 10, 2021	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer