Form 10-Q
period 2021-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2021-08-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,918,062 shares of Common Stock, $1.00 par value per share, were outstanding on July 31, 2021.

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$2,205,926	$1,645,805
Available-for-sale investment securities (cost of $4,039,978 and $3,427,779, respectively)	4,012,739	3,547,892
Equity and other securities (cost of $43,955 and $46,511, respectively)	44,923	47,455
Loans held for sale, at fair value	1,340	1,622
Loans	7,244,147	7,415,952
Allowance for credit losses	(51,750)	(60,869)
Net loans	7,192,397	7,355,083

Goodwill, net	794,892	793,708
Core deposit intangibles, net	11,267	13,831
Other intangibles, net	36,513	39,109
Intangible assets, net	842,672	846,648

Premises and equipment, net	161,007	165,655
Accrued interest and fees receivable	36,954	39,031
Other assets	303,329	281,903

Total assets	$14,801,287	$13,931,094

Liabilities:
Noninterest-bearing deposits	$3,729,355	$3,361,768
Interest-bearing deposits	8,609,670	7,863,206
Total deposits	12,339,025	11,224,974

Securities sold under agreement to repurchase, short-term	194,887	284,008
Other Federal Home Loan Bank borrowings	2,936	6,658
Subordinated notes payable	3,290	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Accrued interest and other liabilities	200,049	230,724
Total liabilities	12,740,187	11,826,987

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,063,867 and 53,754,599 shares issued, respectively	54,064	53,755
Additional paid-in capital	1,037,088	1,025,163
Retained earnings	1,015,742	960,183
Accumulated other comprehensive (loss) income	(48,400)	62,077
Treasury stock, at cost (145,172 shares, including 145,157 shares held by deferred compensation arrangements at June 30, 2021 and 161,472 shares including 161,457 shares held by deferred compensation arrangements at December 31, 2020, respectively)	(5,632)	(6,198)
Deferred compensation arrangements (145,157 and 161,457 shares, respectively)	8,238	9,127
Total shareholders’ equity	2,061,100	2,104,107

Total liabilities and shareholders’ equity	$14,801,287	$13,931,094

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$75,907	$78,720	$155,621	$157,285
Interest and dividends on taxable investments	16,789	15,423	31,964	30,752
Interest and dividends on nontaxable investments	2,664	3,049	5,440	6,150
Total interest income	95,360	97,192	193,025	194,187

Interest expense:
Interest on deposits	2,963	4,173	6,075	9,718
Interest on borrowings	253	430	521	988
Interest on subordinated notes payable	39	184	77	369
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	454	293	1,107
Total interest expense	3,255	5,241	6,966	12,182

Net interest income	92,105	91,951	186,059	182,005
Provision for credit losses	(4,338)	9,774	(10,057)	15,368
Net interest income after provision for credit losses	96,443	82,177	196,116	166,637

Noninterest revenues:
Deposit service fees	14,236	12,179	28,316	28,462
Mortgage banking	331	1,375	1,019	2,291
Other banking services	980	755	1,834	1,650
Employee benefit services	27,477	24,068	54,010	49,434
Insurance services	8,209	8,183	16,362	16,241
Wealth management services	8,227	6,366	16,426	13,500
Unrealized gain (loss) on equity securities	0	12	24	(18)
Total noninterest revenues	59,460	52,938	117,991	111,560

Noninterest expenses:
Salaries and employee benefits	57,892	54,721	115,524	112,972
Occupancy and equipment	10,270	9,754	21,570	20,493
Data processing and communications	12,766	10,833	25,157	21,246
Amortization of intangible assets	3,246	3,524	6,597	7,191
Legal and professional fees	2,499	3,061	5,533	6,212
Business development and marketing	2,659	1,504	4,689	4,017
Acquisition expenses	4	3,372	31	3,741
Other expenses	4,207	4,134	7,688	8,694
Total noninterest expenses	93,543	90,903	186,789	184,566

Income before income taxes	62,360	44,212	127,318	93,631
Income taxes	14,416	8,964	26,524	18,249
Net income	$47,944	$35,248	$100,794	$75,382

Basic earnings per share	$0.89	$0.67	$1.86	$1.44
Diluted earnings per share	$0.88	$0.66	$1.85	$1.43

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$911	$820	$1,822	$1,640
Tax effect	(219)	(197)	(438)	(394)
Amortization of actuarial losses included in net periodic pension cost, net	692	623	1,384	1,246
Amortization of prior service cost included in net periodic pension cost, gross	50	16	100	31
Tax effect	(12)	(4)	(24)	(7)
Amortization of prior service cost included in net periodic pension cost, net	38	12	76	24
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	730	635	1,460	1,270

Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period, gross	80,074	7,832	(147,353)	130,260
Tax effect	(19,247)	(1,880)	35,416	(31,273)
Net unrealized holding gains (losses) arising during period, net	60,827	5,952	(111,937)	98,987
Other comprehensive income (loss) related to unrealized gains (losses) on available-for-sale securities, net of taxes	60,827	5,952	(111,937)	98,987
Other comprehensive income (loss), net of tax	61,557	6,587	(110,477)	100,257
Net income	47,944	35,248	100,794	75,382
Comprehensive income (loss)	$109,501	$41,835	$(9,683)	$175,639

	As of
	June 30,	December 31,
	2021	2020
Accumulated Other Comprehensive (Loss) Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(36,345)	$(38,267)
Tax effect	8,932	9,394
Net unrealized (loss) for pension and other post-retirement obligations	(27,413)	(28,873)

Unrealized (loss) gain on available-for-sale securities	(27,239)	120,114
Tax effect	6,252	(29,164)
Net unrealized (loss) gain on available-for-sale securities	(20,987)	90,950

Accumulated other comprehensive (loss) income	$(48,400)	$62,077

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2021 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at March 31, 2021	53,874,979	$54,019	$1,034,225	$990,504	$(109,957)	$(5,572)	$8,178	$1,971,397

Net income				47,944				47,944

Other comprehensive income, net of tax					61,557			61,557

Dividends declared:
Common, $0.42 per share				(22,706)				(22,706)

Common stock activity under employee stock plans	44,493	45	1,295					1,340

Stock-based compensation			1,568					1,568

Treasury stock issued to benefit plans, net	(777)					(60)	60	0

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

Balance at March 31, 2020	52,031,092	$52,190	$935,924	$902,148	$83,444	$(6,005)	$8,930	$1,976,631

Net income				35,248				35,248

Other comprehensive income, net of tax					6,587			6,587

Dividends declared:
Common, $0.41 per share				(22,004)				(22,004)

Common stock activity under employee stock plans	118,968	119	6,505					6,624

Stock-based compensation			1,281					1,281

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Treasury stock issued to benefit plans, net	897		2			(61)	65	6

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$915,392	$90,031	$(6,066)	$8,995	$2,081,315

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2021 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Arrangements	Total

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				100,794				100,794

Other comprehensive loss, net of tax					(110,477)			(110,477)

Cash dividends declared:
Common, $0.84 per share				(45,235)				(45,235)

Common stock activity under
employee stock plans	309,268	309	8,360					8,669

Stock-based compensation			3,242					3,242

Distribution of stock under deferred
compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock issued to benefit plans, net	(1,789)					(128)	128	0

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				75,382				75,382

Other comprehensive income, net of tax					100,257			100,257

Cumulative effect of change in accounting Principle - Current Expected Credit Losses				530				530

Cash dividends declared:
Common, $0.82 per share				(43,371)				(43,371)

Common stock activity under
employee stock plans	333,556	334	12,689					13,023

Stock-based compensation			3,233					3,233

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Distribution of stock under deferred
compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	981		38			(92)	139	85

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$915,392	$90,031	$(6,066)	$8,995	$2,081,315

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$100,794	$75,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,014	7,995
Amortization of intangible assets	6,597	7,191
Net accretion on securities, loans and borrowings	(11,729)	(5,902)
Stock-based compensation	3,242	3,233
Provision for credit losses	(10,057)	15,368
Amortization of mortgage servicing rights	269	166
Unrealized (gain) loss on equity securities	(24)	18
Income from bank-owned life insurance policies	(981)	(866)
Net gain on sale of loans and other assets	(463)	(529)
Change in other assets and other liabilities	(7,585)	(6,701)
Net cash provided by operating activities	88,077	95,355
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	151,994	130,739
Proceeds from maturities and redemptions of equity and other investment securities	2,648	406
Purchases of available-for-sale investment securities	(759,022)	(65,211)
Purchases of equity and other securities	(92)	(24)
Net decrease (increase) in loans	179,167	(296,873)
Cash (paid) received for acquisitions, net of cash acquired of $0 and $55,973, respectively	(2,900)	34,360
Purchases of premises and equipment, net	(5,689)	(4,641)
Real estate tax credit investments	(320)	(550)
Net cash used in investing activities	(434,214)	(201,794)
Financing activities:
Net increase in deposits	1,114,051	1,335,437
Net decrease in borrowings	(92,843)	(83,563)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(77,320)	0
Issuance of common stock	8,669	13,023
Purchases of treasury stock	(128)	(139)
Sales of treasury stock	0	85
Increase in deferred compensation arrangements	128	139
Cash dividends paid	(45,162)	(42,609)
Withholding taxes paid on share-based compensation	(1,137)	(1,084)
Net cash provided by financing activities	906,258	1,221,289
Change in cash and cash equivalents	560,121	1,114,850
Cash and cash equivalents at beginning of period	1,645,805	205,030
Cash and cash equivalents at end of period	$2,205,926	$1,319,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,644	$12,336
Cash paid for income taxes	22,482	10,459

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	22,768	22,104
Transfers from loans to other real estate	120	990

Acquisitions:
Common stock issued	0	76,942
Fair value of assets acquired, excluding acquired cash and intangibles	199	549,983
Fair value of liabilities assumed	174	530,767

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2021 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021.

NOTE B: ACQUISITIONS

Subsequent Events

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc., completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) for $15.3 million in cash, excluding contingent consideration valued up to $2.7 million. The Company expects to incur certain one-time, transaction-related costs in the third quarter of 2021 in connection with the FBD acquisition, and the effects of the acquisition will be reflected in the third quarter consolidated financial statements.

On August 2, 2021, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts marketplace, for $11.6 million in cash, excluding contingent consideration valued up to $3.4 million. The Company expects to incur certain one-time, transaction-related costs in the third quarter of 2021 in connection with the TGA acquisition, and the effects of the acquisition will be reflected in the third quarter consolidated financial statements.

Current and Prior Period Acquisitions

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of NuVantage Insurance Corp. ("NuVantage"), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.5 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it had already operated. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $3.3 million and $6.5 million, and direct expenses, which may not include certain shared expenses, of approximately $1.2 million and $2.5 million from Steuben were included in the consolidated income statement for the three and six months ended June 30, 2021. The Company incurred certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. Through the second quarter of 2021, the carrying amount of other liabilities associated with the Steuben acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Steuben acquisition decreased $0.3 million as a result of this adjustment.

The acquisitions expanded the Company’s geographical presence in New York and Florida and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2021	2020
(000s omitted)	NuVantage	Steuben
Consideration paid :
Cash	$2,900	$21,613
Community Bank System, Inc. common stock	0	76,942
Total net consideration paid	2,900	98,555
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	55,973
Investment securities	0	180,497
Loans, net of allowance for credit losses on PCD loans	0	339,017
Premises and equipment, net	199	7,764
Accrued interest and fees receivable	0	2,701
Other assets	0	17,675
Core deposit intangibles	0	2,928
Other intangibles	1,437	1,196
Deposits	0	(516,274)
Other liabilities	(174)	(4,841)
Other Federal Home Loan Bank borrowings	0	(6,000)
Subordinated debt held by unconsolidated subsidiary trusts	0	(2,062)
Total identifiable assets, net	1,462	78,574
Goodwill	$1,438	$19,981

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

The core deposit intangibles and other intangibles related to the Steuben acquisition and the NuVantage acquisition are being amortized using an accelerated method over their estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben acquisition and the All Other segment for the NuVantage acquisition. Goodwill arising from the Steuben acquisition is not deductible for tax purposes. Goodwill arising from the NuVantage acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were immaterial during the three and six months ended June 30, 2021 and amounted to $3.4 million and $3.7 million during the three and six months ended June 30, 2020, respectively, and have been separately stated in the consolidated statements of income.

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

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended		Six Months Ended
(000's omitted)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenue, net of interest expense	$149,576	$154,878	$304,088	$303,152
Net income	39,072	46,447	80,848	86,774

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

The extent to which the novel coronavirus (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021, $27.4 million of accounts receivable, including $8.3 million of unbilled fee revenue, and $2.7 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2020, $30.3 million of accounts receivable, including $7.7 million of unbilled fee revenue, and $1.4 million of unearned revenue was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20). The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the next fiscal year, as well as the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added annual disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates, and explanations for significant gains and losses related to changes in the benefit obligation for the period. This new guidance is effective retrospectively for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of   June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,082,187	$52,960	$110,075	$3,025,072	$2,423,236	$94,741	$16,595	$2,501,382
Obligations of state and political subdivisions	405,245	20,908	1	426,152	451,028	24,632	0	475,660
Government agency mortgage-backed securities	521,056	10,999	2,916	529,139	506,540	16,280	182	522,638
Corporate debt securities	3,000	94	0	3,094	4,499	137	1	4,635
Government agency collateralized mortgage obligations	28,490	796	4	29,282	42,476	1,111	10	43,577
Total available-for-sale portfolio	$4,039,978	$85,757	$112,996	$4,012,739	$3,427,779	$136,901	$16,788	$3,547,892

Equity and other Securities:
Equity securities, at fair value	$251	$218	$0	$469	$251	$194	$0	$445
Federal Home Loan Bank common stock	7,262	0	0	7,262	7,468	0	0	7,468
Federal Reserve Bank common stock	33,916	0	0	33,916	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,526	750	0	3,276	4,876	750	0	5,626
Total equity and other securities	$43,955	$968	$0	$44,923	$46,511	$944	$0	$47,455

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	29	$1,272,423	$110,075	0	$0	$0	29	$1,272,423	$110,075
Obligations of state and political subdivisions	4	1,651	1	0	0	0	4	1,651	1
Government agency mortgage-backed securities	126	170,661	2,914	6	1,146	2	132	171,807	2,916
Government agency collateralized mortgage obligations	3	1,804	3	3	182	1	6	1,986	4
Total available-for-sale investment portfolio	162	$1,446,539	$112,993	9	$1,328	$3	171	$1,447,867	$112,996

As of December 31, 2020

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000's omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$831,015	$16,595	0	$0	$0	13	$831,015	$16,595
Obligations of state and political subdivisions	1	358	0	0	0	0	1	358	0
Government agency mortgage-backed securities	89	75,992	182	2	14	0	91	76,006	182
Corporate debt securities	1	1,001	1	0	0	0	1	1,001	1
Government agency collateralized mortgage obligations	13	5,246	10	1	0	0	14	5,246	10
Total available-for-sale investment portfolio	117	$913,612	$16,788	3	$14	$0	120	$913,626	$16,788

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2021 represents credit losses and no unrealized losses have been recognized into credit loss expense. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of June 30, 2021. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $14.5 million at June 30, 2021 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000's omitted)	Cost	Value
Due in one year or less	$198,566	$199,557
Due after one through five years	768,349	796,228
Due after five years through ten years	1,018,820	1,037,749
Due after ten years	1,504,697	1,420,784
Subtotal	3,490,432	3,454,318
Government agency mortgage-backed securities	521,056	529,139
Government agency collateralized mortgage obligations	28,490	29,282
Total	$4,039,978	$4,012,739

Investment securities with a carrying value of $2.43 billion and $2.03 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $475.0 million and $473.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2021 and December 31, 2020, respectively. All securities sold under agreement to repurchase as of June 30, 2021 and December 31, 2020 have an overnight and continuous maturity.

NOTE E: LOANS

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2021	2020
Business lending	$3,186,487	$3,440,077
Consumer mortgage	2,408,499	2,401,499
Consumer indirect	1,109,504	1,021,885
Consumer direct	148,540	152,657
Home equity	391,117	399,834
Gross loans, including deferred origination costs	7,244,147	7,415,952
Allowance for credit losses	(51,750)	(60,869)
Loans, net of allowance for credit losses	$7,192,397	$7,355,083

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including PCD loans, by segment as of June 30, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$972	$228	$49,877	$51,077	$3,135,410	$3,186,487
Consumer mortgage	8,645	1,259	16,025	25,929	2,382,570	2,408,499
Consumer indirect	7,110	73	0	7,183	1,102,321	1,109,504
Consumer direct	507	15	2	524	148,016	148,540
Home equity	1,077	147	2,572	3,796	387,321	391,117
Total	$18,311	$1,722	$68,476	$88,509	$7,155,638	$7,244,147

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

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at June 30, 2021 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status. Certain loans under extended pandemic-related forbearance were reclassified to nonaccrual status.

No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2021. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “classified”, or “doubtful”. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Loans that were granted COVID-19 related financial hardship payment deferrals were reviewed on a case-by-case basis for credit risk ratings. Loans on payment deferral will continue to be monitored for indications of deterioration that could result in future downgrades. In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2021 and December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$343,472	$439,365	$338,583	$284,580	$189,477	$661,491	$507,921	$2,764,889
Special mention	2,001	12,961	12,084	36,635	21,586	72,145	34,484	191,896
Classified	360	2,163	21,063	49,150	27,397	84,543	42,178	226,854
Doubtful	0	0	16	1,931	0	35	866	2,848
Total business lending	$345,833	$454,489	$371,746	$372,296	$238,460	$818,214	$585,449	$3,186,487

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$860,178	$351,350	$312,087	$217,138	$231,453	$543,999	$483,018	$2,999,223
Special mention	14,687	36,041	28,410	21,875	29,386	51,657	52,732	234,788
Classified	6,336	4,560	30,422	24,807	14,891	65,157	56,000	202,173
Doubtful	0	18	2,888	0	0	108	879	3,893
Total business lending	$881,201	$391,969	$373,807	$263,820	$275,730	$660,921	$592,629	$3,440,077

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

The following table details the balances in all other loan categories at June 30, 2021:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$217,537	$245,277	$204,560	$139,256	$135,992	$660,613	$0	$1,603,235
Nonperforming	0	171	0	261	516	2,765	0	3,713
Total FICO AB	217,537	245,448	204,560	139,517	136,508	663,378	0	1,606,948
FICO CDE
Performing	58,224	128,942	94,750	73,362	64,401	346,907	21,394	787,980
Nonperforming	0	234	901	744	702	10,990	0	13,571
Total FICO CDE	58,224	129,176	95,651	74,106	65,103	357,897	21,394	801,551
Total consumer mortgage	$275,761	$374,624	$300,211	$213,623	$201,611	$1,021,275	$21,394	$2,408,499

Consumer indirect:
Performing	$317,236	$255,939	$240,528	$148,990	$59,328	$87,410	$0	$1,109,431
Nonperforming	0	10	38	13	0	12	0	73
Total consumer indirect	$317,236	$255,949	$240,566	$149,003	$59,328	$87,422	$0	$1,109,504

Consumer direct:
Performing	$37,644	$37,762	$34,503	$18,947	$7,557	$6,100	$6,010	$148,523
Nonperforming	0	0	0	2	0	15	0	17
Total consumer direct	$37,644	$37,762	$34,503	$18,949	$7,557	$6,115	$6,010	$148,540

Home equity:
Performing	$33,503	$47,348	$42,432	$23,450	$19,224	$43,050	$179,391	$388,398
Nonperforming	0	56	22	107	79	722	1,733	2,719
Total home equity	$33,503	$47,404	$42,454	$23,557	$19,303	$43,772	$181,124	$391,117

The following table details the balances in all other loan categories at December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$260,588	$227,027	$166,638	$163,653	$160,911	$614,976	$321	$1,594,114
Nonperforming	0	0	275	398	345	2,709	0	3,727
Total FICO AB	260,588	227,027	166,913	164,051	161,256	617,685	321	1,597,841
FICO CDE
Performing	115,049	102,788	80,973	75,289	83,214	314,668	17,382	789,363
Nonperforming	0	1,010	582	877	1,786	10,040	0	14,295
Total FICO CDE	115,049	103,798	81,555	76,166	85,000	324,708	17,382	803,658
Total consumer mortgage	$375,637	$330,825	$248,468	$240,217	$246,256	$942,393	$17,703	$2,401,499

Consumer indirect:
Performing	$303,471	$305,901	$202,373	$86,497	$61,449	$61,975	$0	$1,021,666
Nonperforming	51	52	82	17	16	1	0	219
Total consumer indirect	$303,522	$305,953	$202,455	$86,514	$61,465	$61,976	$0	$1,021,885

Consumer direct:
Performing	$49,181	$46,992	$27,872	$12,326	$5,232	$4,146	$6,878	$152,627
Nonperforming	1	19	2	5	0	3	0	30
Total consumer direct	$49,182	$47,011	$27,874	$12,331	$5,232	$4,149	$6,878	$152,657

Home equity:
Performing	$48,145	$48,780	$28,074	$23,524	$17,828	$35,900	$194,773	$397,024
Nonperforming	0	24	73	104	183	490	1,936	2,810
Total home equity	$48,145	$48,804	$28,147	$23,628	$18,011	$36,390	$196,709	$399,834

All loan classes are collectively evaluated for impairment except business lending. A summary of individually evaluated impaired business loans as of June 30, 2021 and December 31, 2020 follows:

	June 30,	December 31,
(000’s omitted)	2021	2020
Loans with allowance allocation	$25,534	$27,437
Loans without allowance allocation	6,529	8,138
Carrying balance	32,063	35,575
Contractual balance	34,228	38,362
Specifically allocated allowance	2,800	3,874

The average carrying balance of individually evaluated impaired loans was $32.9 million and $1.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The average carrying balance of individually evaluated impaired loans was $34.6 million and $1.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. No interest income was recognized on individually evaluated impaired loans for the three or six months ended June 30, 2021 and June 30, 2020.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three and six months ended June 31, 2021 and 2020 was immaterial.

TDRs less than $0.5 million are collectively included in the allowance for credit loss estimate. Commercial loans greater than $0.5 million are individually evaluated for impairment, and if necessary, a specific allocation of the allowance for credit losses is provided. With regard to determination of the amount of the allowance for credit losses, TDR loans are considered to be impaired. As a result, the determination of the amount of allowance for credit losses related to impaired loans for each portfolio segment within TDRs is the same as detailed previously.

With respect to the Company’s lending activities, the Company implemented a customer forbearance program allowing for loan payment deferrals up to three months per request during 2020 to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act ( “CARES Act”), the Consolidated Appropriations Act of 2021 (“CAA”) and industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Company prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and non-performing loan status.

As of June 30, 2021, the Company had 12 borrowers in forbearance due to COVID-19 related financial hardship, representing $2.4 million in outstanding loan balances, or 0.03% of total loans outstanding. These forbearances were comprised of 8 business borrowers representing $2.0 million in outstanding loan balances and 4 consumer borrowers representing approximately $0.4 million in outstanding loan balances. As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. These forbearances were comprised of 63 business borrowers representing $65.7 million in outstanding loan balances and 11 consumer borrowers representing approximately $0.8 million in outstanding loan balances.

Information regarding TDRs as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021						December 31, 2020
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	6	$445	4	$180	10	$625	6	$529	4	$191	10	$720
Consumer mortgage	58	2,553	42	2,074	100	4,627	56	2,413	48	2,266	104	4,679
Consumer indirect	0	0	79	916	79	916	0	0	86	951	86	951
Consumer direct	0	0	17	14	17	14	0	0	23	85	23	85
Home equity	10	252	12	248	22	500	11	285	13	264	24	549
Total	74	$3,250	154	$3,432	228	$6,682	73	$3,227	174	$3,757	247	$6,984

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2021 and 2020. Of the loans noted in the table below, all consumer mortgage loans for the three months and six months ended June 30, 2021 and 2020 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	7	366	3	174
Consumer indirect	9	116	3	47
Consumer direct	0	0	0	0
Home equity	0	0	1	28
Total	16	$482	7	$249

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	10	474	9	738
Consumer indirect	15	177	14	151
Consumer direct	1	6	1	11
Home equity	0	0	1	28
Total	26	$657	25	$928

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$27,042	$(2)	$255	$(3,878)	$23,417
Consumer mortgage	9,686	(142)	9	448	10,001
Consumer indirect	11,120	(750)	1,183	(450)	11,103
Consumer direct	2,682	(195)	213	(152)	2,548
Home equity	1,543	(17)	5	265	1,796
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,996	0	33	(144)	1,885
Allowance for credit losses – loans	55,069	(1,106)	1,698	(3,911)	51,750
Liabilities for off-balance-sheet credit exposures	1,189	0	0	(427)	762
Total allowance for credit losses	$56,258	$(1,106)	$1,698	$(4,338)	$52,512

	Three Months Ended June 30, 2020
	Beginning	Charge-		Steuben		Ending
(000’s omitted)	balance	offs	Recoveries	acquisition	Provision	balance
Business lending	$19,489	$(7)	$84	$2,483	$2,155	$24,204
Consumer mortgage	12,430	(234)	36	146	710	13,088
Consumer indirect	13,694	(1,431)	833	183	2,587	15,866
Consumer direct	3,737	(341)	171	87	374	4,028
Home equity	2,484	(81)	12	235	40	2,690
Unallocated	772	0	0	0	228	1,000
Purchased credit deteriorated	3,046	0	48	528	(61)	3,561
Allowance for credit losses – loans	55,652	(2,094)	1,184	3,662	6,033	64,437
Liabilities for off-balance-sheet credit exposures	845	0	0	67	540	1,452
Total allowance for credit losses	$56,497	$(2,094)	$1,184	$3,729	$6,573	$65,889

	Six Months Ended June 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$28,190	$(53)	$322	$(5,042)	$23,417
Consumer mortgage	10,672	(242)	19	(448)	10,001
Consumer indirect	13,696	(2,149)	2,429	(2,873)	11,103
Consumer direct	3,207	(513)	444	(590)	2,548
Home equity	2,222	(115)	9	(320)	1,796
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,882	0	60	(57)	1,885
Allowance for credit losses – loans	60,869	(3,072)	3,283	(9,330)	51,750
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(727)	762
Total allowance for credit losses	$62,358	$(3,072)	$3,283	$(10,057)	$52,512

	Six Months Ended June 30, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of			Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$288	$19,714	$(183)	$222	$2,483	$1,968	$24,204
Consumer mortgage	10,269	(1,051)	9,218	(420)	44	146	4,100	13,088
Consumer indirect	13,712	(997)	12,715	(3,510)	1,996	183	4,482	15,866
Consumer direct	3,255	(643)	2,612	(874)	353	87	1,850	4,028
Home equity	2,129	808	2,937	(154)	18	235	(346)	2,690
Unallocated	957	43	1,000	0	0	0	0	1,000
Purchased credit deteriorated	0	3,072	3,072	0	48	528	(87)	3,561
Purchased credit impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(5,141)	2,681	3,662	11,967	64,437
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	200	1,452
Total allowance for credit losses	$49,911	$2,542	$52,453	$(5,141)	$2,681	$3,729	$12,167	$65,889

Improvements in economic forecasts have resulted in an allowance for credit losses to total loans ratio of 0.71% at June 30, 2021, 15 basis points lower than the level at June 30, 2020 and 11 basis points lower than the level at December 31, 2020.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $19.0 million at June 30, 2021 and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of June 30, 2021. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the impact of COVID-19, including forecasted vaccine distribution progress, and current and future Federal stimulus packages. The scenarios utilized outline a significant improvement in economic conditions with peak unemployment ranging from 3% to 9% in the third quarter of 2022 and a general improvement in unemployment levels over the subsequent three quarters. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, and the risk that Paycheck Protection Program (“PPP”) loans will not be forgiven.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company considered and selected projected unemployment and GDP as possible indicators of forecasted losses related to business lending. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company considered and selected projected unemployment and commercial and multi-family real estate values as possible indicators of forecasted losses related to commercial real estate loans. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company considered and selected projected unemployment and residential real estate values as possible indicators of forecasted losses related to mortgage lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company considered and selected projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company considered and selected projected unemployment and median household income as possible indicator of forecasted losses related to direct lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the six months ended June 30, 2021 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$0	$0	$0	$0	$0	$0
Sales	848	10,860	0	0	0	11,708

All the sales of consumer mortgages during the six months ended June 30, 2021 were sales of secondary market eligible residential mortgage loans. The sales of business loans during the six months ended June 30, 2021 includes two business lending loans under one relationship.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(58,136)	$11,267	$69,403	$(55,572)	$13,831
Other intangibles	91,899	(55,386)	36,513	90,462	(51,353)	39,109
Total amortizing intangibles	$161,302	$(113,522)	$47,780	$159,865	$(106,925)	$52,940

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2021	$6,229
2022	11,141
2023	9,338
2024	7,768
2025	6,550
Thereafter	6,754
Total	$47,780

Shown below are the components of the Company’s goodwill at December 31, 2020 and June 30, 2021:

(000’s omitted)	December 31, 2020	Activity	June 30, 2021
Goodwill, net	$793,708	$1,184	$794,892

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of June 30, 2021, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The Company previously sponsored Steuben Statutory Trust (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $2.9 million contribution to its defined benefit pension plan in the first quarter of 2021. The Company made a $3.9 million contribution to its defined benefit pension plan in the second quarter of 2020.

The net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000’s omitted)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,480	$1,438	$2,960	$2,875	$0	$0	$0	$0
Interest cost	1,259	1,356	2,518	2,712	11	14	22	28
Expected return on plan assets	(4,695)	(3,932)	(9,391)	(7,864)	0	0	0	0
Amortization of unrecognized net loss	900	810	1,800	1,620	11	10	22	20
Amortization of prior service cost	94	60	189	120	(44)	(44)	(89)	(89)
Net periodic benefit	$(962)	$(268)	$(1,924)	$(537)	$(22)	$(20)	$(45)	$(41)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2021.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million and 0.1 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2021, respectively, compared to 0.6 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2020 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2021	2020	2021	2020
Net income	$47,944	$35,248	$100,794	$75,382
Income attributable to unvested stock-based compensation awards	(127)	(127)	(263)	(264)
Income available to common shareholders	$47,817	$35,121	$100,531	$75,118

Weighted-average common shares outstanding – basic	54,007	52,487	53,927	52,262
Basic earnings per share	$0.89	$0.67	$1.86	$1.44

Net income	$47,944	$35,248	$100,794	$75,382
Income attributable to unvested stock-based compensation awards	(127)	(127)	(263)	(264)
Income available to common shareholders	$47,817	$35,121	$100,531	$75,118

Weighted-average common shares outstanding – basic	54,007	52,487	53,927	52,262
Assumed exercise of stock options	462	339	455	372
Weighted-average common shares outstanding – diluted	54,469	52,826	54,382	52,634
Diluted earnings per share	$0.88	$0.66	$1.85	$1.43

Stock Repurchase Program

At its December 2019 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.60 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2020. At its December 2020 meeting, the Board approved a similar program for 2021, authorizing the repurchase of up to 2.68 million shares of the Company’s common stock through December 31, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company did not repurchase any shares under the authorized plan during the first six months of 2021 or 2020.

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

The contract amounts of commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2021	2020
Commitments to extend credit	$1,199,804	$1,313,568
Standby letters of credit	35,382	39,213
Total	$1,235,186	$1,352,781

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Company recorded $3.0 million in litigation accrual in 2020 related to a settlement of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures. The Company executed a settlement agreement with respect to the lawsuit in the fourth quarter 2020 providing for a release of all claims asserted by class members in the action, and the Company does not anticipate that additional amounts will be accrued for this matter in future periods. Notice of the settlement terms was provided to all class members and no objections to the settlement were received prior to expiration of the notice period. The hearing for final Court approval of the settlement is scheduled on August 25, 2021.

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

	June 30, 2021
				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,909,475	$115,597	$0	$3,025,072
Obligations of state and political subdivisions	0	426,152	0	426,152
Government agency mortgage-backed securities	0	529,139	0	529,139
Corporate debt securities	0	3,094	0	3,094
Government agency collateralized mortgage obligations	0	29,282	0	29,282
Total available-for-sale investment securities	2,909,475	1,103,264	0	4,012,739
Equity securities	469	0	0	469
Mortgage loans held for sale	0	1,340	0	1,340
Commitments to originate real estate loans for sale	0	0	130	130
Forward sales commitments	0	31	0	31
Interest rate swap agreements asset	0	372	0	372
Interest rate swap agreements liability	0	(7)	0	(7)
Total	$2,909,944	$1,105,000	$130	$4,015,074

	December 31, 2020
				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,359,912	$141,470	$0	$2,501,382
Obligations of state and political subdivisions	0	475,660	0	475,660
Government agency mortgage-backed securities	0	522,638	0	522,638
Corporate debt securities	0	4,635	0	4,635
Government agency collateralized mortgage obligations	0	43,577	0	43,577
Total available-for-sale investment securities	2,359,912	1,187,980	0	3,547,892
Equity securities	445	0	0	445
Mortgage loans held for sale	0	1,622	0	1,622
Commitments to originate real estate loans for sale	0	0	14	14
Forward sales commitments	0	2	0	2
Interest rate swap agreements asset	0	1,572	0	1,572
Interest rate swap agreements liability	0	(1,074)	0	(1,074)
Total	$2,360,357	$1,190,102	$14	$3,550,473

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.3 million at June 30, 2021. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million at December 31, 2020. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2021				December 31, 2020
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Impaired loans	$0	$0	$21,330	$21,330	$0	$0	$25,063	$25,063
Other real estate owned	0	0	879	879	0	0	883	883
Mortgage servicing rights	0	0	697	697	0	0	682	682
Total	$0	$0	$22,906	$22,906	$0	$0	$26,628	$26,628

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 51.1% at June 30, 2021 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.1 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	June 30, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$21,330	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.7% (53.8%)
Other real estate owned	879	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 51.1% (34.5%)
Commitments to originate real estate loans for sale	130	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	697	Discounted cash flow	Weighted average constant prepayment rate	16.9% - 49.1% (21.8%)
			Weighted average discount rate	2.2% - 2.8% (2.7%)
			Adequate compensation	$7/loan

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Impaired loans	$25,063	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.4% (52.7%)
Other real estate owned	883	Fair value of collateral	Estimated cost of disposal/market adjustment	11.3% - 52.9% (34.0%)
Commitments to originate real estate loans for sale	14	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	682	Discounted cash flow	Weighted average constant prepayment rate	9.8% - 18.8% (17.6%)
			Weighted average discount rate	1.7% - 2.2% (2.1%)
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for impaired loans was calculated by dividing the total of the book value of the collateral of the impaired loans classified as Level 3 by the total of the fair value of the collateral of the impaired loans classified as Level 3. The weighted average of the estimated cost of disposal/market adjustment for OREO was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$7,192,397	$7,563,546	$7,355,083	$7,655,044
Financial liabilities:
Deposits	12,339,025	12,349,413	11,224,974	11,239,628
Securities sold under agreement to repurchase, short-term	194,887	194,887	284,008	284,008
Other Federal Home Loan Bank borrowings	2,936	2,993	6,658	6,758
Subordinated notes payable	3,290	3,290	3,303	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	0	77,320	77,320

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Loans have been classified as a Level 3 valuation. Fair values for loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at June 30, 2021 and December 31, 2020. The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $0.7 million at June 30, 2021 and $14.4 million at December 31, 2020. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $0.7 million at June 30, 2021 and $14.4 million at December 31, 2020. At June 30, 2021, the weighted average receive rate of these interest rate swaps was 2.34%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.8 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.44% and the weighted average maturity was 5.2 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.4 million at June 30, 2021, and $5.7 million at December 31, 2020, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of financial condition. At June 30, 2021, the weighted average receive rate of these interest rate swaps was 1.38%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.0 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and six months ended June 30, 2021 are immaterial.

As of June 30, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	June 30,	December 31,	June 30,	December 31,
the Hedged Item Is Included	2021	2020	2021	2020
Loans	$5,809	$5,675	$(365)	$(498)

Fair values of derivative instruments as of June 30, 2021 and December 31, 2020 are as follows:

(000’s omitted)	June 30, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$365

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	7	Accrued interest and other liabilities	$7
Commitments to originate real estate loans for sale	Other assets	130
Forward sales commitments	Other assets	31
Total derivatives		$533		$7

(000’s omitted)	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$498

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,074	Accrued interest and other liabilities	$1,074
Commitments to originate real estate loans for sale	Other assets	14
Forward sales commitments	Other assets	2
Total derivatives		$1,588		$1,074

The Company assessed its counterparty risk at June 30, 2021 and December 31, 2020 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended June 30, 2021
Net interest income	$92,033	$65	$7	$0	$92,105
Provision for credit losses	(4,338)	0	0	0	(4,338)
Noninterest revenues	16,357	27,994	16,816	(1,707)	59,460
Amortization of intangible assets	1,240	1,327	679	0	3,246
Acquisition expenses	4	0	0	0	4
Other operating expenses	65,158	14,846	11,996	(1,707)	90,293
Income before income taxes	$46,326	$11,886	$4,148	$0	$62,360
Assets	$14,588,075	$235,141	$78,770	$(100,699)	$14,801,287
Goodwill	$689,867	$83,275	$21,750	$0	$794,892
Core deposit intangibles & Other intangibles	$11,267	$29,370	$7,143	$0	$47,780

Three Months Ended June 30, 2020
Net interest income	$91,645	$246	$60	$0	$91,951
Provision for credit losses	9,774	0	0	0	9,774
Noninterest revenues	14,991	24,504	14,817	(1,374)	52,938
Amortization of intangible assets	1,364	1,411	749	0	3,524
Acquisition expenses	3,372	0	0	0	3,372
Other operating expenses	59,130	14,948	11,303	(1,374)	84,007
Income before income taxes	$32,996	$8,391	$2,825	$0	$44,212
Assets	$13,272,929	$216,122	$78,022	$(122,856)	$13,444,217
Goodwill	$689,128	$83,275	$20,312	$0	$792,715
Core deposit intangibles & Other intangibles	$16,565	$34,870	$8,611	$0	$60,046

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Six Months Ended June 30, 2021
Net interest income	$185,872	$159	$28	$0	$186,059
Provision for credit losses	(10,057)	0	0	0	(10,057)
Noninterest revenues	32,811	55,143	33,633	(3,596)	117,991
Amortization of intangible assets	2,564	2,681	1,352	0	6,597
Acquisition expenses	31	0	0	0	31
Other operating expenses	130,165	29,851	23,741	(3,596)	180,161
Income before income taxes	$95,980	$22,770	$8,568	$0	$127,318

Six Months Ended June 30, 2020
Net interest income	$181,409	$486	$110	$0	$182,005
Provision for credit losses	15,368	0	0	0	15,368
Noninterest revenues	33,672	50,429	30,352	(2,893)	111,560
Amortization of intangible assets	2,781	2,905	1,505	0	7,191
Acquisition expenses	3,741	0	0	0	3,741
Other operating expenses	123,330	30,079	23,118	(2,893)	173,634
Income before income taxes	$69,861	$17,931	$5,839	$0	$93,631

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2021 and 2020, although in some circumstances the first quarter of 2021 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 33. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2021, “last year” and equivalent terms refer to calendar year 2020, “second quarter” refers to the three months ended June 30, 2021, “YTD” refers to the six months ended June 30, 2021, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 55.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 79-92 of the most recent Form 10-K (fiscal year ended December 31, 2020) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 12-13 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions and the unrealized gain (loss) on equity securities. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses and the unrealized gain (loss) on equity securities from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of CECL and the economic uncertainty caused by the COVID-19 pandemic. Earnings per share were $0.88 in the second quarter of 2021, up $0.22, or 33.3%, from the second quarter of 2020. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.91 in the second quarter of 2021, compared to $0.80 in the second quarter of 2020, an $0.11 per share, or 13.8%, increase. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.06 per share in the second quarter of 2021, down $0.02, or 1.9%, from the second quarter of 2020. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company also provides employee benefit and trust related services via its Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary, and wealth management and insurance-related services through CBNA and its subsidiaries.

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

On June 1, 2021, the Company, through its subsidiary, OneGroup NY, Inc. ("OneGroup"), completed its acquisition of certain assets of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.5 million of goodwill in conjunction with the acquisition.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it had already operated. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger.

Second quarter and YTD net income increased compared to the equivalent 2020 timeframes by $12.7 million, or 36.0%, and $25.4 million, or 33.7%, respectively. Earnings per share of $0.88 for the second quarter of 2021 was $0.22 more than the second quarter of 2020, and 2021 YTD earnings per share of $1.85 was $0.42 higher than 2020 YTD earnings per share. The increases in net income and earnings per share were primarily due to a significant decrease in the provision for credit losses, reflective of an improving economic outlook and improvements in asset quality metrics.

Second quarter and YTD net income adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses and the unrealized gain (loss) on equity securities (“operating net income”), a non-GAAP measure, increased $7.5 million, or 18.5%, as compared to the second quarter of 2020 and increased $19.9 million, or 24.5%, compared to June YTD 2020. Earnings per share adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses and the unrealized gain (loss) on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.88 for the second quarter increased $0.12 compared to the second quarter of 2020. Operating earnings per share of $1.85 for the first six months of 2021 increased $0.32 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Net income adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue”), a non-GAAP measure, of $58.0 million for the second quarter increased $0.7 million, or 1.2%, as compared to the second quarter of 2020. Adjusted pre-tax, pre-provision net revenue of $117.3 million for the first six months of 2021 increased $4.5 million, or 4.0%, as compared to the first six months of 2020. Earnings per share adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue per share”), a non-GAAP measure, of $1.06 for the second quarter of 2021 was $0.02 lower than the second quarter of 2020, and 2021 YTD adjusted pre-tax, pre-provision net revenue per share of $2.15 was $0.02 higher than the prior YTD period. The decrease in adjusted pre-tax, pre-provision net revenue per share compared to the second quarter of 2020 was driven by an increase in diluted weighted average common shares outstanding primarily due to shares issued in the Steuben acquisition, partially offset by the aforementioned increase in adjusted pre-tax, pre-provision net revenue between the periods. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Loans and deposits both increased on an average basis as compared to the prior year second quarter primarily due to the Steuben acquisition in late second quarter 2020, large inflows of government stimulus-related deposit funding and U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lending. Deposits also increased on an ending basis as compared to the second quarter of 2020 due to the same factors listed above while loans decreased on an ending basis compared to one year prior due primarily to decreases in PPP loan balances driven by forgiveness granted by the SBA. Interest rates on loans, investments and deposits have decreased over the past year primarily due to low short-term market interest rates and medium and longer-term market interest rates being below the average levels that existed over the past several years. In connection with these lower rates and a higher proportion of earnings assets held in cash equivalents, the Company’s interest-earning asset yield for the first six months of 2021 decreased 72 basis points from the year-earlier period. The Company’s total cost of funds for the first six months of 2021 decreased 14 basis points from the year earlier period, as the Company’s deposit funding cost and the rate on borrowings both decreased from the prior year period. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The net benefit recognized in the provision for credit losses of $4.3 million for the second quarter and $10.1 million for YTD 2021 resulted in a $14.1 million and $25.4 million lower provision for credit losses than comparable prior year periods, respectively. These decreases are reflective of an improving economic outlook, very low levels of net charge-offs and a decrease in delinquent loan balances. Additionally, $3.2 million of provision for credit losses was recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition. Net recoveries were $0.6 million for the second quarter and $0.2 million for the first six months of 2021, compared to net charge-offs of $0.9 million for the prior year second quarter and $2.5 million for the first six months of 2020. Second quarter 2021 nonperforming loan ratios increased in comparison to the second quarter of 2020 largely attributable to the Company’s decision to reclassify certain loans under extended pandemic-related forbearance to nonperforming status in the fourth quarter of 2020. Second quarter 2021 nonperforming loan ratios generally improved in comparison to their levels at the end of the fourth quarter of 2020.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $47.9 million and $100.8 million, respectively, increased $12.7 million, or 36.0%, as compared to the second quarter of 2020 and increased $25.4 million, or 33.7%, compared to June YTD 2020. Earnings per share of $0.88 for the second quarter was $0.22 higher than the second quarter of 2020, while earnings per share for the first six months of 2021 of $1.85 was $0.42 higher than the first six months of 2020. The increase in net income and earnings per share for the quarter and YTD are primarily the result of a lower provision for credit losses, higher noninterest revenues, lower acquisition expenses and higher net interest income, partially offset by a higher effective tax rate, higher noninterest expenses and an increase in diluted shares outstanding. Operating net income, a non-GAAP measure, of $47.9 million and $100.8 million for the second quarter and June YTD, respectively, increased $7.5 million, or 18.5%, as compared to the second quarter of 2020 and increased $19.8 million, or 24.5%, compared to June YTD 2020. Operating earnings per share, a non-GAAP measure, of $0.88 for the second quarter was up $0.12 compared to the second quarter of 2020, while operating earnings per share of $1.85 for the first six months of 2021 was up $0.32 compared to the first six months of 2020. The increases in operating net income and earnings per share are primarily due to the lower provision for credit losses recorded in the current year. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $92.1 million was up $0.1 million, or 0.2%, from the comparable prior year period. Net interest income for the first six months of 2021 increased $4.1 million, or 2.2%, versus the first six months of 2020. The quarterly and year-over-year improvement resulted from an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liability balances.

The provision for credit losses for the second quarter and June YTD decreased $14.1 million and $25.4 million as compared to the second quarter and first six months of 2020, respectively. These decreases are reflective of an improving economic outlook, very low levels of net charge-offs and a decline in delinquent loan balances over the past six months. Additionally, there was $3.2 million of provision for credit losses recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition.

Second quarter and year-to-date noninterest revenues were $59.5 million and $118.0 million, respectively, up $6.5 million, or 12.3%, from the second quarter of 2020 and up $6.4 million, or 5.8%, from the first six months of 2020. The increase compared to the prior year’s second quarter was primarily a result of increases in employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, deposit service charges and fees, other banking revenue and insurance services revenue, partially offset by decreases in mortgage banking revenue and unrealized gains and losses on equity securities. The YTD increase was due to increases in employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, other banking revenue, insurance services revenue and unrealized gains and losses on equity securities, partially offset by decreases in deposit service charges and fees and mortgage banking revenue.

Noninterest expenses of $93.5 million and $186.8 million for the second quarter and June YTD periods, respectively, reflected an increase of $2.6 million, or 2.9%, from the second quarter of 2020 and an increase of $2.2 million, or 1.2%, from the first six months of 2020. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, data processing and communications expenses, business development and marketing expenses, occupancy and equipment expenses and other expenses, partially offset by decreases in acquisition-related expenses associated with the Steuben acquisition, legal and professional fees and amortization of intangible assets. The YTD increase in noninterest expenses was due to increases in data processing and communications expenses, salaries and benefits, occupancy and equipment expenses and business development and marketing expenses, partially offset by decreases in acquisition-related expenses associated with the Steuben acquisition, other expenses, legal and professional fees and amortization of intangible assets. Excluding acquisition-related expenses, 2021 operating expenses were $6.0 million, or 6.9%, higher for the second quarter and $5.9 million, or 3.3%, higher for the year-to-date timeframe.

The effective income tax rates were 23.1% and 20.8% for the second quarter and YTD 2021, respectively, as compared to 20.3% and 19.5% for the comparable prior year periods. The increase in effective tax rates compared to the prior year periods was primarily attributable to an increase in certain state income tax rates that were enacted in the second quarter of 2021.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2021	2020	2021	2020
Net interest income	$92,105	$91,951	$186,059	$182,005
Provision for credit losses	(4,338)	9,774	(10,057)	15,368
Noninterest revenues	59,460	52,938	117,991	111,560
Noninterest expenses	93,543	90,903	186,789	184,566
Income before income taxes	62,360	44,212	127,318	93,631
Income taxes	14,416	8,964	26,524	18,249
Net income	$47,944	$35,248	$100,794	$75,382

Diluted weighted average common shares outstanding	54,613	53,017	54,523	52,818
Diluted earnings per share	$0.88	$0.66	$1.85	$1.43

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $93.0 million, consistent with the same period last year. This was driven by a $2.27 billion increase in average interest-earning assets and a 13 basis point decrease in the average rate paid on interest-bearing liabilities, offset by a 67 basis point decrease in the average yield on interest-earning assets and a $1.38 billion increase in average interest-bearing liabilities in comparison to the second quarter of 2020. As reflected in Table 3, net interest income was favorably impacted by $18.1 million due to the volume increase in interest-earning assets and $2.8 million due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by unfavorable impacts on net interest income of $20.1 million due to the decrease in the average yield on interest-earning assets and $0.8 million due to the volume increase in interest-bearing liabilities. June YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $187.8 million, increased $3.8 million, or 2.0%, from the year-earlier period. The June YTD increase resulted from a $2.46 billion increase in average interest-earning assets and an 18 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 72 basis point decrease in the average yield on interest-earning assets and a $1.43 billion increase in average interest-bearing liabilities. As reflected in Table 3, for June YTD, the volume increase in interest-earning assets and the decrease in the average rate paid on interest-bearing liabilities had favorable impacts of $40.9 million and $7.3 million, respectively, partially offset by the decrease in the average yield on interest-earning assets having an unfavorable impact on net interest income of $42.3 million and the volume increase in interest-bearing liabilities having a negative impact of $2.1 million.

The net interest margin of 2.79% for the second quarter of 2021 was 58 basis points lower as compared to the second quarter of 2020. The decrease was the result of a 67 basis point decrease in the interest-earning asset yield, partially offset by a 13 basis point decrease in the average rate on interest-bearing liabilities. The net interest margin of 2.91% for the first six months of 2021 was 59 basis points lower than the comparable period of 2020. The yield on interest-earning assets decreased 72 basis points, while the rate on interest-bearing liabilities decreased by 18 basis points for the first six months of 2021 as compared to the prior year period.

The 67 basis point decrease in the average yield on interest-earning assets for the quarter was the result of a decrease in the average yield on loans and investments. For the second quarter, the average yield on loans decreased by 24 basis points and the average yield on investments, including cash equivalents, decreased 66 basis points compared to the prior year. The 72 basis point decrease in the yield on interest-earning assets for the first six months of 2021 was the result of a 22 basis point decrease in the average yield on loans and an 82 basis point decrease in the average yield on investments, including cash equivalents, compared to the prior year. The decrease in the loan and investment yields were driven by the comparatively low market rates over the past 12 months, an increase in the proportion of lower yielding cash equivalents and included the impact of a $7.9 million YTD increase in loan income recognized on PPP loans.

The average rate on interest-bearing liabilities decreased by 13 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased nine basis points and the average rate paid on external borrowings decreased 91 basis points from the prior year quarter. For the first six months of 2021, the average rate on interest-bearing liabilities decreased by 18 basis points from the comparable prior year period as the average rate on interest-bearing deposits decreased 13 basis points and the average rate on external borrowings decreased 94 basis points. The decrease in the average rate paid on interest-bearing deposits was driven by a decrease in the market rates for deposits. The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on external borrowings due to decreases in market interest rates and the redemption of the Community Capital Trust IV (“CCT IV”) debentures and associated preferred securities during the first quarter of 2021.

The second quarter and YTD average balance of investments, including cash equivalents, increased $2.15 billion and $2.16 billion, respectively, as compared to the corresponding prior year periods. Investment securities purchases outpaced maturities, calls and principal payments during second quarter and YTD. The cash equivalents component of average earning assets increased $1.25 billion and $1.40 billion for the second quarter and YTD periods, respectively, compared to the prior year periods. The increase in cash equivalents was primarily due to large inflows related to government stimulus-related deposit funding and PPP lending. Average loan balances increased $121.8 million for the quarter and $301.9 million YTD as compared to the prior year, with growth for both periods primarily driven by the Steuben acquisition in June 2020 and increases in the average balances of PPP loans.

Average interest-bearing deposits increased $1.44 billion compared to the prior year quarter and $1.45 billion compared to the prior YTD period. The increase in average interest-bearing deposits was due to increases in interest checking, savings, money market, and time deposits due primarily to large inflows of government stimulus-related deposit funding and the Steuben acquisition in June 2020. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $58.9 million and $22.0 million for the quarter and YTD periods respectively. The decreases from the prior year quarter and YTD periods was primarily due to the redemption of trust preferred subordinated debt held by CCT IV, an unconsolidated subsidiary trust, during the first quarter of 2021 and a decrease in average FHLB borrowings, partially offset by an increase in average customer repurchase agreements.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.2% and 24.0% in 2021 and 2020, respectively. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan origination, prepayment and other fees and the accretion of acquired loan marks. Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$2,074,757	$563	0.11%	$822,992	$206	0.10%
Taxable investment securities (1)	3,547,646	16,226	1.83%	2,608,495	15,217	2.35%
Nontaxable investment securities (1)	409,244	3,370	3.30%	454,511	3,854	3.41%
Loans (net of unearned discount) (2)	7,341,226	76,065	4.16%	7,219,462	78,930	4.40%
Total interest-earning assets	13,372,873	96,224	2.89%	11,105,460	98,207	3.56%
Noninterest-earning assets	1,347,211			1,546,740
Total assets	$14,720,084			$12,652,200

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,607,119	763	0.04%	$6,231,185	1,333	0.09%
Time deposits	974,510	2,200	0.91%	915,116	2,840	1.25%
Customer repurchase agreements	248,923	227	0.37%	219,893	408	0.75%
FHLB borrowings	4,768	26	2.14%	4,547	22	1.95%
Subordinated notes payable	3,294	39	4.69%	13,766	184	5.38%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	77,728	454	2.35%
Total interest-bearing liabilities	8,838,614	3,255	0.15%	7,462,235	5,241	0.28%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,719,592			2,964,717
Other liabilities	160,147			215,252
Shareholders' equity	2,001,731			2,009,996
Total liabilities and shareholders' equity	$14,720,084			$12,652,200

Net interest earnings		$92,969			$92,966

Net interest spread			2.74%			3.28%
Net interest margin on interest-earning assets			2.79%			3.37%

Fully tax-equivalent adjustment (3)		$864			$1,015

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$1,871,863	$978	0.11%	$468,826	$462	0.20%
Taxable investment securities (1)	3,394,185	30,986	1.84%	2,597,570	30,290	2.35%
Nontaxable investment securities (1)	418,415	6,881	3.32%	456,926	7,773	3.42%
Loans (net of unearned discount) (2)	7,349,988	155,947	4.28%	7,048,117	157,709	4.50%
Total interest-earning assets	13,034,451	194,792	3.01%	10,571,439	196,234	3.73%
Noninterest-earning assets	1,405,987			1,498,353
Total assets	$14,440,438			$12,069,792

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,359,477	1,517	0.04%	$5,949,902	3,706	0.13%
Time deposits	963,519	4,558	0.95%	922,314	6,012	1.31%
Customer repurchase agreements	260,668	464	0.36%	217,182	858	0.79%
FHLB borrowings	5,506	57	2.07%	14,162	130	1.85%
Subordinated notes payable	3,297	77	4.71%	13,776	369	5.38%
Subordinated debt held by unconsolidated subsidiary trusts	31,184	293	1.89%	77,524	1,107	2.87%
Total interest-bearing liabilities	8,623,651	6,966	0.16%	7,194,860	12,182	0.34%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,606,217			2,711,623
Other liabilities	176,488			207,226
Shareholders' equity	2,034,082			1,956,083
Total liabilities and shareholders' equity	$14,440,438			$12,069,792

Net interest earnings		$187,826			$184,052

Net interest spread			2.85%			3.39%
Net interest margin on interest-earning assets			2.91%			3.50%

Fully tax-equivalent adjustment (3)		$1,767			$2,047

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2021			Six months ended June 30, 2021
	versus June 30, 2020			versus June 30, 2020
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$339	$18	$357	$822	$(306)	$516
Taxable investment securities	4,740	(3,731)	1,009	8,109	(7,413)	696
Nontaxable investment securities	(375)	(109)	(484)	(639)	(253)	(892)
Loans	1,314	(4,179)	(2,865)	6,597	(8,359)	(1,762)
Total interest-earning assets (2)	18,099	(20,082)	(1,983)	40,868	(42,310)	(1,442)

Interest paid on:
Interest checking, savings and money market deposits	248	(818)	(570)	724	(2,913)	(2,189)
Time deposits	174	(814)	(640)	259	(1,713)	(1,454)
Customer repurchase agreements	48	(229)	(181)	147	(541)	(394)
FHLB borrowings	1	3	4	(87)	14	(73)
Subordinated notes payable	(125)	(20)	(145)	(250)	(42)	(292)
Subordinated debt held by unconsolidated subsidiary trusts	(454)	0	(454)	(517)	(297)	(814)
Total interest-bearing liabilities (2)	843	(2,829)	(1,986)	2,081	(7,297)	(5,216)

Net interest earnings (2)	$17,223	$(17,220)	$3	$38,634	$(34,860)	$3,774

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its third quarter 2021 net interest margin to remain below results in the comparable prior year quarter due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in early 2020. In the near term, expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans will likely cause earning asset yield volatility as loans are forgiven by the SBA. While the Company expects to recognize the majority of its remaining first draw net deferred PPP fees totaling $0.9 million through interest income during the third quarter 2021 and the majority of its second draw net deferred PPP fees totaling $9.2 million over the next few quarters, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner remains uncertain at this time.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of personal trust services (performed by the trust unit within CBNA), investment products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance products and services (performed by OneGroup NY, Inc.). Additionally, the Company periodically generates noninterest revenues from investment and borrowing activities, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2021	2020	2021	2020
Employee benefit services	$27,477	$24,068	$54,010	$49,434
Deposit service charges and fees	7,708	7,146	15,489	17,419
Mortgage banking	331	1,375	1,019	2,291
Debit interchange and ATM fees	6,528	5,033	12,827	11,043
Insurance services	8,209	8,183	16,362	16,241
Wealth management services	8,227	6,366	16,426	13,500
Other banking revenues	980	755	1,834	1,650
Subtotal	59,460	52,926	117,967	111,578
Unrealized gain (loss) on equity securities	0	12	24	(18)
Total noninterest revenues	$59,460	$52,938	$117,991	$111,560

Noninterest revenues/operating revenues (FTE basis) (1)	39.3%	36.6%	38.9%	38.1%

(1)	For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding unrealized gain (loss) on equity securities, were $59.5 million for the second quarter of 2021 and $118.0 million for the first six months of 2021. This represents an increase of $6.5 million, or 12.3%, for the quarter and an increase of $6.4 million, or 5.8%, for the YTD period in comparison to the equivalent 2020 periods. The increase for the quarterly period was driven by increases in employee benefit services revenue, wealth management services revenue, banking noninterest revenue and insurance services revenue. The increase for the YTD period was due to increases in employee benefit services revenue, wealth management services revenue and insurance services revenue, partially offset by a decrease in banking noninterest revenue.

Banking noninterest revenue of $15.5 million for the second quarter and $31.2 million for the first six months of 2021 increased $1.2 million, or 8.7%, and decreased $1.2 million, or 3.8%, respectively, as compared to the corresponding prior year periods. The quarterly increase was primarily driven by increases in debit interchange and ATM fees, deposit service charges and fees and other banking revenues, reflective of increased transaction activity including the addition of new deposit relationships from the Steuben acquisition, partially offset by a decrease in mortgage banking revenues as the Company is currently holding almost all of its new consumer mortgage production in portfolio due to a change in its strategy. The YTD decline was primarily driven by decreases in deposit service charges and fees, decreases in overdraft fees in part due to the higher average deposit balances resulting from government stimulus program inflows, and mortgage banking revenues, partially offset by increases in debit interchange and ATM fees and other banking revenues, reflective of increased transaction activity including the addition of new deposit relationships from the Steuben acquisition.

Employee benefit services revenue increased $3.4 million, or 14.2%, and $4.6 million, or 9.3%, for the three and six months ended June 30, 2021, respectively, as compared to the equivalent prior year periods. This growth primarily related to increases in employee benefit trust and custodial fees. Insurance services revenue was up $0.03 million, or 0.3%, and up $0.1 million, or 0.7%, for the second quarter and YTD periods, respectively. Wealth management services revenue was up $1.9 million, or 29.2%, for the second quarter of 2021 and was up $2.9 million, or 21.7%, for June 2021 YTD as compared to the same time periods of 2020, primarily driven by increases in investment management and trust services revenues.

The ratio of noninterest revenues to operating revenues (FTE basis), as defined in footnote 1 of Table 4 above, was 39.3% for the quarter and 38.9% for the six months ended June 30, 2021, respectively, versus 36.6% and 38.1% for the comparable periods of 2020. The increase for the year-to-date period is a function of a 5.7% increase in adjusted noninterest revenues while adjusted net interest income (FTE basis) increased 2.0%.

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

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2021	2020	2021	2020
Salaries and employee benefits	$57,892	$54,721	$115,524	$112,972
Occupancy and equipment	10,270	9,754	21,570	20,493
Data processing and communications	12,766	10,833	25,157	21,246
Amortization of intangible assets	3,246	3,524	6,597	7,191
Legal and professional fees	2,499	3,061	5,533	6,212
Business development and marketing	2,659	1,504	4,689	4,017
Acquisition expenses	4	3,372	31	3,741
Other	4,207	4,134	7,688	8,694
Total noninterest expenses	$93,543	$90,903	$186,789	$184,566
Operating expenses(1)/average assets	2.46%	2.67%	2.52%	2.89%
Efficiency ratio(2)	59.7%	58.1%	59.4%	59.3%

(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $93.5 million and $186.8 million for the second quarter and YTD periods of 2021, respectively, representing an increase of $2.6 million, or 2.9%, and an increase of $2.2 million, or 1.2%, from the prior year periods. Acquisition-related expenses of $3.4 million and $3.7 million are included in second quarter and YTD 2020 noninterest expenses, respectively. Salaries and employee benefits increased $3.2 million, or 5.8%, and $2.6 million, or 2.3%, for the second quarter and YTD periods of 2021, respectively, as compared to the corresponding periods of 2020. The increase in salaries and benefits was driven by increases in merit-related employee wages, higher payroll taxes, including increases in state-related unemployment taxes, higher employee benefit-related expenses and the Steuben acquisition. The remaining change to noninterest expenses can be attributed to occupancy and equipment (up $0.5 million for the quarter and $1.1 million YTD driven by the Steuben acquisition), data processing and communications (up $1.9 million for the quarter and $3.9 million YTD driven by the Steuben acquisition and the Company’s implementation of new customer-facing digital technologies and back office systems), amortization of intangible assets (down $0.3 million for the quarter and $0.6 million YTD), legal and professional fees (down $0.6 million for the quarter and $0.7 million YTD), business development and marketing (up $1.2 million for the quarter and $0.7 million YTD driven by the general increase in the level of business activities) and other expenses (up $0.1 million for the quarter and down $1.0 million YTD). Included in other expenses was an increase in non-service related components of the net periodic pension benefit credit (up $0.7 million for the quarter and $1.4 million YTD).

The Company’s efficiency ratio (as defined in the table above) was 59.7% for the second quarter, 1.6% unfavorable to the comparable quarter of 2020. This resulted from operating expenses (as described above) increasing 7.5%, while operating revenues (as described above) increased 4.7%. The efficiency ratio of 59.4% for the first six months of 2021 was 0.1% unfavorable compared to the first six months of 2020 due to 3.8% higher operating expenses (as described above), while operating revenues (as described above) increased by 2.6%. Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased 21 basis points versus the prior year quarter and was 37 basis points lower than the prior year-to-date period as operating expenses (as defined above) increased at a slower pace than average assets. Operating expenses (as defined above) increased 7.5% for the quarter and increased 3.8% for the year-to-date period, while average assets increased 16.3% for the quarter and increased 19.6% for the year-to-date period.

Income Taxes

The second quarter and YTD 2021 effective income tax rates were 23.1% and 20.8%, respectively, as compared to the 20.3% and 19.5% for the comparable periods of 2020. The increase in the second quarter and YTD 2021 effective income tax rates is primarily attributable to an increase in certain state income tax rates that were enacted in the second quarter of 2021. Partially offsetting this was a higher level of benefit derived from stock based compensation activity for YTD 2021. The Company recorded a $2.0 million and $1.2 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2021 and YTD 2020, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the second quarter and YTD 2021 were 23.4% and 22.4%, respectively, as compared to 20.7% and 20.8% for the comparable periods of 2020.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.06 billion at the end of the second quarter, an increase of $462.3 million from December 31, 2020 and $720.2 million higher than June 30, 2020. The carrying value of cash equivalents was $2.02 billion at the end of the second quarter, an increase of $551.0 million from December 31, 2020 and $868.4 million higher than June 30, 2020. The book value of investment securities (excluding unrealized gains and losses) of $4.08 billion at the end of the second quarter increased $609.6 million from December 31, 2020 and increased $910.5 million from June 30, 2020. During the first six months of 2021, the Company purchased $673.6 million of U.S. Treasury and agency securities with an average yield of 1.36% and $85.4 million of government agency mortgage-backed securities with an average yield of 1.75%. These additions were partially offset by $154.7 million of investment maturities, calls and principal payments during the first six months of 2021. Additionally, there was $5.2 million of net accretion on investment securities during the first six months of 2021. The effective duration of the investment securities portfolio was 7.7 years at the end of the second quarter of 2021, as compared to 7.7 years at the end of 2020 and 3.3 years at the end of the second quarter of 2020.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2021, the portfolio had a $26.3 million net unrealized loss, a decrease of $147.3 million from the net unrealized gain at December 31, 2020 and a $190.3 million decrease from the net unrealized gain at June 30, 2020. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

Table 6: Investment Securities

	June 30, 2021		December 31, 2020		June 30, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,082,187	$3,025,072	$2,423,236	$2,501,382	$2,048,199	$2,172,303
Obligations of state and political subdivisions	405,245	426,152	451,028	475,660	499,961	521,705
Government agency mortgage-backed securities	521,056	529,139	506,540	522,638	519,370	535,078
Corporate debt securities	3,000	3,094	4,499	4,635	4,509	4,577
Government agency collateralized mortgage obligations	28,490	29,282	42,476	43,577	57,939	59,453
Total available-for-sale portfolio	4,039,978	4,012,739	3,427,779	3,547,892	3,129,978	3,293,116

Equity and other Securities:
Equity securities, at fair value	251	469	251	445	251	433
Federal Home Loan Bank common stock	7,262	7,262	7,468	7,468	7,576	7,576
Federal Reserve Bank common stock	33,916	33,916	33,916	33,916	30,922	30,922
Other equity securities, at adjusted cost	2,526	3,276	4,876	5,626	4,662	5,412
Total equity and other securities	43,955	44,923	46,511	47,455	43,411	44,343

Total investments	$4,083,933	$4,057,662	$3,474,290	$3,595,347	$3,173,389	$3,337,459

Loans

As shown in Table 7, loans ended the second quarter at $7.24 billion, down $283.9 million, or 3.8%, from one year earlier and down $171.8 million, or 2.3%, from the end of 2020. The decline during the last twelve months occurred primarily in the business lending portfolio, reflective of a $219.4 million net decrease in PPP loans, along with lesser declines in the home equity, consumer direct and consumer mortgage portfolios, partially offset by an increase in the consumer indirect portfolio. The decline from the end of 2020 was also primarily in the business lending portfolio, reflective of a $187.0 million net decrease in PPP loans, along with lesser declines in the home equity and consumer direct portfolios, partially offset by increases in the consumer indirect and consumer mortgage portfolios.

Table 7: Loans

(000's omitted)	June 30, 2021		December 31, 2020		June 30, 2020
Business lending	$3,186,487	44.0%	$3,440,077	46.4%	$3,455,343	45.9%
Consumer mortgage	2,408,499	33.2%	2,401,499	32.4%	2,428,060	32.3%
Consumer indirect	1,109,504	15.3%	1,021,885	13.8%	1,056,865	14.0%
Consumer direct	148,540	2.1%	152,657	2.0%	169,228	2.2%
Home equity	391,117	5.4%	399,834	5.4%	418,543	5.6%
Total loans	$7,244,147	100.0%	$7,415,952	100.0%	$7,528,039	100.0%

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing. The business lending portfolio decreased $268.9 million, or 7.8%, from June 30, 2020, primarily driven by a $219.4 million net decrease in PPP loans primarily driven by forgiveness granted by the SBA. The portfolio decreased $253.6 million from December 31, 2020, primarily attributable to a $187.0 million net decrease in PPP loans. Additionally, ending loans in the municipal sector of the business lending portfolio decreased $45.4 million from December 31, 2020, as certain municipal customers repay short-term loans and lines of credit annually at the end of the second quarter to meet their fiscal cycle requirements and advance on new loans and lines of credit in the third quarter for the next annual fiscal cycle. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA, including lending pursuant to the 2020 Coronavirus Aid, Relief, and Security Act’s (“CARES Act”), now known as first draw loans. In addition, the Company participated in the 2021 Consolidated Appropriations Act’s (“CAA”) PPP loan program, now known as second draw loans. As of June 30, 2021, the Company’s business lending portfolio included 317 first draw PPP loans with a total balance of $72.5 million and 2,254 second draw PPP loans with a total balance of $212.3 million. This compares to 3,417 first draw PPP loans with a total balance of $470.7 million at December 31, 2020 and 3,473 first draw PPP loans with a total balance of $507.2 million at June 30, 2020.

Consumer mortgages decreased $19.6 million, or 0.8%, from one year ago and increased $7.0 million, or 0.3%, from December 31, 2020. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. During the second half of 2020, the Company sold $64.1 million of its secondary market eligible consumer mortgages as market interest rates dropped and secondary market premiums increased, which drove the decrease in outstanding balances between the comparable annual periods. Due to a change in its strategy, the Company is currently holding almost all of its new consumer mortgage production in portfolio, with only $10.9 million of consumer mortgages sold in the first half of 2021. Home equity loans decreased $27.4 million, or 6.6%, from one year ago and decreased $8.7 million, or 2.2%, from December 31, 2020. The Company continues to experience paydowns in its home equity portfolio due in part to some consumers using stimulus funds to reduce debt levels and balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $32.0 million, or 2.6%, from one year ago and increased $83.5 million, or 7.1%, from December 31, 2020 due in part to low market interest rates increasing demand. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances for the rest of 2021 remains uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first draw PPP loans continue to be forgiven by the SBA and second draw PPP loans begin to be forgiven by the SBA. The Company anticipates assisting the remainder of the Company’s first draw PPP borrowers with forgiveness requests during the third quarter of 2021 and the majority of the Company’s second draw PPP borrowers with forgiveness requests over the next few quarters. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand are presently difficult to predict.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2021 and 2020 and December 31, 2020.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(000’s omitted)	2021	2020	2020
Nonaccrual loans
Business lending	$49,877	$55,709	$5,001
Consumer mortgage	16,025	14,970	13,544
Consumer indirect	0	1	2
Consumer direct	2	3	54
Home equity	2,572	2,246	2,096
Total nonaccrual loans	68,476	72,929	20,697
Accruing loans 90+ days delinquent
Business lending	228	59	1,186
Consumer mortgage	1,259	3,051	3,651
Consumer indirect	73	219	744
Consumer direct	15	28	72
Home equity	147	565	410
Total accruing loans 90+ days delinquent	1,722	3,922	6,063
Nonperforming loans
Business lending	50,105	55,768	6,187
Consumer mortgage	17,284	18,021	17,195
Consumer indirect	73	220	746
Consumer direct	17	31	126
Home equity	2,719	2,811	2,506
Total nonperforming loans	70,198	76,851	26,760
Other real estate owned (OREO)	879	883	3,186
Total nonperforming assets	$71,077	$77,734	$29,946

Nonperforming loans / total loans	0.97%	1.04%	0.36%
Nonperforming assets / total loans and other real estate	0.98%	1.05%	0.40%
Delinquent loans (30 days old to nonaccruing) to total loans	1.22%	1.50%	0.72%
Net charge-offs to average loans outstanding (quarterly)	(0.03)%	0.07%	0.05%
Provision for credit losses to net charge-offs (quarterly)	733%	(246)%	1,074%

As displayed in Table 8, nonperforming assets at June 30, 2021 were $71.1 million, a $6.7 million decrease versus the level at the end of 2020 and a $41.1 million increase as compared to one year earlier. Nonperforming loans decreased $6.7 million from year-end 2020 and increased $43.4 million from June 30, 2020. Nonperforming loans were 0.97% of total loans outstanding at the end of the second quarter, seven basis points lower than the level at December 31, 2020 and a 61 basis point increase from the level at June 30, 2020.

With respect to the Company’s lending activities, the Company continues to consider customer forbearance requests to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, but such requests diminished significantly in the first six months of 2021. As of June 30, 2021, the Company had 12 borrowers in forbearance due to COVID-19 related financial hardship, representing $2.4 million in outstanding loan balances, or 0.03% of total loans outstanding. This compares to 74 borrowers and $66.5 million in loans outstanding in forbearance at December 31, 2020. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status.

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

Other real estate owned (“OREO”) at June 30, 2021 of $0.9 million was consistent with December 31, 2020 and decreased $2.3 million from June 30, 2020. At June 30, 2021, OREO consisted of four residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million. This compares to five residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million at December 31, 2020, and 10 residential properties with a total value of $0.7 million and three commercial properties with a value of $2.5 million at June 30, 2020.

Approximately 71% of the nonperforming loans at June 30, 2021 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans increased from the prior year due to the continued pandemic-related financial hardship experienced by certain borrowers. During the fourth quarter of 2020, several borrowers that operate in the hospitality, travel and entertainment industries requested extended forbearance agreements to mitigate the ongoing cash flow challenges of their businesses. Although the Company continued to accommodate reasonable forbearance requests for these borrowers, the Company determined that loans subject to a third forbearance would be classified as nonaccrual unless the borrower could demonstrate current cash flows or payment reserves to service their pre-forbearance payment obligations. Approximately 25% of nonperforming loans at June 30, 2021 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s market area have generally remained stable over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. Economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions and state government shutdowns of certain business activities, as well as COVID-19 related delays in foreclosure processes have caused a modest increase in nonperforming loans in the consumer mortgage portfolio as compared to one year earlier. The Company will continue to closely monitor the impact that economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses. The remaining 4% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 74% at the end of the second quarter, as compared to 79% at year-end 2020 and 241% at June 30, 2020. The decrease in this ratio between the annual quarterly periods was primarily driven by the increase in nonperforming business loans as mentioned previously, as well as improving economic conditions, very low levels of net charge-off levels in recent periods and the decline in delinquent loan balances over the past six months.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.22% at the end of the second quarter, 28 basis points below the 1.50% at year-end 2020 and 50 basis points above the 0.72% at June 30, 2020. The business lending delinquency ratio at the end of the second quarter was 16 basis points below the level at December 31, 2020 and 135 basis points above the level at June 30, 2020, largely attributable to the aforementioned pandemic-related hardship experienced by certain loan customers. The delinquency rates for the consumer mortgage, consumer indirect, consumer direct and home equity portfolios all decreased as compared to the levels at December 31, 2020 and June 30, 2020. The Company believes the decreases in consumer delinquent loan levels was supported by the extraordinary Federal and State Government financial assistance that has been provided to consumers throughout the pandemic.

Prediction of future delinquency and credit loss performance is extremely difficult given the uncertainties centering around the evolution of the virus, including the spread of the Delta variant, the efficacy of vaccination programs, the related pace of the full resumption of business activities, and the trajectory of the economic recovery as government assistance programs are phased out. Due to the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention and economic conditions return to a more normalized state.

Table 9: Allowance for Credit Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$55,069	$55,652	$60,869	$49,911
Impact of adopting ASC 326	0	0	0	1,357
Charge-offs:
Business lending	2	7	53	183
Consumer mortgage	142	234	242	420
Consumer indirect	750	1,431	2,149	3,510
Consumer direct	195	341	513	874
Home equity	17	81	115	154
Total charge-offs	1,106	2,094	3,072	5,141
Recoveries:
Business lending	288	132	382	270
Consumer mortgage	9	36	19	44
Consumer indirect	1,183	833	2,429	1,996
Consumer direct	213	171	444	353
Home equity	5	12	9	18
Total recoveries	1,698	1,184	3,283	2,681

Net charge-offs	(592)	910	(211)	2,460
Allowance for credit losses on acquired PCD loans	0	528	0	528
Provision for credit losses related to loans	(3,911)	5,966	(9,330)	11,900
Provision for credit losses related to acquisition	0	3,201	0	3,201

Allowance for credit losses at end of period	$51,750	$64,437	$51,750	$64,437

Liabilities for off-balance-sheet credit exposures at beginning of period	$1,189	$845	$1,489	$0
Impact of adopting ASC 326	0	0	0	1,185
Provision for credit losses related to off-balance-sheet credit exposures from acquisition	0	67	0	67
Provision for credit losses related to off-balance-sheet credit exposures	(427)	540	(727)	200
Liabilities for off-balance-sheet credit exposures at end of period	$762	$1,452	$762	$1,452
Allowance for credit losses / total loans	0.71%	0.86%	0.71%	0.86%
Allowance for credit losses / nonperforming loans	74%	241%	74%	241%
Net charge-offs (annualized) to average loans outstanding:
Business lending	(0.03)%	(0.02)%	(0.02)%	(0.01)%
Consumer mortgage	0.02%	0.03%	0.02%	0.03%
Consumer indirect	(0.16)%	0.23%	(0.05)%	0.28%
Consumer direct	(0.05)%	0.39%	0.09%	0.58%
Home equity	0.01%	0.07%	0.05%	0.07%
Total loans	(0.03)%	0.05%	(0.01)%	0.07%

As displayed in Table 9, net recoveries during the second quarter of 2021 were $0.6 million, a $1.5 million favorable change from the second quarter of 2020 net charge-offs of $0.9 million. Net recoveries for the six months ended June 30, 2021 were $0.2 million, a $2.7 million favorable change from the $2.5 million of net charge-offs during the first six months of 2020. All portfolios experienced lower levels of net charge-offs for the second quarter and YTD periods of 2021 as compared to the corresponding periods of 2020. The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter of 2021 was (0.03%), eight basis points lower than the second quarter of 2020. Net charge-off ratios for the second quarter of 2021 for all loan portfolios were below the Company’s average for the trailing eight quarters. The June YTD annualized net charge-off ratio of (0.01%) for total loans was eight basis points lower than it was for the equivalent prior year period.

The Company recorded a $4.3 million net benefit in the provision for credit losses in the second quarter, including a $0.4 million reversal of credit loss expense related to off-balance sheet credit exposures. Exclusive of the $3.2 million of acquisition-related provision due to the Steuben transaction recorded in the second quarter of 2020, the second quarter provision for credit losses was $10.9 million lower than the equivalent prior year period. The allowance for credit losses of $51.8 million as of June 30, 2021 decreased $12.7 million from the level one year ago. At the end of the second quarter of 2020, unemployment was high and economic forecasts reflected continued weakness due to the state of the COVID-19 pandemic. In addition, 3,700 of the Company’s borrowers with approximately $700 million of loans outstanding were in pandemic-related payment deferral. The combination of these factors drove a significant increase in expected life of loan losses. Conversely, during the second quarter of 2021, economic forecasts were considerably more favorable due to the state of the post-vaccine economic recovery and only twelve borrowers with $2.4 million of loans outstanding remained on pandemic-related payment deferral, which drove expected life of loan losses down significantly, resulting in an allowance for credit losses to total loans ratio of 0.71% at June 30, 2021, 15 basis points lower than the level at June 30, 2020 and 11 basis points lower than the level at December 31, 2020.

Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2021, the net purchase discount related to the $1.19 billion of remaining non-PCD loan balances acquired from prior period acquisitions was approximately $9.7 million, or 0.82% of that portfolio.

Deposits

As shown in Table 10, average deposits of $12.30 billion in the second quarter were $2.19 billion, or 21.7%, higher than the second quarter of 2020, primarily due to larger than anticipated net inflows of funds related to government stimulus and PPP programs and the addition of acquired Steuben deposit liabilities during the second quarter of 2020. The Company acquired $516.3 million of deposits in the Steuben acquisition, including $419.8 million of non-time deposits and $96.5 million of time deposits. Total average deposit balances increased $1.09 billion, or 9.7%, from the fourth quarter of last year, due to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. Average noninterest checking deposits as a percentage of average total deposits was 30.2% in the second quarter compared to 29.3% in the second quarter of 2020 and 29.9% in the fourth quarter of last year. Non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 92.1% of the Company’s deposit funding base, while time deposits represent 7.9% of total average deposits. The quarterly average cost of deposits was 0.10% for the second quarter of 2021, compared to 0.12% for the fourth quarter of 2020 and 0.17% in the second quarter of 2020, reflective of market-driven decreases in deposit interest rates between the periods and an increase in the proportion of average noninterest checking deposits. The Company continues to focus on expanding its core deposit relationship base through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the second quarter of 2021 increased $890.9 million, or 9.0%, versus the fourth quarter of 2020 and increased $1.78 billion, or 19.9%, versus the year-earlier period. Average public fund deposits for the second quarter increased $200.4 million, or 15.1%, from the fourth quarter of 2020 and increased $406.2 million, or 36.1%, from the second quarter of 2020. Average public fund deposits as a percentage of total average deposits increased from 11.1% in the second quarter of 2020 to 12.4% in the second quarter of 2021.

Table 10: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2021	2020	2020
Noninterest checking deposits	$3,719,592	$3,356,156	$2,964,717
Interest checking deposits	3,192,123	2,791,708	2,486,457
Savings deposits	2,161,716	1,916,715	1,693,910
Money market deposits	2,253,280	2,209,455	2,050,818
Time deposits	974,510	935,886	915,116
Total deposits	$12,301,221	$11,209,920	$10,111,018

Nonpublic fund deposits	$10,769,929	$9,878,990	$8,985,941
Public fund deposits	1,531,292	1,330,930	1,125,077
Total deposits	$12,301,221	$11,209,920	$10,111,018

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2021 totaled $6.2 million. This was $81.1 million, or 92.9%, lower than borrowings at December 31, 2020 and $94.6 million, or 93.8%, below the level at the end of the second quarter of 2020. The decrease from the prior year second quarter was primarily due the redemption of the trust preferred subordinated debt held by Community Capital Trust IV (“CCT IV”), an unconsolidated subsidiary trust, during the first quarter of 2021, the redemption of certain subordinated notes payable acquired from the Kinderhook acquisition during the fourth quarter of 2020 and a decrease in other FHLB borrowings. The decrease from the fourth quarter of 2020 was primarily related to the aforementioned redemption of the trust preferred subordinated debt held by CCT IV and a decrease in other FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $194.9 million at the end of the second quarter of 2021, a decrease of $89.1 million from December 31, 2020 due primarily to the seasonal characteristics of this portfolio, and were $26.4 million above their level at June 30, 2020.

Shareholders’ Equity

Total shareholders’ equity was $2.06 billion at the end of the second quarter, down $43.0 million from the balance at December 31, 2020. The decrease was driven by $110.5 million of other comprehensive loss, net of tax, and dividends declared of $45.2 million, partially offset by net income of $100.8 million, net activity under the Company’s employee stock plan of $8.7 million, and $3.2 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $111.9 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as market interest rates increased between the periods, partially offset by a positive $1.4 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $20.2 million, as a decrease in the market value adjustment on investments and dividends declared more than offset net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.36% at the end of the second quarter, down 80 basis points from year-end 2020 and 143 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2020 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, decreasing 0.3%, primarily from the redemption of $75.0 million of junior subordinated debt partially offset by net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 8.2%, primarily due to continued inflows of customer deposits as a result of government stimulus programs. The Tier 1 leverage ratio decreased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 4.0% primarily due to earnings retention, while average assets excluding intangibles and the market value adjustment on investments, increased 19.9% primarily due to government stimulus-related funding inflows, PPP lending and the acquisition of Steuben. The net tangible equity-to-assets ratio (a non-GAAP measure) of 9.02% decreased 90 basis points from December 31, 2020 and decreased 106 basis points versus June 30, 2020 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity ratio over the past 12 months was primarily driven by a $1.37 billion, or 10.8%, increase in tangible assets due to the aforementioned government stimulus-related funding inflows, as well as a $144.6 million decline in the after-tax market value adjustment on the Company’s available-for-sale investment securities portfolio due to higher market interest rates and changes in the composition of the portfolio.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2021 was 44.9%, compared to 57.5% for the six months ended June 30, 2020. Dividends declared for the first six months of 2021 increased 4.3% compared to the first six months of 2020, as the Company’s quarterly dividend per share was raised from $0.41 to $0.42 in August 2020, while net income increased 33.7% versus the equivalent year-to-date period due in most part to a significantly lower provision for credit losses. The 2020 dividend increase marked the Company’s 28th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding increased 0.8% over the last twelve months, primarily related to activity in the Company’s employee stock plans.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at June 30, 2021.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At June 30, 2021, the Bank had $2.21 billion of cash and cash equivalents of which $2.02 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.64 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $249.5 million of funding availability at the Federal Reserve Bank’s discount window. Additionally, the Company has $2.07 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of June 30, 2021, this ratio was 24.9% for 30-days and 25.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of June 30, 2021, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2021 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of a decline in housing or vehicle prices, higher unemployment rates, labor shortages, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations;  (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (13) changes in consumer spending, borrowing and savings habits;  (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations;  (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (19) the ability to maintain and increase market share and control expenses;  (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19;  (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2021	2020	2021	2020
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$47,944	$35,248	$100,794	$75,382
Income taxes	14,416	8,964	26,524	18,249
Income before income taxes	62,360	44,212	127,318	93,631
Provision for credit losses	(4,338)	9,774	(10,057)	15,368
Pre-tax, pre-provision net revenue (non-GAAP)	58,022	53,986	117,261	108,999
Acquisition expenses	4	3,372	31	3,741
Unrealized (gain) loss on equity securities	0	(12)	(24)	18
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$58,026	$57,346	$117,268	$112,758

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.88	$0.66	$1.85	$1.43
Income taxes	0.26	0.17	0.49	0.34
Income before income taxes	1.14	0.83	2.34	1.77
Provision for credit losses	(0.08)	0.19	(0.19)	0.29
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.06	1.02	2.15	2.06
Acquisition expenses	0.00	0.06	0.00	0.07
Unrealized (gain) loss on equity securities	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.06	$1.08	$2.15	$2.13

Net income
Net income (GAAP)	$47,944	$35,248	$100,794	$75,382
Acquisition expenses	4	3,372	31	3,741
Tax effect of acquisition expenses	(1)	(684)	(6)	(753)
Subtotal (non-GAAP)	47,947	37,936	100,819	78,370
Acquisition-related provision for credit losses	0	3,201	0	3,201
Tax effect of acquisition-related provision for credit losses	0	(649)	0	(649)
Subtotal (non-GAAP)	47,947	40,488	100,819	80,922
Unrealized (gain) loss on equity securities	0	(12)	(24)	18
Tax effect of unrealized (gain) loss on equity securities	0	2	4	(4)
Operating net income (non-GAAP)	47,947	40,478	100,799	80,936
Amortization of intangibles	3,246	3,524	6,597	7,191
Tax effect of amortization of intangibles	(750)	(714)	(1,375)	(1,403)
Subtotal (non-GAAP)	50,443	43,288	106,021	86,724
Acquired non-impaired loan accretion	(1,169)	(1,365)	(2,271)	(2,830)
Tax effect of acquired non-impaired loan accretion	270	277	475	552
Adjusted net income (non-GAAP)	$49,544	$42,200	$104,225	$84,446

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2021	2020	2021	2020
Return on average assets
Adjusted net income (non-GAAP)	$49,544	$42,200	$104,225	$84,446
Average total assets	14,720,084	12,652,200	14,440,438	12,069,792
Adjusted return on average assets (non-GAAP)	1.35%	1.34%	1.46%	1.41%

Return on average equity
Adjusted net income (non-GAAP)	$49,544	$42,200	$104,225	$84,446
Average total equity	2,001,731	2,009,996	2,034,082	1,956,083
Adjusted return on average equity (non-GAAP)	9.93%	8.44%	10.33%	8.68%

Earnings per common share
Diluted earnings per share (GAAP)	$0.88	$0.66	$1.85	$1.43
Acquisition expenses	0.00	0.06	0.00	0.07
Tax effect of acquisition expenses	0.00	(0.01)	0.00	(0.02)
Subtotal (non-GAAP)	0.88	0.71	1.85	1.48
Acquisition-related provision for credit losses	0.00	0.06	0.00	0.06
Tax effect of acquisition-related provision for credit losses	0.00	(0.01)	0.00	(0.01)
Subtotal (non-GAAP)	0.88	0.76	1.85	1.53
Unrealized (gain)loss on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized (gain)loss on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.88	0.76	1.85	1.53
Amortization of intangibles	0.06	0.07	0.12	0.14
Tax effect of amortization of intangibles	(0.01)	(0.01)	(0.03)	(0.02)
Subtotal (non-GAAP)	0.93	0.82	1.94	1.65
Acquired non-impaired loan accretion	(0.02)	(0.03)	(0.04)	(0.06)
Tax effect of acquired non-impaired loan accretion	0.00	0.01	0.01	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.91	$0.80	$1.91	$1.60

Noninterest operating expenses
Noninterest expenses (GAAP)	$93,543	$90,903	$186,789	$184,566
Amortization of intangibles	(3,246)	(3,524)	(6,597)	(7,191)
Acquisition expenses	(4)	(3,372)	(31)	(3,741)
Total adjusted noninterest expenses (non-GAAP)	$90,293	$84,007	$180,161	$173,634

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$90,293	$84,007	$180,161	$173,634
Fully tax-equivalent net interest income	92,969	92,966	187,826	184,052
Noninterest revenues	59,460	52,938	117,991	111,560
Acquired non-impaired loan accretion	(1,169)	(1,365)	(2,271)	(2,830)
Unrealized (gain)loss on equity securities	0	(12)	(24)	18
Operating revenues (non-GAAP) - denominator	$151,260	$144,527	$303,522	$292,800
Efficiency ratio (non-GAAP)	59.7%	58.1%	59.4%	59.3%

	June 30,	December 31,	June 30,
(000's omitted)	2021	2020	2020
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$14,801,287	$13,931,094	$13,444,217
Intangible assets	(842,672)	(846,648)	(852,761)
Deferred taxes on intangible assets	44,072	44,370	45,094
Total tangible assets (non-GAAP)	$14,002,687	$13,128,816	$12,636,550

Total common equity
Shareholders' Equity (GAAP)	$2,061,100	$2,104,107	$2,081,315
Intangible assets	(842,672)	(846,648)	(852,761)
Deferred taxes on intangible assets	44,072	44,370	45,094
Total tangible common equity (non-GAAP)	$1,262,500	$1,301,829	$1,273,648

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,262,500	$1,301,829	$1,273,648
Total tangible assets (non-GAAP) - denominator	$14,002,687	$13,128,816	$12,636,550
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	9.02%	9.92%	10.08%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 88% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipal and corporate bonds account for 11% of the total portfolio, of which, 98% carry a minimum rating of A-. The remaining 1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using June 30, 2021 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 0.6% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.4% over the next twelve months.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that all of the remaining PPP loans originated during 2020 will be forgiven and full repayment of the balances would occur over the next 6 months. The PPP loans originated in 2021 under the “Second Draw” are generally projected to be repaid over the next 14 months. All other loan balances, are generally projected to increase modestly throughout the forecast period.

●	As of June 30, 2021 cash equivalents were just over $2.0 billion. The model assumes approximately 40% of the excess cash and cash flows from investment contractual maturities and prepayments estimated at $950 million are to be invested in long-term securities over the next six months.

●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to levels experienced during the 3rd quarter of 2020 as a result of COVID-19.

Net Interest Income Sensitivity Model

Calculated annualized increase (decrease)
in projected net interest
income at June 30, 2021
Interest rate scenario	(000’s omitted)
+200 basis points	$19,014
+100 basis points	$9,110
-100 basis points	$(2,991)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1, including a litigation related accrual for $3.0 million in 2020. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2021:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2021	777	$78.00	0	2,680,000
May 1-31, 2021	0	0.00	0	2,680,000
June 1-30, 2021	0	0.00	0	2,680,000
Total (1)	777	$78.00

(1)	Included in the common shares repurchased were 777 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (1)
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: August 9, 2021	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: August 9, 2021	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer