Form 10-Q
period 2021-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2021-11-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,931,054 shares of Common Stock, $1.00 par value per share, were outstanding on October 31, 2021.

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$2,322,661	$1,645,805
Available-for-sale investment securities (cost of $4,406,878 and $3,427,779, respectively)	4,358,371	3,547,892
Equity and other securities (cost of $44,069 and $46,511, respectively)	45,027	47,455
Loans held for sale, at fair value	117	1,622
Loans	7,282,582	7,415,952
Allowance for credit losses	(49,499)	(60,869)
Net loans	7,233,083	7,355,083

Goodwill, net	799,127	793,708
Core deposit intangibles, net	10,165	13,831
Other intangibles, net	58,812	39,109
Intangible assets, net	868,104	846,648

Premises and equipment, net	160,776	165,655
Accrued interest and fees receivable	34,072	39,031
Other assets	308,887	281,903

Total assets	$15,331,098	$13,931,094

Liabilities:
Noninterest-bearing deposits	$3,864,951	$3,361,768
Interest-bearing deposits	8,858,870	7,863,206
Total deposits	12,723,821	11,224,974

Securities sold under agreement to repurchase, short-term	316,763	284,008
Other Federal Home Loan Bank borrowings	2,912	6,658
Subordinated notes payable	3,283	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Accrued interest and other liabilities	214,385	230,724
Total liabilities	13,261,164	11,826,987

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,071,989 and 53,754,599 shares issued, respectively	54,072	53,755
Additional paid-in capital	1,039,146	1,025,163
Retained earnings	1,037,936	960,183
Accumulated other comprehensive (loss) income	(63,826)	62,077
Treasury stock, at cost (146,002 shares, including 145,987 shares held by deferred compensation arrangements at September 30, 2021 and 161,472 shares including 161,457 shares held by deferred compensation arrangements at December 31, 2020, respectively)	(5,693)	(6,198)
Deferred compensation arrangements (145,987 and 161,457 shares, respectively)	8,299	9,127
Total shareholders’ equity	2,069,934	2,104,107

Total liabilities and shareholders’ equity	$15,331,098	$13,931,094

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$75,825	$79,646	$231,446	$236,931
Interest and dividends on taxable investments	17,361	14,881	49,325	45,633
Interest and dividends on nontaxable investments	2,480	2,963	7,920	9,113
Total interest income	95,666	97,490	288,691	291,677

Interest expense:
Interest on deposits	2,822	3,655	8,897	13,373
Interest on borrowings	195	292	716	1,280
Interest on subordinated notes payable	38	184	115	553
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	394	293	1,501
Total interest expense	3,055	4,525	10,021	16,707

Net interest income	92,611	92,965	278,670	274,970
Provision for credit losses	(944)	1,945	(11,001)	17,313
Net interest income after provision for credit losses	93,555	91,020	289,671	257,657

Noninterest revenues:
Deposit service fees	15,442	14,260	43,758	42,722
Mortgage banking	460	3,908	1,479	6,199
Other banking services	996	924	2,830	2,574
Employee benefit services	29,923	25,159	83,933	74,593
Insurance services	9,176	8,531	25,538	24,772
Wealth management services	8,322	6,889	24,748	20,389
Unrealized (loss) gain on equity securities	(10)	(12)	14	(30)
Total noninterest revenues	64,309	59,659	182,300	171,219

Noninterest expenses:
Salaries and employee benefits	62,883	57,280	178,407	170,252
Occupancy and equipment	9,867	10,134	31,437	30,627
Data processing and communications	12,966	12,096	38,123	33,342
Amortization of intangible assets	3,703	3,581	10,300	10,772
Legal and professional fees	3,352	2,365	8,885	8,577
Business development and marketing	2,383	3,145	7,071	7,162
Litigation accrual	(100)	2,950	(100)	2,950
Acquisition expenses	102	796	133	4,537
Other expenses	5,280	4,619	12,969	13,313
Total noninterest expenses	100,436	96,966	287,225	281,532

Income before income taxes	57,428	53,713	184,746	147,344
Income taxes	12,092	10,904	38,616	29,153
Net income	$45,336	$42,809	$146,130	$118,191

Basic earnings per share	$0.84	$0.80	$2.70	$2.23
Diluted earnings per share	$0.83	$0.79	$2.68	$2.22

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$911	$820	$2,733	$2,460
Tax effect	(219)	(197)	(657)	(591)
Amortization of actuarial losses included in net periodic pension cost, net	692	623	2,076	1,869
Amortization of prior service cost included in net periodic pension cost, gross	50	15	150	46
Tax effect	(12)	(4)	(36)	(11)
Amortization of prior service cost included in net periodic pension cost, net	38	11	114	35
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	730	634	2,190	1,904

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains arising during period, gross	(21,268)	(8,821)	(168,621)	121,439
Tax effect	5,112	2,118	40,528	(29,155)
Net unrealized holding (losses) gains arising during period, net	(16,156)	(6,703)	(128,093)	92,284
Other comprehensive (loss) income related to unrealized gains (losses) on available-for-sale securities, net of taxes	(16,156)	(6,703)	(128,093)	92,284
Other comprehensive (loss) income, net of tax	(15,426)	(6,069)	(125,903)	94,188
Net income	45,336	42,809	146,130	118,191
Comprehensive income	$29,910	$36,740	$20,227	$212,379

	As of
	September 30,	December 31,
	2021	2020
Accumulated Other Comprehensive (Loss) Income By Component:

Unrealized (loss) for pension and other post-retirement obligations	$(35,384)	$(38,267)
Tax effect	8,701	9,394
Net unrealized (loss) for pension and other post-retirement obligations	(26,683)	(28,873)

Unrealized (loss) gain on available-for-sale securities	(48,507)	120,114
Tax effect	11,364	(29,164)
Net unrealized (loss) gain on available-for-sale securities	(37,143)	90,950

Accumulated other comprehensive (loss) income	$(63,826)	$62,077

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2021 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

Net income				45,336				45,336

Other comprehensive loss, net of tax					(15,426)			(15,426)

Dividends declared:
Common, $0.43 per share				(23,142)				(23,142)

Common stock activity under employee stock plans	8,122	8	464					472

Stock-based compensation			1,594					1,594

Treasury stock issued to benefit plans, net	(830)					(61)	61	0

Balance at September 30, 2021	53,925,987	$54,072	$1,039,146	$1,037,936	$(63,826)	$(5,693)	$8,299	$2,069,934

Balance at June 30, 2020	53,514,216	$53,672	$1,019,291	$916,002	$90,031	$(6,066)	$8,995	$2,081,925

Net income				42,809				42,809

Other comprehensive loss, net of tax					(6,069)			(6,069)

Cash dividends declared:
Common, $0.42 per share				(22,538)				(22,538)

Common stock activity under employee stock plans	24,584	26	1,092					1,118

Stock-based compensation			1,415					1,415

Treasury stock issued to benefit plans, net	(1,207)					(65)	65	0

Balance at September 30, 2020	53,537,593	$53,698	$1,021,798	$936,273	$83,962	$(6,131)	$9,060	$2,098,660

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2021 and 2020

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Arrangements	Total

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				146,130				146,130

Other comprehensive loss, net of tax					(125,903)			(125,903)

Cash dividends declared:
Common, $1.27 per share				(68,377)				(68,377)

Common stock activity under employee stock plans	317,390	317	8,824					9,141

Stock-based compensation			4,836					4,836

Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock issued to benefit plans, net	(2,619)					(189)	189	0

Balance at September 30, 2021	53,925,987	$54,072	$1,039,146	$1,037,936	$(63,826)	$(5,693)	$8,299	$2,069,934

Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234

Net income				118,191				118,191

Other comprehensive income, net of tax					94,188			94,188

Cumulative effect of change in accounting Principle - Current Expected Credit Losses				1,140				1,140

Cash dividends declared:
Common, $1.24 per share				(65,909)				(65,909)

Common stock activity under employee stock ownership plans	359,934	360	13,781					14,141

Stock-based compensation			4,648					4,648

Stock issued for acquisition	1,363,259	1,363	75,579					76,942

Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0

Treasury stock issued to benefit plans, net	(2,020)		38			(157)	204	85

Balance at September 30, 2020	53,537,593	$53,698	$1,021,798	$936,273	$83,962	$(6,131)	$9,060	$2,098,660

The accompanying notes are an integral part of the consolidated financial statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$146,130	$118,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,898	11,946
Amortization of intangible assets	10,300	10,772
Net accretion on securities, loans and borrowings	(17,260)	(7,954)
Stock-based compensation	4,836	4,648
Provision for credit losses	(11,001)	17,313
Amortization of mortgage servicing rights	397	266
Unrealized (gain) loss on equity securities	(14)	30
Income from bank-owned life insurance policies	(1,500)	(1,398)
Net gain on sale of loans and other assets	(408)	(1,633)
Change in other assets and other liabilities	9,646	(26,944)
Net cash provided by operating activities	153,024	125,237
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	313,913	219,503
Proceeds from maturities and redemptions of equity and other investment securities	2,652	436
Purchases of available-for-sale investment securities	(1,284,544)	(91,381)
Purchases of equity and other securities	(210)	(3,064)
Net decrease (increase) in loans	141,491	(228,235)
Cash (paid) received for acquisitions, net of cash acquired of $541 and $55,973, respectively	(29,329)	34,360
Purchases of premises and equipment, net	(10,196)	(8,727)
Real estate tax credit investments	(586)	(1,071)
Net cash used in investing activities	(866,809)	(78,179)
Financing activities:
Net increase in deposits	1,498,847	1,609,349
Net decrease in borrowings	29,009	28,690
Payments on subordinated debt held by unconsolidated subsidiary trusts	(77,320)	(2,062)
Issuance of common stock	9,141	14,141
Purchases of treasury stock	(189)	(204)
Sales of treasury stock	0	85
Increase in deferred compensation arrangements	189	204
Cash dividends paid	(67,823)	(64,593)
Withholding taxes paid on share-based compensation	(1,213)	(1,177)
Net cash provided by financing activities	1,390,641	1,584,433
Change in cash and cash equivalents	676,856	1,631,491
Cash and cash equivalents at beginning of period	1,645,805	205,030
Cash and cash equivalents at end of period	$2,322,661	$1,836,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,722	$16,927
Cash paid for income taxes	34,067	28,705

Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,249	22,658
Transfers from loans to other real estate	281	1,192

Acquisitions:
Common stock issued	0	76,942
Fair value of assets acquired, excluding acquired cash and intangibles	1,324	547,654
Fair value of liabilities assumed	1,101	529,177

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2021 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021.

NOTE B: ACQUISITIONS

Subsequent Event

On October 4, 2021, the Company announced that it had entered into an agreement to acquire Elmira Savings Bank ("Elmira"), a twelve branch banking franchise headquartered in Elmira, New York, for $82.8 million in cash. The acquisition will enhance the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. Elmira had total assets of $648.7 million, total deposits of $551.2 million, and net loans of $465.3 million at June 30, 2021. The Company expects to complete the acquisition in the first quarter of 2022, subject to customary closing conditions, including approval by the shareholders of Elmira and required regulatory approval.

Current and Prior Period Acquisitions

On August 2, 2021, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and direct expenses of approximately $0.2 million from TGA were included in the consolidated income statement for the three and nine months ended September 30, 2021.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach. That measure is based on significant Level 3 inputs not readily observable in the market. Key assumptions include (1) a discount range of 0.82% to 1.09%, and (2) probability adjusted level of retained revenue between $2.3 million and $3.8 million.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc., completed its acquisition of Fringe Benefits Design of Minnesota, Inc. ("FBD") for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $1.4 million and direct expenses of approximately $1.1 million from FBD were included in the consolidated income statement for the three and nine months ended September 30, 2021.

The acquisition of FBD includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of FBD over a two-year period. Amounts are payable three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.7 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the income approach. That measure is based on significant Level 3 inputs not readily observable in the market. Key assumptions include (1) a discount rate of 1.05%, and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of NuVantage Insurance Corp. ("NuVantage"), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and $0.4 million and direct expenses of approximately $0.3 million from NuVantage were included in the consolidated income statement for the three and nine months ended September 30, 2021, respectively.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it had already operated. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $3.3 million and $9.8 million, and direct expenses, which may not include certain shared expenses, of approximately $1.4 million and $3.9 million from Steuben were included in the consolidated income statement for the three and nine months ended September 30, 2021. The Company incurred certain one-time, transaction-related costs in 2020 in connection with the Steuben acquisition.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. Through the third quarter of 2021, the carrying amount of other liabilities associated with the Steuben acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Steuben acquisition decreased $0.3 million as a result of this adjustment.

The acquisitions expanded the Company’s geographical presence in New York, Florida, Massachusetts, and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2021				2020
(000s omitted)	TGA	FBD	NuVantage	Total	Steuben
Consideration:
Cash	$11,620	$15,350	$2,900	$29,870	$21,613
Community Bank System, Inc. common stock	0	0	0	0	76,942
Contingent consideration	1,500	1,400	0	2,900	0
Total net consideration	13,120	16,750	2,900	32,770	98,555
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	541	0	541	55,973
Investment securities	0	0	0	0	180,497
Loans, net of allowance for credit losses on PCD loans	0	0	0	0	339,017
Premises and equipment, net	279	282	199	760	7,764
Accrued interest and fees receivable	0	0	0	0	2,701
Other assets	0	564	0	564	17,675
Core deposit intangibles	0	0	0	0	2,928
Other intangibles	10,900	14,000	1,437	26,337	1,196
Deposits	0	0	0	0	(516,274)
Other liabilities	(229)	(698)	(174)	(1,101)	(4,841)
Other Federal Home Loan Bank borrowings	0	0	0	0	(6,000)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	0	(2,062)
Total identifiable assets, net	10,950	14,689	1,462	27,101	78,574
Goodwill	$2,170	$2,061	$1,438	$5,669	$19,981

The Company acquired loans from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (purchased credit deteriorated (“PCD”) loans). PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses. There were no investment securities acquired from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$35,906
Allowance for credit losses at acquisition	(668)
Non-credit premium at acquisition	103
Fair value of PCD loans at acquisition	$35,341

Acquired loans that are deemed to not have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses. The following is a summary of the remaining loans acquired from Steuben for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination at the date of acquisition:

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

The fair value of checking, savings, and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

The core deposit intangibles and other intangibles related to the Steuben and NuVantage acquisitions are being amortized using an accelerated method over their estimated useful life of eight years. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben acquisition, the All Other segment for the NuVantage and TGA acquisitions, and the Employee Benefit Services segment for the FBD acquisition. Goodwill arising from the Steuben and FBD acquisitions is not deductible for tax purposes. Goodwill arising from the NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.1 million during the three and nine months ended September 30, 2021 and amounted to $0.8 million and $4.5 million during the three and nine months ended September 30, 2020, respectively, and have been separately stated in the consolidated statements of income.

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

The pro forma information set forth below reflects the historical results of Steuben combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles. Acquisition-related expenses totaling $0.8 million and $4.4 million for the three and nine months ended September 30, 2020 related to Steuben were included in the pro forma information as if they were incurred in the first quarter of 2019.

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

The extent to which the novel coronavirus (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021, $33.9 million of accounts receivable, including $8.5 million of unbilled fee revenue, and $3.1 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2020, $30.3 million of accounts receivable, including $7.7 million of unbilled fee revenue, and $1.4 million of unearned revenue was recorded in the consolidated statements of condition.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33- 10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments in this update are effective upon addition to the FASB Codification and the Company determined that this guidance does not have a material impact on the Company’s consolidated financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,467,053	$44,279	$118,072	$3,393,260	$2,423,236	$94,741	$16,595	$2,501,382
Obligations of state and political subdivisions	404,531	17,654	220	421,965	451,028	24,632	0	475,660
Government agency mortgage-backed securities	503,548	11,232	4,104	510,676	506,540	16,280	182	522,638
Corporate debt securities	8,000	84	6	8,078	4,499	137	1	4,635
Government agency collateralized mortgage obligations	23,746	647	1	24,392	42,476	1,111	10	43,577
Total available-for-sale portfolio	$4,406,878	$73,896	$122,403	$4,358,371	$3,427,779	$136,901	$16,788	$3,547,892

Equity and other Securities:
Equity securities, at fair value	$251	$208	$0	$459	$251	$194	$0	$445
Federal Home Loan Bank common stock	7,251	0	0	7,251	7,468	0	0	7,468
Federal Reserve Bank common stock	33,916	0	0	33,916	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,651	750	0	3,401	4,876	750	0	5,626
Total equity and other securities	$44,069	$958	$0	$45,027	$46,511	$944	$0	$47,455

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	38	$1,223,230	$41,243	8	$579,793	$76,829	46	$1,803,023	$118,072
Obligations of state and political subdivisions	21	16,608	220	0	0	0	21	16,608	220
Government agency mortgage-backed securities	117	169,915	3,528	20	18,069	576	137	187,984	4,104
Corporate debt securities	1	4,994	6	0	0	0	1	4,994	6
Government agency collateralized mortgage obligations	5	1,088	1	1	73	0	6	1,161	1
Total available-for-sale investment portfolio	182	$1,415,835	$44,998	29	$597,935	$77,405	211	$2,013,770	$122,403

As of December 31, 2020

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$831,015	$16,595	0	$0	$0	13	$831,015	$16,595
Obligations of state and political subdivisions	1	358	0	0	0	0	1	358	0
Government agency mortgage-backed securities	89	75,992	182	2	14	0	91	76,006	182
Corporate debt securities	1	1,001	1	0	0	0	1	1,001	1
Government agency collateralized mortgage obligations	13	5,246	10	1	0	0	14	5,246	10
Total available-for-sale investment portfolio	117	$913,612	$16,788	3	$14	$0	120	$913,626	$16,788

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions and corporations carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2021 represents credit losses and no unrealized losses have been recognized into credit loss expense. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of September 30, 2021. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $12.5 million at September 30, 2021 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
(000’s omitted)	Cost	Value
Due in one year or less	$187,457	$189,642
Due after one through five years	693,642	715,779
Due after five years through ten years	1,506,410	1,515,582
Due after ten years	1,492,075	1,402,300
Subtotal	3,879,584	3,823,303
Government agency mortgage-backed securities	503,548	510,676
Government agency collateralized mortgage obligations	23,746	24,392
Total	$4,406,878	$4,358,371

Investment securities with a carrying value of $2.48 billion and $2.03 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $475.0 million and $473.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2021 and December 31, 2020, respectively. All securities sold under agreement to repurchase as of September 30, 2021 and December 31, 2020 have an overnight and continuous maturity.

NOTE E: LOANS

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2021	2020
Business lending	$3,092,177	$3,440,077
Consumer mortgage	2,470,974	2,401,499
Consumer indirect	1,168,378	1,021,885
Consumer direct	155,602	152,657
Home equity	395,451	399,834
Gross loans, including deferred origination costs	7,282,582	7,415,952
Allowance for credit losses	(49,499)	(60,869)
Loans, net of allowance for credit losses	$7,233,083	$7,355,083

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including PCD loans, by segment as of September 30, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,109	$148	$47,820	$53,077	$3,039,100	$3,092,177
Consumer mortgage	8,869	1,288	15,605	25,762	2,445,212	2,470,974
Consumer indirect	8,638	131	0	8,769	1,159,609	1,168,378
Consumer direct	608	19	1	628	154,974	155,602
Home equity	1,991	288	2,541	4,820	390,631	395,451
Total	$25,215	$1,874	$65,967	$93,056	$7,189,526	$7,282,582

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

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at September 30, 2021 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status. Certain loans under extended pandemic-related forbearance were reclassified to nonaccrual status.

No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2021 and 2020. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income in both periods.

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated although the loan performs as agreed. Loss may be incurred at some future date, if conditions deteriorate further.
Classified	The condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate and incur loss, if deficiencies are not corrected.
Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2021 and December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$418,709	$365,951	$339,050	$261,444	$179,753	$624,089	$501,995	$2,690,991
Special mention	4,877	12,376	11,965	39,450	34,331	64,406	26,468	193,873
Classified	788	1,797	20,851	47,749	25,280	74,205	34,856	205,526
Doubtful	0	0	15	916	0	0	856	1,787
Total business lending	$424,374	$380,124	$371,881	$349,559	$239,364	$762,700	$564,175	$3,092,177

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$860,178	$351,350	$312,087	$217,138	$231,453	$543,999	$483,018	$2,999,223
Special mention	14,687	36,041	28,410	21,875	29,386	51,657	52,732	234,788
Classified	6,336	4,560	30,422	24,807	14,891	65,157	56,000	202,173
Doubtful	0	18	2,888	0	0	108	879	3,893
Total business lending	$881,201	$391,969	$373,807	$263,820	$275,730	$660,921	$592,629	$3,440,077

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

The following table details the balances in all other loan categories at September 30, 2021:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$360,580	$237,931	$195,086	$127,786	$125,836	$612,420	$0	$1,659,639
Nonperforming	0	0	0	256	475	2,851	0	3,582
Total FICO AB	360,580	237,931	195,086	128,042	126,311	615,271	0	1,663,221
FICO CDE(2)
Performing	109,400	125,742	91,312	65,967	58,841	323,974	19,206	794,442
Nonperforming	80	232	977	679	781	10,562	0	13,311
Total FICO CDE	109,480	125,974	92,289	66,646	59,622	334,536	19,206	807,753
Total consumer mortgage	$470,060	$363,905	$287,375	$194,688	$185,933	$949,807	$19,206	$2,470,974

Consumer indirect:
Performing	$480,254	$229,368	$209,894	$126,128	$48,624	$73,979	$0	$1,168,247
Nonperforming	0	39	74	9	9	0	0	131
Total consumer indirect	$480,254	$229,407	$209,968	$126,137	$48,633	$73,979	$0	$1,168,378

Consumer direct:
Performing	$61,119	$32,913	$29,379	$15,118	$5,668	$5,259	$6,126	$155,582
Nonperforming	0	0	1	4	0	14	1	20
Total consumer direct	$61,119	$32,913	$29,380	$15,122	$5,668	$5,273	$6,127	$155,602

Home equity:
Performing	$56,317	$45,314	$39,025	$21,292	$17,137	$39,052	$174,485	$392,622
Nonperforming	0	118	21	104	96	793	1,697	2,829
Total home equity	$56,317	$45,432	$39,046	$21,396	$17,233	$39,845	$176,182	$395,451

(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)	FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.

The following table details the balances in all other loan categories at December 31, 2020:

							Revolving
							Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$260,588	$227,027	$166,638	$163,653	$160,911	$614,976	$321	$1,594,114
Nonperforming	0	0	275	398	345	2,709	0	3,727
Total FICO AB	260,588	227,027	166,913	164,051	161,256	617,685	321	1,597,841
FICO CDE(2)
Performing	115,049	102,788	80,973	75,289	83,214	314,668	17,382	789,363
Nonperforming	0	1,010	582	877	1,786	10,040	0	14,295
Total FICO CDE	115,049	103,798	81,555	76,166	85,000	324,708	17,382	803,658
Total consumer mortgage	$375,637	$330,825	$248,468	$240,217	$246,256	$942,393	$17,703	$2,401,499

Consumer indirect:
Performing	$303,471	$305,901	$202,373	$86,497	$61,449	$61,975	$0	$1,021,666
Nonperforming	51	52	82	17	16	1	0	219
Total consumer indirect	$303,522	$305,953	$202,455	$86,514	$61,465	$61,976	$0	$1,021,885

Consumer direct:
Performing	$49,181	$46,992	$27,872	$12,326	$5,232	$4,146	$6,878	$152,627
Nonperforming	1	19	2	5	0	3	0	30
Total consumer direct	$49,182	$47,011	$27,874	$12,331	$5,232	$4,149	$6,878	$152,657

Home equity:
Performing	$48,145	$48,780	$28,074	$23,524	$17,828	$35,900	$194,773	$397,024
Nonperforming	0	24	73	104	183	490	1,936	2,810
Total home equity	$48,145	$48,804	$28,147	$23,628	$18,011	$36,390	$196,709	$399,834

(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)	FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.

All loan classes are collectively evaluated for credit losses except business lending. A summary of individually assessed business loans as of September 30, 2021 and December 31, 2020 follows:

	September 30,	December 31,
(000’s omitted)	2021	2020
Loans with allowance allocation	$21,688	$27,437
Loans without allowance allocation	9,145	8,138
Carrying balance	30,833	35,575
Contractual balance	33,357	38,362
Specifically allocated allowance	1,834	3,874

The average carrying balance of individually assessed loans was $31.5 million and $8.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The average carrying balance of individually assessed loans was $34.1 million and $4.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. No interest income was recognized on individually assessed loans for the three or nine months ended September 30, 2021 and September 30, 2020.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three and nine months ended September 30, 2021 and 2020 was immaterial.

TDRs less than $0.5 million are collectively included in the allowance for credit loss estimate. Commercial loans greater than $0.5 million are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. With regard to determination of the amount of the allowance for credit losses, TDR loans are considered to be impaired. As a result, the determination of the amount of allowance for credit losses related to impaired loans for each portfolio segment within TDRs is the same as detailed previously.

With respect to the Company’s lending activities, the Company implemented a customer forbearance program allowing for loan payment deferrals up to three months per request during 2020 to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act ( “CARES Act”), the Consolidated Appropriations Act of 2021 (“CAA”), and industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Company prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and non-performing loan status.

As of September 30, 2021, the Company had 4 borrowers in forbearance due to COVID-19 related financial hardship, representing $3.9 million in outstanding loan balances, or 0.1% of total loans outstanding. These forbearances were comprised of 3 business borrowers representing $3.8 million in outstanding loan balances and 1 consumer borrower representing approximately $0.1 million in outstanding loan balances. As of December 31, 2020, the Company had 74 borrowers in forbearance due to COVID-19 related financial hardship, representing $66.5 million in outstanding loan balances, or 0.9% of total loans outstanding. These forbearances were comprised of 63 business borrowers representing $65.7 million in outstanding loan balances and 11 consumer borrowers representing approximately $0.8 million in outstanding loan balances.

Information regarding TDRs as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021						December 31, 2020
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	10	$458	5	$175	15	$633	6	$529	4	$191	10	$720
Consumer mortgage	62	2,828	44	2,307	106	5,135	56	2,413	48	2,266	104	4,679
Consumer indirect	0	0	73	816	73	816	0	0	86	951	86	951
Consumer direct	0	0	17	10	17	10	0	0	23	85	23	85
Home equity	10	244	12	240	22	484	11	285	13	264	24	549
Total	82	$3,530	151	$3,548	233	$7,078	73	$3,227	174	$3,757	247	$6,984

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2021 and 2020. Of the loans noted in the table below, all consumer mortgage loans for the three months and nine months ended September 30, 2021 and 2020 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	5	$1,925	0	$0
Consumer mortgage	9	728	8	646
Consumer indirect	5	78	14	131
Consumer direct	1	2	1	2
Home equity	0	0	2	56
Total	20	$2,733	25	$835

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	5	$1,925	0	$0
Consumer mortgage	19	1,193	17	1,378
Consumer indirect	17	222	25	261
Consumer direct	2	8	2	12
Home equity	0	0	2	56
Total	43	$3,348	46	$1,707

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,417	$(872)	$169	$(2,688)	$20,026
Consumer mortgage	10,001	(127)	3	(132)	9,745
Consumer indirect	11,103	(1,365)	973	1,334	12,045
Consumer direct	2,548	(309)	163	268	2,670
Home equity	1,796	(30)	10	(56)	1,720
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,885	0	35	373	2,293
Allowance for credit losses – loans	51,750	(2,703)	1,353	(901)	49,499
Liabilities for off-balance-sheet credit exposures	762	0	0	(43)	719
Total allowance for credit losses	$52,512	$(2,703)	$1,353	$(944)	$50,218

	Three Months Ended September 30, 2020
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$24,204	$(736)	$67	$3,539	$27,074
Consumer mortgage	13,088	(248)	23	(599)	12,264
Consumer indirect	15,866	(1,281)	1,111	(963)	14,733
Consumer direct	4,028	(340)	225	(120)	3,793
Home equity	2,690	(24)	5	(124)	2,547
Unallocated	1,000	0	0	4	1,004
Purchased credit deteriorated	3,561	(91)	32	45	3,547
Allowance for credit losses – loans	64,437	(2,720)	1,463	1,782	64,962
Liabilities for off-balance-sheet credit exposures	1,452	0	0	163	1,615
Total allowance for credit losses	$65,889	$(2,720)	$1,463	$1,945	$66,577

	Nine Months Ended September 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$28,190	$(925)	$491	$(7,730)	$20,026
Consumer mortgage	10,672	(369)	22	(580)	9,745
Consumer indirect	13,696	(3,514)	3,402	(1,539)	12,045
Consumer direct	3,207	(822)	607	(322)	2,670
Home equity	2,222	(145)	19	(376)	1,720
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,882	0	95	316	2,293
Allowance for credit losses – loans	60,869	(5,775)	4,636	(10,231)	49,499
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(770)	719
Total allowance for credit losses	$62,358	$(5,775)	$4,636	$(11,001)	$50,218

	Nine Months Ended September 30, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of			Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$288	$19,714	$(919)	$289	$2,483	$5,507	$27,074
Consumer mortgage	10,269	(1,051)	9,218	(668)	67	146	3,501	12,264
Consumer indirect	13,712	(997)	12,715	(4,791)	3,107	183	3,519	14,733
Consumer direct	3,255	(643)	2,612	(1,214)	578	87	1,730	3,793
Home equity	2,129	808	2,937	(178)	23	235	(470)	2,547
Unallocated	957	43	1,000	0	0	0	4	1,004
Purchased credit deteriorated	0	3,072	3,072	(91)	80	528	(42)	3,547
Purchased credit impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(7,861)	4,144	3,662	13,749	64,962
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	363	1,615
Total allowance for credit losses	$49,911	$2,542	$52,453	$(7,861)	$4,144	$3,729	$14,112	$66,577

Improvements in economic forecasts have resulted in an allowance for credit losses to total loans ratio of 0.68% at September 30, 2021, 19 basis points lower than the level at September 30, 2020 and 14 basis points lower than the level at December 31, 2020.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $18.2 million at September 30, 2021 and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes, and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through, and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment with a four quarter reversion to the historical mean to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of September 30, 2021. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the impact of COVID-19, including forecasted vaccine distribution progress and current and future Federal stimulus packages. The scenarios utilized outline a significant improvement in economic conditions with peak unemployment ranging from 2.9% to 9.1% in the third quarter of 2022, a general improvement in unemployment levels over the subsequent three quarters, and an improvement in real estate and vehicle collateral values. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades, and the risk that Paycheck Protection Program (“PPP”) loans will not be forgiven.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company considered and selected projected unemployment and GDP as possible indicators of forecasted losses related to business lending. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company considered and selected projected unemployment and commercial and multi-family real estate values as possible indicators of forecasted losses related to commercial real estate loans. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company considered and selected projected unemployment and residential real estate values as possible indicators of forecasted losses related to mortgage lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company considered and selected projected unemployment and vehicle valuation indices as possible indicators of forecasted losses related to indirect lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company considered and selected projected unemployment and median household income as possible indicator of forecasted losses related to direct lending. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the nine months ended September 30, 2021 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$0	$0	$0	$0	$0	$0
Sales	848	16,955	0	0	0	17,803

All the sales of consumer mortgages during the nine months ended September 30, 2021 were sales of secondary market eligible residential mortgage loans. The sales of business loans during the nine months ended September 30, 2021 includes two business lending loans under one relationship.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(59,238)	$10,165	$69,403	$(55,572)	$13,831
Other intangibles	116,799	(57,987)	58,812	90,462	(51,353)	39,109
Total amortizing intangibles	$186,202	$(117,225)	$68,977	$159,865	$(106,925)	$52,940

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2021	$3,751
2022	13,668
2023	11,595
2024	9,782
2025	8,349
Thereafter	21,832
Total	$68,977

Shown below are the components of the Company’s goodwill at December 31, 2020 and September 30, 2021:

(000’s omitted)	December 31, 2020	Activity	September 30, 2021
Goodwill, net	$793,708	$5,419	$799,127

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of September 30, 2021, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The Company previously sponsored Steuben Statutory Trust II (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $2.9 million contribution to its defined benefit pension plan in the first quarter of 2021. The Company made a $3.9 million contribution to its defined benefit pension plan in the third quarter of 2020.

The net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000’s omitted)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,480	$1,438	$4,440	$4,313	$0	$0	$0	$0
Interest cost	1,259	1,356	3,777	4,068	11	15	33	43
Expected return on plan assets	(4,696)	(3,932)	(14,087)	(11,796)	0	0	0	0
Amortization of unrecognized net loss	900	810	2,700	2,430	11	10	33	30
Amortization of prior service cost	95	60	284	180	(45)	(45)	(134)	(134)
Net periodic benefit	$(962)	$(268)	$(2,886)	$(805)	$(23)	$(20)	$(68)	$(61)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2021.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million and 0.1 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2021, respectively, compared to 0.5 million and 0.7 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2020, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2021	2020	2021	2020
Net income	$45,336	$42,809	$146,130	$118,191
Income attributable to unvested stock-based compensation awards	(110)	(147)	(340)	(432)
Income available to common shareholders	$45,226	$42,662	$145,790	$117,759

Weighted-average common shares outstanding – basic	54,025	53,650	53,960	52,727
Basic earnings per share	$0.84	$0.80	$2.70	$2.23

Net income	$45,336	$42,809	$146,130	$118,191
Income attributable to unvested stock-based compensation awards	(110)	(147)	(340)	(432)
Income available to common shareholders	$45,226	$42,662	$145,790	$117,759

Weighted-average common shares outstanding – basic	54,025	53,650	53,960	52,727
Assumed exercise of stock options	385	324	431	356
Weighted-average common shares outstanding – diluted	54,410	53,974	54,391	53,083
Diluted earnings per share	$0.83	$0.79	$2.68	$2.22

Stock Repurchase Program

At its December 2019 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.60 million shares of the Company’s common stock in accordance with securities laws and regulations, through December 31, 2020. At its December 2020 meeting, the Board approved a similar program for 2021, authorizing the repurchase of up to 2.68 million shares of the Company’s common stock through December 31, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company did not repurchase any shares under the authorized plan during the first nine months of 2021 or 2020.

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

The contract amounts of commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2021	2020
Commitments to extend credit	$1,357,244	$1,313,568
Standby letters of credit	33,373	39,213
Total	$1,390,617	$1,352,781

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

The Company recorded $3.0 million in litigation accrual in 2020 related to a settlement of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures. The Company executed a settlement agreement with respect to the lawsuit in the fourth quarter of 2020 providing for a release of all claims asserted by class members in the action, and the Company does not anticipate that additional amounts will be accrued for this matter in future periods. Notice of the settlement terms was provided to all class members and no objections to the settlement were received prior to expiration of the notice period. The hearing for final Court approval of the settlement took place on August 25, 2021 and the settlement was approved for $2.9 million which was paid in the third quarter of 2021, resulting in a $0.1 million adjustment to the Company’s litigation accrual.

NOTE K: FAIR VALUE

Accounting standards establish a framework for measuring fair value and require certain disclosures about such fair value instruments. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. exit price). Inputs used to measure fair value are classified into the following hierarchy:

●	Level 1 -Quoted prices in active markets for identical assets or liabilities.
●	Level 2 -Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
●	Level 3 -Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. There were no transfers between any of the levels for the periods presented.

	September 30, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,293,134	$100,126	$0	$3,393,260
Obligations of state and political subdivisions	0	421,965	0	421,965
Government agency mortgage-backed securities	0	510,676	0	510,676
Corporate debt securities	0	8,078	0	8,078
Government agency collateralized mortgage obligations	0	24,392	0	24,392
Total available-for-sale investment securities	3,293,134	1,065,237	0	4,358,371
Equity securities	459	0	0	459
Mortgage loans held for sale	0	117	0	117
Commitments to originate real estate loans for sale	0	0	45	45
Forward sales commitments	0	53	0	53
Interest rate swap agreements asset	0	335	0	335
Interest rate swap agreements liability	0	(5)	0	(5)
Total	$3,293,593	$1,065,737	$45	$4,359,375

	December 31, 2020
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,359,912	$141,470	$0	$2,501,382
Obligations of state and political subdivisions	0	475,660	0	475,660
Government agency mortgage-backed securities	0	522,638	0	522,638
Corporate debt securities	0	4,635	0	4,635
Government agency collateralized mortgage obligations	0	43,577	0	43,577
Total available-for-sale investment securities	2,359,912	1,187,980	0	3,547,892
Equity securities	445	0	0	445
Mortgage loans held for sale	0	1,622	0	1,622
Commitments to originate real estate loans for sale	0	0	14	14
Forward sales commitments	0	2	0	2
Interest rate swap agreements asset	0	1,572	0	1,572
Interest rate swap agreements liability	0	(1,074)	0	(1,074)
Total	$2,360,357	$1,190,102	$14	$3,550,473

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.1 million at September 30, 2021. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million at December 31, 2020. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2021				December 31, 2020
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$18,794	$18,794	$0	$0	$25,063	$25,063
Other real estate owned	0	0	891	891	0	0	883	883
Mortgage servicing rights	0	0	794	794	0	0	682	682
Contingent consideration	0	0	2,900	2,900	0	0	0	0
Total	$0	$0	$23,379	$23,379	$0	$0	$26,628	$26,628

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain adjustments for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted for non-observable inputs. Thus, the resulting nonrecurring fair value measurements are generally classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations classify as Level 3.

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 46.7% at September 30, 2021 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was no valuation allowance at September 30, 2021. There was a valuation allowance of approximately $0.2 million at December 31, 2020.

The Company has recorded contingent consideration liabilities that arise from acquisition activity. The contingent consideration is recorded at fair value at the date of acquisition. The valuation of contingent consideration is calculated using an income approach method, which provides an estimation of the fair value of an asset or liability based on future cash flows over a discrete projection period, discounted to present value using an appropriate rate of return. The assumptions used in the valuation calculation are based on significant unobservable inputs, therefore such valuations classify as Level 3.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	September 30, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$18,794	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.7% (53.5%)
Other real estate owned	891	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 46.7% (33.7%)
Commitments to originate real estate loans for sale	45	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	794	Discounted cash flow	Weighted average constant prepayment rate	15.2% - 24.9% (16.6%)
			Weighted average discount rate	2.3% - 2.8% (2.7%)
			Adequate compensation	$7/loan
Contingent consideration	2,900	Discounted cash flow	Discount rate	0.8% - 1.1% (1.0%)
			Probability adjusted level of retained	$2.3 million - $5.8
			revenue	million

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$25,063	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 78.4% (52.7%)
Other real estate owned	883	Fair value of collateral	Estimated cost of disposal/market adjustment	11.3% - 52.9% (34.0%)
Commitments to originate real estate loans for sale	14	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	682	Discounted cash flow	Weighted average constant prepayment rate	9.8% - 18.8% (17.6%)
			Weighted average discount rate	1.7% - 2.2% (2.1%)
			Adequate compensation	$7/loan

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for individually assessed loans was calculated by dividing the total of the book value of the collateral of the individually assessed loans classified as Level 3 by the total of the fair value of the collateral of the individually assessed loans classified as Level 3. The weighted average of the estimated cost of disposal/market adjustment for OREO was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for the contingent consideration was calculated by adding the discount rates used for the calculation of the fair value of each payment of contingent consideration, weighted by the amount of the payment as part of the total fair value of contingent consideration.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$7,233,083	$7,608,456	$7,355,083	$7,655,044
Financial liabilities:
Deposits	12,723,821	12,730,674	11,224,974	11,239,628
Securities sold under agreement to repurchase, short-term	316,763	316,763	284,008	284,008
Other Federal Home Loan Bank borrowings	2,912	2,956	6,658	6,758
Subordinated notes payable	3,283	3,283	3,303	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	0	77,320	77,320

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at September 30, 2021 and December 31, 2020. The effect of the changes to these derivatives for the three and nine months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $0.6 million at September 30, 2021 and $14.4 million at December 31, 2020. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $0.6 million at September 30, 2021 and $14.4 million at December 31, 2020. At September 30, 2021, the weighted average receive rate of these interest rate swaps was 2.33%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.5 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.44% and the weighted average maturity was 5.2 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.3 million at September 30, 2021, and $5.7 million at December 31, 2020, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At September 30, 2021, the weighted average receive rate of these interest rate swaps was 1.38%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.8 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and nine months ended September 30, 2021 are immaterial.

As of September 30, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	September 30,	December 31,	September 30,	December 31,
the Hedged Item Is Included	2021	2020	2021	2020
Loans	$5,363	$5,675	$(330)	$(498)

Fair values of derivative instruments as of September 30, 2021 and December 31, 2020 are as follows:

(000’s omitted)	September 30, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$330

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	5	Accrued interest and other liabilities	$5
Commitments to originate real estate loans for sale	Other assets	45
Forward sales commitments	Other assets	53
Total derivatives		$433		$5

(000’s omitted)	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$498

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,074	Accrued interest and other liabilities	$1,074
Commitments to originate real estate loans for sale	Other assets	14
Forward sales commitments	Other assets	2
Total derivatives		$1,588		$1,074

The Company assessed its counterparty risk at September 30, 2021 and December 31, 2020 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Fringe Benefits Design of Minnesota, Inc. (“FBD”), Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup NY, Inc. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended September 30, 2021
Net interest income	$92,539	$65	$7	$0	$92,611
Provision for credit losses	(944)	0	0	0	(944)
Noninterest revenues	17,696	30,473	17,885	(1,745)	64,309
Amortization of intangible assets	1,102	1,675	926	0	3,703
Acquisition expenses	102	0	0	0	102
Other operating expenses	67,980	17,212	13,184	(1,745)	96,631
Income before income taxes	$41,995	$11,651	$3,782	$0	$57,428
Assets	$15,102,077	$246,033	$99,721	$(116,733)	$15,331,098
Goodwill	$689,868	$85,336	$23,923	$0	$799,127
Core deposit intangibles & Other intangibles	$10,165	$41,695	$17,117	$0	$68,977

Three Months Ended September 30, 2020
Net interest income	$92,642	$256	$67	$0	$92,965
Provision for credit losses	1,945	0	0	0	1,945
Noninterest revenues	19,756	25,651	15,706	(1,454)	59,659
Amortization of intangible assets	1,379	1,409	793	0	3,581
Acquisition expenses	796	0	0	0	796
Other operating expenses	67,193	15,078	11,772	(1,454)	92,589
Income before income taxes	$41,085	$9,420	$3,208	$0	$53,713
Assets	$13,674,995	$210,679	$80,528	$(120,877)	$13,845,325
Goodwill	$690,162	$83,275	$20,312	$0	$793,749
Core deposit intangibles & Other intangibles	$15,186	$33,461	$7,818	$0	$56,465

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Nine Months Ended September 30, 2021
Net interest income	$278,411	$224	$35	$0	$278,670
Provision for credit losses	(11,001)	0	0	0	(11,001)
Noninterest revenues	50,507	85,616	51,518	(5,341)	182,300
Amortization of intangible assets	3,666	4,356	2,278	0	10,300
Acquisition expenses	133	0	0	0	133
Other operating expenses	198,145	47,063	36,925	(5,341)	276,792
Income before income taxes	$137,975	$34,421	$12,350	$0	$184,746

Nine Months Ended September 30, 2020
Net interest income	$274,051	$742	$177	$0	$274,970
Provision for credit losses	17,313	0	0	0	17,313
Noninterest revenues	53,428	76,080	46,058	(4,347)	171,219
Amortization of intangible assets	4,160	4,314	2,298	0	10,772
Acquisition expenses	4,537	0	0	0	4,537
Other operating expenses	190,523	45,157	34,890	(4,347)	266,223
Income before income taxes	$110,946	$27,351	$9,047	$0	$147,344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2021 and 2020, although in some circumstances the second and first quarters of 2021 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 35. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2021, “last year” and equivalent terms refer to calendar year 2020, “third quarter” refers to the three months ended September 30, 2021, “YTD” refers to the nine months ended September 30, 2021, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 79-92 of the most recent Form 10-K (fiscal year ended December 31, 2020) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 13-14 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-impaired purchased loans, expenses associated with acquisitions,litigation accrual expenses and the unrealized gain (loss) on equity securities. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual expenses and the unrealized gain (loss) on equity securities from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of CECL and the economic uncertainty caused by the COVID-19 pandemic. Earnings per share were $0.83 in the third quarter of 2021, up $0.04, or 5.1%, from the third quarter of 2020. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.87 in the third quarter of 2021, compared to $0.88 in the third quarter of 2020, a $0.01 per share, or 1.1%, decrease. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.04 per share in the third quarter of 2021, down $0.06, or 5.5%, from the third quarter of 2020. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, insurance and wealth management services through its Community Bank Wealth Management Group and OneGroup NY, Inc. (“OneGroup”) operating units.

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

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area for $13.1 million, including $11.6 million in cash and contingent consideration valued at $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc., completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.5 million of goodwill in conjunction with the acquisition.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it had already operated. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million, a $2.9 million core deposit intangible asset and a $1.2 million customer list intangible asset were recognized as a result of the merger.

Third quarter and YTD net income increased compared to the equivalent 2020 timeframes by $2.5 million, or 5.9%, and $27.9 million, or 23.6%, respectively. Earnings per share of $0.83 for the third quarter of 2021 was $0.04 more than the third quarter of 2020, and 2021 YTD earnings per share of $2.68 was $0.46 higher than 2020 YTD earnings per share. The increases in net income and earnings per share were driven by a significant decrease in the provision for credit losses, reflective of a more favorable economic outlook, improvements in asset quality metrics and a significant increase in noninterest revenues.

Third quarter and YTD net income adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses, litigation accrual expenses and the unrealized gain (loss) on equity securities (“operating net income”), a non-GAAP measure, decreased $0.5 million, or 1.0%, as compared to the third quarter of 2020 and increased $19.4 million, or 15.3%, compared to September YTD 2020. Earnings per share adjusted to exclude expenses associated with acquisitions, acquisition-related provision for credit losses, litigation accrual expenses and the unrealized gain (loss) on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.83 for the third quarter decreased $0.02 compared to the third quarter of 2020. Operating earnings per share of $2.68 for the first nine months of 2021 increased $0.30 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Net income adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions, litigation accrual expenses and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue”), a non-GAAP measure, of $56.5 million for the third quarter decreased $2.9 million, or 4.9%, as compared to the third quarter of 2020. Adjusted pre-tax, pre-provision net revenue of $173.8 million for the first nine months of 2021 increased $1.6 million, or 0.9%, as compared to the first nine months of 2020. Earnings per share adjusted to exclude income taxes, provision for credit losses, expenses associated with acquisitions, litigation accrual expenses and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue per share”), a non-GAAP measure, of $1.04 for the third quarter of 2021 was $0.06 lower than the third quarter of 2020, and 2021 YTD adjusted pre-tax, pre-provision net revenue per share of $3.19 was $0.04 lower than the prior YTD period. The decrease in adjusted pre-tax, pre-provision net revenue per share compared to the third quarter of 2020 was driven by an increase in operating expenses, an increase in diluted weighted average common shares and a decrease in net interest income, partially offset by an increase in noninterest revenues. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Loans decreased on an ending and average basis as compared to the prior year third quarter, primarily due to decreases in U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan balances driven by forgiveness granted by the SBA, while deposits increased on an ending and average basis as compared to the prior year third quarter primarily due to large inflows of funds from government stimulus and PPP lending programs. Interest rates on loans, investments and deposits have decreased over the past year primarily due to low short-term market interest rates as well as medium and longer-term market interest rates being below the average levels that existed over the past several years. In connection with these lower rates, coupled with a higher proportion of earnings assets held in cash equivalents, the Company’s interest-earning asset yield for the first nine months of 2021 decreased 62 basis points from the year-earlier period. The Company’s total cost of funds for the first nine months of 2021 decreased 11 basis points from the year earlier period, as the Company’s deposit funding cost and the rate on borrowings both decreased from the prior year period. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The net benefit recognized in the provision for credit losses of $0.9 million for the third quarter and $11.0 million for YTD 2021 resulted in a $2.9 million and $28.3 million lower provision for credit losses than comparable prior year periods, respectively. These decreases are reflective of an improving economic outlook given the state of the post-vaccine economic recovery, elevated real estate and vehicle collateral values, a decrease in individually assessed reserves and solid asset quality metrics, including continued low levels of net charge-offs and declining delinquent loan balances. Additionally, $3.2 million of provision for credit losses was recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition. Net charge-offs were $1.4 million for the third quarter and $1.1 million for the first nine months of 2021, compared to net charge-offs of $1.3 million for the prior year third quarter and $3.7 million for the first nine months of 2020. Third quarter 2021 nonperforming loan ratios increased in comparison to the third quarter of 2020 largely attributable to the Company’s decision to reclassify certain loans under extended pandemic-related forbearance to nonperforming status in the fourth quarter of 2020. Third quarter 2021 nonperforming loan ratios generally improved in comparison to their levels at the end of the fourth quarter of 2020.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $45.3 million and $146.1 million, respectively, increased $2.5 million, or 5.9%, as compared to the third quarter of 2020 and increased $27.9 million, or 23.6%, compared to September YTD 2020. Earnings per share of $0.83 for the third quarter was $0.04 higher than the third quarter of 2020, while earnings per share for the first nine months of 2021 of $2.68 was $0.46 higher than the first nine months of 2020. The increase in net income and earnings per share for the quarter was primarily the result of higher noninterest revenues, lower litigation accrual expenses, a lower provision for credit losses and lower acquisition expenses, partially offset by higher core noninterest expenses, a higher effective tax rate, lower net interest income and an increase in diluted shares outstanding. The increase in net income and earnings per share for the YTD period was primarily the result of a lower provision for credit losses, higher noninterest revenues, lower acquisition expenses, higher net interest income and lower litigation accrual expenses, partially offset by higher noninterest expenses, a higher effective tax rate and an increase in diluted shares outstanding. Operating net income, a non-GAAP measure, of $45.3 million and $146.1 million for the third quarter and September YTD, respectively, decreased $0.5 million, or 1.0%, as compared to the third quarter of 2020 and increased $19.4 million, or 15.3%, compared to September YTD 2020. Operating earnings per share, a non-GAAP measure, of $0.83 for the third quarter was down $0.02 compared to the third quarter of 2020, while operating earnings per share of $2.68 for the first nine months of 2021 was up $0.30 compared to the first nine months of 2020. The decreases in operating net income and earnings per share for the quarter are primarily due to an increase in operating expenses, partially offset by higher noninterest revenues and a lower provision for credit losses recorded in the current quarter. The increases in operating net income and earnings per share for the YTD period are primarily due to the lower provision for credit losses and higher noninterest revenues recorded in the current YTD period. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $92.6 million was down $0.4 million, or 0.4%, from the comparable prior year period. Net interest income for the first nine months of 2021 increased $3.7 million, or 1.3%, versus the first nine months of 2020. The quarterly decrease resulted from a decrease in yield on interest-earning assets and an increase in interest-bearing liabilities that was only partially offset by an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities. The YTD year-over-year improvement resulted from an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liability balances.

The provision for credit losses for the third quarter and September YTD decreased $2.9 million and $28.3 million as compared to the third quarter and first nine months of 2020, respectively. These decreases are reflective of an improving economic outlook given the state of the post-vaccine economic recovery, elevated real estate and vehicle collateral values, a decrease in individually assessed reserves and solid asset quality metrics, including low levels of net charge-offs and stable delinquent loan balances. Additionally, there was $3.2 million of provision for credit losses recorded in the second quarter of 2020 related to acquired non-purchased credit deteriorated loans associated with the Steuben acquisition.

Third quarter and year-to-date noninterest revenues were $64.3 million and $182.3 million, respectively, up $4.6 million, or 7.8%, from the third quarter of 2020 and up $11.1 million, or 6.5%, from the first nine months of 2020. The increase compared to the prior year’s third quarter was primarily a result of increases in employee benefit services revenue, wealth management services revenue, deposit service charges and fees, insurance services revenue, debit interchange and ATM fees, other banking revenue and unrealized gains and losses on equity securities, partially offset by a decrease in mortgage banking revenue. The YTD increase was due to increases in employee benefit services revenue, wealth management services revenue, debit interchange and ATM fees, insurance services revenue, other banking revenue and unrealized gains and losses on equity securities, partially offset by decreases in mortgage banking revenue and deposit service charges and fees.

Noninterest expenses of $100.4 million and $287.2 million for the third quarter and September YTD periods, respectively, reflected an increase of $3.5 million, or 3.6%, from the third quarter of 2020 and an increase of $5.7 million, or 2.0%, from the first nine months of 2020. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, legal and professional fees, data processing and communications expenses, other expenses and amortization of intangible assets, partially offset by decreases in litigation accrual expenses, business development and marketing expenses, acquisition-related expenses and occupancy and equipment expenses. The YTD increase in noninterest expenses was due to increases in salaries and benefits, data processing and communications expenses, occupancy and equipment expenses and legal and professional fees, partially offset by decreases in acquisition-related expenses, litigation accrual expenses, amortization of intangible assets, other expenses and business development and marketing expenses. Excluding acquisition-related expenses and litigation accrual expenses, 2021 operating expenses were $7.2 million, or 7.7%, higher for the third quarter and $13.1 million, or 4.8%, higher for the year-to-date timeframe.

The effective income tax rates were 21.1% and 20.9% for the third quarter and YTD 2021, respectively, as compared to 20.3% and 19.8% for the comparable prior year periods. The increase in effective tax rates compared to the prior year periods was primarily attributable to an increase in certain state income tax rates that were enacted in the second quarter of 2021.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2021	2020	2021	2020
Net interest income	$92,611	$92,965	$278,670	$274,970
Provision for credit losses	(944)	1,945	(11,001)	17,313
Noninterest revenues	64,309	59,659	182,300	171,219
Noninterest expenses	100,436	96,966	287,225	281,532
Income before income taxes	57,428	53,713	184,746	147,344
Income taxes	12,092	10,904	38,616	29,153
Net income	$45,336	$42,809	$146,130	$118,191

Diluted weighted average common shares outstanding	54,541	54,159	54,516	53,276
Diluted earnings per share	$0.83	$0.79	$2.68	$2.22

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $93.4 million, $0.5 million, or 0.5%, less than the same period last year. This was driven by a 45 basis point decrease in the average yield on interest-earning assets and a $987.1 million increase in average interest-bearing liabilities, partially offset by a $1.57 billion increase in average interest-earning assets and a nine basis point decrease in the average rate paid on interest-bearing liabilities in comparison to the third quarter of 2020. As reflected in Table 3, net interest income was unfavorably impacted by $14.1 million due to the decrease in the average yield on interest-earning assets and $0.5 million due to the volume increase in interest-bearing liabilities, partially offset by favorable impacts on net interest income of $12.1 million due to the volume increase in interest-earning assets and $2.0 million due to a decrease in the average rate paid on interest-bearing liabilities. September YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $281.2 million, increased $3.3 million, or 1.2%, from the year-earlier period. The September YTD increase resulted from a $2.17 billion increase in average interest-earning assets and a 15 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 62 basis point decrease in the average yield on interest-earning assets and a $1.28 billion increase in average interest-bearing liabilities. As reflected in Table 3, for September YTD, the volume increase in interest-earning assets and the decrease in the average rate paid on interest-bearing liabilities had favorable impacts on net interest income of $52.5 million and $9.2 million, respectively, partially offset by the decrease in the average yield on interest-earning assets having an unfavorable impact on net interest income of $55.9 million and the volume increase in interest-bearing liabilities having a negative impact of $2.5 million.

The net interest margin of 2.74% for the third quarter of 2021 was 38 basis points lower than the third quarter of 2020. The decrease was the result of a 45 basis point decrease in the interest-earning asset yield, partially offset by a nine basis point decrease in the average rate on interest-bearing liabilities. The net interest margin of 2.85% for the first nine months of 2021 was 51 basis points lower than the comparable period of 2020. The yield on interest-earning assets decreased 62 basis points, while the rate on interest-bearing liabilities decreased by 15 basis points for the first nine months of 2021 as compared to the prior year period.

The 45 basis point decrease in the average yield on interest-earning assets for the quarter was the result of a decrease in the average yield on loans and investments. For the third quarter, the average yield on loans decreased by eight basis points and the average yield on investments, including cash equivalents, decreased 37 basis points compared to the prior year. The 62 basis point decrease in the yield on interest-earning assets for the first nine months of 2021 was the result of an 18 basis point decrease in the average yield on loans and a 64 basis point decrease in the average yield on investments, including cash equivalents, compared to the prior year. The decrease in the loan and investment yields were driven by the comparatively low market rates over the past 12 months, a significant increase in the proportion of lower yielding cash equivalents and included the impact of a $9.2 million YTD increase in loan income recognized on PPP loans.

The average rate on interest-bearing liabilities decreased by nine basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased six basis points and the average rate paid on external borrowings decreased 80 basis points from the prior year quarter. For the first nine months of 2021, the average rate on interest-bearing liabilities decreased by 15 basis points from the comparable prior year period as the average rate on interest-bearing deposits decreased 11 basis points and the average rate on external borrowings decreased 89 basis points. The decrease in the average rate paid on interest-bearing deposits was driven by a decrease in the market rates for deposits. The decrease in the average cost of borrowings was primarily the result of a decrease in the variable rates paid on external borrowings due to decreases in market interest rates and the redemption of the Community Capital Trust IV (“CCT IV”) debentures and associated preferred securities during the first quarter of 2021.

The third quarter and YTD average balance of investments, including cash equivalents, increased $1.81 billion and $2.05 billion, respectively, as compared to the corresponding prior year periods. Investment securities purchases outpaced maturities, calls and principal payments during third quarter and YTD. The cash equivalents component of average earning assets increased $777.1 million and $1.19 billion for the third quarter and YTD periods, respectively, compared to the prior year periods. The increase in cash equivalents was primarily due to large inflows related to government stimulus-related deposit funding and PPP lending. Average loan balances decreased $240.2 million for the quarter primarily driven by decreases in the average balances of PPP loans and increased $119.8 million YTD as compared to the prior year primarily driven by the Steuben acquisition in June 2020 and an increase in the average balance of PPP loans.

Average interest-bearing deposits increased $1.04 billion compared to the prior year quarter and $1.31 billion compared to the prior YTD period. The increase in average interest-bearing deposits for the quarterly period was due to increases in interest checking, savings and money market deposits due primarily to large inflows of government stimulus-related deposit funding, partially offset by a decrease in time deposits. The increase in average interest-bearing deposits for the YTD period was due to increases in interest checking, savings, money market, and time deposits due primarily to large inflows of government stimulus-related deposit funding and the Steuben acquisition in June 2020. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $54.1 million and $32.9 million for the quarter and YTD periods, respectively. The decreases from the prior year quarter and YTD periods was primarily due to the redemption of $77.3 million of trust preferred subordinated debt held by CCT IV, an unconsolidated subsidiary trust, during the first quarter of 2021 and a decrease in average FHLB borrowings, partially offset by an increase in average customer repurchase agreements.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$2,077,996	$794	0.15%	$1,300,981	$332	0.10%
Taxable investment securities (1)	3,800,978	16,567	1.73%	2,686,120	14,549	2.15%
Nontaxable investment securities (1)	384,053	3,137	3.24%	461,963	3,747	3.23%
Loans (net of unearned discount) (2)	7,268,659	75,973	4.15%	7,508,895	79,825	4.23%
Total interest-earning assets	13,531,686	96,471	2.83%	11,957,959	98,453	3.28%
Noninterest-earning assets	1,495,792			1,585,501
Total assets	$15,027,478			$13,543,460

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,701,717	792	0.04%	$6,658,778	966	0.06%
Time deposits	960,670	2,030	0.84%	962,428	2,689	1.11%
Customer repurchase agreements	230,906	177	0.30%	190,781	250	0.52%
FHLB borrowings	2,920	18	2.45%	7,689	42	2.14%
Subordinated notes payable	3,288	38	4.63%	13,748	184	5.33%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	79,023	394	1.98%
Total interest-bearing liabilities	8,899,501	3,055	0.14%	7,912,447	4,525	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,841,646			3,312,841
Other liabilities	182,167			222,961
Shareholders' equity	2,104,164			2,095,211
Total liabilities and shareholders' equity	$15,027,478			$13,543,460

Net interest earnings		$93,416			$93,928

Net interest spread			2.69%			3.05%
Net interest margin on interest-earning assets			2.74%			3.12%

Fully tax-equivalent adjustment (3)		$805			$963
(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$1,941,329	$1,772	0.12%	$748,236	$794	0.14%
Taxable investment securities (1)	3,531,272	47,553	1.80%	2,627,302	44,839	2.28%
Nontaxable investment securities (1)	406,835	10,018	3.29%	458,617	11,520	3.36%
Loans (net of unearned discount) (2)	7,322,581	231,920	4.23%	7,202,830	237,534	4.41%
Total interest-earning assets	13,202,017	291,263	2.95%	11,036,985	294,687	3.57%
Noninterest-earning assets	1,436,252			1,527,615
Total assets	$14,638,269			$12,564,600

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,474,811	2,309	0.04%	$6,187,919	4,672	0.10%
Time deposits	962,559	6,588	0.92%	935,783	8,701	1.24%
Customer repurchase agreements	250,638	641	0.34%	208,317	1,108	0.71%
FHLB borrowings	4,634	75	2.15%	11,988	172	1.92%
Subordinated notes payable	3,294	115	4.69%	13,767	553	5.37%
Subordinated debt held by unconsolidated subsidiary trusts	20,675	293	1.89%	78,027	1,501	2.57%
Total interest-bearing liabilities	8,716,611	10,021	0.15%	7,435,801	16,707	0.30%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,685,556			2,913,492
Other liabilities	178,402			212,510
Shareholders' equity	2,057,700			2,002,797
Total liabilities and shareholders' equity	$14,638,269			$12,564,600

Net interest earnings		$281,242			$277,980

Net interest spread			2.80%			3.27%
Net interest margin on interest-earning assets			2.85%			3.36%

Fully tax-equivalent adjustment (3)		$2,572			$3,010
(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	versus September 30, 2020			versus September 30, 2020
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$251	$211	$462	$1,102	$(124)	$978
Taxable investment securities	5,237	(3,219)	2,018	13,410	(10,696)	2,714
Nontaxable investment securities	(636)	26	(610)	(1,279)	(223)	(1,502)
Loans	(2,526)	(1,326)	(3,852)	3,903	(9,517)	(5,614)
Total interest-earning assets (2)	12,096	(14,078)	(1,982)	52,481	(55,905)	(3,424)

Interest paid on:
Interest checking, savings and money market deposits	136	(310)	(174)	822	(3,185)	(2,363)
Time deposits	(5)	(654)	(659)	243	(2,356)	(2,113)
Customer repurchase agreements	46	(119)	(73)	192	(659)	(467)
FHLB borrowings	(29)	5	(24)	(116)	19	(97)
Subordinated notes payable	(125)	(21)	(146)	(375)	(63)	(438)
Subordinated debt held by unconsolidated subsidiary trusts	(394)	0	(394)	(888)	(320)	(1,208)
Total interest-bearing liabilities (2)	514	(1,984)	(1,470)	2,523	(9,209)	(6,686)

Net interest earnings (2)	$11,581	$(12,093)	$(512)	$49,822	$(46,560)	$3,262
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its fourth quarter 2021 net interest margin to remain below results in the comparable prior year quarter due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in early 2020 that have remained into 2021. In the near term, expected decreases in average earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.00%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans will likely cause earning asset yield volatility as loans are forgiven by the SBA. While the Company expects to recognize the majority of its remaining first draw net deferred PPP fees totaling $0.1 million through interest income during the fourth quarter of 2021 and the majority of its second draw net deferred PPP fees totaling $6.2 million over the next few quarters, the eligibility of the borrowers’ forgiveness requests and the SBA’s ability to provide loan forgiveness in a timely manner remains uncertain at this time.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services, Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company periodically generates noninterest revenues from investment and borrowing activities, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2021	2020	2021	2020
Employee benefit services	$29,923	$25,159	$83,933	$74,593
Deposit service charges and fees	8,816	7,899	24,305	25,318
Mortgage banking	460	3,908	1,479	6,199
Debit interchange and ATM fees	6,626	6,361	19,453	17,404
Insurance services	9,176	8,531	25,538	24,772
Wealth management services	8,322	6,889	24,748	20,389
Other banking revenues	996	924	2,830	2,574
Subtotal	64,319	59,671	182,286	171,249
Unrealized (loss) gain on equity securities	(10)	(12)	14	(30)
Total noninterest revenues	$64,309	$59,659	$182,300	$171,219

Noninterest revenues/operating revenues (FTE basis) (1)	41.0%	39.2%	39.6%	38.5%
(1)	For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding unrealized (loss) gain on equity securities, were $64.3 million for the third quarter of 2021 and $182.3 million for the first nine months of 2021. This represents an increase of $4.6 million, or 7.8%, for the quarter and an increase of $11.0 million, or 6.4%, for the YTD period in comparison to the equivalent 2020 periods. The increase for the quarterly and YTD periods were driven by increases in employee benefit services revenue, wealth management services revenue and insurance services revenue, partially offset by a decrease in banking noninterest revenue.

Banking noninterest revenue of $16.9 million for the third quarter and $48.1 million for the first nine months of 2021 decreased $2.2 million, or 11.5%, and decreased $3.4 million, or 6.7%, respectively, as compared to the corresponding prior year periods. The quarterly decrease was primarily driven by a decrease in mortgage banking revenues as the Company is currently holding almost all of its new consumer mortgage production in portfolio due to a change in its strategy, partially offset by increases in deposit service charges and fees, debit interchange and ATM fees and other banking revenues, reflective of increased transaction activity. The YTD decline was primarily driven by decreases in mortgage banking revenues due to the aforementioned change in strategy and deposit service charges and fees including decreases in overdraft fees in part due to the higher average deposit balances resulting from government stimulus program inflows, partially offset by increases in debit interchange and ATM fees, reflective of increased transaction activity including the impact from the addition of new deposit relationships from the Steuben acquisition and higher other banking revenues.

Employee benefit services revenue increased $4.8 million, or 18.9%, and $9.3 million, or 12.5%, for the three and nine months ended September 30, 2021, respectively, as compared to the equivalent prior year periods. This growth primarily related to increases in employee benefit trust and custodial fees, as well as incremental revenues from the acquisition of FBD during the third quarter. Insurance services revenue was up $0.6 million, or 7.6%, and up $0.8 million, or 3.1%, for the third quarter and YTD periods, respectively. These increases were primarily driven by incremental revenues from the acquisitions of TGA during the third quarter and NuVantage during the second quarter. Wealth management services revenue was up $1.4 million, or 20.8%, for the third quarter of 2021 and was up $4.4 million, or 21.4%, for September 2021 YTD as compared to the same time periods of 2020, primarily driven by increases in investment management and trust services revenues due to the addition of new relationships and higher equity market valuations.

The ratio of noninterest revenues to operating revenues (FTE basis), as defined in footnote 1 of Table 4 above, was 41.0% for the quarter and 39.6% for the nine months ended September 30, 2021, respectively, versus 39.2% and 38.5% for the comparable periods of 2020. The increase for the year-to-date period is a function of a 6.4% increase in adjusted noninterest revenues while adjusted net interest income (FTE basis) increased at a slower 1.2% pace.

The Company expects its full-year mortgage banking revenues in 2021 to continue to be below 2020 as the Company reduced the amount of sales of secondary market eligible residential mortgage loans beginning in the fourth quarter of 2020.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2021	2020	2021	2020
Salaries and employee benefits	$62,883	$57,280	$178,407	$170,252
Occupancy and equipment	9,867	10,134	31,437	30,627
Data processing and communications	12,966	12,096	38,123	33,342
Amortization of intangible assets	3,703	3,581	10,300	10,772
Legal and professional fees	3,352	2,365	8,885	8,577
Business development and marketing	2,383	3,145	7,071	7,162
Litigation accrual	(100)	2,950	(100)	2,950
Acquisition expenses	102	796	133	4,537
Other	5,280	4,619	12,969	13,313
Total noninterest expenses	$100,436	$96,966	$287,225	$281,532
Operating expenses(1)/average assets	2.55%	2.63%	2.53%	2.80%
Efficiency ratio(2)	61.7%	58.9%	60.1%	59.2%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less litigation accrual expenses,acquisition expenses and amortization of intangibles. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-impaired loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $100.4 million and $287.2 million for the third quarter and YTD periods of 2021, respectively, representing an increase of $3.5 million, or 3.6%, and an increase of $5.7 million, or 2.0%, from the respective prior year periods. Combined acquisition-related expenses and litigation accrual expenses of $3.7 million and $7.5 million are included in third quarter 2020 and YTD 2020 noninterest expenses, respectively. Salaries and employee benefits increased $5.6 million, or 9.8%, and $8.2 million, or 4.8%, for the third quarter and YTD periods of 2021, respectively, as compared to the corresponding periods of 2020. The increase in salaries and benefits was driven by increases in merit and incentive-related employee wages, higher payroll taxes, including increases in state-related unemployment taxes, higher employee benefit-related expenses and staffing increases due to recent acquisitions. The remaining change to noninterest expenses can be attributed to occupancy and equipment (down $0.3 million for the quarter driven by branch consolidation activities between the periods and up $0.8 million YTD driven by the Steuben acquisition), data processing and communications (up $0.9 million for the quarter and $4.8 million YTD driven by the Steuben acquisition and the Company’s implementation of new customer-facing digital technologies and back office systems), amortization of intangible assets (up $0.1 million for the quarter due to recent acquisitions and down $0.5 million YTD), legal and professional fees (up $1.0 million for the quarter and $0.3 million YTD due to the general increase in the level of business activities), business development and marketing (down $0.8 million for the quarter and $0.1 million YTD) and other expenses (up $0.7 million for the quarter due to the general increase in the level of business activities and down $0.3 million YTD). Included in other expenses was an increase in non-service related components of the net periodic pension benefit credit (up $0.6 million for the quarter and $2.0 million YTD).

The Company’s efficiency ratio (as defined in Table 5 above) was 61.7% for the third quarter, 2.8% unfavorable to the comparable quarter of 2020. This resulted from operating expenses (as described in footnote 1 of Table 5 above) increasing 7.9%, while operating revenues (as described in footnote 2 of Table 5 above) increased a lesser 3.0%. The efficiency ratio of 60.1% for the first nine months of 2021 was 0.9% unfavorable compared to the first nine months of 2020 due to 5.2% higher operating expenses (as described in footnote 1 of Table 5 above), while operating revenues (as described footnote 2 of Table 5 above) increased by 3.4%. Current year operating expenses, excluding intangible amortization, litigation accrual expenses and acquisition expenses, as a percentage of average assets decreased eight basis points versus the prior year quarter and was 27 basis points lower than the prior year-to-date period as operating expenses (as defined above) increased at a slower pace than average assets. Operating expenses (as defined above) increased 7.9% for the quarter and increased 5.2% for the year-to-date period, while average assets increased 11.0% for the quarter and increased 16.5% for the year-to-date period.

Income Taxes

The third quarter and YTD 2021 effective income tax rates were 21.1% and 20.9%, respectively, as compared to the 20.3% and 19.8% for the comparable periods of 2020. The increase in the third quarter and YTD 2021 effective income tax rates is primarily attributable to an increase in certain state income tax rates that were enacted in the second quarter of 2021. Partially offsetting this was a higher level of benefit derived from stock based compensation activity for YTD 2021. The Company recorded a $2.0 million and $1.3 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2021 and YTD 2020, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the third quarter and YTD 2021 were 21.1% and 22.0%, respectively, as compared to 20.4% and 20.7% for the comparable periods of 2020.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.40 billion at the end of the third quarter, an increase of $808.1 million from December 31, 2020 and $1.13 billion higher than September 30, 2020. The balance of cash equivalents was $2.10 billion at the end of the third quarter, an increase of $629.4 million from December 31, 2020 and $461.7 million higher than September 30, 2020. The book value of investment securities (excluding unrealized gains and losses) of $4.45 billion at the end of the third quarter increased $976.7 million from December 31, 2020 and increased $1.34 billion from September 30, 2020. During the first nine months of 2021, the Company purchased $1.16 billion of U.S. Treasury and agency securities with an average yield of 1.28%, $102.4 million of government agency mortgage-backed securities with an average yield of 1.77%, $13.8 million of obligations of state and political subdivisions with an average yield of 2.44% and $5.0 million of corporate debt securities with an average yield of 3.25%. These additions were partially offset by $313.9 million of investment maturities, calls and principal payments during the first nine months of 2021. Additionally, there was $8.5 million of net accretion on investment securities during the first nine months of 2021. The effective duration of the investment securities portfolio was 7.6 years at the end of the third quarter of 2021, as compared to 7.7 years at the end of 2020 and 3.2 years at the end of the third quarter of 2020.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2021, the portfolio had a $47.5 million net unrealized loss, a decrease of $168.6 million from the net unrealized gain at December 31, 2020 and a $202.8 million decrease from the net unrealized gain at September 30, 2020. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

Table 6: Investment Securities

	September 30, 2021		December 31, 2020		September 30, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value	Cost	Value

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,467,053	$3,393,260	$2,423,236	$2,501,382	$2,034,512	$2,149,170
Obligations of state and political subdivisions	404,531	421,965	451,028	475,660	470,518	493,496
Government agency mortgage-backed securities	503,548	510,676	506,540	522,638	508,738	523,974
Corporate debt securities	8,000	8,078	4,499	4,635	4,504	4,602
Government agency collateralized mortgage obligations	23,746	24,392	42,476	43,577	50,134	51,480
Total available-for-sale portfolio	4,406,878	4,358,371	3,427,779	3,547,892	3,068,406	3,222,722

Equity and other Securities:
Equity securities, at fair value	251	459	251	445	251	423
Federal Home Loan Bank common stock	7,251	7,251	7,468	7,468	7,545	7,545
Federal Reserve Bank common stock	33,916	33,916	33,916	33,916	33,916	33,916
Other equity securities, at adjusted cost	2,651	3,401	4,876	5,626	4,707	5,457
Total equity and other securities	44,069	45,027	46,511	47,455	46,419	47,341

Total investments	$4,450,947	$4,403,398	$3,474,290	$3,595,347	$3,114,825	$3,270,063

Loans

As shown in Table 7, loans ended the third quarter at $7.28 billion, down $176.1 million, or 2.4%, from one year earlier and down $133.4 million, or 1.8%, from the end of 2020. The decline during the last twelve months occurred primarily in the business lending portfolio, reflective of a net decrease in PPP loans, along with lesser declines in the home equity and consumer direct portfolios, partially offset by increases in the consumer indirect and consumer mortgage portfolios. The decline from the end of 2020 was also primarily in the business lending portfolio, reflective of a net decrease in PPP loans, along with a lesser decline in the home equity portfolio, partially offset by increases in the consumer indirect, consumer mortgage and consumer direct portfolios.

Table 7: Loans

(000's omitted)	September 30, 2021		December 31, 2020		September 30, 2020
Business lending	$3,092,177	42.5%	$3,440,077	46.4%	$3,433,565	46.0%
Consumer mortgage	2,470,974	33.9%	2,401,499	32.4%	2,410,249	32.3%
Consumer indirect	1,168,378	16.1%	1,021,885	13.8%	1,039,925	13.9%
Consumer direct	155,602	2.1%	152,657	2.0%	161,639	2.2%
Home equity	395,451	5.4%	399,834	5.4%	413,265	5.6%
Total loans	$7,282,582	100.0%	$7,415,952	100.0%	$7,458,643	100.0%

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing. The business lending portfolio decreased $341.4 million, or 9.9%, from September 30, 2020, primarily driven by a $336.8 million net decrease in PPP loans as a result of forgiveness granted by the SBA. The portfolio decreased $347.9 million from December 31, 2020, primarily attributable to a $302.6 million net decrease in PPP loans. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA, including lending pursuant to the 2020 Coronavirus Aid, Relief, and Security Act’s (“CARES Act”), now known as first draw loans. In addition, the Company participated in the 2021 Consolidated Appropriations Act’s (“CAA”) PPP loan program, now known as second draw loans. As of September 30, 2021, the Company’s business lending portfolio included 45 first draw PPP loans with a total balance of $14.4 million and 1,341 second draw PPP loans with a total balance of $151.0 million. This compares to 3,417 first draw PPP loans with a total balance of $470.7 million at December 31, 2020 and 3,473 first draw PPP loans with a total balance of $507.2 million at September 30, 2020.

Consumer mortgages increased $60.7 million, or 2.5%, from one year ago and increased $69.5 million, or 2.9%, from December 31, 2020 driven by strong housing demand. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. During the fourth quarter of 2020, the Company sold $42.3 million of its secondary market eligible consumer mortgages, which offset a portion of the increase in outstanding balances between the comparable annual periods. The Company changed its strategy to hold the majority of its secondary market eligible consumer mortgages during the fourth quarter of 2020 and is currently holding almost all of its new consumer mortgage production in portfolio, with only $17.0 million of consumer mortgages sold in the first nine months of 2021. Home equity loans decreased $17.8 million, or 4.3%, from one year ago and decreased $4.4 million, or 1.1%, from December 31, 2020. The Company continues to experience paydowns in its home equity portfolio due in part to some consumers using stimulus funds to reduce debt levels and balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $122.4 million, or 10.2%, from one year ago and increased $149.4 million, or 12.7%, from December 31, 2020 due in large part to high demand driven by low market interest rates and added personal liquidity to fund larger down payments. Strained supplies in all categories, while not impactful enough thus far to substantially stunt growth opportunities, will continue to prop up pricing in all indirect collateral categories. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances for the rest of 2021 remains uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first draw and second draw PPP loans continue to be forgiven by the SBA. The Company anticipates assisting the remainder of the Company’s first draw PPP borrowers with forgiveness requests during the fourth quarter of 2021 and the majority of the Company’s second draw PPP borrowers with forgiveness requests over the next few quarters. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand are presently difficult to predict.

Asset Quality

Table 8 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2021 and 2020 and December 31, 2020.

Table 8: Nonperforming Assets

	September 30,	December 31,	September 30,
(000’s omitted)	2021	2020	2020
Nonaccrual loans
Business lending	$47,820	$55,709	$11,750
Consumer mortgage	15,605	14,970	14,821
Consumer indirect	0	1	1
Consumer direct	1	3	3
Home equity	2,541	2,246	2,181
Total nonaccrual loans	65,967	72,929	28,756
Accruing loans 90+ days delinquent
Business lending	148	59	39
Consumer mortgage	1,288	3,051	3,182
Consumer indirect	131	219	12
Consumer direct	19	28	34
Home equity	288	565	220
Total accruing loans 90+ days delinquent	1,874	3,922	3,487
Nonperforming loans
Business lending	47,968	55,768	11,789
Consumer mortgage	16,893	18,021	18,003
Consumer indirect	131	220	13
Consumer direct	20	31	37
Home equity	2,829	2,811	2,401
Total nonperforming loans	67,841	76,851	32,243
Other real estate owned (OREO)	891	883	1,209
Total nonperforming assets	$68,732	$77,734	$33,452

Nonperforming loans / total loans	0.93%	1.04%	0.43%
Nonperforming assets / total loans and other real estate	0.94%	1.05%	0.45%
Delinquent loans (30 days old to nonaccruing) to total loans	1.28%	1.50%	0.79%
Net charge-offs to average loans outstanding (quarterly)	0.07%	0.07%	0.07%
Provision for credit losses to net charge-offs (quarterly)	(70)%	(246)%	155%

As displayed in Table 8, nonperforming assets at September 30, 2021 were $68.7 million, a $9.0 million decrease versus the level at the end of 2020 and a $35.3 million increase as compared to one year earlier. Nonperforming loans decreased $9.0 million from year-end 2020 and increased $35.6 million from September 30, 2020. Nonperforming loans were 0.93% of total loans outstanding at the end of the third quarter, 11 basis points lower than the level at December 31, 2020 and 50 basis points higher than the level at September 30, 2020.

With respect to the Company’s lending activities, the Company continues to consider customer forbearance requests to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, but such requests diminished significantly in the first nine months of 2021. As of September 30, 2021, the Company had 4 borrowers in forbearance due to COVID-19 related financial hardship, representing $3.9 million in outstanding loan balances, or 0.01% of total loans outstanding. This compares to 74 borrowers and $66.5 million in loans outstanding in forbearance at December 31, 2020 and 216 borrowers and $192.7 million in loans outstanding in forbearance at September 30, 2020. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for troubled debt restructure classification and nonperforming loan status.

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

Other real estate owned (“OREO”) at September 30, 2021 of $0.9 million was consistent with December 31, 2020 and decreased $0.3 million from September 30, 2020. At September 30, 2021, OREO consisted of five residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million. This compares to five residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million at December 31, 2020, and nine residential properties with a total value of $0.6 million and one commercial property with a value of $0.6 million at September 30, 2020.

Approximately 71% of the nonperforming loans at September 30, 2021 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans increased from the prior year due to the continued pandemic-related financial hardship experienced by certain borrowers as described previously. Approximately 25% of nonperforming loans at September 30, 2021 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s market area have generally remained stable or have increased over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. Economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions and state government shutdowns of certain business activities, as well as COVID-19 related delays in foreclosure processes have improved over the past few quarters, contributing to a modest decrease in nonperforming loans in the consumer mortgage portfolio as compared to one year earlier. The Company will continue to closely monitor the impact that economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses. The remaining 4% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 73% at the end of the third quarter, as compared to 79% at year-end 2020 and 201% at September 30, 2020. The decrease in this ratio between the annual quarterly periods was primarily driven by the increase in nonperforming business loans as mentioned previously.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 1.28% at the end of the third quarter, 22 basis points below the 1.50% at year-end 2020 and 49 basis points above the 0.79% at September 30, 2020. The business lending delinquency ratio at the end of the third quarter was four basis points below the level at December 31, 2020 and 128 basis points above the level at September 30, 2020, largely attributable to the aforementioned pandemic-related hardship experienced by certain loan customers. The delinquency rates for the consumer mortgage, consumer indirect and consumer direct portfolios all decreased as compared to the levels at December 31, 2020 and September 30, 2020, while the delinquency rate for the home equity portfolio decreased as compared to the level at December 31, 2020 and increased as compared to the level at September 30, 2020. The Company believes the decreases in consumer delinquent loan levels was supported by the extraordinary Federal and State Government financial assistance that has been provided to consumers throughout the pandemic.

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

Table 9: Allowance for Credit Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$51,750	$64,437	$60,869	$49,911
Impact of adopting ASC 326	0	0	0	1,357
Charge-offs:
Business lending	872	827	925	1,010
Consumer mortgage	127	248	369	668
Consumer indirect	1,365	1,281	3,514	4,791
Consumer direct	309	340	822	1,214
Home equity	30	24	145	178
Total charge-offs	2,703	2,720	5,775	7,861
Recoveries:
Business lending	204	99	586	369
Consumer mortgage	3	23	22	67
Consumer indirect	973	1,111	3,402	3,107
Consumer direct	163	225	607	578
Home equity	10	5	19	23
Total recoveries	1,353	1,463	4,636	4,144

Net charge-offs	1,350	1,257	1,139	3,717
Allowance for credit losses on acquired PCD loans	0	0	0	528
Provision for credit losses related to loans	(901)	1,782	(10,231)	13,749
Provision for credit losses related to acquisition	0	0	0	3,134

Allowance for credit losses at end of period	$49,499	$64,962	$49,499	$64,962

Liabilities for off-balance-sheet credit exposures at beginning of period	$762	$1,452	$1,489	$0
Impact of adopting ASC 326	0	0	0	1,185
Provision for credit losses related to off-balance-sheet credit exposures from acquisition	0	0	0	67
Provision for credit losses related to off-balance-sheet credit exposures	(43)	163	(770)	363
Liabilities for off-balance-sheet credit exposures at end of period	$719	$1,615	$719	$1,615
Allowance for credit losses / total loans	0.68%	0.87%	0.68%	0.87%
Allowance for credit losses / nonperforming loans	73%	201%	73%	201%
Net charge-offs (annualized) to average loans outstanding:
Business lending	0.08%	0.08%	0.01%	0.03%
Consumer mortgage	0.02%	0.04%	0.02%	0.03%
Consumer indirect	0.14%	0.07%	0.01%	0.21%
Consumer direct	0.34%	0.26%	0.17%	0.47%
Home equity	0.02%	0.02%	0.04%	0.05%
Total loans	0.07%	0.07%	0.02%	0.07%

As displayed in Table 9, net charge-offs during the third quarter of 2021 were $1.4 million, $0.1 million higher than third quarter of 2020 net charge-offs of $1.3 million. Net charge-offs for the nine months ended September 30, 2021 were $1.1 million, $2.6 million below the $3.7 million of net charge-offs during the first nine months of 2020. All portfolios experienced lower levels of net charge-offs for the YTD periods of 2021 as compared to the corresponding period of 2020. The consumer indirect, consumer direct and home equity portfolio experienced slightly higher levels of net charge-offs during the third quarter as compared to the corresponding period of 2020, while the consumer mortgage and business lending portfolios experienced slightly lower levels of net charge-offs as compared to the same period. The annualized net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter of 2021 was 0.07%, consistent with the third quarter of 2020. Net charge-off ratios for the third quarter of 2021 for the consumer direct, consumer indirect, home equity and consumer mortgage portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the business lending portfolio was above the Company’s average for the trailing eight quarters. The September YTD annualized net charge-off ratio of 0.02% for total loans was five basis points lower than it was for the equivalent prior year period.

The Company recorded a $0.9 million net benefit in the provision for credit losses in the third quarter and an $11.0 million net benefit in the provision for credit losses for the YTD period. The third quarter provision for credit losses was $2.9 million less than the $2.0 million provision for credit losses recorded in the prior year’s third quarter. Exclusive of the $3.2 million of acquisition-related provision due to the Steuben transaction recorded in the second quarter of 2020, the YTD provision for credit losses was $25.1 million lower than the equivalent prior year period. The allowance for credit losses of $49.5 million as of September 30, 2021 decreased $15.5 million from the level one year ago. At the end of the third quarter of 2020, unemployment was high and economic forecasts reflected continued weakness due to the state of the COVID-19 pandemic. Conversely, during the third quarter of 2021, economic forecasts remained comparatively favorable given the state of the post-vaccine economic recovery, which, in combination with elevated real estate and vehicle collateral values, drove down expected life of loan losses, resulting in an allowance for credit losses to total loans ratio of 0.68% at September 30, 2021, 19 basis points lower than the level at September 30, 2020 and 14 basis points lower than the level at December 31, 2020.

Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2021, the net purchase discount related to the $1.10 billion of remaining non-PCD loan balances acquired from prior period acquisitions was approximately $8.8 million, or 0.80% of that portfolio.

Deposits

As shown in Table 10, average deposits of $12.50 billion in the third quarter were $1.57 billion, or 14.4%, higher than the third quarter of 2020, primarily due to the larger than anticipated net inflows and retention of funds related to government stimulus and PPP programs. Total average deposit balances increased $1.29 billion, or 11.5%, from the fourth quarter of last year, due to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. Average noninterest checking deposits as a percentage of average total deposits was 30.7% in the third quarter compared to 30.3% in the third quarter of 2020 and 29.9% in the fourth quarter of last year. Non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 92.3% of the Company’s deposit funding base (up from 91.2% one year earlier), while time deposits represent 7.7% of total average third quarter deposits (down from 8.8% one year earlier). The quarterly average cost of deposits was 0.09% for the third quarter of 2021, compared to 0.12% for the fourth quarter of 2020 and 0.13% in the third quarter of 2020, reflective of market-driven decreases in deposit interest rates between the periods and an increase in the proportion of average noninterest checking deposits. The Company continues to focus on expanding its core deposit relationship base through its competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the third quarter of 2021 increased $1.14 billion, or 11.6%, versus the fourth quarter of 2020 and increased $1.24 billion, or 12.7%, versus the year-earlier period. Average public fund deposits for the third quarter increased $151.1 million, or 11.4%, from the fourth quarter of 2020 and increased $328.8 million, or 28.5%, from the third quarter of 2020. Average public fund deposits as a percentage of total average deposits increased from 10.5% in the third quarter of 2020 to 11.9% in the third quarter of 2021, impacted by federal and state stimulus program-related support to municipalities to cover COVID-19 expenditures and investments that cover multi-year timeframes.

Table 10: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2021	2020	2020
Noninterest checking deposits	$3,841,646	$3,356,156	$3,312,841
Interest checking deposits	3,147,360	2,791,708	2,676,279
Savings deposits	2,197,592	1,916,715	1,859,544
Money market deposits	2,356,765	2,209,455	2,122,955
Time deposits	960,670	935,886	962,428
Total deposits	$12,504,033	$11,209,920	$10,934,047

Nonpublic fund deposits	$11,022,010	$9,878,990	$9,780,843
Public fund deposits	1,482,023	1,330,930	1,153,204
Total deposits	$12,504,033	$11,209,920	$10,934,047

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2021 totaled $6.2 million. This was $81.1 million, or 92.9%, lower than borrowings at December 31, 2020 and $92.5 million, or 93.7%, below the level at the end of the third quarter of 2020. The decrease from the prior year third quarter was primarily due to the redemption of $77.3 million of trust preferred subordinated debt held by Community Capital Trust IV (“CCT IV”), an unconsolidated subsidiary trust, during the first quarter of 2021, the redemption of $10.4 million of subordinated notes payable acquired from the Kinderhook Bank Corp. acquisition during the fourth quarter of 2020 and a decrease in other FHLB borrowings. The decrease from the fourth quarter of 2020 was primarily related to the aforementioned redemption of the trust preferred subordinated debt held by CCT IV and a decrease in other FHLB borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $316.8 million at the end of the third quarter of 2021, an increase of $32.8 million from December 31, 2020 due primarily to the seasonal characteristics of this portfolio, and were $36.0 million above their level at September 30, 2020, impacted by federal and state stimulus program-related support to municipalities to cover COVID-19 expenditures and investments that cover multi-year timeframes.

Shareholders’ Equity

Total shareholders’ equity was $2.07 billion at the end of the third quarter, down $34.2 million from the balance at December 31, 2020. The decrease was driven by $125.9 million of other comprehensive loss, net of tax, and dividends declared of $68.4 million, partially offset by net income of $146.1 million, net activity under the Company’s employee stock plan of $9.2 million, and $4.8 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $128.1 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as market interest rates increased between the periods, partially offset by a positive $2.2 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $28.7 million, as a decrease in the market value adjustment on investments and dividends declared more than offset net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.22% at the end of the third quarter, down 94 basis points from year-end 2020 and 99 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2020 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, decreasing 0.4%, primarily from the redemption of $75.0 million of junior subordinated debt partially offset by net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 9.7%, primarily due to continued inflows of customer deposits as a result of government stimulus programs. The Tier 1 leverage ratio decreased compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 2.0% primarily due to earnings retention partially offset by the redemption of $75.0 million of junior subordinated debt, while average assets, excluding intangibles and the market value adjustment on investments, increased 12.9% primarily due to government stimulus program and PPP lending-related funding inflows. The net tangible equity-to-assets ratio (a non-GAAP measure) of 8.59% decreased 133 basis points from both December 31, 2020 and September 30, 2020 (See Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity to assets ratio over the past 12 months was primarily driven by a $1.47 billion, or 11.2%, increase in tangible assets due to the aforementioned government stimulus-related funding inflows, as well as a $154.1 million decline in the after-tax market value adjustment on the Company’s available-for-sale investment securities portfolio due to higher market interest rates and changes in the composition of the portfolio.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2021 was 46.8%, compared to 55.8% for the nine months ended September 30, 2020. Dividends declared for the first nine months of 2021 increased 3.7% compared to the first nine months of 2020, as the Company’s quarterly dividend per share was raised from $0.41 to $0.42 in the third quarter of 2020 and from $0.42 to $0.43 in the third quarter of 2021, while net income increased 23.6% versus the equivalent year-to-date period due in most part to a significantly lower provision for credit losses. The 2021 dividend increase marked the Company’s 29th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding increased 0.7% over the last twelve months, primarily related to activity in the Company’s employee stock plans.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at September 30, 2021.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At September 30, 2021, the Bank had $2.32 billion of cash and cash equivalents of which $2.10 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.66 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $248.9 million of funding availability at the Federal Reserve Bank’s discount window. Additionally, the Company has $2.03 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There is $25.0 million available in unsecured lines of credit with other correspondent banks at quarter-end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of September 30, 2021, this ratio was 24.9% for 30-days and 25.1% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of September 30, 2021, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2021 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of a decline in housing or vehicle prices, higher unemployment rates, labor shortages, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal or State statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations; (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (13) changes in consumer spending, borrowing and savings habits; (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations; (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (19) the ability to maintain and increase market share and control expenses; (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19; (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2021	2020	2021	2020
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$45,336	$42,809	$146,130	$118,191
Income taxes	12,092	10,904	38,616	29,153
Income before income taxes	57,428	53,713	184,746	147,344
Provision for credit losses	(944)	1,945	(11,001)	17,313
Pre-tax, pre-provision net revenue (non-GAAP)	56,484	55,658	173,745	164,657
Acquisition expenses	102	796	133	4,537
Unrealized loss (gain) on equity securities	10	12	(14)	30
Litigation accrual	(100)	2,950	(100)	2,950
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$56,496	$59,416	$173,764	$172,174

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.83	$0.79	$2.68	$2.22
Income taxes	0.22	0.20	0.71	0.55
Income before income taxes	1.05	0.99	3.39	2.77
Provision for credit losses	(0.01)	0.04	(0.20)	0.32
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.04	1.03	3.19	3.09
Acquisition expenses	0.00	0.02	0.00	0.09
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Litigation accrual	0.00	0.05	0.00	0.05
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.04	$1.10	$3.19	$3.23

Net income
Net income (GAAP)	$45,336	$42,809	$146,130	$118,191
Acquisition expenses	102	796	133	4,537
Tax effect of acquisition expenses	(21)	(162)	(27)	(915)
Subtotal (non-GAAP)	45,417	43,443	146,236	121,813
Acquisition-related provision for credit losses	0	0	0	3,201
Tax effect of acquisition-related provision for credit losses	0	0	0	(649)
Subtotal (non-GAAP)	45,417	43,443	146,236	124,365
Unrealized loss (gain) on equity securities	10	12	(14)	30
Tax effect of unrealized loss (gain) on equity securities	(2)	(2)	2	(6)
Subtotal (non-GAAP)	45,425	43,453	146,224	124,389
Litigation accrual	(100)	2,950	(100)	2,950
Tax effect of litigation accrual	21	(599)	21	(599)
Operating net income (non-GAAP)	45,346	45,804	146,145	126,740
Amortization of intangibles	3,703	3,581	10,300	10,772
Tax effect of amortization of intangibles	(780)	(727)	(2,155)	(2,130)
Subtotal (non-GAAP)	48,269	48,658	154,290	135,382
Acquired non-impaired loan accretion	(906)	(1,326)	(3,177)	(4,156)
Tax effect of acquired non-impaired loan accretion	191	269	666	821
Adjusted net income (non-GAAP)	$47,554	$47,601	$151,779	$132,047

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2021	2020	2021	2020
Return on average assets
Adjusted net income (non-GAAP)	$47,554	$47,601	$151,779	$132,047
Average total assets	15,027,478	13,543,460	14,638,269	12,564,600
Adjusted return on average assets (non-GAAP)	1.26%	1.40%	1.39%	1.40%

Return on average equity
Adjusted net income (non-GAAP)	$47,554	$47,601	$151,779	$132,047
Average total equity	2,104,164	2,095,211	2,057,700	2,002,797
Adjusted return on average equity (non-GAAP)	8.97%	9.04%	9.86%	8.81%

Earnings per common share
Diluted earnings per share (GAAP)	$0.83	$0.79	$2.68	$2.22
Acquisition expenses	0.00	0.02	0.00	0.09
Tax effect of acquisition expenses	0.00	0.00	0.00	(0.02)
Subtotal (non-GAAP)	0.83	0.81	2.68	2.29
Acquisition-related provision for credit losses	0.00	0.00	0.00	0.06
Tax effect of acquisition-related provision for credit losses	0.00	0.00	0.00	(0.01)
Subtotal (non-GAAP)	0.83	0.81	2.68	2.34
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.81	2.68	2.34
Litigation accrual	0.00	0.05	0.00	0.05
Tax effect of litigation accrual	0.00	(0.01)	0.00	(0.01)
Operating earnings per share (non-GAAP)	0.83	0.85	2.68	2.38
Amortization of intangibles	0.07	0.07	0.19	0.21
Tax effect of amortization of intangibles	(0.01)	(0.01)	(0.04)	(0.03)
Subtotal (non-GAAP)	0.89	0.91	2.83	2.56
Acquired non-impaired loan accretion	(0.02)	(0.03)	(0.06)	(0.09)
Tax effect of acquired non-impaired loan accretion	0.00	0.00	0.01	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.87	$0.88	$2.78	$2.48

Noninterest operating expenses
Noninterest expenses (GAAP)	$100,436	$96,966	$287,225	$281,532
Amortization of intangibles	(3,703)	(3,581)	(10,300)	(10,772)
Acquisition expenses	(102)	(796)	(133)	(4,537)
Litigation accrual	100	(2,950)	100	(2,950)
Total adjusted noninterest expenses (non-GAAP)	$96,731	$89,639	$276,892	$263,273

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$96,731	$89,639	$276,892	$263,273
Fully tax-equivalent net interest income	93,416	93,928	281,242	277,980
Noninterest revenues	64,309	59,659	182,300	171,219
Acquired non-impaired loan accretion	(906)	(1,326)	(3,177)	(4,156)
Unrealized loss (gain) on equity securities	10	12	(14)	30
Operating revenues (non-GAAP) - denominator	$156,829	$152,273	$460,351	$445,073
Efficiency ratio (non-GAAP)	61.7%	58.9%	60.1%	59.2%

	September 30,	December 31,	September 30,
(000's omitted)	2021	2020	2020
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$15,331,098	$13,931,094	$13,845,325
Intangible assets	(868,104)	(846,648)	(850,214)
Deferred taxes on intangible assets	43,768	44,370	44,733
Total tangible assets (non-GAAP)	$14,506,762	$13,128,816	$13,039,844

Total common equity
Shareholders' Equity (GAAP)	$2,069,934	$2,104,107	$2,098,660
Intangible assets	(868,104)	(846,648)	(850,214)
Deferred taxes on intangible assets	43,768	44,370	44,733
Total tangible common equity (non-GAAP)	$1,245,598	$1,301,829	$1,293,179

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,245,598	$1,301,829	$1,293,179
Total tangible assets (non-GAAP) - denominator	$14,506,762	$13,128,816	$13,039,844
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	8.59%	9.92%	9.92%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 90.6% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipals account for 9.2% of the total portfolio, of which, 94.2% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income (“NII”) sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using September 30, 2021 as a starting point.
●	Pending acquisitions are excluded from this model.
●	The model assumes the Company’s average deposit balances will increase approximately 2.6% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 3.3% over the next twelve months.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that all of the remaining PPP loans originated during 2020 will be forgiven and repayment of the vast majority of the balances would occur over the next 12 months. The majority of the PPP loans originated in 2021 under the “Second Draw” are generally projected to be repaid over the next 9 months. All other loan balances, are generally projected to increase modestly throughout the forecast period.
●	As of September 30, 2021, cash equivalents were just under $2.1 billion. The model assumes approximately 44% of the excess cash and cash flows from investment contractual maturities and prepayments, estimated at $1.1 billion, are to be invested in long-term securities over the next twelve months.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to levels experienced during the 3rd quarter of 2020 as a result of COVID-19.

Net Interest Income Sensitivity Model

Calculated annualized increase (decrease)
in projected net interest
income at September 30, 2021
Interest rate scenario	(000’s omitted)
+200 basis points	$15,592
+100 basis points	$7,174
-100 basis points	$(4,809)

Projected NII over the 12-month forecast period increases in the rising rate environments largely due to higher rates earned on significant levels of cash equivalents, investment purchases, and assumed higher rates on new loans, including variable and adjustable rate loans. These increases are partially offset by anticipated increases in deposit and borrowing costs. Over the longer time period, the growth in NII continues to improve in both rising rate environments as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2021. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the third quarter of 2021:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2021	830	$73.44	0	2,680,000
August 1-31, 2021	0	0.00	0	2,680,000
September 1-30, 2021	0	0.00	0	2,680,000
Total (1)	830	$73.44
(1)	Included in the common shares repurchased were 830 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: November 9, 2021	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date: November 9, 2021	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer