Form 10-K
period 2021-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2022-03-01
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                                         .

Commission file number 001-13695

(Exact name of registrant as specified in its charter)

Delaware	16-1213679.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 445-2282

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CBU	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2021 (the registrant’s most recently completed second fiscal quarter): $4,022,854,197.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2022: 53,864,500

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2022 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2021, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust, and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers. As of December 31, 2021, the Bank operates 206 full-service branches and 12 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont, and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2019-2021)

Elmira Savings Bank – Pending Acquisition

On October 4, 2021, the Company announced that the Bank had entered into an agreement to acquire Elmira Savings Bank (“Elmira”), a twelve branch banking franchise headquartered in Elmira, New York, for $82.8 million in cash. The acquisition will enhance the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. Elmira had total assets of $632.2 million, total deposits of $541.0 million, and net loans of $458.6 million at December 31, 2021. The merger was approved by the shareholders of Elmira on December 14, 2021. The Company expects to complete the acquisition in the second quarter of 2022, subject to customary closing conditions, including required regulatory approval.

Thomas Gregory Associates Insurance Brokers, Inc.

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

Fringe Benefits Design of Minnesota, Inc.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. As of December 31, 2021, the contingent consideration is valued at $1.6 million, resulting in a $0.2 million acquisition-related contingent consideration adjustment recorded in the consolidated statements of income in 2021. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

NuVantage Insurance Corp.

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

Wealth Management Services

Through the Bank’s trust department, CISI, Carta Group, Nottingham, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers investment alternatives including stocks, bonds, mutual funds, insurance and advisory products.

Insurance Services

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

Competition

The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont, and Massachusetts markets. The Company competes actively for loans, deposits, and financial services relationships with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, including, financial technology companies, insurance agencies, and other regulated and unregulated providers of financial services. In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

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

The table below summarizes the Bank’s deposits and market share by the 61 counties of New York, Pennsylvania, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2021. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

					Number of
		Deposits as of 6/30/2021(1)	Market Share			Towns/	Towns Where Company Has 1st or
County	State	(000's omitted)	(1)	Branches	ATM's	Cities	Towns Where Position
Grand Isle	VT	$52,321	100.00%	1	1	1	1
Allegany	NY	601,552	79.36%	10	14	9	9
Lewis	NY	265,837	71.48%	4	4	3	3
Hamilton	NY	71,146	60.02%	2	2	2	2
Franklin	NY	470,650	54.81%	6	5	4	4
Madison	NY	487,528	41.28%	6	8	5	5
Cattaraugus	NY	775,070	40.17%	9	11	7	6
Otsego	NY	404,353	27.76%	9	9	6	5
Saint Lawrence	NY	640,699	25.56%	10	12	9	8
Seneca	NY	167,514	24.69%	3	3	3	2
Schuyler	NY	63,626	23.44%	1	1	1	1
Jefferson	NY	608,321	22.83%	7	7	6	5
Yates	NY	125,549	22.27%	3	2	2	1
Clinton	NY	507,678	22.24%	3	6	2	2
Livingston	NY	271,370	21.07%	5	8	5	4
Wyoming	PA	167,967	20.31%	3	3	3	2
Chautauqua	NY	509,708	19.24%	11	11	10	6
Columbia	NY	282,507	17.38%	4	3	4	3
Essex	NY	175,779	15.93%	4	4	4	3
Oswego	NY	269,670	13.63%	4	5	4	2
Steuben	NY	496,905	11.93%	10	11	9	7
Wayne	NY	181,780	11.32%	3	4	2	2
Addison	VT	93,039	10.66%	2	2	2	1
Ontario	NY	327,002	10.45%	7	13	5	3
Caledonia	VT	79,518	9.06%	2	2	2	1
Bennington	VT	100,540	9.01%	2	4	2	0
Orange	VT	37,758	8.97%	1	1	1	1
Herkimer	NY	71,341	8.48%	1	1	1	1
Tioga	NY	44,947	8.29%	2	2	2	1
Delaware	NY	138,633	7.86%	4	4	4	3
Chittenden	VT	697,821	7.44%	9	10	7	3
Rutland	VT	139,639	7.20%	3	4	2	1
Luzerne	PA	575,994	6.61%	9	13	8	4
Montgomery	NY	68,033	6.48%	2	2	2	1
Franklin	VT	56,963	6.44%	2	2	2	0
Chemung	NY	87,440	6.11%	2	2	1	0
Lackawanna	PA	508,313	5.98%	10	9	7	4
Susquehanna	PA	74,756	5.65%	2	1	2	1
Carbon	PA	58,543	5.34%	2	2	2	1
Fulton	NY	59,392	5.26%	1	1	1	0
Windham	VT	67,258	4.89%	2	3	2	1
Windsor	VT	86,002	4.75%	2	2	2	0
Schoharie	NY	27,203	4.53%	1	1	1	0
Washington	NY	40,695	4.31%	1	1	1	1
Oneida	NY	319,969	3.81%	6	8	5	4
Lamoille	VT	34,904	3.79%	1	1	1	1
Cayuga	NY	57,200	3.23%	2	2	2	1
Washington	VT	112,528	2.92%	3	4	3	1
Bradford	PA	42,574	2.69%	2	2	2	1
Chenango	NY	30,599	2.38%	2	2	1	0
Rensselaer	NY	63,535	2.08%	1	2	1	0
Onondaga	NY	337,305	2.00%	4	5	4	1
Warren	NY	45,378	1.59%	1	1	1	1
Wyoming	NY	23,775	1.11%	1	1	1	0
Ulster	NY	59,597	1.03%	1	1	1	1
Broome	NY	36,875	0.45%	1	1	1	0
Albany	NY	90,990	0.33%	3	7	3	0
Erie	NY	216,878	0.32%	5	5	4	2
Hampden	MA	46,080	0.28%	1	1	1	0
Tompkins	NY	5,683	0.14%	1	0	1	0
Monroe	NY	7,157	0.03%	1	0	1	0
		$12,569,387	4.47%	223	259	193	124

(1)	Deposits and Market Share data as of June 30, 2021, the most recent information available from S&P Global Market Intelligence. Deposit amounts include $230.4 million of intercompany balances that are eliminated upon consolidation.

Human Capital Resources

As of December 31, 2021, the Company had 2,927 total employees, which included 2,728 full-time employees and 199 part-time and temporary employees. Of the Company’s 2,927 employees, 2,268 are in the Banking segment (2,083 full-time employees and 185 part-time and temporary employees), 396 employees are in the Employee Benefit Services segment (388 full-time employees and 8 part-time and temporary employees), and 263 employees are in the All Other segment (257 full-time employees and 6 part-time and temporary employees). The Company considers its relationship with its employees to be good. The Company has not experienced any material employment-related issues or interruptions of services due to labor disagreements. None of the Company’s employees are represented by a labor union or are represented by a collective bargaining agreement.

Compensation and Benefits

The success and growth of the Company’s business is largely dependent on its ability to attract, develop, and retain a population of talented and high-performing employees with a diversity of background and skill sets at all levels of our organization. Accordingly, the Company strives to offer competitive salaries and benefits that are consistent with employee positions, skill levels, experience, and geographic location. The Company is proud to offer an array of incentive compensation in which all employees have an opportunity to earn various forms of supplemental pay as a reward for their overall contributions towards the Company’s financial objectives. Additionally, the Company offers a wellness program aimed at providing tools, resources, and encouragement to support its employees’ physical and mental well-being.

Growth and Development

The Company continues to broaden the scope of its talent development initiatives across its widening geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. In 2021, the Company implemented a new HR operating system which includes several features to support talent development, enhanced performance management tools and other features that provide a more streamlined employee experience for various transactions. The Company offers an array of programs and continuing education dedicated to strengthen employee engagement, personal accountability, productivity, and emotional well-being including customized programs supporting an overall strategy of strong workforce planning, growth-focused coaching sessions, career-path roadmaps and curated learning resources. The Company is committed to enabling a culture that celebrates talent sharing, career development and agility across the Company and generally posts all roles internally first before sharing them externally.

Culture and Diversity

The Company is committed to fostering a workforce in an inclusive environment that enhances the culture of shared identity, civility, dignity, and respect. The Company has a company-wide Culture and Diversity Council that supports this effort and provides strategic direction and advocacy for these initiatives. The Council’s members play a vital role in creating the Company’s culture and diversity initiatives and are comprised of employees from various areas of the Company’s business and geographic locations. The Council members, along with other employees who volunteer to act as “Council Ambassadors,” are responsible for advancing the Council’s message within their own network of employees. Their efforts demonstrate the Company’s commitment to creating a work environment where everyone feels welcomed, valued, and fully engaged to contribute their unique talents and transform that deeper understanding into the organization’s culture. The Culture and Diversity Council has developed a set of initiatives to increase focus on diversity, equity, and inclusion across the key areas of talent acquisition and retention; employee community service spotlights; senior leadership composition; a collaborative learning and development campaign centered on greater awareness of unconscious bias; and vendor selection monitoring.

Engagement

The Company is committed to creating a world class workplace filled with highly satisfied and engaged employees. The Company believes that open and honest communication among employees, managers and executive leadership fosters an open and collaborative work environment where everyone can participate, develop and thrive. In 2021, the Company launched a Company-wide engagement process called “MyVoice” which was initiated with an engagement survey to gauge employee sentiment in areas like culture, career development, manager performance and inclusivity with 83% employee participation. The collective results from the survey highlighted that engagement, performance, and employee development are interlinked and interdependent. The Company’s primary objective in 2022 will be to equip managers with the tools to take daily responsibility for engagement and development by identifying and building individual team action plans from the engagement and performance data garnered from the survey results. These action plans will be created at the local level by having frequent, meaningful conversations with individuals on their teams to identify and then take ownership of improving the workplace experience for their team.

Health and Safety

As the COVID-19 events continued throughout 2021, the Company continued to implement various plans, strategies and protocols to protect its employees, customers and stakeholders, among other objectives. In order to protect its employees and assure workforce continuity and operational redundancy, the Company continued and adjusted as appropriate many of its protocols in order to conduct the Company’s operations in a safe and efficient manner. The safety of its customers, employees, stakeholders and communities will always remain the Company’s top priority.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system. Set forth below is a description of the material laws and regulations applicable to the Company and the Bank. This summary is not complete and the reader should refer to these laws and regulations for more detailed information. The Company’s and the Bank’s failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or the Bank, including restriction to merger and acquisition activity, the imposition of civil money penalties, formal agreements and cease and desist orders. Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

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

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies. Affiliated entities, including BPAS, GTC, HB&T, HSI, BPAS Trust Company of Puerto Rico,FBD, Nottingham, CISI, OneGroup, Carta Group, and Wealth Partners are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, the U.S. Department of Labor, and state securities and insurance regulators.

Federal Bank Holding Company Regulation

The Company became a financial holding company effective September 30, 2015. As a financial holding company, the Company can affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature” or “incidental” or “complementary” to activities that are financial in nature, as long as it continues to meet the eligibility requirements for financial holding companies (including requirements that the financial holding company and its depository institution subsidiary maintain their status as “well capitalized” and “well managed”).

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

Because the Company is a financial holding company, if the Bank were to receive a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than Satisfactory, the Company will be prohibited, until the rating is raised to Satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities, that are considered “closely related to banking” under the Bank Holding Company Act of 1956, (the “BHC Act”). The Bank’s most recent CRA rating was “Satisfactory”. In addition, if the FRB determines that the Company or the Bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and may contain additional limitations or conditions. Until corrected, the Company could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking, absent prior FRB approval.

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

The Office of the Comptroller of the Currency Regulation (“OCC”)

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

Federal Home Loan Bank (“FHLB”)

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2021.

Deposit Insurance

Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The initial base assessment rate is based on its capital level and supervisory ratings (its “CAMELS ratings”), certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors. The Bank’s deposit insurance assessment is based on a large institution classification.

For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points. The Bank’s FDIC insurance for 2021 was based on an assessment rate of three basis points.

In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In September 2018, the DIF reserve ratio reached 1.36%, exceeding the required reserve ratio of 1.35% ahead of the September 30, 2020 deadline. Since the DIF reserve ratio remained above 1.35% in 2019, the Bank was permitted to offset its FDIC insurance assessments in 2019 with Small Bank Assessment Credits issued by the FDIC in January 2019. The Bank offset $1.5 million of FDIC insurance assessments in 2019 with Small Bank Assessment Credits. FDIC insurance expense net of Small Bank Assessment Credits in 2021 totaled $4.1 million, compared to $2.7 million in 2020 and $1.4 million in 2019.

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

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Since the Bank’s total consolidated assets exceed $10 billion, the Bank is subject to the direct supervision of the CFPB. The CFPB has issued numerous regulations and amendments under which the Company and the Bank may continue to incur additional expense in connection with its ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

●continued focus on fair lending, including promoting racial and economic equity for underserved, vulnerable and marginalized communities;
●focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft and other services fees, mortgage origination and servicing, and remittances, among others; and
●rulemaking plans concerning, among others, consumers’ access to their financial information and requirements for financial institutions to collect, report and make public certain information concerning credit applications made by women-owned, minority-owned and small businesses.

The final rules issued by the FRB, SEC, OCC, FDIC, and Commodity Futures Trading Commission implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also imposes limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. The final rules of the Volcker Rule are not material to the Company's investing and trading activities.

On January 30, 2020, the five federal agencies proposed additional amendments to the Volcker Rule related to the restrictions on ownership interests and relationships with covered funds. On June 25, 2020, a final rule was finalized which modified the Volcker Rule by streamlining the covered funds portion of the rule, addressing the extraterritorial treatment of certain foreign funds and permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker rule was intended to address. These modifications became effective on October 1, 2020 and were not material to the Company’s investing and trading activities.

The ongoing effects of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the Economic Growth Act and future proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on the Company and the banking industry. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank, including the extent to which it could increase costs or limit the Company’s ability to pursue business opportunities in an efficient manner, or otherwise adversely affect its business, financial condition and results of operations. Nor can the Company predict the impact or substance of other future legislation or regulation. However, it is expected that future legislation or regulation at a minimum will increase the Company’s and the Bank’s operating and compliance costs. As rules and regulations continue to be implemented or issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact the Company’s earnings.

Capital Requirements

The Company and the Bank are required to comply with applicable capital adequacy standards established by the federal banking agencies (the “Capital Rules”) which are based on the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework for strengthening international capital standards, referred to as “Basel III”.

The Capital Rules, among other things, impose a capital measure called “Common Equity Tier 1,” (“CET1”) to which most deductions/adjustments to regulatory capital measures be made. In addition, the Capital Rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

Under the Capital Rules, the minimum capital ratios are as follows:

●	4.5% CET1 to total risk-weighted assets;
●	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to total risk-weighted assets;
●	8.0% Total capital (Tier 1 Capital plus Tier 2 capital) to total risk-weighted assets;
●	4.0% Tier 1 capital to total adjusted quarterly average assets (known as “leverage ratio”)

The Capital Rules require the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. Banking organizations are required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization is required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, common share repurchases and incentive compensation based on the amount of the shortfall.

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

Consistent with Section 171 of the Dodd-Frank Act, the Capital Rules allow certain bank holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital if they had less than $15 billion in assets as of December 31, 2009 and the securities were issued before May 19, 2010. Accordingly, the trust preferred securities on the Company’s balance sheet were included as Tier 1 capital while they were outstanding.

With respect to the Bank, the Capital Rules also revised the prompt corrective action (“PCA”) regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, establishing the CET1 ratio at 6.5% for well-capitalized status and the Tier 1 capital ratio at 8.0% for well-capitalized status. The Capital Rules do not change the Total risk-based PCA capital requirement for any capital category.

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

The CFPB has implemented the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act (the “QM Rule”) and has recently taken steps to modify the QM Rule. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements. The Bank has created policies and procedures to comply with these consumer protection requirements and continues to monitor developments relative to future changes to the QM Rule.

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

Community Reinvestment Act of 1977

Under the CRA, the Bank is required to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. Although the Bank must follow the requirements of CRA, it does not limit the Bank’s discretion to develop products and services that are suitable for a particular community or establish lending requirements or programs. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits discrimination in lending practices. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice. The Bank’s most recent CRA rating was “Satisfactory”.

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

Information about Our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	61

Director, President and Chief Executive Officer. Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Joseph E. Sutaris	54

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

George J. Getman	65

Executive Vice President and General Counsel. Mr. Getman assumed his current position in January 2008. Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Maureen Gillan-Myer	54

Executive Vice President and Chief Human Resources Officer. Ms. Gillan-Myer assumed her current position in October 2021. Prior to joining the Company, she served as the Chief Human Resources Officer of HSBC US from February 2016 through September 2021 and as its Senior Vice President- Talent Acquisition from May 2009 through February 2016.

Dimitar A. Karaivanov	40

Executive Vice President of Financial Services and Corporate Development. Mr. Karaivanov assumed his current position in June 2021. Prior to joining the Company, he served as Managing Director of Lazard Middle Market’s Financial Institutions Group from June 2018 through June 2021. Prior to Lazard, he was the Managing Director of RBC Capital Markets’ Financial Institutions Group from April 2011 through June 2018.

Jeffrey M. Levy	60

President, Commercial Banking. Mr. Levy assumed his current position in January 2022. He served as the Bank’s Senior Vice President, Commercial Banking Sales Executive from June 2021 to December 2021, as Senior Vice President, Regional President of Capital Region from June 2019 to June 2021, and as Senior Vice President, Commercial Banking Team Leader from January 2018 to June 2019. Prior to joining the Bank, he served as the Executive Vice President and President of Commercial Banking at NBT Bank, N.A. from December 2006 to August 2016.

Joseph F. Serbun	61

President, Retail Banking. Mr. Serbun assumed his current position in January 2022. He served as the Company’s and the Bank’s Executive Vice President and Chief Banking Officer from March 2020 to December 2021, as the Bank’s Executive Vice President and Chief Credit Officer from June 2018 to March 2020, as Senior Vice President and Chief Credit Officer from June 2010 to June 2018 and as Vice President and Commercial Team Leader of the Bank from January 2008 until June 2010. Prior to joining the Company, he served as Vice President at JPMorgan Chase Bank, N.A.

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

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) its ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of its financial assets and liabilities, and (3) the average duration of the Company’s various categories of earning assets. Earnings could be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, the Company’s net interest income could also be adversely affected, which in turn could negatively affect the Company’s earnings. Increases in interest rates would likely cause an increase in the unrealized loss position on certain investments, which could negatively affect the Company’s earnings if the need to liquidate these investments arose. Although management believes it has implemented asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Reforms to and uncertainty regarding the London Interbank Offered Rate (“LIBOR”) may adversely affect LIBOR-based financial arrangements of the Company.

The Company has certain mortgage loans, hedging transactions, and floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In November 2020, it was announced that the rate would continue to be published through June 2023. However, the FRB has urged banks to make the transition as soon as practicable and that no new contracts should include LIBOR after the original end date of December 31, 2021.

Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (“ARRC”) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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

The Company is uncertain as to whether the relatively high levels of deposits in recent periods will be maintained, spent down, or increased further by additional inflows of funds associated with COVID-19 related government stimulus programs. If these deposits were to be spent down at levels exceeding expectations, or if the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

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

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate and refinancing activity and elections made by the Company to sell or retain mortgage production. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. Increases in mortgage loan sales would have the effect of increasing fee income, but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. Decreases in mortgage loan sales would have the effect of decreasing fee income opportunities.

Legal, Regulatory, and Compliance Risk

The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies or other parties that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of acquired companies). In addition, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry by, including but not limited to, bank regulatory agencies, the SEC, the U.S. Department of Labor, state insurance regulators and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. The Company, as a financial holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC. These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy, and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for credit losses. In addition, the non-bank subsidiaries are engaged in providing services including, but not limited to, retirement plan administration, fiduciary services to collective investment funds, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level, including by state banking and insurance agencies, the U.S. Department of Labor and the SEC. Such regulators govern the activities in which the Company and its subsidiaries may engage. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations. Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

The Dodd-Frank Act, as amended by the Economic Growth Act, instituted major changes to the banking and financial institutions regulatory regimes in the financial services sector. The ongoing effects of the Dodd-Frank Act, as well as continued rule-making and possible future changes to the regulatory requirements, may substantially impact the Company’s and the Bank’s operations. The implications of the Dodd-Frank Act depend to a large extent on the implementation of the legislation by the FRB, the CFPB, and other agencies as well as how market practices and structures change in response to the requirements of such rule making. New initiatives and proposed rulemaking by the CFPB may significantly limit the fees the Company may charge for its services and such proposed rulemaking may have a material impact on the Company’s fee income. Changes in regulations could subject the Company, among other things, to additional costs for compliance and limit the types of financial services and products it can offer and/or increase the ability of non-banks to offer competing financial services and products.

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

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. Since 2017, when the Company surpassed the $10 billion threshold, the Company has become subject to changes, including but not limited to, the following: (1) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws, (2) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates, (3) limitations on interchange fees for debit card transactions, (4) heightened compliance standards under the Volcker Rule, and (5) enhanced supervision as a larger financial institution. The imposition of these regulatory requirements and increased supervision may continue to require additional commitment of financial resources to regulatory compliance and may increase the Company’s cost of operations and provide greater limitations on the products and services that can be offered by the Company and the Bank.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit our ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

The FRB, the FDIC, and the OCC adopted final rules for the Basel III capital framework which substantially amended the regulatory risk-based capital rules applicable to the Company. The rules phased in over time and became fully effective in 2019. A capital conservation buffer was phased in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions and potentially limit the Company’s ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

Increased regulation and stakeholder expectations related to Environmental, Social, and Governance factors could negatively affect our operating results.

There is increased public awareness and concern by investors, customers, and governmental and nongovernmental organizations on a variety of environmental, social, and sustainability matters. This increased awareness may include more restrictive or expansive environmental standards, more prescriptive reporting of environmental, social, and governance metrics, and other compliance requirements. The Company may face increased costs to address and report on these matters, which could have an adverse impact on the Company’s business and financial condition. If the Company is unable to adequately address environmental, social, and governance matters that are of importance to investors and customers, it could negatively impact the Company’s reputation and the Company’s business results.

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

The Company offers a wide variety of products and services. When account credentials and other access tools are not adequately protected by its customers, risks and potential costs may increase. As (a) sales of services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) services and product offerings expand, the Company's operational losses could increase.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Further, the significant value of money managed and administered may result in larger exposures. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

The Company’s information systems may experience an interruption or security breach and expose the Company to additional operational, compliance, cybersecurity and legal risks.

The Company relies heavily on existing and emerging communications and information systems to conduct its business. Despite the Company’s security measures and business continuity plans, the Company and its vendors may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, phishing attacks, cyber-attacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems. Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s or vendors’ possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties. The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

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

Third party vendors provide key components of the Company’s business infrastructure, including certain data processing and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information or result in funds being transferred. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such vendors. In addition, a number of the Company’s vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

The Company's ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may have a materially adverse effect on the Company's performance.

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense and certain of the Company’s competitors have directly targeted its employees, including competitors who are outside of our geographic footprint offering work from home opportunities. The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees. The Company’s business could be adversely impacted by increases in labor costs, including wages and benefits, triggered by regulatory actions regarding wages; increased health care and workers’ compensation insurance costs; increased costs of other benefits necessary to attract and retain high quality employees with the right skill sets; and increased wages, benefits and costs related to inflationary and other pressure on wages now being experienced. If the Company provides inadequate succession planning or is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

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

The business strategy of the Company includes growth through acquisition. Recently completed and future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things: limitations on potential acquisition targets based upon regulatory restrictions, obtaining timely regulatory approval, the difficulty of integrating operations and personnel, the potential disruption of the Company’s ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, the potential that errors, omissions or circumstances existing prior to or at the time of the closing result in losses after the close, and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company’s loan portfolio was acquired primarily through whole-bank acquisitions and was not underwritten by the Company at origination.

At December 31, 2021, 14% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

Risks Related to COVID-19

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on the Company’s businesses and results of operations.

Since COVID-19 was declared a global pandemic by the World Health Organization, the Company’s business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from the efforts to control the spread of COVID-19. As a result of the scale of the ongoing pandemic, including the introduction of new variants of COVID-19 and vaccination and other efforts to control the spread, the Company’s revenue growth rate and expenses as a percentage of its revenues in future periods may differ significantly from its historical rates, and its future operating results may fall below expectations.

The Company has experienced, and could continue to experience, a shortage of labor for branch associates and administrative positions, including due to concerns around and illnesses arising from COVID-19 and its various variants and other factors, which could decrease the pool of available qualified talent for key functions. Such labor shortages could be further exacerbated by expanded federal, state and local COVID-19 vaccination requirements. In addition, the Company’s wages and benefits programs may be insufficient to attract and retain the best talent especially in a rising wage market.

With respect to the Company’s loan portfolios, COVID-19 related business shutdowns and slowdowns, limitations on commercial activity and financial transactions, variability in unemployment, increased inflation, increased commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, overall economic and financial market instability, and decreased consumer confidence, may negatively impact customers and cause the Company’s customers to be unable to make scheduled loan payments. The Company instituted a deferral program which granted customers impacted by COVID-19 deferrals of loan principal and/or interest payments provided that such customers met certain requirements. While certain deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the extended deferral period expires. New deferrals may be warranted if situations worsen. Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to classify these loans as nonaccrual, make additional provisions for credit losses and net charge-offs. If these deferrals were not effective in mitigating the effect of COVID-19 on the Company’s customers, it will adversely affect the Company’s business and results of operations more substantially over a longer period of time.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 266 properties, of which 167 are owned and 99 are under lease arrangements. With respect to the Banking segment, the Company operates 206 full-service branches, 12 drive-thru only facilities and 18 facilities for back office banking operations. With respect to the Employee Benefit Services segment, the Company operates 12 customer service facilities and one facility for back office operations, all of which are leased. With respect to the All Other segment, the Company operates 17 customer service facilities, 16 of which are leased. Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2021 had a net book value of $96.6 million and none of the properties were subject to any material encumbrances. For the year ended December 31, 2021, the Company paid $8.9 million of rental fees for facilities leased for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings is set forth in Note N to the consolidated financial statements included under Part II, Item 8. The Company does not believe that the outcome of pending or threatened litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 53,864,500 shares of common stock outstanding on January 31, 2022, held by approximately 3,794 registered shareholders of record.

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.43 per share for the first quarter of 2022. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2016 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	198,073	$31.66	0
2014 Long-term Incentive Plan	1,371,900	46.93	616,540
Equity compensation plans not approved by security holders	0	0	0
Total	1,569,973	$45.00	616,540

(1)	The number of securities includes 177,268 shares of unvested restricted stock.

Stock Repurchase Program

At its December 2020 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2021. There were 67,500 shares of treasury stock purchases made under this authorization in 2021. At its December 2021 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the fourth quarter of 2021:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
	Shares	Price Paid	Publicly Announced	That May Yet be Purchased
Period	Purchased	Per Share	Plans or Programs	Under the Plans or Programs
October 1-31, 2021 (1)	872	$71.95	0	2,680,000
November 1-30, 2021	0	0.00	0	2,680,000
December 1-31, 2021	67,500	71.91	67,500	2,612,500
Total	68,372	$71.91

(1)	Included in the common shares repurchased were 872 shares acquired by the Company in connection with administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 70 through 133. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure. The term “this year” and equivalent terms refer to results in calendar year 2021, “last year” and equivalent terms refer to calendar year 2020, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 64.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 76.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-PCD purchased loans, acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, the unrealized gain (loss) on equity securities, net gain on sale of investments, litigation accrual expenses and the gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, net gain on sale of investments, unrealized gain (loss) on equity securities, gain on debt extinguishment and litigation accrual expenses from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of CECL and the economic uncertainty caused by the COVID-19 pandemic. Diluted adjusted net earnings per share, a non-GAAP measure, were $3.64 in 2021, up $0.27, or 8.0%, from 2020 and up $0.20, or 5.8%, from 2019. Adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, was $4.28 in 2021, up $0.02, or 0.5%, from 2020 and up $0.05, or 1.2%, from 2019. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 16.

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

On October 4, 2021, the Company announced that the Bank had entered into an agreement to acquire Elmira Savings Bank (“Elmira”), a twelve branch banking franchise headquartered in Elmira, New York, for $82.8 million in cash. The acquisition will enhance the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. Elmira had total assets of $632.2 million, total deposits of $541.0 million, and net loans of $458.6 million at December 31, 2021. The merger was approved by the shareholders of Elmira on December 14, 2021. The Company expects to complete the acquisition in the second quarter of 2022, subject to customary closing conditions, including required regulatory approval.

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

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, LLC, completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. As of December 31, 2021, the contingent consideration is valued at $1.6 million, resulting in a $0.2 million acquisition-related contingent consideration adjustment recorded in the consolidated statements of income in 2021. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

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

The Company reported net income of $189.7 million for the year ended December 31, 2021 that was $25.0 million, or 15.2%, above the prior year, while earnings per share of $3.48 for the year was $0.40, or 13.0%, above the prior year. The increase in net income and earnings per share was due in part to the decrease in provision for credit losses, which included $3.1 million of acquisition-related provision for credit losses associated with the acquisition of Steuben in 2020, with the remaining decrease largely attributable to steady improvements in the economic outlook and the loan portfolio’s asset quality profile during 2021. Other factors resulting in the increases to net income and earnings per share were higher noninterest revenues, an increase in net interest income, a decrease in acquisition-related expenses and a decrease in litigation accrual expenses. Partially offsetting these items were higher noninterest expenses, including a full year of the expanded business activities from the Steuben acquisition completed in the second quarter of 2020 and the three financial services businesses acquired in 2021, an increase in income taxes, a decrease in gain on debt extinguishment and an increase in weighted average diluted shares outstanding attributable to the full year’s impact of shares issued in connection with the Steuben acquisition in 2020 and administration of the Company’s employee stock plans. Net income adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Net Income”), a non-GAAP measure, increased $18.1 million, or 10.0%, compared to the prior year. Earnings per share adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Earnings Per Share”), a non-GAAP measure, of $3.64 increased $0.27, or 8.0%, compared to the prior year. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets and average deposits, primarily reflective of large net inflows of funds from government stimulus programs, the Paycheck Protection Program (“PPP”) loan originations and the full year impact from the acquisition of Steuben in the second quarter of 2020. Average external borrowings in 2021 decreased from 2020 reflective of decreases in average subordinated debt held by unconsolidated subsidiary trusts, average subordinated notes payable and average Federal Home Loan Bank of New York (“FHLB”) borrowings, partially offset by an increase in average securities sold under an agreement to repurchase (“customer repurchase agreements”). The decrease in average subordinated debt held by unconsolidated subsidiary trusts was primarily due to the redemption of $77.3 million of trust preferred subordinated debt held by Community Capital Trust IV (“CCT IV”), an unconsolidated subsidiary trust, during the first quarter of 2021. The decrease in average subordinated notes payable was primarily driven by the redemption of $10.4 million of subordinated notes payable acquired from the Kinderhook acquisition, during the fourth quarter of 2020.

Asset quality remained strong and generally improved throughout 2021, with the upgrade of several large business loans from nonaccrual to accruing status contributing to the nonperforming and delinquency ratios improving from 2020 levels. The full year net charge-off ratio was also favorable and improved from one year earlier.

Net Income and Profitability

Net income for 2021 was $189.7 million, an increase of $25.0 million, or 15.2%, from 2020’s net income. Earnings per share for 2021 was $3.48, up $0.40, or 13.0%, from 2020’s results. Net income and earnings per share for 2021 were impacted by $0.7 million of acquisition expenses related to the pending Elmira Savings Bank acquisition and the three financial services acquisitions completed in 2021, $0.2 million of acquisition-related contingent consideration adjustment related to the FBD acquisition and a $0.1 million adjustment to litigation accrual expenses in 2021, while the Company incurred $4.9 million of acquisition expenses primarily related to the Steuben acquisition, $3.1 million of acquisition-related provision for credit losses related to the Steuben acquisition and $3.0 million of litigation accrual expenses in 2020. Adjusted Net Income, a non-GAAP measure, increased $18.1 million, or 10.0%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, increased $5.5 million, or 2.4%, compared to 2020. Diluted adjusted net earnings per share, a non-GAAP measure, of $3.64 increased $0.27, or 8.0%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, of $4.28 increased $0.02, or 0.5%, compared to 2020. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2020 was $164.7 million, a decrease of $4.4 million, or 2.6%, from 2019’s earnings. Earnings per share for 2020 was $3.08, down $0.15, or 4.6%, from 2019’s results. Net income and earnings per share for 2020 were impacted by $4.9 million of acquisition expenses primarily related to the Steuben acquisition, $3.1 million of acquisition-related provision for credit losses related to the Steuben acquisition and $3.0 million of litigation accrual expenses, while the Company incurred $8.6 million of acquisition expenses in 2019 primarily related to the Kinderhook acquisition and recorded $4.9 million in net gains on the sales of investment securities in 2019. 2020 Adjusted Net Income, a non-GAAP measure, increased $0.2 million, or 0.1%, and Adjusted Earnings per share, a non-GAAP measure, of $3.37 decreased $0.07, or 2.0%, compared to the prior year, respectively. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2021	2020	2019
Net interest income	$374,412	$368,403	$359,175
Provision for credit losses	(8,839)	14,212	8,430
Gain on sales of investment securities, net	0	0	4,882
Unrealized gain (loss) on equity securities	17	(6)	19
Gain on debt extinguishment	0	421	0
Noninterest revenue	246,218	228,004	225,718
Acquisition expenses	701	4,933	8,608
Litigation accrual	(100)	2,950	0
Acquisition-related contingent consideration adjustment	200	0	0
Other noninterest expenses	387,337	368,651	363,418
Income before taxes	241,348	206,076	209,338
Income taxes	51,654	41,400	40,275
Net income	$189,694	$164,676	$169,063

Diluted weighted average common shares outstanding	54,527	53,487	52,370
Diluted earnings per share	$3.48	$3.08	$3.23

The Company operates in three business segments: Banking, Employee Benefit Services and All Other. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: retirement plans, health & welfare plans, fund administration, institutional trust services, collective investment funds, VEBA/115 trusts, fiduciary services, actuarial & pension services, and healthcare consulting services. BPAS services more than 4,200 benefit plans with approximately 510,000 plan participants and holds more than $110 billion in employee benefit trust assets and $1.3 trillion in fund administration. In addition, BPAS employs 396 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 13 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas, Minnesota, South Dakota and Puerto Rico. The All Other segment is comprised of wealth management and insurance services. Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by CISI, The Carta Group, Inc. (“Carta Group”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). The insurance services activities include the offerings of personal and commercial lines of insurance and other risk management products and services provided by OneGroup. For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2021 earnings performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING

•	Net interest income increased $6.8 million, or 1.9%. This was the result of a $2.04 billion increase in average interest-earning assets and a 12 basis point decrease in the average rate on interest-bearing liabilities, partially offset by a 54 basis point decrease in the average yield on earning assets and a $1.21 billion increase in average interest-bearing liabilities. Average loans grew $51.2 million driven primarily by the origination of second draw PPP loans and net organic growth in the consumer portfolios, including consumer mortgage, consumer indirect, consumer direct and home equity loans, while the yield on loans decreased 12 basis points from the prior year. Also contributing to the growth in interest income was a $1.98 billion increase in the average book value of investments, including cash equivalents. The increase in the average book balance of investments was the net result of investment purchases of $1.96 billion during the year as well as a significant increase in cash equivalents primarily driven by large deposit inflows related to government stimulus and PPP programs, partially offset by $426.7 million in investment maturities, calls and principal payments. The average yield on investments, including cash equivalents, decreased 55 basis points from the prior year. Average interest-bearing deposits increased $1.25 billion due primarily to the aforementioned net inflows of funds from government stimulus programs. Borrowing interest expense decreased year-over-year as a result of a blended rate that was 79 basis points lower than the prior year and a decrease in average balances of $35.8 million.
•	The net benefit in the provision for credit losses of $8.8 million decreased $23.0 million from the prior year’s $14.2 million provision for credit losses, reflective of the continued release of reserves in the first three quarters of 2021. The economic outlook and the loan portfolio’s asset quality profile both steadily improved during 2021 as compared to the adverse impact COVID-19 had on economic and business conditions within the Company’s markets in 2020. Net charge-offs of $2.8 million were $2.1 million less than 2020. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.04%, which was three basis points lower than the prior year. Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned both decreased 42 basis points as compared to December 31, 2020 levels. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 53 through 58.
•	Banking noninterest revenue, excluding unrealized gain (loss) on equity securities and gain on debt extinguishment, of $67.9 million for 2021 decreased by $1.3 million from 2020’s level. The decrease was primarily driven by decreases in mortgage banking revenues as the Company is currently holding the majority of its new consumer mortgage production in portfolio due to a change in its strategy, and a decline in deposit service charges and fees and other banking revenues including decreases in overdraft fees in part due to the higher average deposit balances resulting from government stimulus program inflows. This was partially offset by an increase in debit interchange and ATM fees, reflective of increased transaction activity including the impact of a full year of activity resulting from the addition of new deposit relationships from the Steuben acquisition in 2020. The Company recognized $0.4 million in gain on debt extinguishment in 2020.

•	Banking noninterest expenses, including acquisition and litigation accrual expenses, increased $4.5 million, or 1.7%, in 2021 reflective of an increase in merit and incentive-related employee wages, higher payroll taxes including increases in state-related unemployment taxes and higher employee benefit-related expenses including significant increases in employee medical benefit costs. Other factors included an increase in data processing and communications expenses due to the implementation of new customer-facing digital technologies and back office systems, along with a general increase in the level of business activities as compared to the low 2020 levels resulting from the COVID-19 pandemic, partially offset by the absence of the one-time litigation accrual expenses incurred in 2020 and a decline in acquisition expenses. Excluding acquisition and litigation accrual expenses, banking noninterest expenses increased $11.9 million, or 4.6%, reflective of a full year of business activity from the Steuben acquisition as well as the other factors discussed above.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services noninterest revenue for 2021 of $116.6 million increased $13.2 million, or 12.7%, from the prior year level, primarily related to increases in employee benefit trust and custodial fees due in part to higher asset-based revenues, as well as incremental revenues from the acquisition of FBD during the third quarter of 2021.
●	Employee benefit services noninterest expenses for 2021 totaled $70.7 million. This represented an increase from 2020 of $4.3 million, or 6.4%, and was primarily attributable to an increase in personnel costs associated with the aforementioned acquisition of FBD and the continued buildout of resources to support an expanding revenue base, along with a general increase in the level of business activities as compared to the diminished levels in 2020 as a result of the COVID-19 pandemic. Excluding acquisition-related expenses, employee benefit services noninterest expenses increased $4.0 million, or 6.1%.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)

●	Wealth management and insurance services noninterest revenue for 2021 was $68.8 million; an increase of $7.2 million, or 11.7%, from the prior year level. The increase was due to incremental revenues from the acquisitions of NuVantage and TGA in 2021, along with organic growth in both businesses.
●	Wealth management and insurance services noninterest expenses of $53.7 million increased $3.8 million, or 7.5%, from 2020 primarily due to increased personnel costs associated with the aforementioned acquisitions and the continued buildout of resources to support an expanding revenue base, along with a general increase in the level of business activities as compared to the subdued levels in 2020 resulting from the COVID-19 pandemic.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2021	2020	2019
Return on average assets	1.28%	1.28%	1.53%
Return on average equity	9.19%	8.13%	9.42%
Dividend payout ratio	48.3%	53.7%	48.4%
Average equity to average assets	13.91%	15.71%	16.25%

As displayed in Table 2, the 2021 return on average assets ratio was consistent and the return on average equity ratio increased 106 basis points as compared to 2020. The stable return on average assets was the result of an increase in net income that was impacted by a $23.1 million decrease in provision for credit losses, offset by an increase in average assets, primarily related to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. The return on average equity ratio increased in 2021 as net income increased impacted by the aforementioned provision for credit losses, while average equity increased at a lesser rate, primarily related to earnings retention and the full year impact of shares issued in connection with the Steuben acquisition in 2020, partially offset by decreases in the market value of the Company’s available-for-sale investments due to higher market interest rates. The return on average assets ratio in 2020 decreased 25 basis points, while the return on average equity ratio decreased 129 basis points as compared to 2019. The decrease in return on average assets was primarily the result of an increase in average assets, primarily related to large net inflows of funds from government stimulus programs, PPP loan originations and the acquisitions of Kinderhook in the third quarter of 2019 and Steuben in the second quarter of 2020, and a decrease in net income that was impacted by a $5.8 million increase in provision for credit losses, a $4.9 million decrease in net gains on sales of investment securities and $3.0 million of litigation accrual expenses incurred in 2020. The return on average equity ratio decreased in 2020 as compared to 2019 as average equity increased, primarily related to shares issued in connection with the Steuben acquisition and increases in the market value of the Company’s available-for-sale investments, while net income decreased impacted by the aforementioned provision for credit losses, litigation accrual expenses and lower security gains. The return on average assets adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, unrealized gain (loss) on equity securities, gain on debt extinguishment, amortization of intangibles, litigation accrual expenses and acquired non-PCD loan accretion (“adjusted return on average assets”), a non-GAAP measure, decreased six basis points to 1.34% in 2021, as compared to 1.40% in 2020. The return on average equity adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, unrealized gain (loss) on equity securities, gain on debt extinguishment, amortization of intangibles, litigation accrual expenses and acquired non-PCD loan accretion (“adjusted return on average equity”), a non-GAAP measure, increased 71 basis points to 9.60% in 2021, from 8.89% in 2020. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2021 of 48.3% decreased from 53.7% in 2020 as there was a 15.2% increase in net income and a 3.5% increase in dividends declared. The increase in dividends declared in 2021 was a result of a 2.4% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s employee stock plans. The dividend payout ratio for 2020 of 53.7% increased from 48.4% in 2019 as there was an 8.2% increase in dividends declared from 2019 and a 2.6% decrease in net income. The increase in dividends declared in 2020 was a result of a 5.1% increase in the dividends declared per share and the issuance of shares in connection with the Steuben acquisition and administration of the Company’s 401(k) plan and employee stock plan.

The average equity to average assets ratio decreased in 2021 as the growth in assets outpaced the growth in common shareholders’ equity. During 2021, average assets increased 15.0% while average equity increased a lesser 1.8%, in part due to a significant decline the after-tax market value adjustment on available-for-sale investments. In 2020, the average equity to average assets ratio decreased as average equity rose 12.9% and average assets grew 16.8% in comparison to 2019.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $377.8 million in 2021, an increase of $5.5 million, or 1.5%, from the prior year. The increase is a result of a $2.04 billion, or 17.9%, increase in average interest-earning assets and a 12 basis point decrease in the average rate on interest-bearing liabilities, partially offset by a 54 basis point decrease in the average yield on interest-earning assets and a $1.21 billion increase in average interest-bearing liabilities. As reflected in Table 4, the favorable impact of the increase in interest-earning assets ($64.6 million) and decrease in the rate on interest-bearing liabilities ($10.8 million) was partially offset by the unfavorable impact of the decrease in the average yield on interest-earning assets ($67.0 million) and the increase in interest-bearing liabilities ($2.9 million).

The 2021 net interest margin decreased 46 basis points to 2.82% from 3.28% reported in 2020. The decrease was attributable to a 54 basis point decrease in the interest-earning asset yield partially offset by a 12 basis point decrease in the cost of interest-bearing liabilities primarily due to the impact of lower market rates during 2021 resulting from the economic impacts of the COVID-19 pandemic. The 4.22% yield on loans in 2021 decreased 12 basis points as compared to 4.34% in 2020 primarily due to the impact of lower market rates during 2021 resulting from the aforementioned economic impacts of the COVID-19 pandemic and a $1.5 million decrease in acquired loan accretion. Included in the loan yield was the impact of $18.7 million in PPP-related interest income, including the recognition of $15.8 million of deferred loan fees as compared to $9.5 million in PPP-related interest income, including the recognition of $6.0 million of deferred loan fees in 2020. The yield on investments, including cash equivalents, of 1.35% in 2021 was 55 basis points lower than 2020. The cost of interest-bearing liabilities was 0.15% during 2021 as compared to 0.27% for 2020. The decreased cost reflects the seven basis point decrease in the average rate paid on deposits and the 79 basis point lower average rate paid on borrowings in 2021.

The 2020 net interest margin decreased 48 basis points to 3.28% from 3.76% reported in 2019. The decrease was attributable to a 57 basis point decrease in the interest-earning asset yield partially offset by a 13 basis point decrease in the cost of interest-bearing liabilities primarily due to the impact of lower market rates during 2020 that were impacted by the economic impacts of the COVID-19 pandemic. The 4.34% yield on loans in 2020 decreased 39 basis points as compared to 4.73% in 2019, including the impact of acquired loan accretion, primarily due to the decline in market rates during 2020 resulting from the aforementioned economic impacts of the COVID-19 pandemic. The yield on investments, including cash equivalents, of 1.90% in 2020 was 68 basis points lower than 2019. The cost of interest-bearing liabilities was 0.27% during 2020 as compared to 0.40% for 2019. The decreased cost reflects the seven basis point decrease in the average rate paid on deposits and the 59 basis point lower average rate paid on borrowings in 2020.

As shown in Table 3, total FTE-basis interest income decreased by $2.4 million, or 0.6%, in 2021 in comparison to 2020. Table 4 indicates that a higher average interest-earning asset balance created $64.6 million of incremental interest income while the lower yield on earning assets had an unfavorable impact of $67.0 million on interest income. Average loans increased $51.2 million, or 0.7%, in 2021. This increase was driven by increases in the average balance of the consumer indirect, business lending and consumer mortgage portfolios, partially offset by decreases in the average balance of the consumer direct and home equity portfolios. FTE-basis loan interest income and fees decreased $6.6 million, or 2.1%, in 2021 as compared to 2020, attributable to a 12 basis point decrease in the loan yield primarily due to the impact of lower market rates during 2021, partially offset by the higher average loan balances and a $9.2 million increase in PPP-related interest income.

Investment interest income (FTE basis) in 2021 was $4.2 million, or 5.4%, higher than the prior year as a result of a $1.98 billion increase in the average book basis balance of investments, including a $1.08 billion increase in average cash equivalents, partially offset by a 55 basis point decrease in average investment yield. The lower average investment yield in 2021 was reflective of funding inflows from deposit growth and cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower market interest rates or being held in low-rate interest-earning cash.

Total FTE-basis interest income increased by $3.5 million, or 0.9%, in 2020 in comparison to 2019. Table 4 indicates that a higher average interest-earning asset balance created $63.0 million of incremental interest income and a lower yield on earning assets had an unfavorable impact of $59.5 million on interest income. Average loans increased $722.4 million, or 11.0%, in 2020. This increase was primarily due to the origination of PPP loans and acquired growth from the Steuben and Kinderhook acquisitions. FTE-basis loan interest income and fees increased $6.4 million, or 2.1%, in 2020 as compared to 2019, attributable to the higher average balances partially offset by a 39 basis point decrease in the loan yield primarily due to the impact of lower market rates during 2020. Investment interest income (FTE basis) in 2020 was $2.9 million, or 3.6%, lower than the prior year as a result of a 68 basis point decrease in average investment yield, partially offset by a $972.2 million increase in the average book basis balance of investments, including cash equivalents. The lower average investment yield in 2020 was reflective of deposit inflows and cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower market interest rates or held in low-rate interest-earning cash. The higher average investment book balance is inclusive of the $179.7 million of available-for-sale securities and $0.8 million of equity and other securities acquired with the Steuben transaction.

Total interest expense decreased by $7.9 million, or 37.7%, to $13.0 million in 2021 from $20.9 million in 2020. As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $10.8 million, while higher deposit balances resulted in a $2.9 million increase in interest expense. Interest expense as a percentage of average earning assets for 2021 decreased eight basis points to 0.10%. The rate on interest-bearing deposits of 0.14% was nine basis points lower than 2020, primarily due to a decrease in certain product rates in response to changes in market interest rates during the year. The rate on borrowings decreased 79 basis points to 0.48% in 2021, primarily due to the decrease in the proportion of subordinated debt held by unconsolidated subsidiary trusts resulting from the redemption of $77.3 million of trust preferred subordinated debt carrying a floating rate of 3-month LIBOR plus 1.65% in the first quarter of 2021. Total average funding balances (deposits and borrowings) in 2021 increased $1.93 billion, or 18.1%. Average deposits increased $1.97 billion, driven by large net inflows of funds from government stimulus and PPP programs. Average non-time deposit balances increased $1.95 billion and accounted for 92.2% of total average deposits compared to 90.9% in 2020, due largely to the aforementioned net inflows of funds from government stimulus programs primarily being held in non-time accounts in the low interest rate environment. Average time deposits increased $21.6 million year-over-year and represented 7.8% of total average deposits for 2021 compared to 9.1% in 2020. Average external borrowings decreased $35.8 million in 2021 as compared to 2020, due to decreases in average subordinated debt held by unconsolidated subsidiary trusts of $62.4 million, average subordinated notes payable of $9.2 million and average FHLB borrowings of $6.7 million, partially offset by an increase in average customer repurchase agreements of $42.5 million. The decrease in average subordinated debt held by unconsolidated subsidiary trusts was due to the redemption of $77.3 million of trust preferred subordinated debt as discussed previously and the decrease in average subordinated notes payable was due to the redemption of $10.4 million of subordinated notes payable assumed from the Kinderhook acquisition in the fourth quarter of 2020.

Total interest expense decreased by $5.7 million, or 21.4%, to $20.9 million in 2020 from $26.6 million in 2019. As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $9.2 million, while higher deposit balances resulted in a $3.5 million increase in interest expense. Interest expense as a percentage of average earning assets for 2020 decreased nine basis points to 0.18%. The rate on interest-bearing deposits of 0.23% was nine basis points lower than 2019, primarily due to a decrease in certain product rates in response to changes in market interest rates during the year. The rate on borrowings decreased 59 basis points to 1.27% in 2020, primarily due to the decrease in the average variable rate paid on subordinated debt held by unconsolidated subsidiary trusts and customer repurchase agreements. Total average funding balances (deposits and borrowings) in 2020 increased $1.60 billion, or 17.6%. Average deposits increased $1.60 billion, driven by large net inflows of funds from government stimulus programs and acquired growth from the Steuben acquisition. Average non-time deposit balances increased $1.51 billion and accounted for 90.9% of total average deposits compared to 90.3% in 2019, due to the aforementioned net inflows of funds from government stimulus programs and the addition of $419.8 million in non-time deposit balances with the Steuben acquisition. Average time deposits increased by $92.8 million year-over-year, including $96.4 million in time deposits from the Steuben acquisition. Average time deposits represented 9.1% of total average deposits for 2020 compared to 9.7% in 2019. Average external borrowings decreased $3.2 million in 2020 as compared to 2019, due to a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $14.4 million, partially offset by an increase in average subordinated notes payable of $6.0 million, an increase in average customer repurchase agreements of $4.0 million and an increase in average FHLB borrowings of $1.2 million. The decrease in average subordinated debt held by unconsolidated subsidiary trusts is due to the redemption of trust preferred debt held by MBVT Statutory Trust I and Kinderhook Capital Trust during the third quarter of 2019 for a total of $22.7 million, partially offset by a partial year of subordinated debt assumed with the Steuben acquisition. The Company assumed $6.0 million of FHLB borrowings and $2.1 million of subordinated notes held by unconsolidated subsidiary trusts from the Steuben acquisition. The subordinated notes held by unconsolidated subsidiary trusts assumed from the Steuben acquisition were redeemed in the third quarter of 2020 and $10.4 million of subordinated notes payable assumed from the Kinderhook acquisition were redeemed in the fourth quarter of 2020.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2021 and 2020. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 24.3% and 24.0% in 2021 and 2020, respectively. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include loan fees and acquired loan accretion. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$1,909,212	$2,465	0.13%	$831,438	$1,070	0.13%
Taxable investment securities (1)	3,761,709	66,143	1.76%	2,806,587	61,468	2.19%
Nontaxable investment securities (1)	406,184	13,229	3.26%	455,048	15,121	3.32%
Loans (net of unearned discount)(2)	7,316,278	308,976	4.22%	7,265,089	315,558	4.34%
Total interest-earning assets	13,393,383	390,813	2.92%	11,358,162	393,217	3.46%
Noninterest-earning assets	1,441,642			1,538,337
Total assets	$14,835,025			$12,896,499

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,595,682	3,133	0.04%	$6,371,406	5,532	0.09%
Time deposits	957,429	8,498	0.89%	935,809	11,229	1.20%
Repurchase agreements	265,288	841	0.32%	222,738	1,359	0.61%
FHLB borrowings	4,114	89	2.16%	10,822	210	1.94%
Subordinated notes payable	3,291	154	4.67%	12,505	670	5.36%
Subordinated debt held by unconsolidated subsidiary trusts	15,464	293	1.89%	77,850	1,875	2.41%
Total interest-bearing liabilities	8,841,268	13,008	0.15%	7,631,130	20,875	0.27%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,748,577			3,024,763
Other liabilities	181,075			213,937
Shareholders' equity	2,064,105			2,026,669
Total liabilities and shareholders' equity	$14,835,025			$12,896,499

Net interest earnings		$377,805			$372,342

Net interest spread			2.77%			3.19%
Net interest margin on interest-earning assets			2.82%			3.28%

Fully tax-equivalent adjustment (3)		$3,393			$3,939

(1)	Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The Company wrote off an immaterial amount of accrued interest on nonaccrual loans by reversing interest income in 2021.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$1,392	$3	$1,395	$4,456	$(11,859)	$(7,403)
Taxable investment securities	18,307	(13,632)	4,675	11,640	(7,603)	4,037
Nontaxable investment securities	(1,596)	(296)	(1,892)	1,467	(1,030)	437
Loans (net of unearned discount)	2,211	(8,793)	(6,582)	32,541	(26,131)	6,410
Total interest-earning assets (2)	64,561	(66,965)	(2,404)	62,987	(59,506)	3,481

Interest paid on:
Interest checking, savings and money market deposits	913	(3,312)	(2,399)	1,472	(6,396)	(4,924)
Time deposits	254	(2,985)	(2,731)	1,112	113	1,225
Repurchase agreements	224	(742)	(518)	29	(285)	(256)
FHLB borrowings	(143)	22	(121)	27	(50)	(23)
Subordinated notes payable	(439)	(77)	(516)	324	0	324
Subordinated debt held by unconsolidated subsidiary trusts	(1,248)	(334)	(1,582)	(539)	(1,484)	(2,023)
Total interest-bearing liabilities (2)	2,932	(10,799)	(7,867)	3,489	(9,166)	(5,677)

Net interest earnings (2)	$61,486	$(56,023)	$5,463	$58,978	$(49,820)	$9,158

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Exclusive of the impact of PPP loans, the Company expects its 2022 net interest margin to remain below pre-pandemic results due to the significant and precipitous drop in the overnight Federal Funds and Prime interest rates in early 2020 that have remained in effect in 2021. While the overnight Federal Funds and Prime interest rates are expected to begin to rise during 2022, in the near term expected decreases in average earning asset yields are unlikely to be fully offset by the deployment of excess cash and cash equivalents into investment securities and expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.00%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans will likely cause earning asset yield volatility as loans are forgiven by the U.S. Small Business Administration (“SBA”). The Company expects to recognize the majority of its remaining net deferred PPP fees totaling $3.1 million through interest income during the first and second quarters of 2022.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by CISI, Wealth Partners and Carta Group) and asset management services (performed by Nottingham); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company periodically generates noninterest revenues from investing and borrowing activities, including unrealized gain (loss) on equity securities, realized gains or losses from the sale of investment securities and gains or losses on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000's omitted except ratios)	2021	2020	2019
Employee benefit services	$114,328	$101,329	$97,167
Deposit service charges and fees	28,721	28,729	36,978
Mortgage banking	1,772	5,301	523
Debit interchange and ATM fees	25,657	23,409	21,750
Insurance services	33,992	32,372	32,199
Wealth management services	33,240	27,879	25,869
Other banking revenues	8,508	8,985	11,232
Subtotal	246,218	228,004	225,718
Unrealized gain (loss) on equity securities	17	(6)	19
Gain on debt extinguishment	0	421	0
Gain on sales of investment securities, net	0	0	4,882
Total noninterest revenues	$246,235	$228,419	$230,619

Noninterest revenues/operating revenues (FTE basis) (1)	39.7%	38.3%	38.7%

(1)	For purposes of this ratio noninterest revenues excludes unrealized gain or loss on equity securities, gain on debt extinguishment and net gain on sales of investment securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain or loss on equity securities, gain on debt extinguishment, net gain on sales of investment securities and acquired non-PCD loan accretion. See Table 16 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding unrealized gain (loss) on equity securities and gain on debt extinguishment, increased $18.2 million, or 8.0%, to $246.2 million in 2021 as compared to 2020. The increase was comprised of increases in employee benefit services revenues, wealth management and insurance services revenues, and debit interchange and ATM fees, partially offset by decreases in mortgage banking revenues, other banking revenues and deposit service charges and fees. Noninterest revenues, excluding unrealized gain on equity securities, gain on debt extinguishment and gain on the sale of investment securities, increased by $2.3 million, or 1.0%, to $228.0 million in 2020 as compared to 2019. The increase was comprised of an increase in mortgage banking revenues, growth in revenue from the Company’s employee benefit services businesses, an increase in wealth management and insurance services revenue and an increase in debit interchange and ATM fees, partially offset by a decrease in deposit service charges and fees and other banking revenues.

Noninterest revenues as a percent of operating revenues (FTE basis) were 39.7% in 2021, up from 38.3% in the prior year. The current year increase was due to an 8.0% increase in noninterest revenues mentioned above, while adjusted net interest income (FTE basis) increased 1.5% driven by significant earnings asset growth that was mostly offset by a lower net interest margin. The decrease in this ratio from 38.7% in 2019 to 38.3% in 2020 was driven by the 2.5% increase in adjusted net interest income (FTE basis) driven by significant earnings asset growth, while noninterest revenues increased by the 1.0% mentioned above.

A portion of the Company’s noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network, digital banking channels, mortgage banking and other banking services, which totaled $64.7 million in 2021, a decrease of $1.8 million, or 2.7%, from the prior year. The decrease was primarily driven by a decrease in mortgage banking revenues as the Company is currently holding the majority of its new consumer mortgage production in portfolio due to a change in its strategy, and declines in deposit service charges and fees and other banking revenues including a reduction in overdraft fees in part due to the higher average deposit balances resulting from government stimulus program inflows. This was partially offset by an increase in debit interchange and ATM fees, reflective of increased transaction activity including the impact of a full year of activity resulting from the addition of new deposit relationships from the Steuben acquisition in 2020. Fees from general banking services were $66.4 million in 2020, a decrease of $4.1 million, or 5.8%, from 2019. The decrease was primarily driven by decreases in deposit services charges and fees and other banking revenues due to a precipitous drop in deposit transaction activity as a result of the COVID-19 pandemic, partially offset by an increase in mortgage banking revenues, reflective of the Company’s decision to sell certain secondary market eligible residential mortgage loans during 2020 and the benefit derived from interest rate movements. In addition, debit interchange and ATM fees increased, reflective of the addition of new deposit relationships from the Kinderhook and Steuben acquisitions.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $20.0 million, or 12.4%, in 2021 to $181.6 million. In 2021, financial services revenue accounted for 74% of total noninterest revenues, as compared to 71% in 2020. Employee benefit services generated revenue of $114.3 million in 2021 that reflected growth of $13.0 million, or 12.8%, primarily related to increases in employee benefit trust and custodial fees, as well as incremental revenues from the acquisition of FBD during the third quarter of 2021. Employee benefit services generated revenue of $101.3 million in 2020 that reflected growth of $4.2 million, or 4.3%, over 2019 revenues primarily due to organic increases in plan administration, recordkeeping and trustee fees.

Wealth management and insurance services revenues increased $7.0 million, or 11.6%, in 2021 due to a $5.4 million increase in wealth management services revenues primarily driven by increases in investment management and trust services revenues due to the addition of new relationships, higher equity market valuations and a $1.6 million increase in insurance services revenues attributable to incremental revenues from the acquisitions of TGA during the third quarter of 2021 and NuVantage during the second quarter of 2021 as well as organic expansion. Wealth management and insurance services revenues increased $2.2 million, or 3.8%, in 2020 from the prior year due to a $2.0 million increase in wealth management services revenues and a $0.2 million increase in insurance services revenues attributable to organic growth in both categories.

Employee benefit trust assets increased $13.4 billion to $120.3 billion for the employee benefit services segment in 2021 as compared to 2020 due primarily to organic growth in the collective investment trust business and market appreciation. Assets under management increased $887.6 million to $8.5 billion for the wealth management businesses at year end 2021 as compared to one year earlier due to organic growth and market appreciation. Trust assets within the Company’s employee benefit services segment increased $17.7 billion to $107.0 billion at the end of 2020 as compared to 2019 due primarily to organic growth in the collective investment trust business and market appreciation. Assets under management within the Company’s wealth management services segment increased to $7.7 billion at the end of 2020, up $1.1 billion from year-end 2019 due to organic growth and market appreciation.

The Company expects to re-evaluate its deposit offerings and associated deposit services charges and fees in 2022 and is uncertain to whether any resulting modifications will have a material impact to banking noninterest revenues. The pending Elmira acquisition is expected to provide incremental deposit service charges and fees revenue and debit interchange and ATM fees revenue once completed.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $388.1 million in 2021 were $11.6 million, or 3.1%, higher than 2020, primarily reflective of an increase in salaries and employee benefits driven by increases in merit and incentive-related employee compensation, higher payroll taxes, including increases in state-related unemployment taxes, higher employee benefit-related expenses, including significant increases in employee medical benefit costs, and staffing increases due to recent acquisitions. Other factors included an increase in data processing and communications expenses associated with the implementation of new customer-facing digital technologies and back office systems, and an increase in other expenses due to the general increase in the level of business activities, including increases in professional fees and travel-related expenses, partially offset by a decrease in acquisition-related expenses and a decrease in litigation accrual expenses. Noninterest expenses in 2020 increased $4.5 million, or 1.2%, from 2019 to $376.5 million, primarily reflective of an increase in salaries and employee benefits driven by merit-related increases in employee wages and a net increase in full-time equivalent employees between the periods, an increase in data processing and communications expenses associated with the implementation of new customer-facing digital technologies and back office systems, the additional expenses associated with operating an expanded branch network subsequent to the Kinderhook and Steuben transactions and the $3.0 million in one-time litigation accrual expenses incurred in 2020, partially offset by lower acquisition-related expenses and a decline in other expenses due to the general decrease in the level of business activities as a result of the COVID-19 pandemic.

Operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets) as a percent of average assets for 2021 was 2.52%, a decrease of 23 basis points from 2.75% in 2020 and 63 basis points lower than 3.15% in 2019. The decrease in this ratio for 2021 was due to a 5.3% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets), while average assets grew by 15.0% due primarily to large net inflows of funds related to government stimulus programs and PPP loan originations. The decrease in this ratio for 2020 from 2019 was due to a 2.0% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets), while average assets grew by 16.8% due primarily to large net inflows of funds related to government stimulus programs, PPP loan originations and the acquisitions of Steuben and Kinderhook.

The efficiency ratio, a non-GAAP measure, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets) divided by operating revenue (fully tax-equivalent net interest income plus noninterest revenue, excluding acquired non-PCD loan accretion, unrealized gain (loss) on equity securities, net gain on sales of investment securities and gain on debt extinguishment). Lower ratios correlate to higher operating efficiency. The 2021 efficiency ratio of 60.2% was 0.6% higher than the 2020 efficiency ratio of 59.6% as the 5.3% increase in operating expenses, as defined above, grew at a slightly faster pace than the 4.2% increase in operating revenue, comprised of a 1.5% increase in adjusted net interest income and an 8.0% increase in adjusted noninterest revenue. The 2020 efficiency ratio of 59.6% was consistent with 2019 as the 2.1% increase in operating revenue, comprised of a 2.8% increase in adjusted net interest income and a 1.0% increase in adjusted noninterest revenue, grew at a slightly faster pace than the 2.0% increase in operating expenses, as defined above. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2021	2020	2019
Salaries and employee benefits	$241,501	$228,384	$219,916
Occupancy and equipment	41,240	40,732	39,850
Data processing and communications	51,003	45,755	41,407
Amortization of intangible assets	14,051	14,297	15,956
Legal and professional fees	11,723	11,605	10,783
Business development and marketing	9,319	9,463	11,416
Litigation accrual	(100)	2,950	0
Acquisition expenses	701	4,933	8,608
Acquisition-related contingent consideration adjustment	200	0	0
Other	18,500	18,415	24,090
Total noninterest expenses	$388,138	$376,534	$372,026
Operating expenses(1) /average assets	2.52%	2.75%	3.15%
Efficiency ratio(2)	60.2%	59.6%	59.6%

(1)	Operating expenses are total noninterest expenses excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual, and amortization of intangible assets. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gain or loss on equity securities, gain on debt extinguishment and net gain on sales of investment securities. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures.

Salaries and employee benefits increased $13.1 million, or 5.7%, in 2021, driven by increases in merit and incentive-related employee compensation, higher payroll taxes, including increases in state-related unemployment taxes and higher employee benefit-related expenses including significant increases in employee medical benefit costs. Salaries and employee benefits increased $8.5 million, or 3.9%, in 2020 from 2019, driven by merit-related increases in employee wages and a net increase in full-time equivalent employees between the periods, due to both the Kinderhook acquisition in early third quarter 2019 and the Steuben acquisition in the second quarter of 2020, but were partially offset by lower employee benefit expenses primarily associated with a decrease in employee medical expenses due to reduced provider utilization. Total full-time equivalent staff at the end of 2021 was 2,743 compared to 2,829 at December 31, 2020 and 2,763 at the end of 2019. See Note K to the financial statements for further information about the pension plan.

Total non-personnel, noninterest expenses, excluding one-time acquisition-related and litigation accrual expenses, increased $5.6 million, or 4.0%, in 2021, reflective of the general increase in the level of business activities. Increases in data processing and communications, occupancy and equipment, legal and professional fees and other expenses were partially offset by decreases in amortization of intangible assets and business development and marketing. The increase in data processing and communications expenses was primarily due to the implementation of new customer-facing digital technologies and back office systems. Occupancy and equipment increased due to the Steuben acquisition and inflationary pressures, partially offset by the effects of branch consolidations undertaken in 2021. Legal and professional fees and other expenses, including travel and entertainment, were up during 2021 as compared to 2020 as the general amount of business activities increased to levels more consistent with pre-pandemic conditions. Total non-personnel, noninterest expenses, excluding one-time acquisition and litigation accrual expenses, decreased $3.2 million, or 2.3%, in 2020 from 2019, reflective of the general decrease in the level of business activities as a result of the COVID-19 pandemic. Decreases in other expenses, business development and marketing, and amortization of intangible assets were partially offset by increases in data processing and communications, occupancy and equipment and legal and professional fees. Other expenses and business development and marketing decreased and were most heavily impacted by the diminished level of business activities that resulted from the COVID-19 pandemic, including travel and entertainment. The increase in data processing and communications expenses was due to the Steuben acquisition and the implementation of new customer-facing digital technologies and back office systems during 2020.

Acquisition-related expenses for 2021 totaled $0.9 million, including $0.6 million associated with the pending Elmira acquisition, $0.1 million associated with the financial services acquisitions completed in 2021 and a $0.2 million acquisition-related contingent consideration adjustment associated with the FBD acquisition. Acquisition expenses for 2020 totaled $4.9 million, including $4.7 million associated with the Steuben acquisition and $0.2 million associated with the Kinderhook acquisition. Acquisition expenses for 2019 totaled $8.6 million, including $8.0 million associated with the Kinderhook acquisition and $0.6 million associated with the Steuben acquisition.

The Company recorded $3.0 million in litigation accrual in 2020 related to a settlement of a purported class action lawsuit regarding the Bank’s deposit account terms and overdraft disclosures. The settlement was approved for $2.9 million which was paid in the third quarter of 2021, resulting in a $0.1 million adjustment to the Company’s litigation accrual in 2021.

While the Company remains focused on managing operating expense growth, the Company expects operating expenses to increase modestly in 2022 as compared to 2021 due to the continued resumption of certain marketing and business and employee development endeavors that were suspended due to the COVID-19 pandemic, higher wage and benefit costs, inflationary pressures, continued investment in the implementation of new customer-facing digital technologies and back office systems, and incremental expenses associated with operating an expanded branch network as a result of the pending Elmira acquisition once completed.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 108. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2021 was 21.4%, compared to 20.1% in 2020 and 19.2% in 2019. The increase in the effective rate for 2021, compared to the effective tax rate for 2020, is primarily attributable to an increase in certain state income taxes that were enacted between the periods and a decrease in the proportion of tax-exempt revenues in relation to total revenues. The increase in the effective rate for 2020, compared to the effective tax rate for 2019, is primarily attributable to a decrease in tax benefits related to stock-based compensation activity and the impact of changes in state apportionment.

Shareholders’ Equity

Shareholders’ equity ended 2021 at $2.10 billion, down $3.3 million, or 0.2%, from the end of 2020. This decrease reflects a $112.7 million decrease in accumulated other comprehensive income, common stock dividends declared of $91.6 million and common stock repurchased of $4.8 million. These decreases were partially offset by net income of $189.7 million, $9.8 million from the issuance of shares through employee stock plans and $6.3 million from stock-based compensation. The change in accumulated other comprehensive income was comprised of a $126.1 million decrease due to changes in the unrealized gains and losses in the Company’s available-for-sale investment portfolio, partially offset by a positive $13.4 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2021 and 2020, shareholders’ equity increased by $109.4 million, or 5.4%. Shares outstanding increased by 0.3 million during the year due to share issuances under the employee stock plans and deferred compensation arrangements, partially offset by 0.1 million shares repurchased during 2021.

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

The Company’s ratio of ending tier 1 capital to adjusted quarterly average assets (or tier 1 leverage ratio), a primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 1.07 percentage points from the prior year to end the year at 9.09%. This was the result of an increase of 13.1% in average adjusted net assets (excludes investment market value adjustment and intangible assets net of related deferred tax liabilities) driven by significant deposit inflows related to government stimulus programs, while tier 1 capital increased by 1.3% from the prior year, including the impact of the first quarter of 2021 redemption of $77.3 million of trust preferred subordinated debt held by Community Capital Trust IV, an unconsolidated subsidiary trust, which qualified as tier 1 capital. For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements. The tangible equity-to-tangible assets ratio, a non-GAAP measure, was 8.69% at the end of 2021 versus 9.92% one year earlier. See Table 16 for Reconciliation of GAAP to Non-GAAP Measures. The decrease was due to tangible common shareholders’ equity decreasing by 1.6% from the prior year primarily due to a $126.1 million decline in the after-tax market value adjustment on the Company’s available-for-sale investment securities portfolio due to higher market interest rates, while tangible assets increased 12.2% from the prior year. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2021 of $91.6 million represented an increase of 3.5% over the prior year. This growth was a result of a $0.04 increase in dividends per share for the year and the increase in outstanding shares as noted above. Dividends per share for 2021 of $1.70 represents a 2.4% increase from $1.66 in 2020, a result of quarterly dividends per share increasing from $0.41 to $0.42, or 2.4%, in the third quarter of 2020 and from $0.42 to $0.43, or 2.4%, in the third quarter of 2021. The 2021 increase in quarterly dividends marked the 29th consecutive year of dividend increases for the Company. The dividend payout ratio for this year was 48.3% compared to 53.7% in 2020, and 48.4% in 2019. The dividend payout ratio decreased during 2021 because net income increased 15.2% while dividends declared increased 3.5% from 2020.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company maintains appropriate liquidity levels in both normal operating environments as well as stressed environments. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective. The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk. The indicators are monitored using a scorecard with three risk level limits. These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources. The risk indicators are monitored using such metrics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at December 31, 2021.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At December 31, 2021, the Bank had $1.88 billion of cash and cash equivalents of which $1.72 billion are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.71 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $247.7 million of funding availability at the Federal Reserve’s discount window. Additionally, the Company has $2.80 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at the end of 2021.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2021, this ratio was 26.6% for both 30 and 90 days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of December 31, 2021, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2021 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2021 are summarized as follows:

Table 7: Intangible Assets

	Balance at	Additions /			Balance at
(000’s omitted)	December 31, 2020	Adjustments	Amortization	Impairment	December 31, 2021
Banking Segment
Goodwill	$690,121	$(253)	$0	$0	$689,868
Core deposit intangibles	13,831	0	4,744	0	9,087
Total Banking Segment	703,952	(253)	4,744	0	698,955
Employee Benefit Services Segment
Goodwill	83,275	2,046	0	0	85,321
Other intangibles	32,051	14,000	6,033	0	40,018
Total Employee Benefit Services Segment	115,326	16,046	6,033	0	125,339
All Other Segment
Goodwill	20,312	3,608	0	0	23,920
Other intangibles	7,058	12,337	3,274	0	16,121
Total All Other Segment	27,370	15,945	3,274	0	40,041

Total	$846,648	$31,738	$14,051	$0	$864,335

Intangible assets at the end of 2021 totaled $864.3 million, an increase of $17.7 million from the prior year due to the addition of $5.4 million of goodwill and $26.3 million of other intangibles arising from acquisition activity, partially offset by $14.0 million of amortization during the year. The additional goodwill and other intangibles recorded in 2021 resulted from the NuVantage, TGA and FBD acquisitions and a $0.3 million adjustment to goodwill from the Steuben acquisition that occurred in 2020. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2021 totaled $799.1 million, comprised of $689.9 million related to banking acquisitions and $109.2 million arising from the acquisition of financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its goodwill impairment analyses as of December 31, 2021 and no adjustments were necessary for the banking or financial services businesses. The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators. Furthermore, during 2021 and 2020, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its insurance subsidiary included in the All Other segment during the fourth quarter of 2020 and concluded no adjustments were necessary for the banking or financial services businesses. The qualitative analyses performed in 2021 and 2020 included assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price. The Company expects to conduct qualitative and quantitative goodwill impairment analyses for all applicable business entities for the 2022 operating period. Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

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

Loans

Gross loans outstanding of $7.37 billion as of December 31, 2021 decreased $42.3 million, or 0.6%, compared to December 31, 2020, reflecting decreases in business lending, due primarily to forgiveness of PPP loans, and home equity portfolios, partially offset by increases in the consumer indirect, consumer mortgage, and consumer direct portfolios. Excluding PPP loans, gross loans outstanding increased $334.5 million, or 4.8%, compared to December 31, 2020. The non-PPP loan growth in the loan portfolio during 2021 was primarily attributable to the organic origination of consumer mortgages and consumer indirect loans. Gross loans outstanding of $7.42 billion as of December 31, 2020 increased $525.4 million, or 7.6%, compared to December 31, 2019, reflecting growth in the business lending and home equity portfolios, partially offset by decreases in the consumer indirect, consumer direct, and consumer mortgage portfolios. The growth in the loan portfolio during 2020 was primarily attributable to the origination of PPP loans and the Steuben acquisition. Excluding loans acquired from Steuben, loans increased $185.7 million, or 2.7%.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2016 and 2021 was 8.3%. The greatest overall expansion occurred in business loans, which grew at a 15.6% CAGR driven mostly by acquisitions during the five year period and PPP loan originations in 2020 and 2021. The consumer mortgage portfolio grew at a compounded annual growth rate of 7.0% from 2016 to 2021. The consumer installment segment, including indirect and direct loans, grew at a CAGR of 1.7%. The home equity lending segment declined at a compounded annual growth rate of 0.2% from 2016 to 2021, including the impact from acquisitions.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 58% of loans outstanding at the end of 2021 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis. The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2021: commercial real estate (45%), restaurant & lodging (10%), general services (9%), healthcare (6%), retail trade (6%), manufacturing (6%), construction (3%), agriculture (3%) and motor vehicle and parts dealers (3%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 9%.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio decreased $364.2 million, or 10.6%, in 2021 primarily due to the forgiveness of PPP loans by the SBA. Excluding PPP loans, the business lending portfolio increased $12.7 million, or 0.4%, between December 31, 2020 and December 31, 2021. The business lending portfolio increased $664.2 million, or 23.9%, between December 31, 2019 and December 31, 2020 due to the origination of PPP loans and loans acquired in the Steuben transaction. Excluding loans from the Steuben acquisition, the portfolio increased $410.7 million, or 14.8%, in 2020. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category.

The following table shows the maturities and type of interest rates for loans as of December 31, 2021:

Table 8:  Maturity Distribution of Loans (1)

	Maturing in	Maturing After	Maturing After
	One Year or	One but Within	Five but Within	Maturing After
(000’s omitted)	Less	Five Years	Fifteen Years	Fifteen Years	Total
Business lending
Fixed interest rates	$262,194	$591,273	$714,121	$3,154	$1,570,742
Floating or adjustable interest rates	401,055	582,609	483,404	38,094	1,505,162
Total	$663,249	$1,173,882	$1,197,525	$41,248	$3,075,904

Consumer mortgage
Fixed interest rates	$195,997	$694,722	$1,094,953	$548,757	$2,534,429
Floating or adjustable interest rates	2,989	9,690	7,827	1,179	21,685
Total	$198,986	$704,412	$1,102,780	$549,936	$2,556,114

Consumer indirect
Fixed interest rates	$277,455	$804,393	$107,822	$79	$1,189,749

Consumer direct
Fixed interest rates	$49,118	$92,365	$11,758	$71	$153,312
Floating or adjustable interest rates	59	25	415	0	499
Total	$49,177	$92,390	$12,173	$71	$153,811

Home equity
Fixed interest rates	$24,554	$87,867	$100,234	$12,045	$224,700
Floating or adjustable interest rates	2,256	6,940	26,697	137,468	173,361
Total	$26,810	$94,807	$126,931	$149,513	$398,061

(1)	Scheduled repayments are reported in the maturity category in which the payment is due.

The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA, including lending pursuant to the 2020 Coronavirus Aid, Relief, and Security Act’s (“CARES Act”), now known as first draw loans. In addition, the Company participated in the 2021 Consolidated Appropriations Act’s (“CAA”) PPP loan program, now known as second draw loans. As of December 31, 2021, the Company’s business lending portfolio included 32 first draw PPP loans with a total balance of $10.7 million and 690 second draw PPP loans with a total balance of $77.2 million. This compares to 3,417 first draw PPP loans with a total balance of $470.7 million at December 31, 2020.

The consumer mortgage loans include no exposure to high-risk mortgage products and are comprised of fixed (99%) and adjustable rate (1%) residential lending. Consumer mortgages increased $154.6 million, or 6.4%, between the end of 2020 and 2021, driven by low market rates and strong housing demand and includes the impact of selling $20.1 million of consumer mortgage production to the secondary market. Consumer mortgages decreased $29.4 million, or 1.2%, between the end of 2019 and 2020, including $26.7 million of loans acquired with the Steuben acquisition and the impact of selling $79.7 million of consumer mortgage production to the secondary market. With the precipitous drop in mortgage interest rates during the latter half of the first quarter of 2020, coupled with strong housing prices and demand in the Company’s primary markets, the Company experienced large volumes of mortgage refinance and origination activity in 2021 and 2020 and intense competition in the marketplace to capture this business. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. The Company is currently holding the majority of its new consumer mortgage production in portfolio due to current market conditions. Home equity loans decreased $1.8 million, or 0.4%, during 2021, while home equity loans increased $13.5 million, or 3.5%, during 2020, including $39.6 million of home equity loans acquired with the Steuben transaction. The Company continues to experience paydowns in its home equity portfolio due in part to some consumers using stimulus funds to reduce debt levels and balances being rolled into re-financed first lien consumer mortgages that offer attractive attributes to customers.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $169.0 million, or 14.4%, from one year ago, including a $167.9 million increase in consumer indirect loans and $1.1 million increase in consumer direct loans, due in large part to increased demand driven by low market interest rates, competitive pricing offered by the Company and higher consumer disposable income because of government stimulus programs and tight labor markets. During 2020, consumer installment loans decreased $122.9 million, or 9.5%, including $19.9 million of consumer installment loans acquired with the Steuben transaction. Strained supplies in all categories, while not impactful enough thus far may stunt growth opportunities and continue to cause elevated collateral values in all indirect collateral categories. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances for 2022 remains uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first draw and second draw PPP loans continue to be forgiven by the SBA. The Company anticipates assisting the majority of its PPP borrowers with forgiveness requests during the first and second quarters of 2022. The longer-term implications that COVID-19 will have on business lending loan demand are presently difficult to predict.

Asset Quality

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. Nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2021 at $45.5 million. This represents a decrease of $31.4 million from the $76.9 million in nonperforming loans at the end of 2020. The decrease in nonperforming loans was driven by the upgrade of several large business loans from nonaccrual status to accruing status during the fourth quarter of 2021. During the fourth quarter of 2020, several commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, requested extended loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing. Although the Company’s management granted these forbearance requests, it also reclassified the majority of these loan relationships from accruing to nonaccrual status, unless the borrower clearly demonstrated current repayment capacity or sufficient cash reserves to service their pre-forbearance payment obligations. Several borrowers in this group successfully restored all past due payments to current status, resumed their pre-forbearance payment obligations for a period of at least six months and demonstrated sufficient repayment capacity and cash reserves to be reclassified to accruing status during the fourth quarter of 2021. The ratio of nonperforming loans to total loans at December 31, 2021 decreased 42 basis points from the prior year to 0.62%. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.63% at year-end 2021, down 42 basis points from one year earlier. At December 31, 2021, OREO consisted of two residential properties with a total value of $0.1 million and one commercial real estate property with a total value of $0.6 million. This compares to five residential properties with a total value of $0.3 million and one commercial real estate property with a total value of $0.6 million at December 31, 2020.

From a credit risk and lending perspective, the Company continues to take actions to assess and monitor its COVID-19 related credit exposures. No specific credit impairment has been identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio since the onset of the pandemic. With respect to the Company’s lending activities, the Company continues to consider customer forbearance requests to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, but such requests diminished significantly in 2021. As of December 31, 2021, the Company had five borrowers in forbearance due to COVID-19 related financial hardship, representing $4.2 million in outstanding loan balances, or 0.1% of total loans outstanding. This compares to 74 borrowers and $66.5 million in outstanding loan balances, or 0.9%, of total loans outstanding in forbearance at December 31, 2020.

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

Approximately 53% of the nonperforming loans at December 31, 2021 are related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans decreased from the prior year due to the upgrade of several large business loans from nonaccrual status to accruing status during the fourth quarter of 2021, as described previously. Approximately 40% of nonperforming loans at December 31, 2021 are related to the consumer mortgage portfolio. Collateral values of residential properties within the Company’s market area have generally remained stable or have increased over the past several years. Additionally, strong economic conditions prior to COVID-19, including lower unemployment levels, positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. While there was a modest increase in nonperforming loans in the consumer mortgage portfolio as compared to one year earlier, economic conditions impacted by COVID-19, including increased unemployment rates, travel restrictions and state government shutdowns of certain business activities, as well as COVID-19 related delays in foreclosure processes have improved over the past few quarters. The Company will continue to closely monitor the impact that economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses, and proactively engage with our customers to strive to limit the potential losses. The remaining 7% of nonperforming loans relate to consumer installment and home equity loans, with home equity non-performing loan levels being driven by the same factors identified for consumer mortgages. Nonperforming loan levels in these categories have decreased slightly as compared to one year earlier. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 110% at the end of 2021 compared to 79% at year-end 2020 and 206% at December 31, 2019. The increase in this ratio from one year ago was primarily driven by the decrease in nonperforming business loans as mentioned previously.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.00% of total loans outstanding, compared to 1.50% at the end of 2020. While there were decreases in the delinquent loan levels in all portfolios as compared to one year ago, the overall decrease was primarily driven by the aforementioned upgrade of several large business loans from nonaccrual status to accruing status during the fourth quarter of 2021. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and this arrangement expired for most deferrals in the third quarter of 2020. As of year-end 2021, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.97%, 0.78%, 1.12%, and 1.15%, respectively. These ratios compare to the year-end 2020 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 1.76%, 1.24%, 1.30%, and 1.28%, respectively. The Company believes the decreases in delinquent loan levels has been partially attributable to the extraordinary Federal and State Government financial assistance provided to consumers throughout the pandemic, as well as the funding support to business customers who participated in PPP lending. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their seasonal characteristics and measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2021 was 1.20%, as compared to an average of 1.03% in 2020, and 0.89% in 2019, reflective of the adverse impact that COVID-19 had on certain customers in 2020 and 2021 and the reclassification of certain business loans from accrual to nonaccrual status in the fourth quarter of 2020.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider. These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity. Historically, the Company has created very few TDRs. Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs. In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the assessed net realizable value of the collateral. As of December 31, 2021, the Company had 81 loans totaling $3.9 million considered to be nonaccruing TDRs and 151 loans totaling $4.3 million considered to be accruing TDRs. This compares to 73 loans totaling $3.2 million considered to be nonaccruing TDRs and 174 loans totaling $3.8 million considered to be accruing TDRs at December 31, 2020. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and nonperforming loan status.

Prediction of future delinquency and credit loss performance is extremely difficult given the uncertainties centering around the evolution of the virus, the efficacy of vaccination programs, the related pace of the full resumption of business activities, and the trajectory of the economic recovery as government assistance programs are phased out. Due to the Company’s continued focus on maintaining safe and sound underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention and economic conditions return to a more normalized state.

Allowance for credit losses and loan net charge-off ratios for the past two years are as follows:

Table 9: Loan Ratios

	Years Ended
	December 31,
	2021	2020
Allowance for credit losses/total loans	0.68%	0.82%
Allowance for credit losses/nonperforming loans	110%	79%
Nonaccrual loans/total loans	0.57%	0.98%
Allowance for credit losses/nonaccrual loans	120%	83%
Net charge-offs to average loans outstanding:
Business lending	0.03%	0.02%
Consumer mortgage	0.01%	0.03%
Consumer indirect	0.07%	0.23%
Consumer direct	0.27%	0.50%
Home equity	0.03%	0.04%
Total loans	0.04%	0.07%

Total net charge-offs in 2021 were $2.8 million, $2.1 million less than the prior year due to a decrease in net charge-offs in all four of the Company’s consumer portfolios, partially offset by an increase in net charge-offs in the business lending portfolio. Net charge-offs in 2020 were $2.8 million less than 2019 due to a decrease in net charge-offs in all five of the Company’s portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.04% for 2021 was three basis points lower than the 0.07% ratio from 2020, and eight basis points lower than the 0.12% ratio from 2019. Gross charge-offs as a percentage of average loans were 0.12% in 2021, as compared to 0.15% in 2020, and 0.21% in 2019, evidence of management’s continued focus on maintaining conservative underwriting standards. Recoveries were $6.1 million in 2021, representing 62% of average gross charge-offs for the latest two years, compared to 47% in 2020 and 41% in 2019, reflective of relatively strong price levels for real estate and automobiles in 2021 and the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs increased in 2021, totaling $1.1 million, or 0.03% of average business loans outstanding, compared to $0.8 million, or 0.02% of the average outstanding balance in 2020, but the business loan net charge-off amount and ratio in 2021 remained well below historical levels. Consumer installment loan net charge-offs decreased to $1.3 million this year from $3.3 million in 2020, with a net charge-off ratio of 0.10% in 2021 and 0.27% in 2020. The dollar amount of consumer mortgage net charge-offs decreased to $0.3 million in 2021 compared to $0.7 million in 2020, with a net charge-off ratio of 0.01% in 2021 compared to 0.03% in 2020. Home equity net charge-offs of $0.1 million decreased $0.1 million in 2021 and the net charge-off ratio decreased one basis point to 0.03%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for credit losses on a quarterly basis. The primary components of the loan review process that are used to determine proper allowance levels are collectively evaluated and individually assessed loan loss allocations. Measurement of individually assessed loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay. Loans with outstanding balances that are greater than $0.5 million are individually assessed for specific loan loss allocations. Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be individually assessed when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency levels, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, recession probability and other relevant factors. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, industry, geography, origination vintage and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the previous recession, as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolio class. The allowance levels computed from the collectively evaluated and individually assessed loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the consolidated statements of condition.

The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Audit and Compliance Committee of the Board (“Audit Committee”) review the adequacy of the allowance for credit losses quarterly. Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

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

As of December 31, 2021, the net purchase discount related to the $1.02 billion of remaining non-PCD loan balances acquired from Steuben Trust Company in 2020, The National Union Bank of Kinderhook in 2019, Merchants Bank in 2017, Oneida Savings Bank in 2015, HSBC Bank USA, N.A. in 2012, First Niagara Bank, N.A. in 2012, and Wilber National Bank in 2011 was approximately $8.0 million, or 0.78% of that portfolio.

The allowance for credit losses decreased to $49.9 million at the end of 2021 from $60.9 million as of year-end 2020. The $11.0 million decrease was driven by an $8.2 million non-acquisition-related net benefit in the provision for credit losses related to loans, $19.1 million lower than the prior year’s non-acquisition-related provision for credit losses of $10.9 million, reflective of the continued release of reserves in the first three quarters of 2021 as the economic outlook and the loan portfolio’s asset quality profile both steadily improved during that time, and $2.8 million of net charge-offs.

During the first three quarters of 2021, economic forecasts improved significantly due to the state of the post-vaccine economic recovery, which, in combination with elevated real estate and vehicle collateral values, significant declines in pandemic-related payment deferrals and improvements in the loan portfolio’s asset quality profile drove the Company to reduce its allowance for credit losses during the first three quarters of 2021, resulting in net benefits recorded in the provision for credit losses for the first three quarters of the year. Although economic forecasts remained generally stable during the fourth quarter of 2021 despite the rapid spread of the COVID Omicron variant, the Company’s allowance for credit losses increased $0.4 million, resulting in a $2.2 million provision for credit losses in the fourth quarter based in part on a $165.3 million increase in non-PPP loans outstanding during the quarter.

During the first two quarters of 2020, financial conditions deteriorated rapidly as state and local governments shut down a substantial portion of business activities in the Company’s markets and unemployment levels spiked. These conditions drove the Company to build its allowance for credit losses during the first two quarters of 2020 to account for expected life of loan losses in the loan portfolio. During the third quarter of 2020, the economic outlook remained unclear as markets were uncertain as to the efficacy, approval and roll-out of a COVID-19 vaccine and the Company continued to build its allowance for credit losses. During the fourth quarter of 2020, with a greater than anticipated decline in actual unemployment levels, as well as the Federal Government’s approval of a COVID-19 vaccine and Congress’ approval of additional federal stimulus funding, the near-term economic forecast improved significantly driving an improvement in the economic outlook and as a result, a reduction in the Company’s allowance for credit losses during the fourth quarter of 2020. During the fourth quarter of 2020, the Company recorded a net benefit in the provision for credit losses driven by several factors, including a $2.0 million reversal of a previously recorded allowance for credit loss on a purchased credit deteriorated loan, a significant improvement in the economic outlook and a substantial decrease in loans under COVID-19 related forbearance agreements, offset, in part, by a substantial, but anticipated, increase in nonperforming assets and the related specific impairment reserves on a portion of those nonperforming assets.

The ratio of the allowance for credit losses to total loans of 0.68% for year-end 2021 decreased 14 basis points from the 0.82% ratio for year-end 2020, and was down four basis points from the 0.72% ratio for year-end 2019, due in part to the aforementioned steady improvement of the economic outlook and the loan portfolio’s asset quality during 2021, partially offset by non-PPP loan growth of $334.5 million, or 4.8%, during 2021. Management believes the year-end 2021 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was -0.12% in 2021 as compared to 0.20% in 2020 and 0.13% in 2019. The provision for credit losses was -310% of net charge-offs this year versus 286% in 2020 and 108% in 2019. These ratios in the current year were impacted by the $8.8 million net benefit recorded in the provision for credit losses during 2021.

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

Table 10: Allowance for Credit Losses by Loan Type

	2021		2020
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$21,021	41.2%	$28,190	45.8%
Consumer mortgage	10,017	34.7%	10,672	32.4%
Consumer indirect	11,737	16.1%	13,696	13.8%
Consumer direct	2,306	2.1%	3,207	2.0%
Home equity	1,814	5.4%	2,222	5.4%
PCD loans	1,974	0.5%	1,882	0.6%
Unallocated	1,000	0.0%	1,000	0.0%
Total	$49,869	100.0%	$60,869	100.0%

As demonstrated in Table 10 above and discussed previously, business lending and consumer installment carry higher credit risk than residential real estate, and as a result these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at year-end 2021 was consistent with December 31, 2020. The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Since the ultimate effect the COVID-19 pandemic, including the impact of new variants, will have on the Company’s credit losses remains uncertain, the net benefit in the provision for credit losses during 2021 should not be interpreted as a trend or utilized to forecast the provision for, or reversal of, credit losses in future periods. Any improvements in the economic forecast may be offset by higher net charge-off levels, increases in delinquent and nonperforming loan balances, downward shifts of business risk ratings or other factors in future periods.

Funding Sources

The Company utilizes a variety of funding sources to support the interest-earning asset base as well as to achieve targeted growth objectives. Overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics; deposits of individuals, partnerships and corporations (nonpublic deposits), municipal deposits that are collateralized for amounts not covered by FDIC insurance (public funds), and external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 11: Average Deposits

	2021		2020
	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$3,748,577	0.00%	$3,024,763	0.00%
Interest checking deposits	3,130,079	0.04%	2,536,958	0.09%
Savings deposits	2,152,191	0.03%	1,755,935	0.04%
Money market deposits	2,313,412	0.06%	2,078,513	0.13%
Time deposits	957,429	0.89%	935,809	1.20%
Total deposits	$12,301,688	0.09%	$10,331,978	0.16%

As displayed in Table 11, average total deposits in 2021 increased $1.97 billion, or 19.1%, from the prior year comprised of a $1.95 billion, or 20.7%, increase in non-time deposits, and a $21.6 million, or 2.3%, increase in time deposits. The increase in average deposits was primarily due to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. The cost of deposits, including non-interest checking deposit balances, decreased seven basis points from 0.16% in 2020 to 0.09% in 2021.

Total average deposits for 2020 increased $1.60 billion, or 18.3%, from 2019 comprised of a $1.51 billion, or 19.1%, increase in non-time deposits, and a $92.8 million, or 11.0%, increase in time deposits. The increase in average deposits was primarily due to large net inflows of funds from government stimulus programs and the acquisition of Steuben. The Company acquired $516.3 million of deposits from the Steuben acquisition, including $96.5 million of time deposits and $419.8 million of non-time deposits. The cost of deposits, including non-interest checking deposit balances, decreased seven basis points from 0.23% in 2019 to 0.16% in 2020.

Nonpublic, non-time deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2021 with an average balance of $10.78 billion, an increase of $1.62 billion, or 17.6%, over the comparable 2020 period. The Company continues to focus on expanding its core deposit relationship base through its competitive product offerings and high quality customer service.

Full-year average public fund deposits increased $354.4 million, or 30.3%, during 2021 to $1.52 billion, impacted by federal and state stimulus program-related support to municipalities to cover COVID-19 expenditures and investments that cover multi-year timeframes. Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year. However, the Company has many long-standing relationships with municipal entities throughout its markets and the diversified non-time deposits held by these customers have provided an attractive and comparatively stable funding source over an extended time period. The Company is required to collateralize certain local municipal deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the same attributes as borrowings.

The mix of average deposits was largely consistent with the prior year. Non-time deposits (noninterest checking, interest checking, savings and money markets) represented approximately 92% of the Company’s average deposit funding base versus 91% last year, while time deposits represent approximately 8% of total average deposits compared to 9% in 2020. The cost of interest-bearing deposits of 0.14% in 2021 was nine basis points lower than the 0.23% cost of interest-bearing deposits in 2020. The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.09% in 2021, a seven basis point decrease from the prior year.

The Company is uncertain as to whether the relatively high levels of deposits in recent periods will be maintained, spent down, or increased further by additional inflows of funds associated with COVID-19 related government stimulus programs.

The remaining maturities of deposits in amounts of $250,000 or more (the FDIC insurance limit) outstanding as of December 31 are as follows:

Table 12: Maturity of Time Deposits $250,000 or More

(000’s omitted)	2021	2020
Less than three months	$61,129	$74,132
Three months to six months	40,934	12,420
Six months to one year	84,584	54,335
Over one year	50,113	38,719
Total	$236,760	$179,606

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $4.31 billion and $3.41 billion at December 31, 2021 and 2020, respectively. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC.

Borrowing sources for the Company include the FHLB, Federal Reserve, other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with business and municipal customers and primary market security dealers. The Company also had $3.3 million in fixed-rate subordinated notes acquired with the Kinderhook acquisition outstanding at the end of 2021.

As shown in Table 13, year-end 2021 borrowings totaled $329.9 million, a decrease of $41.4 million from the $371.3 million outstanding at the end of 2020 primarily due to the redemption of $77.3 million of trust preferred subordinated debt held by CCT IV, an unconsolidated subsidiary trust, during the first quarter of 2021 and a decrease in other FHLB borrowings of $4.8 million, partially offset by a $40.7 million increase in securities sold under an agreement to repurchase (“customer repurchase agreements”). Borrowings averaged $288.2 million, or 2.3% of total funding sources for 2021, as compared to $323.9 million, or 3.0% of total funding sources for 2020. At the end of 2021, the Company had $324.7 million, or 98% of contractual obligations, that had remaining terms of one year or less as compared to 69% of contractual obligations maturing within one year at December 31, 2020.

As displayed in Table 3 on page 40, the percentage of funding from deposits in 2021 was slightly higher than the level in 2020 primarily due to the continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. The percentage of average funding derived from deposits was 97.7% in 2021 as compared to 97.0% in 2020 and 96.4% in 2019. During 2021, average deposits increased 19.1%, while average borrowings decreased 11.0%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 13: Borrowings

(000’s omitted)	2021	2020
Securities sold under agreement to repurchase, short term	$324,720	$284,008
Other Federal Home Loan Bank borrowings	1,888	6,658
Subordinated notes payable (1)	3,277	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Balance at end of period	$329,885	$371,289

(1)	Subordinated notes payable for 2021 and 2020 include $3.0 million in principal and $0.3 million related to a purchase accounting fair value adjustment.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to standard credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is considered immaterial for disclosure purposes.

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

The carrying value of the Company’s investment portfolio ended 2021 at $4.98 billion, an increase of $1.38 billion, or 38.5%, from the end of 2020. The book value (excluding unrealized gains and losses) of the portfolio increased $1.55 billion, or 44.6%, from December 31, 2020. The net unrealized loss on the portfolio was $44.9 million as of December 31, 2021. During 2021, the Company purchased $1.81 billion of U.S. Treasury and agency securities with an average yield of 1.32%, $109.6 million of government agency mortgage-backed securities with an average yield of 1.78%, $42.3 million of obligations of state and political subdivisions with an average yield of 2.42% and $5.0 million of corporate debt securities with an average yield of 3.25%. These additions were offset by $426.7 million of investment maturities, calls, and principal payments and net accretion on investment securities of $12.2 million in 2021. The effective duration of the securities portfolio was 7.5 years at the end of 2021, as compared to 7.7 years at year end 2020.

The carrying value of the Company’s investment portfolio increased $507.0 million, or 16.4%, during 2020 to end the year at $3.60 billion. The book value of the portfolio increased $419.8 million from December 31, 2019. The net unrealized gain on the portfolio was $121.1 million as of December 31, 2020. During 2020, the Company purchased $984.2 million of U.S. Treasury and agency securities with an average yield of 1.38%, $116.3 million of government agency mortgage-backed securities with an average yield of 1.97%, $11.3 million of obligations of state and political subdivisions with an average yield of 3.37% and $3.0 million of corporate debt securities with an average yield of 5.38%. The Company also acquired $179.7 million of available-for-sale securities and $0.8 million of equity and other securities as part of the Steuben transaction. These additions were offset by $886.1 million of investment maturities, calls, and principal payments and net accretion on investment securities of $7.2 million in 2020. The effective duration of the securities portfolio was 7.7 years at the end of 2020, as compared to 4.3 years at year end 2019.

The investment portfolio has limited credit risk due to the composition continuing to be heavily weighted towards U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs (MBS), U.S. Agency collateralized mortgage obligations (CMOs) and municipal bonds. The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s. The majority of the municipal bonds are rated A or higher. The portfolio does not include any private label MBS or private label CMOs. The overall mix of securities within the portfolio over the last year has changed due to the significant investment purchases made during 2021, with an increase in the proportion of U.S. Treasury and agency securities, a small increase in the proportion of corporate debt securities, while the proportion of government agency MBS, obligations of state and political subdivisions, government agency CMOs and equity securities decreased.

The net unrealized market value loss on the investment portfolio as of December 31, 2021 was $44.9 million, as compared to a net unrealized gain of $121.1 million one year earlier. This decrease is indicative of market interest rate increases over the period and changes in the composition of the portfolio.

The following table sets forth the fair value for the Company's investment securities portfolio:

Table 14: Investment Securities

(000's omitted)	2021	2020
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,998,564	$2,501,382
Obligations of state and political subdivisions	430,289	475,660
Government agency mortgage-backed securities	477,056	522,638
Corporate debt securities	7,962	4,635
Government agency collateralized mortgage obligations	20,339	43,577
Total available-for-sale portfolio	4,934,210	3,547,892

Equity and other Securities:
Equity securities, at fair value	463	445
Federal Home Loan Bank common stock	7,188	7,468
Federal Reserve Bank common stock	33,916	33,916
Other equity securities, at adjusted cost	3,312	5,626
Total equity and other securities	44,879	47,455

Total investments	$4,979,089	$3,595,347

The following table sets forth as of December 31, 2021 the weighted-average yield of investment debt securities by maturity date and investment type:

Table 15: Weighted-Average Yield of Investment Debt Securities (1)

		Maturing	Maturing After		Total
	Maturing	After One Year	Five Years But	Maturing	Amortized
	Within One	But Within	Within Ten	After	Cost/Book
	Year or Less	Five Years	Years	Ten Years	Value
U.S. Treasury and agency securities	2.17%	1.99%	1.40%	1.57%	$4,064,624
Obligations of state and political subdivisions	2.36%	2.12%	2.35%	2.73%	413,019
Government agency mortgage-backed securities	1.00%	2.36%	1.26%	1.94%	474,506
Corporate debt securities	0.00%	0.00%	4.05%	0.00%	8,000
Government agency collateralized mortgage obligations	0.00%	1.96%	1.48%	2.53%	19,953

(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, real estate and automobiles in particular. Inflation can also impact the Company’s noninterest expense levels to some extent, and by extension the net income it generates and the earnings it retains as capital.

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 88 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of a decline in housing or vehicle prices, higher unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations; (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (13) changes in consumer spending, borrowing and savings habits; (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations; (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (19) the ability to maintain and increase market share and control expenses; (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or those emanating from COVID-19; (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (22) the outcome of pending or future litigation and government proceedings; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 16: GAAP to Non-GAAP Reconciliations

(000's omitted)	2021	2020	2019
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$189,694	$164,676	$169,063
Income taxes	51,654	41,400	40,275
Income before income taxes	241,348	206,076	209,338
Provision for credit losses	(8,839)	14,212	8,430
Pre-tax, pre-provision net revenue (non-GAAP)	232,509	220,288	217,768
Acquisition expenses	701	4,933	8,608
Acquisition-related contingent consideration adjustment	200	0	0
Gain on sale of investments, net	0	0	(4,882)
Unrealized (gain) loss on equity securities	(17)	6	(19)
Litigation accrual	(100)	2,950	0
Gain on debt extinguishment	0	(421)	0
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$233,293	$227,756	$221,475

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$3.48	$3.08	$3.23
Income taxes	0.95	0.77	0.77
Income before income taxes	4.43	3.85	4.00
Provision for credit losses	(0.16)	0.27	0.16
Pre-tax, pre-provision net revenue per share (non-GAAP)	4.27	4.12	4.16
Acquisition expenses	0.01	0.09	0.16
Acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Gain on sale of investments, net	0.00	0.00	(0.09)
Unrealized (gain) loss on equity securities	0.00	0.00	0.00
Litigation accrual	0.00	0.06	0.00
Gain on debt extinguishment	0.00	(0.01)	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$4.28	$4.26	$4.23

(000's omitted)	2021	2020	2019
Net income
Net income (GAAP)	$189,694	$164,676	$169,063
Acquisition expenses	701	4,933	8,608
Tax effect of acquisition expenses	(150)	(991)	(1,656)
Subtotal (non-GAAP)	190,245	168,618	176,015
Acquisition-related contingent consideration adjustment	200	0	0
Tax effect of acquisition-related contingent consideration adjustment	(43)	0	0
Subtotal (non-GAAP)	190,402	168,618	176,015
Acquisition-related provision for credit losses	0	3,061	0
Tax effect of acquisition-related provision for credit losses	0	(615)	0
Subtotal (non-GAAP)	190,402	171,064	176,015
Gain on sales of investment securities, net	0	0	(4,882)
Tax effect of gain on sales of investment securities, net	0	0	939
Subtotal (non-GAAP)	190,402	171,064	172,072
Unrealized (gain) loss on equity securities	(17)	6	(19)
Tax effect of unrealized (gain) loss on equity securities	4	(1)	4
Subtotal (non-GAAP)	190,389	171,069	172,057
Litigation accrual	(100)	2,950	0
Tax effect of litigation accrual	21	(593)	0
Subtotal (non-GAAP)	190,310	173,426	172,057
Gain on debt extinguishment	0	(421)	0
Tax effect of gain on debt extinguishment	0	85	0
Operating net income (non-GAAP)	190,310	173,090	172,057
Amortization of intangibles	14,051	14,297	15,956
Tax effect of amortization of intangibles	(3,007)	(2,872)	(3,070)
Subtotal (non-GAAP)	201,354	184,515	184,943
Acquired non-PCD loan accretion	(3,989)	(5,491)	(6,167)
Tax effect of acquired non-PCD loan accretion	854	1,103	1,186
Adjusted net income (non-GAAP)	$198,219	$180,127	$179,962

Return on average assets
Adjusted net income (non-GAAP)	$198,219	$180,127	$179,962
Average total assets	14,835,025	12,896,499	11,043,173
Adjusted return on average assets (non-GAAP)	1.34%	1.40%	1.63%

Return on average equity
Adjusted net income (non-GAAP)	$198,219	$180,127	$179,962
Average total equity	2,064,105	2,026,669	1,794,717
Adjusted return on average equity (non-GAAP)	9.60%	8.89%	10.03%

(000's omitted)	2021	2020	2019
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.48	$3.08	$3.23
Acquisition expenses	0.01	0.09	0.16
Tax effect of acquisition expenses	0.00	(0.02)	(0.03)
Subtotal (non-GAAP)	3.49	3.15	3.36
Acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Subtotal (non-GAAP)	3.49	3.15	3.36
Acquisition-related provision for credit losses	0.00	0.06	0.00
Tax effect of acquisition-related provision for credit losses	0.00	(0.01)	0.00
Subtotal (non-GAAP)	3.49	3.20	3.36
Gain on sales of investment securities, net	0.00	0.00	(0.09)
Tax effect of gain on sales of investment securities, net	0.00	0.00	0.02
Subtotal (non-GAAP)	3.49	3.20	3.29
Unrealized (gain) loss on equity securities	0.00	0.00	0.00
Tax effect of unrealized (gain) loss on equity securities	0.00	0.00	0.00
Subtotal (non-GAAP)	3.49	3.20	3.29
Litigation accrual	0.00	0.06	0.00
Tax effect of litigation accrual	0.00	(0.01)	0.00
Subtotal (non-GAAP)	3.49	3.25	3.29
Gain on debt extinguishment	0.00	(0.01)	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	3.49	3.24	3.29
Amortization of intangibles	0.26	0.26	0.31
Tax effect of amortization of intangibles	(0.06)	(0.05)	(0.06)
Subtotal (non-GAAP)	3.69	3.45	3.54
Acquired non-PCD loan accretion	(0.07)	(0.10)	(0.12)
Tax effect of acquired non-PCD loan accretion	0.02	0.02	0.02
Diluted adjusted net earnings per share (non-GAAP)	$3.64	$3.37	$3.44

Noninterest operating expenses
Noninterest expenses (GAAP)	$388,138	$376,534	$372,026
Amortization of intangibles	(14,051)	(14,297)	(15,956)
Acquisition-related contingent consideration adjustment	(200)	0	0
Acquisition expenses	(701)	(4,933)	(8,608)
Litigation accrual	100	(2,950)	0
Total adjusted noninterest expenses (non-GAAP)	$373,286	$354,354	$347,462

Efficiency ratio
Operating expenses (non-GAAP) - numerator	$373,286	$354,354	$347,462
Fully tax-equivalent net interest income	$377,805	$372,342	$363,184
Noninterest revenues	246,235	228,419	230,619
Acquired non-PCD loan accretion	(3,989)	(5,491)	(6,167)
Gain on sales of investment securities, net	0	0	(4,882)
Unrealized (gain) loss on equity securities	(17)	6	(19)
Gain on debt extinguishment	0	(421)	0
Operating revenues (non-GAAP) - denominator	$620,034	$594,855	$582,735
Efficiency ratio (non-GAAP)	60.2%	59.6%	59.6%

(000's omitted)	2021	2020	2019
Balance sheet data
Total assets
Total assets (GAAP)	$15,552,657	$13,931,094	$11,410,295
Intangible assets	(864,335)	(846,648)	(836,923)
Deferred taxes on intangible assets	44,160	44,370	44,742
Total tangible assets (non-GAAP)	$14,732,482	$13,128,816	$10,618,114

Total common equity
Shareholders' equity (GAAP)	$2,100,807	$2,104,107	$1,855,234
Intangible assets	(864,335)	(846,648)	(836,923)
Deferred taxes on intangible assets	44,160	44,370	44,742
Total tangible common equity (non-GAAP)	$1,280,632	$1,301,829	$1,063,053

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$1,280,632	$1,301,829	$1,063,053
Total tangible assets (non-GAAP) - denominator	$14,732,482	$13,128,816	$10,618,114
Net tangible equity-to-assets ratio (non-GAAP)	8.69%	9.92%	10.01%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and CMO securities issued by government agencies comprise 91.5% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Municipals account for 8.3% of the total portfolio, of which, 94.7% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated net interest income (“NII”) sensitivity over the subsequent twelve months based on:

●	Asset and liability levels using December 31, 2021 as a starting point.
●	Pending acquisitions are excluded from this model.
●	The model assumes the Company’s average deposit balances will increase approximately 2.0% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 2.8% over the next twelve months.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that all of the remaining first draw PPP loans originated during 2020 will be forgiven and repayment of the vast majority of the balances would occur over the next 6 months. The majority of the second draw PPP loans originated in 2021 are projected to be repaid over the next 6 months. All other loan balances, are generally projected to increase modestly throughout the forecast period.
●	As of December 31, 2021, cash equivalents were just over $1.7 billion. The model assumes approximately 69% of the excess cash and cash flows from investment contractual maturities and prepayments, estimated at $1.4 billion, are to be invested in long-term securities over the next twelve months.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up by the amounts listed below over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rate are held at current levels and the treasury yield curve is assumed to move to the narrow spread levels experienced during the 3rd quarter of 2020 during the early stages of the COVID-19 pandemic.

Net Interest Income Sensitivity Model

Calculated annualized increase
(decrease) in projected net interest
income at December 31, 2021
Interest rate scenario	(000’s omitted)
+200 basis points	$5,822
+100 basis points	$1,551
-100 basis points	$(5,768)

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

In the -100 basis points scenario, the Company shows interest rate risk exposure to lower rates on terms of one month and greater. During the first twelve months, net interest income declines largely due to lower assumed rates on investment purchases and new loans, including adjustable and variable rate assets. Modestly lower funding costs associated with deposits and borrowings only partially offset a small proportion of the decrease in interest income.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon a reasonable outlook for economic and local market conditions, the Company cannot make any assurances as to the predictive efficacy of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 71 through 136 of this item.

•	Consolidated Statements of Condition,

December 31, 2021 and 2020

•	Consolidated Statements of Income,

Years ended December 31, 2021, 2020, and 2019

•	Consolidated Statements of Comprehensive Income,

Years ended December 31, 2021, 2020, and 2019

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2021, 2020, and 2019

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2021, 2020, and 2019

•	Notes to Consolidated Financial Statements,

December 31, 2021

•	Management’s Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$1,875,064	$1,645,805
Available-for-sale investment securities (cost of $4,980,102 and $3,427,779 respectively)	4,934,210	3,547,892
Equity and other securities (cost of $43,917 and $46,511, respectively)	44,879	47,455
Loans held for sale, at fair value	0	1,622
Loans	7,373,639	7,415,952
Allowance for credit losses	(49,869)	(60,869)
Net loans	7,323,770	7,355,083

Goodwill, net	799,109	793,708
Core deposit intangibles, net	9,087	13,831
Other intangibles, net	56,139	39,109
Intangible assets, net	864,335	846,648

Premises and equipment, net	160,651	165,655
Accrued interest and fees receivable	35,894	39,031
Other assets	313,854	281,903

Total assets	$15,552,657	$13,931,094

Liabilities:
Noninterest-bearing deposits	$3,921,663	$3,361,768
Interest-bearing deposits	8,989,505	7,863,206
Total deposits	12,911,168	11,224,974

Securities sold under agreement to repurchase, short-term	324,720	284,008
Other Federal Home Loan Bank borrowings	1,888	6,658
Subordinated notes payable	3,277	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Accrued interest and other liabilities	210,797	230,724
Total liabilities	13,451,850	11,826,987

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,092,421 and 53,754,599 shares issued, respectively	54,092	53,755
Additional paid-in capital	1,041,304	1,025,163
Retained earnings	1,058,286	960,183
Accumulated other comprehensive (loss) income	(50,627)	62,077
Treasury stock, at cost (214,374 shares including 146,860 shares held by deferred compensation arrangements at December 31, 2021, and 161,472 shares including 161,457 shares held by deferred compensation arrangements at December 31, 2020)	(10,610)	(6,198)
Deferred compensation arrangements (146,860 shares at December 31, 2021 and 161,457 shares at December 31, 2020)	8,362	9,127
Total shareholders’ equity	2,100,807	2,104,107

Total liabilities and shareholders’ equity	$15,552,657	$13,931,094

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$308,355	$314,779	$308,210
Interest and dividends on taxable investments	68,607	62,538	65,904
Interest and dividends on nontaxable investments	10,458	11,961	11,613
Total interest income	387,420	389,278	385,727

Interest expense:
Interest on deposits	11,631	16,761	20,460
Interest on borrowings	930	1,569	1,848
Interest on subordinated notes payable	154	670	346
Interest on subordinated debt held by unconsolidated subsidiary trusts	293	1,875	3,898
Total interest expense	13,008	20,875	26,552

Net interest income	374,412	368,403	359,175
Provision for credit losses	(8,839)	14,212	8,430
Net interest income after provision for credit losses	383,251	354,191	350,745

Noninterest revenues:
Deposit service fees	59,212	57,370	65,602
Mortgage banking	1,772	5,301	523
Other banking services	3,674	3,753	4,358
Employee benefit services	114,328	101,329	97,167
Insurance services	33,992	32,372	32,199
Wealth management services	33,240	27,879	25,869
Unrealized gain (loss) on equity securities	17	(6)	19
Gain on debt extinguishment	0	421	0
Gain on sales of investment securities, net	0	0	4,882
Total noninterest revenues	246,235	228,419	230,619

Noninterest expenses:
Salaries and employee benefits	241,501	228,384	219,916
Occupancy and equipment	41,240	40,732	39,850
Data processing and communications	51,003	45,755	41,407
Amortization of intangible assets	14,051	14,297	15,956
Legal and professional fees	11,723	11,605	10,783
Business development and marketing	9,319	9,463	11,416
Litigation accrual	(100)	2,950	0
Acquisition expenses	701	4,933	8,608
Acquisition-related contingent consideration adjustment	200	0	0
Other expenses	18,500	18,415	24,090
Total noninterest expenses	388,138	376,534	372,026

Income before income taxes	241,348	206,076	209,338
Income taxes	51,654	41,400	40,275
Net income	$189,694	$164,676	$169,063

Basic earnings per share	$3.51	$3.10	$3.26
Diluted earnings per share	$3.48	$3.08	$3.23

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2021	2020	2019

Pension and other post retirement obligations:
Amortization of actuarial gains (losses) included in net periodic pension cost, gross	$17,443	$8,379	$(2,563)
Tax effect	(4,192)	(2,012)	605
Amortization of actuarial gains (losses) included in net periodic pension cost, net	13,251	6,367	(1,958)
Amortization of prior service cost included in net periodic pension cost, gross	200	(471)	(115)
Tax effect	(48)	113	28
Amortization of prior service cost included in net periodic pension cost, net	152	(358)	(87)
Other comprehensive income (loss) related to pension and other post retirement obligations, net of taxes	13,403	6,009	(2,045)

Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding (losses) gains arising during period, gross	(166,007)	87,237	53,988
Tax effect	39,900	(20,943)	(13,176)
Net unrealized holding (losses) gains arising during period, net	(126,107)	66,294	40,812
Reclassification adjustment for net (gains) included in net income, gross	0	0	(4,882)
Tax effect	0	0	1,194
Reclassification adjustment for net (gains) included in net income, net	0	0	(3,688)
Other comprehensive (loss) gain related to unrealized (losses) gains on available-for-sale securities, net of taxes	(126,107)	66,294	37,124
Other comprehensive (loss) income, net of tax	(112,704)	72,303	35,079
Net income	189,694	164,676	169,063
Comprehensive income	$76,990	$236,979	$204,142

	As of December 31,
	2021	2020	2019
Accumulated Other Comprehensive (Loss) Income By Component:
Unrealized (loss) for pension and other postretirement obligations	$(20,624)	$(38,267)	$(46,175)
Tax effect	5,154	9,394	11,293
Net unrealized (loss) for pension and other postretirement obligations	(15,470)	(28,873)	(34,882)
Unrealized (loss) gain on available-for-sale securities	(45,893)	120,114	32,877
Tax effect	10,736	(29,164)	(8,221)
Net unrealized (loss) gain on available-for-sale securities	(35,157)	90,950	24,656
Accumulated other comprehensive (loss) income	$(50,627)	$62,077	$(10,226)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2019, 2020 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock				Other		Deferred
	Shares	Amount	Additional	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Paid-in Capital	Earnings	(Loss)/Income	Stock	Arrangements	Total
Balance at December 31, 2018	51,257,824	$51,577	$911,748	$795,563	$(45,305)	$(11,528)	$11,728	$1,713,783
Net income				169,063				169,063
Other comprehensive income, net of tax					35,079			35,079
Common, $1.58 per share				(81,775)				(81,775)
Common stock issued under employee stock plans	397,887	398	6,517					6,915
Stock-based compensation			5,285					5,285
Distribution of stock under deferred compensation arrangements	32,431		1,064			830	(1,894)	0
Treasury stock purchased	(4,576)					(286)	286	0
Treasury stock issued to benefit plan	110,357		2,723			4,161		6,884
Balance at December 31, 2019	51,793,923	51,975	927,337	882,851	(10,226)	(6,823)	10,120	1,855,234
Net income				164,676				164,676
Other comprehensive income, net of tax					72,303			72,303
Cumulative effect of change in accounting principle – ASC 326				1,140				1,140
Dividends declared:
Common, $1.66 per share				(88,484)				(88,484)
Common stock issued under employee stock plans	416,614	417	15,375					15,792
Stock-based compensation			6,419					6,419
Stock issued for acquisition	1,363,259	1,363	75,579					76,942
Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0
Treasury stock purchased	(4,406)					(271)	271	0
Treasury stock issued to benefit plan	1,240		38			47		85
Balance at December 31, 2020	53,593,127	53,755	1,025,163	960,183	62,077	(6,198)	9,127	2,104,107
Net income				189,694				189,694
Other comprehensive income, net of tax					(112,704)			(112,704)
Dividends declared:
Common, $1.70 per share				(91,591)				(91,591)
Common stock issued under employee stock plans	337,822	337	9,484					9,821
Stock-based compensation			6,334					6,334
Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0
Treasury stock purchased	(70,991)					(5,106)	252	(4,854)
Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$189,694	$164,676	$169,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,592	15,963	15,891
Amortization of intangible assets	14,051	14,297	15,956
Net accretion on securities, loans and borrowings	(22,501)	(11,353)	(6,176)
Stock-based compensation	6,334	6,419	5,285
Provision for credit losses	(8,839)	14,212	8,430
Provision (benefit) for deferred income taxes	7,989	(2,336)	(2,302)
Amortization of mortgage servicing rights	519	379	378
Unrealized (gain) loss on equity securities	(17)	6	(19)
Gain on debt extinguishment	0	(421)	0
Income from bank-owned life insurance policies	(2,012)	(1,915)	(1,678)
Gain on sales of investment securities, net	0	0	(4,882)
Net (gain) loss on sale of loans and other assets	(328)	(3,505)	11
Change in other assets and liabilities	2,064	(16,939)	2,545
Net cash provided by operating activities	202,546	179,483	202,502
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	0	590,179
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	423,738	885,549	209,857
Proceeds from maturities and redemptions of equity and other securities	2,946	516	3,995
Purchases of available-for-sale investment securities	(1,963,884)	(1,114,914)	(810,122)
Purchases of equity and other securities	(353)	(3,234)	(202)
Net decrease (increase) in loans	49,929	(185,131)	(140,382)
Cash (paid) received for acquisition, net of cash acquired of $541, $55,973, and $90,381, respectively	(29,329)	34,360	(4,653)
Settlement of bank owned life insurance policies	0	0	1,597
Purchases of premises and equipment, net	(13,176)	(14,395)	(5,686)
Real estate limited partnership investments	(646)	(1,471)	(1,637)
Net cash used in investing activities	(1,530,775)	(398,720)	(157,054)
Financing activities:
Net increase in deposits	1,686,194	1,713,733	104,435
Net increase/(decrease) in borrowings, net of payments of $4,769, $3,092, and $646, respectively	35,942	30,908	(64,405)
Payments on subordinated debt held by unconsolidated subsidiary trusts	(77,320)	(2,062)	(22,681)
Payments on subordinated notes payable	0	(10,000)	0
Issuance of common stock	9,821	15,792	6,915
Purchase of treasury stock	(5,106)	(271)	(286)
Sale of treasury stock	0	85	6,884
Increase in deferred compensation agreements	252	271	286
Cash dividends paid	(91,051)	(87,131)	(80,241)
Withholding taxes paid on share-based compensation	(1,244)	(1,313)	(3,159)
Net cash provided by (used in) financing activities	1,557,488	1,660,012	(52,252)
Change in cash and cash equivalents	229,259	1,440,775	(6,804)
Cash and cash equivalents at beginning of year	1,645,805	205,030	211,834
Cash and cash equivalents at end of year	$1,875,064	$1,645,805	$205,030

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,752	$21,169	$25,425
Cash paid for income taxes	41,531	39,578	46,457
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,235	22,695	21,342
Transfers from loans to other real estate	520	1,291	2,522
Acquisitions:
Common stock issued	0	76,942	0
Fair value of assets acquired, excluding acquired cash and intangibles	1,339	547,654	548,856
Fair value of liabilities assumed	1,101	529,177	589,396

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2021, BPAS owns five subsidiaries:  Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined benefit contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. ("FBD"), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2021, the Bank operated 206 full-service branches and 12 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries:  The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. ("Wealth Partners") and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Critical Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, the fair value of contingent consideration liabilities, and acquired loan valuations.

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale.

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

The extent to which the ongoing coronavirus pandemic ("COVID-19") impacts the Company's business and financial results depends on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues to impact national and international macroeconomic conditions including interest rates, unemployment rates, the trajectory of the ongoing economic recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, the Company's allowance for credit losses, changes in fee and interest income, and the carrying value of goodwill and other long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope. Topic 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, electronic payment interchange fees, merchant income, trust, asset management and other wealth management revenues, insurance commissions and benefit plan services income. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021, $31.6 million of accounts receivable, including $9.1 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2020, $30.3 million of accounts receivable, including $7.7 million of unbilled fee revenue, and $1.4 million of unearned revenue was recorded in the consolidated statements of condition.

Contract Acquisition Costs

Under the guidance of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient method which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2021 and 2020, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $11.0 million and $7.7 million, respectively. Cash due from banks may at times exceed federally insured limits.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. The Company did not use the held-to-maturity classification in 2021 or 2020. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2021 or 2020.

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

Allowance for Credit Losses – Debt Securities

For held-to-maturity debt securities, the Company measures expected credit losses on a collective basis by major security type. The estimates of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $15.8 million and $13.3 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on loans is included in accrued interest and fees receivable on the consolidated statements of condition and is excluded from the estimate of credit losses and amortized cost basis of loans. An allowance for credit losses is not measured for accrued interest receivable on loans as the Company writes off the uncollectible accrued interest balance in a timely manner upon recognition of credit deterioration of the underlying loan.

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

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, recession probability, and other relevant factors.

The segments of the Company's loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property and Paycheck Protection Program ("PPP") loans. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 - 30 years in contractual term, secured by first liens on real property. FICO scores are used to monitor higher risks related to this type of lending with FICO AB referring to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with lower FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans that are individually assessed are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased loans, some of which have experienced a more-than-insignificant credit deterioration since origination. The Company's policy for reviewing what meets the threshold of the definition of a more-than-insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loans considered to be troubled debt restructurings, individually assessed loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

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

Non-Purchased Credit Deteriorated (“non-PCD”) Loans

Acquired loans that are not deemed to have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for (or reversal of) credit losses.

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

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2021 and 2020, other real estate totaled $0.7 million and $0.9 million, respectively, and is included in other assets.

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

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provision for income taxes is based on taxes currently payable or refundable as well as deferred taxes that are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

Investments in Real Estate Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2021. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has unfunded commitments of $0.2 million at December 31, 2021 related to qualified affordable housing project investments, which will be funded in 2022. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Advertising

Advertising costs, which are nondirect response in nature and expensed as incurred, totaled approximately $5.2 million, $6.1 million and $7.1 million for the years ending December 31, 2021,2020 and 2019, respectively.

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

Contingent Consideration

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 Fair Value Measurement. The Company used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in noninterest expenses in the consolidated statements of income. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and clarified and amended existing guidance to improve consistent application. This new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in any interim periods for which financial statements have not been issued. The Company adopted this guidance on January 1, 2021 and determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company has not yet fully adopted this standard. The Company has established a working group that includes multiple functions to guide the transition from LIBOR to alternative reference rates. The Company has identified all known LIBOR exposures, created a preliminary plan to address the exposures, and new originations either do not utilize LIBOR or replacement rate language, provisions, and conventions have been specified. The Company continues to evaluate its exposure to LIBOR and communicate with all stakeholders in order to facilitate the transition. As the Company's exposure to LIBOR-based loans and financial instruments is insignificant, the Company does not expect the adoption of this standard will have a material impact on the Company's consolidated financial statements.

NOTE B:  ACQUISITIONS

Pending Acquisition

On October 4, 2021, the Company announced that the Bank had entered into an agreement to acquire Elmira Savings Bank (“Elmira”), a twelve branch banking franchise headquartered in Elmira, New York, for $82.8 million in cash. The acquisition will enhance the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. The merger was approved by the shareholders of Elmira on December 14, 2021. The Company expects to complete the acquisition in the second quarter of 2022, subject to customary closing conditions, including required regulatory approval. The Company expects to incur certain one-time, transaction-related costs in connection with the Elmira acquisition.

Current and Prior Period Acquisitions

On August 2, 2021, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.6 million and direct expenses of approximately $0.6 million from TGA were included in the consolidated income statement for the year ended December 31, 2021.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach; a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 0.82% to 1.09%, and (2) probability adjusted level of retained revenue between $2.3 million and $3.8 million.

The contingent consideration related to the TGA acquisition was revalued at December 31, 2021. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 1.38% to 1.65%, and (2) probability adjusted level of retained revenue between $3.0 million and $3.4 million. Based on the results of the revaluation, no adjustments were made to the fair value of the contingent consideration related to the TGA acquisition at December 31, 2021.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.0 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $2.8 million and direct expenses of approximately $2.5 million from FBD were included in the consolidated income statement for the year ended December 31, 2021.

The acquisition of FBD includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of FBD over a two-year period. Amounts are payable three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.7 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the income approach; a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate of 1.05%, and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million.

The contingent consideration related to the FBD acquisition was revalued at December 31, 2021. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 1.50%, and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million. Based on the results of the revaluation, the Company recorded a $0.2 million acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition, resulting in an adjusted fair value of $1.6 million at December 31, 2021.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.7 million and direct expenses of approximately $0.6 million from NuVantage were included in the consolidated income statement for the year ended December 31, 2021.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $13.1 million and $7.7 million, and direct expenses, which may not include certain shared expenses, of approximately $5.1 million and $2.6 million from Steuben were included in the consolidated income statement for the years ended December 31, 2021 and 2020, respectively. The Company incurred certain one-time, transaction-related costs in connection with the Steuben acquisition.

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

On July 12, 2019, the Company completed its merger with Kinderhook Bank Corp. (“Kinderhook”), parent company of The National Union Bank of Kinderhook, headquartered in Kinderhook, New York, for $93.4 million in cash. The merger added 11 branch locations across a five county area in the Capital District of Upstate New York. The merger resulted in the acquisition of $642.8 million of assets, including $479.9 million of loans and $39.8 million of investment securities, as well as $568.2 million of deposits and $40.0 million in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, of approximately $11.8 million, $16.3 million, and $10.6 million and direct expenses, which may not include certain shared expenses, of approximately $7.1 million, $7.4 million, and $4.7 million from Kinderhook were included in the consolidated income statements for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. During 2021, the carrying amount of other liabilities associated with the Steuben acquisition decreased by $0.3 million as a result of an adjustment to accrued income taxes and deferred income taxes. Goodwill associated with the Steuben acquisition decreased $0.3 million as a result of this adjustment. The carrying amount of other assets associated with the FBD acquisition increased by $0.02 million as a result of an adjustment to other assets. Goodwill associated with the FBD acquisition decreased by $0.02 million as a result of this adjustment.

The above referenced acquisitions generally expanded the Company’s geographical presence in New York, Florida, Massachusetts, and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2021				2020	2019
(000s omitted)	TGA	FBD	NuVantage	Total	Steuben	Total (1)
Consideration:
Cash	$11,620	$15,350	$2,900	$29,870	$21,613	$95,034
Community Bank System, Inc. common stock	0	0	0	0	76,942	0
Contingent consideration	1,500	1,400	0	2,900	0	0
Total net consideration	13,120	16,750	2,900	32,770	98,555	95,034
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	541	0	541	55,973	90,381
Investment securities	0	0	0	0	180,497	39,770
Loans, net of allowance for credit losses on PCD loans (2)	0	0	0	0	339,017	479,877
Premises and equipment, net	279	282	199	760	7,764	13,970
Accrued interest and fees receivable	0	0	0	0	2,701	1,130
Other assets	0	579	0	579	17,675	14,109
Core deposit intangibles	0	0	0	0	2,928	3,573
Other intangibles	10,900	14,000	1,437	26,337	1,196	1,650
Deposits	0	0	0	0	(516,274)	(568,161)
Other liabilities	(229)	(698)	(174)	(1,101)	(4,841)	(2,922)
Other Federal Home Loan Bank borrowings	0	0	0	0	(6,000)	(2,420)
Subordinated notes payable	0	0	0	0	0	(13,831)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	0	(2,062)	(2,062)
Total identifiable assets, net	10,950	14,704	1,462	27,116	78,574	55,064
Goodwill	$2,170	$2,046	$1,438	$5,654	$19,981	$39,970

(1)	Includes amounts related to the Kinderhook and both CISI acquisitions completed in 2019.
(2)	Acquisition-related allowance for credit losses on purchased credit deteriorated ("PCD") loans applicable beginning in 2020.

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

The core deposit intangibles and other intangibles related to the NuVantage acquisition, Steuben acquisition, both acquisitions completed by CISI in 2019, and the Kinderhook acquisition are being amortized using an accelerated method over their estimated useful life of eight years. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Steuben and Kinderhook acquisitions, the All Other segment for the NuVantage and TGA acquisitions, and the Employee Benefit Services segment for the FBD acquisition. Goodwill arising from the FBD, Steuben, and Kinderhook acquisitions is not deductible for tax purposes. Goodwill arising from the NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $0.7 million, $4.9 million and $8.6 million during 2021, 2020 and 2019, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)

The following unaudited condensed pro forma information assumes the Steuben acquisition had been completed as of January 1, 2019 for the years ended December 31, 2020 and 2019 and the Kinderhook acquisitions had been completed as of January 1, 2018 for the year ended December 31, 2019. The pro forma information does not include amounts related to the NuVantage, FBD, or TGA acquisitions completed in 2021, or the two acquisitions completed by CISI in 2019, as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Steuben and Kinderhook combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles. Acquisition expenses related to the Steuben transaction totaling $4.8 million for the year ended December 31, 2020 were included in the pro forma information as if they were incurred in 2019.

	Pro Forma (Unaudited)
	Year Ended December 31,
(000s omitted)	2020	2019
Total revenue, net of interest expense	$607,382	$626,229
Net income	171,147	180,237

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2021				2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(000’s omitted)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$4,064,624	$39,997	$106,057	$3,998,564	$2,423,236	$94,741	$16,595	$2,501,382
Obligations of state and political subdivisions	413,019	17,326	56	430,289	451,028	24,632	0	475,660
Government agency mortgage-backed securities	474,506	7,615	5,065	477,056	506,540	16,280	182	522,638
Corporate debt securities	8,000	39	77	7,962	4,499	137	1	4,635
Government agency collateralized mortgage obligations	19,953	410	24	20,339	42,476	1,111	10	43,577
Total available-for-sale portfolio	$4,980,102	$65,387	$111,279	$4,934,210	$3,427,779	$136,901	$16,788	$3,547,892

Equity and other Securities:
Equity securities, at fair value	$251	$212	$0	$463	$251	$194	$0	$445
Federal Home Loan Bank common stock	7,188	0	0	7,188	7,468	0	0	7,468
Federal Reserve Bank common stock	33,916	0	0	33,916	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,562	750	0	3,312	4,876	750	0	5,626
Total equity and other securities	$43,917	$962	$0	$44,879	$46,511	$944	$0	$47,455

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	47	$1,224,101	$14,873	13	$900,462	$91,184	60	$2,124,563	$106,057
Obligations of state and political subdivisions	27	23,966	56	0	0	0	27	23,966	56
Government agency mortgage-backed securities	147	139,442	2,475	52	67,273	2,590	199	206,715	5,065
Corporate debt securities	1	4,923	77	0	0	0	1	4,923	77
Government agency collateralized mortgage obligations	18	3,146	24	1	53	0	19	3,199	24
Total available-for-sale investment portfolio	240	$1,395,578	$17,505	66	$967,788	$93,774	306	$2,363,366	$111,279

As of December 31, 2020

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	13	$831,015	$16,595	0	$0	$0	13	$831,015	$16,595
Obligations of state and political subdivisions	1	358	0	0	0	0	1	358	0
Government agency mortgage-backed securities	89	75,992	182	2	14	0	91	76,006	182
Corporate debt securities	1	1,001	1	0	0	0	1	1,001	1
Government agency collateralized mortgage obligations	13	5,246	10	1	0	0	14	5,246	10
Total available-for-sale investment portfolio	117	$913,612	$16,788	3	$14	$0	120	$913,626	$16,788

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position which is currently rated A- or better and the issuer of the security shows a low risk of default. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2021 and 2020 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of December 31, 2021 and 2020.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized
(000’s omitted)	Cost	Fair Value
Due in one year or less	$156,262	$158,119
Due after one through five years	876,849	891,772
Due after five years through ten years	1,958,202	1,962,453
Due after ten years	1,494,330	1,424,471
Subtotal	4,485,643	4,436,815
Government agency mortgage-backed securities	474,506	477,056
Government agency collateralized mortgage obligations	19,953	20,339
Total	$4,980,102	$4,934,210

Investment securities with a carrying value of $2.32 billion and $2.03 billion at December 31, 2021 and 2020, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $485.4 million and $473.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2021 and 2020, respectively. All securities sold under agreement to repurchase as of December 31, 2021 and 2020 have an overnight and continuous maturity.

During 2019, the Company sold $590.2 million of U.S. Treasury and agency securities, recognizing $5.0 million of gross realized gains and $0.1 million of gross realized losses. There were no sales of investment securities in 2021 and 2020.

NOTE D:  LOANS

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2021	2020
Business lending	$3,075,904	$3,440,077
Consumer mortgage	2,556,114	2,401,499
Consumer indirect	1,189,749	1,021,885
Consumer direct	153,811	152,657
Home equity	398,061	399,834
Gross loans, including deferred origination costs	7,373,639	7,415,952
Allowance for credit losses	(49,869)	(60,869)
Loans, net of allowance for credit losses	$7,323,770	$7,355,083

The Company had approximately $34.9 million and $25.5 million of net deferred loan origination costs included in gross loans as of December 31, 2021 and 2020, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2021 and 2020.

(000’s omitted)	2021	2020
Balance at beginning of year	$15,549	$17,486
New loans	2,500	4,194
Payments	(4,276)	(6,131)
Balance at end of year	$13,773	$15,549

The following table presents the aging of the amortized cost basis of the Company’s past due loans, including purchased credit deteriorated (“PCD”) loans, by segment as of December 31, 2021 and 2020:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2021	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,540	$99	$24,105	$29,744	$3,046,160	$3,075,904
Consumer mortgage	10,297	3,328	15,027	28,652	2,527,462	2,556,114
Consumer indirect	9,611	87	0	9,698	1,180,051	1,189,749
Consumer direct	796	22	1	819	152,992	153,811
Home equity	1,778	272	2,532	4,582	393,479	398,061
Total	$28,022	$3,808	$41,665	$73,495	$7,300,144	$7,373,639

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2020	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$4,896	$59	$55,709	$60,664	$3,379,413	$3,440,077
Consumer mortgage	13,236	3,051	14,970	31,257	2,370,242	2,401,499
Consumer indirect	13,161	219	1	13,381	1,008,504	1,021,885
Consumer direct	1,170	28	3	1,201	151,456	152,657
Home equity	2,296	565	2,246	5,107	394,727	399,834
Total	$34,759	$3,922	$72,929	$111,610	$7,304,342	$7,415,952

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at December 31, 2021 and 2020 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status.

No interest income on nonaccrual loans was recognized during the years ended December 31, 2021 or 2020. For the year ended December 31, 2021, an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income. The Company wrote off $1.5 million of accrued interest on nonaccrual loans by reversing interest income in 2020 primarily due to the reversal of accrued interest on business lending loans of certain commercial borrowers, which primarily operate in the hospitality, travel and entertainment industries, who requested and were granted further extensions of existing loan repayment forbearance due to the continued pandemic-related financial hardship they were experiencing, which were reclassified from accruing to nonaccrual status. Approximately $2.3 million of interest income on loans that returned to accrual status in 2021 was recognized for the year ended December 31, 2021.

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

The following tables show the amount of business lending loans by credit quality category at December 31, 2021 and 2020:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$524,302	$328,885	$320,638	$248,175	$186,074	$584,912	$524,553	$2,717,539
Special mention	5,969	11,013	10,111	46,318	22,524	57,134	27,444	180,513
Classified	1,870	1,767	20,315	40,235	21,904	63,685	27,511	177,287
Doubtful	0	0	0	62	0	0	503	565
Total business lending	$532,141	$341,665	$351,064	$334,790	$230,502	$705,731	$580,011	$3,075,904

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$860,178	$351,350	$312,087	$217,138	$231,453	$543,999	$483,018	$2,999,223
Special mention	14,687	36,041	28,410	21,875	29,386	51,657	52,732	234,788
Classified	6,336	4,560	30,422	24,807	14,891	65,157	56,000	202,173
Doubtful	0	18	2,888	0	0	108	879	3,893
Total business lending	$881,201	$391,969	$373,807	$263,820	$275,730	$660,921	$592,629	$3,440,077

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

The following table details the balances in all other loan categories at December 31, 2021 and 2020:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$514,680	$229,039	$183,469	$113,618	$116,417	$566,129	$0	$1,723,352
Nonperforming	0	266	0	131	435	3,236	0	4,068
Total FICO AB	514,680	229,305	183,469	113,749	116,852	569,365	0	1,727,420
FICO CDE
Performing	168,870	122,546	85,253	57,973	54,396	300,341	25,028	814,407
Nonperforming	0	522	972	1,465	939	10,389	0	14,287
Total FICO CDE	168,870	123,068	86,225	59,438	55,335	310,730	25,028	828,694
Total consumer mortgage	$683,550	$352,373	$269,694	$173,187	$172,187	$880,095	$25,028	$2,556,114

Consumer indirect:
Performing	$590,857	$204,529	$182,458	$107,683	$39,385	$64,750	$0	$1,189,662
Nonperforming	0	34	0	24	17	12	0	87
Total consumer indirect	$590,857	$204,563	$182,458	$107,707	$39,402	$64,762	$0	$1,189,749

Consumer direct:
Performing	$72,584	$28,905	$24,770	$12,340	$4,396	$4,575	$6,218	$153,788
Nonperforming	0	4	18	1	0	0	0	23
Total consumer direct	$72,584	$28,909	$24,788	$12,341	$4,396	$4,575	$6,218	$153,811

Home equity:
Performing	$76,041	$43,106	$35,990	$18,824	$15,134	$35,740	$170,422	$395,257
Nonperforming	0	64	47	102	131	679	1,781	2,804
Total home equity	$76,041	$43,170	$36,037	$18,926	$15,265	$36,419	$172,203	$398,061

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2020	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB
Performing	$260,588	$227,027	$166,638	$163,653	$160,911	$614,976	$321	$1,594,114
Nonperforming	0	0	275	398	345	2,709	0	3,727
Total FICO AB	260,588	227,027	166,913	164,051	161,256	617,685	321	1,597,841
FICO CDE
Performing	115,049	102,788	80,973	75,289	83,214	314,668	17,382	789,363
Nonperforming	0	1,010	582	877	1,786	10,040	0	14,295
Total FICO CDE	115,049	103,798	81,555	76,166	85,000	324,708	17,382	803,658
Total consumer mortgage	$375,637	$330,825	$248,468	$240,217	$246,256	$942,393	$17,703	$2,401,499

Consumer indirect:
Performing	$303,471	$305,901	$202,373	$86,497	$61,449	$61,975	$0	$1,021,666
Nonperforming	51	52	82	17	16	1	0	219
Total consumer indirect	$303,522	$305,953	$202,455	$86,514	$61,465	$61,976	$0	$1,021,885

Consumer direct:
Performing	$49,181	$46,992	$27,872	$12,326	$5,232	$4,146	$6,878	$152,627
Nonperforming	1	19	2	5	0	3	0	30
Total consumer direct	$49,182	$47,011	$27,874	$12,331	$5,232	$4,149	$6,878	$152,657

Home equity:
Performing	$48,145	$48,780	$28,074	$23,524	$17,828	$35,900	$194,773	$397,024
Nonperforming	0	24	73	104	183	490	1,936	2,810
Total home equity	$48,145	$48,804	$28,147	$23,628	$18,011	$36,390	$196,709	$399,834

All loan classes are collectively assessed for impairment except business lending. A summary of individually assessed business lending loans as of December 31, 2021 and 2020 follows:

	December 31,	December 31,
(000’s omitted)	2021	2020
Loans with allowance allocation	$7,102	$27,437
Loans without allowance allocation	7,417	8,138
Carrying balance	14,519	35,575
Contractual balance	16,963	38,362
Specifically allocated allowance	566	3,874

The average carrying balance of individually assessed loans was $33.4 million, and $12.2 million for the years ended December 31, 2021 and 2020, respectively. No interest income was recognized on individually assessed loans for the years ended December 31, 2021 and 2020.

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

In accordance with clarified guidance issued by the OCC, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in 2021 and 2020 was immaterial.

TDRs less than $0.5 million are collectively included in the allowance for credit loss estimate. Commercial loans greater than $0.5 million are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of allowance for credit losses related to individually assessed loans for each portfolio segment within TDRs is the same as detailed previously.

With respect to the Company’s lending activities, the Company implemented a customer forbearance program allowing for loan payment deferrals up to three months per request during 2020 to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19 related challenges. Business lending, consumer direct, and consumer indirect loans in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consumer mortgage and home equity loans did not accrue interest on the deferred payments during the deferment period. Consistent with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act of 2021 (“CAA”), and industry regulatory guidance, borrowers that were otherwise current on loan payments and granted COVID-19 related financial hardship payment deferrals were reported as current loans throughout the first 180 days of the deferral period and were not classified as TDRs. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case-by-case basis for TDR classification and non-performing loan status.

As of December 31, 2021, the Company had 5 borrowers in forbearance due to COVID-19 related financial hardship, representing $4.2 million in outstanding loan balances, or 0.1% of total loans outstanding. These forbearances were comprised of 4 business borrowers representing $4.1 million in outstanding loan balances and 1 consumer borrower representing approximately $0.1 million in outstanding loan balances.

Information regarding TDRs as of December 31, 2021 and 2020 is as follows:

	December 31, 2021						December 31, 2020
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	10	$1,011	4	$811	14	$1,822	6	$529	4	$191	10	$720
Consumer mortgage	61	2,694	47	2,420	108	5,114	56	2,413	48	2,266	104	4,679
Consumer indirect	0	0	72	829	72	829	0	0	86	951	86	951
Consumer direct	0	0	16	7	16	7	0	0	23	85	23	85
Home equity	10	235	12	232	22	467	11	285	13	264	24	549
Total	81	$3,940	151	$4,299	232	$8,239	73	$3,227	174	$3,757	247	$6,984

The following table presents information related to loans modified in a TDR during the years ended December 31, 2021 and 2020. Of the loans noted in the table below, all consumer mortgage loans for the years ended December 31, 2021 and 2020 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	December 31, 2021		December 31, 2020
(000’s omitted)	#	Amount	#	Amount
Business lending	5	$1,371	1	$4
Consumer mortgage	24	1,425	17	1,339
Consumer indirect	23	284	31	333
Consumer direct	2	7	3	10
Home equity	0	0	3	70
Total	54	$3,087	55	$1,756

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during 2021 and 2020:

	Year Ended December 31, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$28,190	$(1,618)	$689	$(6,240)	$21,021
Consumer mortgage	10,672	(426)	91	(320)	10,017
Consumer indirect	13,696	(5,160)	4,346	(1,145)	11,737
Consumer direct	3,207	(1,232)	793	(462)	2,306
Home equity	2,222	(225)	92	(275)	1,814
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,882	(304)	107	289	1,974
Allowance for credit losses – loans	60,869	(8,965)	6,118	(8,153)	49,869
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(686)	803
Total allowance for credit losses	$62,358	$(8,965)	$6,118	$(8,839)	$50,672

	Year Ended December 31, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of	Charge-		Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$288	$19,714	$(1,497)	$356	$2,343	$7,274	$28,190
Consumer mortgage	10,269	(1,051)	9,218	(862)	130	146	2,040	10,672
Consumer indirect	13,712	(997)	12,715	(6,382)	3,992	183	3,188	13,696
Consumer direct	3,255	(643)	2,612	(1,633)	743	87	1,398	3,207
Home equity	2,129	808	2,937	(199)	28	235	(779)	2,222
Unallocated	957	43	1,000	0	0	0	0	1,000
Purchased credit deteriorated	0	3,072	3,072	(91)	440	668	(2,207)	1,882
Acquired impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(10,664)	5,689	3,662	10,914	60,869
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	237	1,489
Total allowance for credit losses	$49,911	$2,542	$52,453	$(10,664)	$5,689	$3,729	$11,151	$62,358

The allowance for credit losses to total loans ratio of 0.68% at December 31, 2021 was 14 basis points lower than the level at December 31, 2020. This decrease was primarily due to improvements in the economic forecasts and improvements in non-economic qualitative adjustments resulting from lower levels of delinquencies, deferrals, and chargeoffs than in the prior year.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $16.7 million and $22.2 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight quarter reasonable and supportable forecast period using a two quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that do utilize collateral values, with a four quarter reversion to the historical mean, to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted based on guidance from the third party provider, with forecasts available as of December 31, 2021. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the continued impact of COVID-19, such as supply chain pressures and their impact on collateral values and economic growth. The scenarios utilized forecast a generally positive outlook on the economy, with low unemployment figures and high collateral values for housing, commercial real estate, and vehicles. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the year ended December 31, 2021 by portfolio segment:

(000’s	Business	Consumer	Consumer	Consumer	Home
omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$0	$0	$0	$0	$0	$0
Sales	3,748	20,133	0	0	0	23,881

All the sales of consumer mortgages during the year ended December 31, 2021 were sales of secondary market eligible residential mortgage loans. The sales of business loans during the year ended December 31, 2021 includes three business lending loans under two relationships.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2021	2020
Land and land improvements	$31,884	$29,070
Bank premises	151,724	149,217
Equipment	85,391	93,013
Operating lease right-of-use assets	31,754	34,908
Construction in progress	4,786	6,226
Premises and equipment, gross	305,539	312,434
Accumulated depreciation	(144,888)	(146,779)
Premises and equipment, net	$160,651	$165,655

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(60,316)	$9,087	$69,403	$(55,572)	$13,831
Other intangibles	116,799	(60,660)	56,139	90,462	(51,353)	39,109
Total amortizing intangibles	$186,202	$(120,976)	$65,226	$159,865	$(106,925)	$52,940

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

Year	Amount
2022	$13,668
2023	11,595
2024	9,782
2025	8,349
2026	7,494
Thereafter	14,338
Total	$65,226

Shown below are the components of the Company’s goodwill at December 31, 2021, 2020, and 2019:

	December 31,		December 31,		December 31,
(000’s omitted)	2019	Activity	2020	Activity	2021
Goodwill, net	$773,810	$19,898	$793,708	$5,401	$799,109

During 2021, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its banking and financial services businesses during the fourth quarter of 2021 by comparing the fair value of the reporting unit with its carrying amount. The qualitative analyses performed in 2021 included assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting a reporting unit and changes in share price. During 2020, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its insurance subsidiary included in the All Other segment during the fourth quarter of 2020. Results of the quarterly and annual analyses indicate there was no goodwill impairment in 2021 or 2020.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2021	2020
Carrying value before valuation allowance at beginning of period	$1,430	$972
Additions	233	715
Acquisitions	0	122
Amortization	(519)	(379)
Carrying value before valuation allowance at end of period	1,144	1,430
Valuation allowance balance at beginning of period	(219)	(298)
Impairment charges	(55)	(150)
Impairment recoveries	274	229
Valuation allowance balance at end of period	0	(219)
Net carrying value at end of period	$1,144	$1,211
Fair value of MSRs at end of period	$1,469	$1,384
Principal balance of mortgage loans sold during the year	$20,133	$79,709
Principal balance of loans serviced for others	$296,506	$351,759
Custodial escrow balances maintained in connection with loans serviced for others	$4,934	$5,583

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2021	2020
Weighted-average contractual life (in years)	21.4	21.5
Weighted-average constant prepayment rate (CPR)	24.5%	30.4%
Weighted-average discount rate	2.6%	2.1%

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2021	2020
Noninterest checking	$3,921,663	$3,361,768
Interest checking	3,201,225	2,876,420
Savings	2,255,961	1,949,517
Money market	2,603,988	2,103,498
Time	928,331	933,771
Total deposits	$12,911,168	$11,224,974

Interest on deposits recorded in the consolidated statements of income consists of the following at December 31:

(000’s omitted)	2021	2020	2019
Interest on interest checking	$1,142	$2,182	$3,678
Interest on savings	598	665	942
Interest on money market	1,393	2,685	5,836
Interest on time	8,498	11,229	10,004
Total interest on deposits	$11,631	$16,761	$20,460

The approximate maturities of time deposits at December 31, 2021 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2022	$579,595	$186,647
2023	139,881	7,408
2024	162,317	38,681
2025	21,494	2,102
2026	25,010	1,922
Thereafter	34	0
Total	$928,331	$236,760

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2021	2020
Subordinated notes payable, includes premium of $277 and $303, respectively	$3,277	$3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	77,320
Securities sold under agreement to repurchase, short term	324,720	284,008
Other FHLB borrowings	1,888	6,658
Total borrowings	$329,885	$371,289

FHLB advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2021 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2021
January 2, 2022	$324,720	0.27%
February 8, 2023	190	1.79%
July 3, 2023	497	2.25%
October 23, 2023	395	1.50%
October 1, 2025	275	1.50%
February 28, 2028	3,277	4.67%
March 1, 2029	531	2.50%
Total	$329,885	0.32%

The weighted-average interest rate on borrowings for the years ended December 31, 2021 and 2020 was 0.48% and 1.27%, respectively.

As of December 31, 2021, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The Company previously sponsored Steuben Statutory Trust II (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust were the sole assets of such trust. Distributions on the preferred securities issued by each trust were payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and were recorded as interest expense in the consolidated financial statements. The preferred securities were subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company had entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2021	2020	2019
Current:
Federal	$35,507	$35,728	$34,804
State and other	8,158	8,008	7,773
Deferred:
Federal	5,493	(2,005)	(699)
State and other	2,496	(331)	(1,603)
Provision for income taxes	$51,654	$41,400	$40,275

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2021	2020
Allowance for credit losses	$12,435	$15,004
Employee benefits	7,708	7,552
Operating lease liabilities	7,955	8,601
Other, net	1,250	900
Deferred tax asset	29,348	32,057

Investment securities	7,227	43,325
Goodwill and intangibles	41,917	40,802
Operating lease right-of-use assets	7,693	8,384
Loan origination costs	8,993	7,904
Depreciation	535	3,089
Mortgage servicing rights	278	291
Pension	22,950	16,987
Deferred tax liability	89,593	120,782
Net deferred tax liability	$(60,245)	$(88,725)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.1)	(1.5)	(1.5)
State income taxes, net of federal benefit	3.6	3.0	2.5
Stock-based compensation	(0.9)	(0.8)	(1.6)
Federal tax credits	(1.0)	(1.3)	(1.3)
Other, net	(0.2)	(0.3)	0.1
Effective income tax rate	21.4%	20.1%	19.2%

As of December 31, 2021, 2020 and 2019, there was no amount of material unrecognized tax benefits that would impact the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statement of income. The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2017 may still be examined by the Internal Revenue Service. New York State income tax returns for years after 2017 may still be examined by the New York Department of Taxation and Finance. The Company is currently under examination by the Massachusetts Department of Revenue in connection with tax years 2018 to 2019 and the New York Department of Taxation and Finance in connection with tax years 2015 to 2017, and has not received any notices of proposed adjustments. It is not possible to estimate if and when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (“OCC”) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2021, the Bank had approximately $94.2 million in undivided profits legally available for the payment of dividends.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at the beginning of year	$190,361	$162,084	$1,718	$1,677
Service cost	5,920	5,750	0	0
Interest cost	5,036	5,657	44	57
Plan amendment / acquisition	0	13,598	0	0
Participant contributions	0	0	0	0
Deferred actuarial (gain)/loss	(4,881)	13,954	(85)	114
Benefits paid	(13,166)	(10,682)	(148)	(130)
Benefit obligation at end of year	183,270	190,361	1,529	1,718
Change in plan assets:
Fair value of plan assets at beginning of year	272,600	227,323	0	0
Actual return of plan assets	27,614	33,543	0	0
Participant contributions	0	0	0	0
Employer contributions	3,639	7,993	148	130
Plan acquisition	0	14,423	0	0
Benefits paid	(13,166)	(10,682)	(148)	(130)
Fair value of plan assets at end of year	290,687	272,600	0	0
Over/(Under) funded status at year end	$107,417	$82,239	$(1,529)	$(1,718)

Amounts recognized in the consolidated statement of condition were:
Other assets	$127,538	$101,849	$0	$0
Other liabilities	(20,121)	(19,610)	(1,529)	(1,718)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$16,977	$34,290	$585	$715
Net prior service cost (credit)	3,969	4,348	(907)	(1,086)
Pre-tax AOCI	20,946	38,638	(322)	(371)
Taxes	(5,236)	(9,488)	82	94
AOCI at year end	$15,710	$29,150	$(240)	$(277)

The benefit obligation for the defined benefit pension plan was $163.1 million and $170.8 million as of December 31, 2021 and 2020, respectively, and the fair value of plan assets as of December 31, 2021 and 2020 was $290.7 million and $272.6 million, respectively. The defined benefit pension plan was amended effective December 31, 2020 to transfer certain obligations from the Company’s deferred compensation plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan. Effective December 31, 2020, the Steuben Trust Company Pension Plan was merged into the Community Bank System, Inc. Pension Plan and the combined plan was revalued resulting in an additional unamortized actuarial gain of approximately $1.1 million, due primarily to a gain on plan assets as of the valuation date.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $19.8 million and $19.6 million for 2021 and 2020, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was immaterial for 2021 and 2020, respectively.

The Company has a non-qualified deferred compensation plan for certain employees (“Restoration Plan”) whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. The Restoration Plan was amended effective December 31, 2020 to transfer certain obligations into the Company’s qualified defined benefit pension plan. The projected benefit obligation for the unfunded Restoration Plan was $0.03 million for 2021 and $0.03 million for 2020, respectively.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2021	2020	2021	2020
Prior service cost/(credit)	$(288)	$222	$136	$136
Net (gain) loss	(13,152)	(6,423)	(99)	56
Total	$(13,440)	$(6,201)	$37	$192

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Discount rate	3.10%	2.80%	3.10%	2.80%
Expected return on plan assets	6.70%	7.00%	N/A	N/A
Rate of compensation increase	4.00% for 2022	3.50%	N/A	N/A
	3.50% for 2023 +
Interest crediting rates	6.00% while employed,	6.00% while employed,	N/A	N/A
	1.94% after termination	1.42% after termination

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2021	2020	2019	2021	2020	2019
Service cost	$5,920	$5,750	$5,081	$0	$0	$0
Interest cost	5,036	5,657	6,264	44	57	70
Expected return on plan assets	(18,783)	(16,306)	(14,311)	0	0	0
Plan amendment	0	(637)	0	0	0	0
Amortization of unrecognized net loss	3,600	3,239	2,568	45	40	38
Amortization of prior service cost	379	241	64	(179)	(179)	(179)
Net periodic (benefit)	$(3,848)	$2,056	$(334)	$(90)	$(82)	$(71)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.80%	3.50%	4.50%	2.80%	3.60%	4.45%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed	6.00% while employed	N/A	N/A	N/A
	1.42% after termination	2.16% after termination	3.15% after termination

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2022	$10,940	$151
2023	11,863	119
2024	12,185	117
2025	11,991	115
2026	13,567	113
2027-2031	63,874	522

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors. Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2021 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2021 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,605	$0	$0	$19,605
Equity securities:
U.S. large-cap	75,180	0	0	75,180
U.S mid/small cap	12,052	0	0	12,052
CBU common stock	7,604	0	0	7,604
International	73,891	0	0	73,891
Other	1,091	0	0	1,091
	169,818	0	0	169,818

Fixed income securities:
Government securities	19,988	5,974	0	25,962
Investment grade bonds	41,374	136	0	41,510
High yield(a)	8,625	0	0	8,625
	69,987	6,110	0	76,097

Other investments (b)	24,727	0	0	24,727

Total (c)	$284,137	$6,110	$0	$290,247

The fair values of the Company’s defined benefit pension plan assets at December 31, 2020 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,137	$0	$0	$68,137
Equity securities:
U.S. large-cap	69,195	0	0	69,195
U.S mid/small cap	17,338	0	0	17,338
CBU common stock	7,701	0	0	7,701
International	43,457	6,088	0	49,545
	137,691	6,088	0	143,779

Fixed income securities:
Government securities	6,154	6,241	0	12,395
Investment grade bonds	23,085	141	0	23,226
High yield(a)	5,803	0	0	5,803
	35,042	6,382	0	41,424

Other investments (b)	17,613	0	0	17,613

Total (c)(d)	$258,483	$12,470	$0	$270,953

(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.4 million and $0.2 million at December 31, 2021 and 2020, respectively.
(d)	Excludes certain investments that were measured at net asset value per share (or its equivalents) totaling $1.4 million at December 31, 2020.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Money market funds - Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.
●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●	Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $3.5 million contribution to the Steuben Trust Company Pension Plan in 2020. The Company made a $2.9 million and $3.9 million contribution to its defined benefit pension plan in 2021 and 2020, respectively. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2021, 2020 and 2019 was $6.9 million, $6.3 million, and $6.1 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2021, 2020, and 2019 was $1.1 million, $0.9 million, and $1.1 million, respectively.

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

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2021 and 2020, the Company has recorded a liability of $5.1 million and $5.4 million, respectively. The expense recognized under these plans for the years ended December 31, 2021, 2020, and 2019 was approximately $0.2 million, $0.4 million, and $0.2 million, respectively.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2021 and 2020, there were 137,945 and 141,655 shares credited to the participants’ accounts, for which a liability of $5.1 million and $4.8 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2021, 2020 and 2019, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares of Company common stock, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. As of December 31, 2021, the Company has authorization to grant up to approximately 0.6 million additional shares of Company common stock for these instruments. The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2019	1,502,994	$42.82
Granted	254,496	51.68
Exercised	(197,564)	32.65
Forfeited	(17,667)	50.97
Outstanding at December 31, 2020	1,542,259	45.49
Granted	168,976	79.68
Exercised	(310,423)	40.17
Forfeited	(8,107)	61.56
Outstanding at December 31, 2021	1,392,705	50.73
Exercisable at December 31, 2021	879,074	$43.84

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $29.00	57,354	$24.78	3.55	57,354	$24.78
$29.01 – $30.00	58,276	29.79	1.21	58,276	29.79
$30.01 – $40.00	403,901	37.07	3.46	403,901	37.07
$40.01 – $60.00	706,389	55.54	6.91	352,515	56.30
$60.01 – $80.00	166,785	79.68	9.22	7,028	79.66
TOTAL	1,392,705	$50.73	5.81	879,074	$43.84

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2021 is 5.81 years and 4.56 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2021 is $33.9 million and $27.0 million, respectively.

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.6 million, $2.7 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. A related income tax benefit was recognized of $0.6 million, $0.7 million and $0.5 million for the 2021, 2020 and 2019 years, respectively. Compensation expense related to restricted stock vesting recognized in the income statement for 2021, 2020 and 2019 was approximately $3.3 million, $3.3 million and $2.8 million, respectively.

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

	2021	2020	2019
Weighted-average Fair Value of Options Granted	$18.43	$10.86	$14.16
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.48%	2.57%	2.73%
Share price volatility	30.09%	29.29%	29.31%
Weighted-average risk-free interest rate	1.28%	0.67%	2.44%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $5.5 million at December 31, 2021. The weighted-average period over which this unrecognized expense would be recognized is 3.3 years. The total fair value of stock options vested during 2021, 2020, and 2019 were $2.5 million, $2.5 million and $2.4 million, respectively.

During the 12 months ended December 31, 2021 and 2020, proceeds from stock option exercises totaled $14.2 million and $7.5 million, respectively, and the related tax benefits from exercise were approximately $1.8 million and $1.2 million, respectively. During the twelve months ended December 31, 2021 and 2020, approximately 0.3 million and 0.2 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2021, 2020 and 2019 were $10.3 million, $6.6 million and $11.6 million, respectively.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2021, and changes during the twelve months ended December 31, 2021 and 2020, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2019	196,788	$45.58
Awards	52,132	51.64
Forfeitures	(12,884)	37.14
Vestings	(59,628)	47.80
Unvested at December 31, 2020	176,408	47.24
Awards	51,456	79.51
Forfeitures	(2,619)	54.15
Vestings	(47,977)	52.84
Unvested at December 31, 2021	177,268	$54.98

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $7.1 million at December 31, 2021, which will be recognized as expense over the next five years. The weighted-average period over which this unrecognized expense would be recognized is 3.7 years. The total fair value of restricted stock vested during 2021, 2020, and 2019 were $2.5 million, $2.9 million and $3.8 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2021.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.1 million, 0.6 million and 0.5 million weighted-average anti-dilutive stock options outstanding at December 31, 2021, 2020 and 2019, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2021, 2020 and 2019.

(000’s omitted, except per share data)	2021	2020	2019
Net income	$189,694	$164,676	$169,063
Income attributable to unvested stock-based compensation awards	(445)	(514)	(400)
Income available to common shareholders	$189,249	$164,162	$168,663

Weighted-average common shares outstanding – basic	53,977	52,969	51,732
Basic earnings per share	$3.51	$3.10	$3.26

Net income	$189,694	$164,676	$169,063
Income attributable to unvested stock-based compensation awards	(445)	(514)	(400)
Income available to common shareholders	$189,249	$164,162	$168,663

Weighted-average common shares outstanding	53,977	52,969	51,732
Assumed exercise of stock options	423	352	516
Weighted-average common shares outstanding – diluted	54,400	53,321	52,248
Diluted earnings per share	$3.48	$3.08	$3.23
Cash dividends declared per share	$1.70	$1.66	$1.58

Stock Repurchase Program

At its December 2020 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2021. There were 67,500 shares repurchased pursuant to the 2021 stock repurchase program in the fourth quarter of 2021. At its December 2021 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2021	2020
Commitments to extend credit	$1,443,879	$1,313,568
Standby letters of credit	42,684	39,213
Total	$1,486,563	$1,352,781

The Bank has unused lines of credit of $25.0 million at December 31, 2021. The Bank has unused borrowing capacity of approximately $1.71 billion through collateralized transactions with the FHLB and $247.7 million through collateralized transactions with the Federal Reserve.

The Company is typically required to maintain a reserve balance, as established by the FRB. Effective on March 26, 2020, the FRB reduced this cash reserve requirement to zero percent to help support lending to households and businesses as a result of the impacts of the COVID-19 pandemic. As a result, the Company had no required reserve as of December 31, 2021 and 2020.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTE O:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 13 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2021	2020	2019
Operating lease cost	$8,397	$9,000	$8,724
Variable lease cost	50	53	18
Short-term lease cost (1)	148	369	240
Total lease cost	$8,595	$9,422	$8,982

(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,203	$8,478

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,344	3,519

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2021	2020
Operating leases
Operating lease right-of-use assets	$31,754	$34,908

Operating lease liabilities	32,833	35,857

Weighted average remaining lease term
Operating leases	5.4 years	6.1 years

Weighted average discount rate
Operating leases	2.62%	2.82%

Maturities of lease liabilities as of December 31, 2021 are as follows:

(000’s omitted)	Operating Leases
2022	$8,729
2023	7,640
2024	5,920
2025	4,401
2026	3,062
Thereafter	5,846
Total lease payments	35,598
Less imputed interest	(2,765)
Total	$32,833

Maturities of lease liabilities as of December 31, 2020 are as follows:

(000’s omitted)	Operating Leases
2021	$8,697
2022	7,505
2023	6,336
2024	4,973
2025	3,688
Thereafter	8,222
Total lease payments	39,421
Less imputed interest	(3,564)
Total	$35,857

Included in the Company’s operating leases are related party leases where BPAS APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2021, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.0 million and $4.1 million, respectively. As of December 31, 2020, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.5 million and $4.5 million, respectively. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 8.0 years and 3.68%, respectively. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 9.0 years and 3.68%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2021 are as follows:

(000’s omitted)	706 North Clinton, LLC
2022	$591
2023	591
2024	591
2025	605
2026	614
Thereafter	1,727
Total lease payments	4,719
Less imputed interest	(633)
Total	$4,086

The maturities of the Company’s related party lease liabilities as of December 31, 2020 are as follows:

(000’s omitted)	706 North Clinton, LLC
2021	$591
2022	591
2023	591
2024	591
2025	605
Thereafter	2,341
Total lease payments	5,310
Less imputed interest	(791)
Total	$4,519

As of December 31, 2021, the Company has an immaterial amount of additional operating leases for offices and equipment that have not yet commenced.

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2021, that the Company and Bank meet all applicable capital adequacy requirements.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2021 and 2020. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2021 and 2020, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2021 and 2020, the amounts, ratios and requirements for the Company are presented below. As of December 31, 2021, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2021
Tier 1 Leverage ratio	$1,331,368	9.09%	$585,594	4.00%			$731,993	5.00%
Tier 1 risk-based capital	1,331,368	18.60%	429,559	6.00%	$608,542	8.50%	572,746	8.00%
Total risk-based capital	1,380,458	19.28%	572,746	8.00%	751,729	10.50%	715,932	10.00%
Common equity tier 1 capital	1,331,259	18.60%	322,169	4.50%	501,152	7.00%	465,356	6.50%
2020
Tier 1 Leverage ratio	$1,314,864	10.16%	$517,736	4.00%			$647,169	5.00%
Tier 1 risk-based capital	1,314,864	18.99%	415,472	6.00%	$588,585	8.50%	553,962	8.00%
Total risk-based capital	1,375,704	19.87%	553,962	8.00%	727,075	10.50%	692,453	10.00%
Common equity tier 1 capital	1,239,754	17.90%	311,604	4.50%	484,717	7.00%	450,094	6.50%

Community Bank, N.A.:
2021
Tier 1 Leverage ratio	$1,058,091	7.26%	$582,631	4.00%			$728,289	5.00%
Tier 1 risk-based capital	1,058,091	14.92%	425,393	6.00%	$602,640	8.50%	567,190	8.00%
Total risk-based capital	1,107,181	15.62%	567,190	8.00%	744,437	10.50%	708,988	10.00%
Common equity tier 1 capital	1,057,982	14.92%	319,045	4.50%	496,292	7.00%	460,842	6.50%
2020
Tier 1 Leverage ratio	$1,028,285	7.98%	$515,552	4.00%			$644,440	5.00%
Tier 1 risk-based capital	1,028,285	14.98%	411,880	6.00%	$583,497	8.50%	549,174	8.00%
Total risk-based capital	1,089,125	15.87%	549,174	8.00%	720,791	10.50%	686,467	10.00%
Common equity tier 1 capital	1,028,175	14.98%	308,910	4.50%	480,527	7.00%	446,204	6.50%

NOTE Q: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000's omitted)	2021	2020
Assets:
Cash and cash equivalents	$154,374	$196,021
Investment securities	8,679	6,043
Investment in and advances to:
Bank subsidiary	1,721,520	1,802,150
Non-bank subsidiaries	232,096	196,090
Other assets	18,462	15,290
Total assets	$2,135,131	$2,215,594

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$31,047	$30,864
Borrowings	3,277	80,623
Shareholders' equity	2,100,807	2,104,107
Total liabilities and shareholders' equity	$2,135,131	$2,215,594

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2021	2020	2019
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$125,000	$105,000	$115,000
Non-bank subsidiaries	14,000	13,500	27,600
Interest and dividends on investments	245	168	134
Total revenues	139,245	118,668	142,734
Expenses:
Interest on borrowings	446	2,546	4,244
Acquisition expenses	0	450	1,248
Gain on debt extinguishment	0	(421)	0
Other expenses	5,717	4,945	477
Total expenses	6,163	7,520	5,969

Income before tax benefit and equity in undistributed net income of subsidiaries	133,082	111,148	136,765
Income tax benefit	3,964	3,739	4,545
Income before equity in undistributed net income of subsidiaries	137,046	114,887	141,310
Equity in undistributed net income of subsidiaries	52,648	49,789	27,753
Net income	$189,694	$164,676	$169,063
Other comprehensive (loss) income, net of tax:
Changes in other comprehensive income (loss) related to pension and other post retirement obligations	13,403	6,009	(2,045)
Changes in other comprehensive (loss) income related to unrealized (losses) gains on available-for-sale securities	(126,107)	66,294	37,124
Other comprehensive (loss) income	(112,704)	72,303	35,079
Comprehensive income	$76,990	$236,979	$204,142

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2021	2020	2019
Operating activities:
Net income	$189,694	$164,676	$169,063
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(52,648)	(49,789)	(27,753)
Net change in other assets and other liabilities	(3,050)	1,740	86
Net cash provided by operating activities	133,996	116,627	141,396
Investing activities:
Purchases of investment securities	(5,173)	(3,000)	0
Cash paid for acquisitions, net of cash acquired of $0, $448, and $1,328, respectively	0	(20,892)	(92,056)
(Capital contributions to)/Return of capital from	(12,918)	2	100,680
Net cash (used in)/provided by investing activities	(18,091)	(23,890)	8,624
Financing activities:
Repayment of advances from subsidiaries	(482)	(482)	(1,652)
Repayment of borrowings	(77,320)	(12,062)	(22,681)
Issuance of common stock	16,155	22,211	12,200
Purchase of treasury stock	(5,106)	(271)	(286)
Sale of treasury stock	0	85	6,884
Increase in deferred compensation arrangements	252	271	286
Cash dividends paid	(91,051)	(87,131)	(80,241)
Net cash used in financing activities	(157,552)	(77,379)	(85,490)
Change in cash and cash equivalents	(41,647)	15,358	64,530
Cash and cash equivalents at beginning of year	196,021	180,663	116,133
Cash and cash equivalents at end of year	$154,374	$196,021	$180,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$560	$2,555	$4,306
Supplemental disclosures of noncash financing activities:
Dividends declared and unpaid	$23,235	$22,695	$21,342
Advances from subsidiaries	482	932	1,691
Common stock issued for acquisition	0	76,942	0

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

Accounting standards establish a framework for measuring fair value and require certain disclosures about such fair value instruments. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. exit price). Inputs used to measure fair value are classified into the following hierarchy:

●Level 1 – Quoted prices in active markets for identical assets or liabilities.
●Level 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
●Level 3 – Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. There were no transfers between any of the levels for the periods presented.

	December 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,900,924	$97,640	$0	$3,998,564
Obligations of state and political subdivisions	0	430,289	0	430,289
Government agency mortgage-backed securities	0	477,056	0	477,056
Corporate debt securities	0	7,962	0	7,962
Government agency collateralized mortgage obligations	0	20,339	0	20,339
Total available-for-sale investment securities	3,900,924	1,033,286	0	4,934,210
Equity securities	463	0	0	463
Commitments to originate real estate loans for sale	0	0	51	51
Forward sales commitments	0	32	0	32
Interest rate swap agreements asset	0	296	0	296
Interest rate swap agreements liability	0	(3)	0	(3)
Total	$3,901,387	$1,033,611	$51	$4,935,049

	December 31, 2020
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,359,912	$141,470	$0	$2,501,382
Obligations of state and political subdivisions	0	475,660	0	475,660
Government agency mortgage-backed securities	0	522,638	0	522,638
Corporate debt securities	0	4,635	0	4,635
Government agency collateralized mortgage obligations	0	43,577	0	43,577
Total available-for-sale investment securities	2,359,912	1,187,980	0	3,547,892
Equity securities	445	0	0	445
Mortgage loans held for sale	0	1,622	0	1,622
Commitments to originate real estate loans for sale	0	0	14	14
Forward sales commitments	0	2	0	2
Interest rate swap agreements asset	0	1,572	0	1,572
Interest rate swap agreements liability	0	(1,074)	0	(1,074)
Total	$2,360,357	$1,190,102	$14	$3,550,473

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. There were no mortgage loans held for sale at December 31, 2021. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million at December 31, 2020. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

Assets and liabilities measured on a non-recurring basis:

	December 31, 2021				December 31, 2020
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$1,820	$1,820	$0	$0	$25,063	$25,063
Other real estate owned	0	0	718	718	0	0	883	883
Mortgage servicing rights	0	0	810	810	0	0	682	682
Contingent consideration	0	0	(3,100)	(3,100)	0	0	0	0
Total	$0	$0	$248	$248	$0	$0	$26,628	$26,628

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 31.8% to 42.3% at December 31, 2021, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was no valuation allowance at December 31, 2021. There was a valuation allowance of approximately $0.2 million at December 31, 2020.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill. In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill. It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators. The Company did not recognize an impairment charge during 2021 or 2020.

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2021 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000’s omitted)	Fair Value	Technique	Inputs	(Weighted Average)
Individually assessed loans	$1,820	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 43.1% (43.1%)
Other real estate owned	718	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 42.3% (33.3%)
Commitments to originate real estate loans for sale	51	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	810	Discounted cash flow	Weighted average constant prepayment rate	6.4% - 15.2% (14.0%)
			Weighted average discount rate	2.3% - 2.7% (2.6%)
			Adequate compensation	$7/loan
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

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

The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2021 and 2020 are as follows:

	December 31, 2021		December 31, 2020
	Carrying		Carrying
(000's omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$7,323,770	$7,523,024	$7,355,083	$7,655,044
Financial liabilities:
Deposits	12,911,168	12,911,197	11,224,974	11,239,628
Securities sold under agreement to repurchase, short-term	324,720	324,720	284,008	284,008
Other Federal Home Loan Bank borrowings	1,888	1,907	6,658	6,758
Subordinated notes payable	3,277	3,277	3,303	3,303
Subordinated debt held by unconsolidated subsidiary trusts	0	0	77,320	77,320

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

Borrowings and subordinated debt held by unconsolidated subsidiary trusts have been classified as a Level 2 valuation. The fair value of securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for long-term borrowings and subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities. The difference between the carrying values of long-term borrowings and subordinated debt held by unconsolidated subsidiary trusts, and their fair values, are not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at December 31, 2021 and 2020. The effect of the changes to these derivatives for the years then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $0.5 million at December 31, 2021 and $14.4 million at December 31, 2020. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $0.5 million at December 31, 2021 and $14.4 million at December 31, 2020. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 2.35%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.3 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 2.10%, the weighted average pay rate was 4.44% and the weighted average maturity was 5.2 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.3 million at December 31, 2021 and $5.7 million at December 31, 2020 that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 1.39%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.5 years. At December 31, 2020, the weighted average receive rate of these interest rate swaps was 1.42%, the weighted average pay rate was 3.11% and the weighted average maturity was 12.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the years ended December 31, 2021 and 2020 is immaterial.

As of December 31, 2021 and 2020, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)

Cumulative Amount of Fair Value Hedging
Line Item in the Consolidated	Carrying Amount of the Hedged		Adjustment Included in the Carrying
Statement of Condition in Which	Assets		Amount of the Hedged Assets
the Hedged Item Is Included	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loans	$5,400	$5,675	$(293)	$(498)

Fair values of derivative instruments as of December 31, 2021 are as follows:

(000’s omitted)	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of	Fair	Consolidated Statement of Condition	Fair
	Condition Location	Value	Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$293

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	3	Accrued interest and other liabilities	$3
Commitments to originate real estate loans for sale	Other assets	51
Forward sales commitments	Other assets	32
Total derivatives		$379		$3

Fair values of derivative instruments as of December 31, 2020 are as follows:

(000’s omitted)	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of		Consolidated Statement of Condition
	Condition Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$498

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	1,074	Accrued interest and other liabilities	$1,074
Commitments to originate real estate loans for sale	Other assets	14
Forward sales commitments	Other assets	2
Total derivatives		$1,588		$1,074

The Company assessed its counterparty risk at December 31, 2021 and 2020 and determined any credit risk inherent in our derivative contracts was not material. Information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

NOTE T: VARIABLE INTEREST ENTITIES

The Company’s wholly-owned subsidiary CCT IV was a VIE for which the Company was not the primary beneficiary. Accordingly, the accounts of this entity were not included in the Company’s consolidated financial statements. On March 15, 2021, the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities. See further information regarding CCT IV in Note H: Borrowings.

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2021	2020
Cash and cash equivalents	$198	$157
Premises and equipment, net	5,618	5,782
Other assets	57	48
Total assets	$5,873	$5,987
Accrued interest and other liabilities / Total liabilities	$0	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $2.9 million at December 31, 2021 is included in the Company’s consolidated statements of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.2 million as of December 31, 2021, including a $1.2 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE U:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes operating subsidiaries of BPAS, BPA, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS, GTC, HB&T, and FBD, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by CISI, Carta Group and Wealth Partners, as well as asset management provided by Nottingham; and (b) full-service insurance, risk management and employee benefit services provided by OneGroup. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
2021
Net interest income	$374,078	$293	$41	$0	$374,412
Provision for credit losses	(8,839)	0	0	0	(8,839)
Noninterest revenue	67,910	116,621	68,834	(7,130)	246,235
Amortization of intangible assets	4,744	6,033	3,274	0	14,051
Acquisition expenses	638	36	27	0	701
Acquisition-related contingent consideration adjustment	0	200	0	0	200
Other operating expenses	265,525	64,423	50,368	(7,130)	373,186
Income before income taxes	$179,920	$46,222	$15,206	$0	$241,348
Assets	$15,325,732	$257,879	$97,391	$(128,345)	$15,552,657
Goodwill	$689,868	$85,321	$23,920	$0	$799,109
Core deposit intangibles & Other intangibles	$9,087	$40,018	$16,121	$0	$65,226
2020
Net interest income	$367,237	$943	$223	$0	$368,403
Provision for credit losses	14,212	0	0	0	14,212
Noninterest revenue	69,578	103,456	61,599	(6,214)	228,419
Amortization of intangible assets	5,515	5,724	3,058	0	14,297
Acquisition expenses	4,933	0	0	0	4,933
Other operating expenses	255,955	60,709	46,854	(6,214)	357,304
Income before income taxes	$156,200	$37,966	$11,910	$0	$206,076
Assets	$13,762,325	$217,780	$82,849	$(131,860)	$13,931,094
Goodwill	$690,121	$83,275	$20,312	$0	$793,708
Core deposit intangibles & Other intangibles	$13,831	$32,051	$7,058	$0	$52,940
2019
Net interest income	$358,334	$665	$176	$0	$359,175
Provision for credit losses	8,430	0	0	0	8,430
Noninterest revenue	75,067	99,483	59,075	(3,006)	230,619
Amortization of intangible assets	5,751	6,770	3,435	0	15,956
Acquisition expenses	8,608	0	0	0	8,608
Other operating expenses	245,870	59,428	45,170	(3,006)	347,462
Income before income taxes	$164,742	$33,950	$10,646	$0	$209,338
Assets	$11,225,509	$209,690	$76,351	$(101,255)	$11,410,295
Goodwill	$670,223	$83,275	$20,312	$0	$773,810
Core deposit intangibles & Other intangibles	$16,418	$37,775	$8,920	$0	$63,113

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

Such events and transactions were evaluated through the date these consolidated financial statements were available to be issued and the Company determined that no such events had occurred.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses – Qualitative Macroeconomic Adjustments

As described in Notes A and D to the consolidated financial statements, management estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2021, the allowance for credit losses was $49.9 million on loans of $7.4 billion. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, recession probability, and other relevant factors. For qualitative macroeconomic adjustments, management uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York

March 1, 2022

We have served as the Company’s auditor since 1984.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2021 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC on or about March 25, 2022 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under the “Information about our Executive Officers” section of Item 1 contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Disclosure Tables” in the Company’s Proxy Statement.

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

-Consolidated Statements of Condition,

December 31, 2021 and 2020

-Consolidated Statements of Income,

Years ended December 31, 2021, 2020, and 2019

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2021, 2020, and 2019

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2021, 2020, and 2019

-Consolidated Statements of Cash Flows,

Years ended December 31, 2021, 2020, and 2019

-Notes to Consolidated Financial Statements,

December 31, 2021

-Report of Independent Registered Public Accounting Firm

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

2.11

Agreement and Plan of Merger, dated as of October 3, 2021, by and between Community Bank, N.A., Eagle Merger Sub Inc. and Elmira Savings Bank. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 7, 2021 (Registration No. 001-13695).

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

4.5	Description of Community Bank System, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act. (1)

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

10.4

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.5

Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). (2)

10.6

Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.7

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.8

Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). (2)

10.9

Retirement and Release Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (2)

10.10

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.11

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (1)

10.12

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.13

Employment Agreement, dated as of January 5, 2022, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2022 (Registration No. 001-13695). (2)

10.14

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.15

Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.16

Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.17

Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.18

2004 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2022.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ John Parente

Brian R. Ace, Director	John Parente, Director

/s/ Mark J. Bolus	/s/ Raymond C. Pecor, III

Mark J. Bolus, Director	Raymond C. Pecor, III, Director

/s/ Jeffrey L. Davis	/s/ Susan E. Skerritt

Jeffrey L. Davis, Director	Susan E. Skerritt, Director

/s/ Neil E. Fesette	/s/ Sally A. Steele

Neil E. Fesette, Director	Sally A. Steele, Director

/s/ Jeffery J. Knauss	/s/ Eric E. Stickels

Jeffery J. Knauss, Director	Eric E. Stickels, Director and Chair of the
Board of Directors

/s/ Kerrie D. MacPherson	/s/ John F. Whipple, Jr.

Kerrie D. MacPherson, Director	John F. Whipple Jr., Director