Form 10-Q
period 2022-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2022-05-10
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,909,917 shares of Common Stock, $1.00 par value per share, were outstanding on April 30, 2022.

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$1,020,926	$1,875,064
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $436,813 and $485,414, respectively (cost of $6,191,809 and $4,980,102, respectively)	5,787,158	4,934,210
Equity and other securities (cost of $43,494 and $43,917, respectively)	44,458	44,879
Loans	7,422,253	7,373,639
Allowance for credit losses	(50,147)	(49,869)
Net loans	7,372,106	7,323,770

Goodwill	799,080	799,109
Core deposit intangibles, net	8,041	9,087
Other intangibles, net	55,917	56,139
Intangible assets, net	863,038	864,335

Premises and equipment, net	158,404	160,651
Accrued interest and fees receivable	38,592	35,894
Other assets	341,201	313,854

Total assets	$15,625,883	$15,552,657

Liabilities:
Noninterest-bearing deposits	$4,036,563	$3,921,663
Interest-bearing deposits	9,281,104	8,989,505
Total deposits	13,317,667	12,911,168

Securities sold under agreement to repurchase, short-term	300,531	324,720
Other Federal Home Loan Bank borrowings	1,864	1,888
Subordinated notes payable	3,270	3,277
Accrued interest and other liabilities	150,448	210,797
Total liabilities	13,773,780	13,451,850

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,163,637 and 54,092,421 shares issued, respectively	54,164	54,092
Additional paid-in capital	1,043,707	1,041,304
Retained earnings	1,082,107	1,058,286
Accumulated other comprehensive loss	(321,994)	(50,627)
Treasury stock, at cost (250,275 shares, including 132,759 shares held by deferred compensation arrangements at March 31, 2022 and 214,374 shares including 146,860 shares held by deferred compensation arrangements at December 31, 2021)	(13,464)	(10,610)
Deferred compensation arrangements (132,759 and 146,860 shares, respectively)	7,583	8,362
Total shareholders’ equity	1,852,103	2,100,807

Total liabilities and shareholders’ equity	$15,625,883	$15,552,657

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Interest and fees on loans	$72,514	$79,714
Interest and dividends on taxable investments	22,592	15,175
Interest and dividends on nontaxable investments	2,590	2,776
Total interest income	97,696	97,665

Interest expense:
Interest on deposits	2,565	3,112
Interest on borrowings	221	268
Interest on subordinated notes payable	38	38
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	293
Total interest expense	2,824	3,711

Net interest income	94,872	93,954
Provision for credit losses	906	(5,719)
Net interest income after provision for credit losses	93,966	99,673

Noninterest revenues:
Deposit service fees	16,155	14,080
Mortgage banking	155	688
Other banking services	739	854
Employee benefit services	29,580	26,533
Insurance services	10,409	8,153
Wealth management services	8,633	8,199
Unrealized gain on equity securities	2	24
Total noninterest revenues	65,673	58,531

Noninterest expenses:
Salaries and employee benefits	61,648	57,632
Occupancy and equipment	10,952	11,300
Data processing and communications	12,659	12,391
Amortization of intangible assets	3,732	3,351
Legal and professional fees	3,617	3,034
Business development and marketing	2,743	2,030
Acquisition expenses	299	27
Other expenses	4,157	3,481
Total noninterest expenses	99,807	93,246

Income before income taxes	59,832	64,958
Income taxes	12,777	12,108
Net income	$47,055	$52,850

Basic earnings per share	$0.87	$0.98
Diluted earnings per share	$0.86	$0.97

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$220	$911
Tax effect	(54)	(219)
Amortization of actuarial losses included in net periodic pension cost, net	166	692
Amortization of prior service cost included in net periodic pension cost, gross	109	50
Tax effect	(26)	(12)
Amortization of prior service cost included in net periodic pension cost, net	83	38
Other comprehensive income related to pension and other post retirement obligations, net of taxes	249	730

Unrealized losses on available-for-sale securities:
Net unrealized losses arising during period, gross	(358,759)	(227,427)
Tax effect	87,143	54,663
Net unrealized losses arising during period, net	(271,616)	(172,764)
Other comprehensive loss related to unrealized losses on available-for-sale securities, net of taxes	(271,616)	(172,764)
Other comprehensive loss, net of tax	(271,367)	(172,034)
Net income	47,055	52,850
Comprehensive loss	$(224,312)	$(119,184)

	As of
	March 31,	December 31,
	2022	2021
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(20,295)	$(20,624)
Tax effect	5,074	5,154
Net unrealized loss for pension and other post-retirement obligations	(15,221)	(15,470)
Unrealized loss on available-for-sale securities	(404,652)	(45,893)
Tax effect	97,879	10,736
Net unrealized loss on available-for-sale securities	(306,773)	(35,157)
Accumulated other comprehensive loss	$(321,994)	$(50,627)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2022 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				47,055				47,055

Other comprehensive loss, net of tax					(271,367)			(271,367)

Dividends declared:
Common, $0.43 per share				(23,234)				(23,234)

Common stock activity under employee stock plans	71,214	72	413					485

Stock-based compensation			1,886					1,886

Distribution of stock under deferred compensation arrangements	14,914		104			738	(842)	0

Treasury stock purchased	(50,000)					(3,529)		(3,529)

Treasury stock issued to benefit plans, net	(813)					(63)	63	0

Balance at March 31, 2022	53,913,362	$54,164	$1,043,707	$1,082,107	$(321,994)	$(13,464)	$7,583	$1,852,103

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				52,850				52,850

Other comprehensive loss, net of tax					(172,034)			(172,034)

Dividends declared:
Common, $0.42 per share				(22,529)				(22,529)

Common stock activity under employee stock plans	264,775	264	7,065					7,329

Stock-based compensation			1,674					1,674

Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock issued to benefit plans, net	(1,012)					(68)	68	0

Balance at March 31, 2021	53,874,979	$54,019	$1,034,225	$990,504	$(109,957)	$(5,572)	$8,178	$1,971,397

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$47,055	$52,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,690	4,034
Amortization of intangible assets	3,732	3,351
Net accretion on securities, loans and borrowings	(4,547)	(7,127)
Stock-based compensation	1,886	1,674
Provision for credit losses	906	(5,719)
Amortization of mortgage servicing rights	109	135
Unrealized gain on equity securities	(2)	(24)
Income from bank-owned life insurance policies	(440)	(480)
Net gain on sale of loans and other assets	(450)	(280)
Change in other assets and other liabilities	(1)	13,396
Net cash provided by operating activities	51,938	61,810
Investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	49,667	78,112
Proceeds from maturities and redemptions of equity and other investment securities	460	2,383
Purchases of available-for-sale investment securities	(1,256,723)	(546,733)
Purchases of equity and other securities	(37)	(10)
Net (increase) decrease in loans	(49,556)	52,297
Cash paid for acquisitions, net of cash acquired of $0, and $0, respectively	(2,464)	0
Purchases of premises and equipment, net	(2,214)	(876)
Real estate tax credit investments	(247)	(155)
Net cash used in investing activities	(1,261,114)	(414,982)
Financing activities:
Net increase in deposits	406,499	979,263
Net decrease in borrowings	(24,213)	(26,940)
Payments on subordinated debt held by unconsolidated subsidiary trusts	0	(77,320)
Issuance of common stock	485	7,329
Purchases of treasury stock	(3,592)	(68)
Increase in deferred compensation arrangements	63	68
Cash dividends paid	(23,235)	(22,553)
Withholding taxes paid on share-based compensation	(969)	(1,065)
Net cash provided by financing activities	355,038	858,714
Change in cash and cash equivalents	(854,138)	505,542
Cash and cash equivalents at beginning of period	1,875,064	1,645,805
Cash and cash equivalents at end of period	$1,020,926	$2,151,347

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,839	$4,351
Cash paid for income taxes	3,344	2,701
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,234	22,671
Transfers from loans to other real estate	203	63

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2022 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

NOTE B: ACQUISITIONS

Pending Acquisition

On October 4, 2021, the Company announced that Community Bank, N.A. (the “Bank”) had entered into an agreement to acquire Elmira Savings Bank (“Elmira”), a twelve branch banking franchise headquartered in Elmira, New York, for $82.8 million in cash. The acquisition will enhance the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. The merger was approved by the shareholders of Elmira on December 14, 2021. Regulatory approval has been received and the Company expects to complete the acquisition in the second quarter of 2022, subject to customary closing conditions. The Company expects to incur certain one-time, transaction-related costs in connection with the Elmira acquisition.

Current and Prior Period Acquisitions

On January 1, 2022, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and direct expenses of approximately $0.1 million were included in the consolidated income statement for the three months ended March 31, 2022.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $1.5 million and direct expenses of approximately $0.4 million from TGA were included in the consolidated income statement for the three months ended March 31, 2022.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 0.82% to 1.09%, and (2) probability adjusted level of retained revenue between $2.3 million and $3.8 million.

The contingent consideration related to the TGA acquisition was revalued at December 31, 2021. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 1.38% to 1.65%, and (2) probability adjusted level of retained revenue between $3.0 million and $3.4 million. Based on the results of the revaluation, no adjustments were made to the fair value of the contingent consideration related to the TGA acquisition at December 31, 2021 or March 31, 2022.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc. (“BPA”), completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.0 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $1.4 million and direct expenses of approximately $1.1 million from FBD were included in the consolidated income statement for the three months ended March 31, 2022.

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

The contingent consideration related to the FBD acquisition was revalued at December 31, 2021. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 1.50%, and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million. Based on the results of the revaluation, the Company recorded a $0.2 million acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition, resulting in an adjusted fair value of $1.6 million at December 31, 2021. No adjustment was made at March 31, 2022.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and direct expenses of approximately $0.3 million from NuVantage were included in the consolidated income statement for the three months ended March 31, 2022.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and were subject to adjustment based on updated information not available at the time of the acquisitions. Through the first quarter of 2022, the carrying amount of other liabilities associated with the FBD acquisition was adjusted as a result of an adjustment to working capital based on the purchase agreement.

The acquisitions generally expanded the Company’s geographic presence in New York, Florida, Massachusetts, and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	2022	2021
(000s omitted)	Total(1)	TGA	FBD	NuVantage	Total
Consideration:
Cash	$2,464	$11,620	$15,350	$2,900	$29,870
Contingent consideration	0	1,500	1,400	0	2,900
Total net consideration	2,464	13,120	16,750	2,900	32,770
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	541	0	541
Premises and equipment, net	0	279	282	199	760
Other assets	0	0	579	0	579
Other intangibles	2,464	10,900	14,000	1,437	26,337
Other liabilities	0	(229)	(669)	(174)	(1,072)
Total identifiable assets, net	2,464	10,950	14,733	1,462	27,145
Goodwill	$0	$2,170	$2,017	$1,438	$5,625

(1) Includes amounts for all OneGroup acquisitions completed in 2022.

The other intangibles related to the NuVantage acquisition and the OneGroup asset acquisitions completed in 2022 are being amortized using an accelerated method over their estimated useful of life of eight years for NuVantage and two of the 2022 OneGroup asset acquisitions, and ten years for the third 2022 OneGroup asset acquisition. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. The goodwill, which is not amortized for book purposes, was assigned to the All Other segment for the NuVantage and TGA acquisitions, and the Employee Benefit Services segment for the FBD acquisition. Goodwill arising from the FBD acquisition is not deductible for tax purposes. Goodwill arising from the NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.3 million during the three months ended March 31, 2022, and have been separately stated in the consolidated statements of income. Merger and acquisition integration-related expenses were immaterial for the three months ended March 31, 2021.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 88 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 except as noted below.

The extent to which the novel coronavirus (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact national and international macroeconomic conditions including interest rates, inflation, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, decrease in fee and interest income, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022, $29.0 million of accounts receivable, including $10.0 million of unbilled fee revenue, and $3.0 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2021, $31.6 million of accounts receivable, including $9.1 million of unbilled fee revenue, and $2.2 million of unearned revenue, was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company has established a working group that includes multiple functions to guide the transition from LIBOR to alternative reference rates. The Company has identified all known LIBOR exposures, created a preliminary plan to address the exposures, and new originations either do not utilize LIBOR or replacement rate language, provisions, and conventions have been specified. The Company continues to evaluate its exposure to LIBOR and communicate with all stakeholders in order to facilitate the transition. The Company adopted this guidance on January 1, 2022 and determined that this guidance does not have a material impact on the Company’s consolidated financial statements as the Company's exposure to LIBOR-based loans and financial instruments is insignificant.

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

Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. While the guidance will result in expanded disclosures, the Company does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$5,200,931	$4,301	$373,145	$4,832,087	$4,064,624	$39,997	$106,057	$3,998,564
Obligations of state and political subdivisions	488,659	4,220	16,724	476,155	413,019	17,326	56	430,289
Government agency mortgage-backed securities	476,790	1,213	23,756	454,247	474,506	7,615	5,065	477,056
Corporate debt securities	8,000	0	503	7,497	8,000	39	77	7,962
Government agency collateralized mortgage obligations	17,429	32	289	17,172	19,953	410	24	20,339
Total available-for-sale portfolio	$6,191,809	$9,766	$414,417	$5,787,158	$4,980,102	$65,387	$111,279	$4,934,210

Equity and Other Securities:
Equity securities, at fair value	$251	$214	$0	$465	$251	$212	$0	$463
Federal Home Loan Bank common stock	7,181	0	0	7,181	7,188	0	0	7,188
Federal Reserve Bank common stock	33,568	0	0	33,568	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,494	750	0	3,244	2,562	750	0	3,312
Total equity and other securities	$43,494	$964	$0	$44,458	$43,917	$962	$0	$44,879

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	94	$3,308,837	$179,251	18	$894,753	$193,894	112	$4,203,590	$373,145
Obligations of state and political subdivisions	292	244,080	16,724	0	0	0	292	244,080	16,724
Government agency mortgage-backed securities	431	289,183	12,368	85	107,216	11,388	516	396,399	23,756
Corporate debt securities	2	7,497	503	0	0	0	2	7,497	503
Government agency collateralized mortgage obligations	38	14,289	289	1	31	0	39	14,320	289
Total available-for-sale investment portfolio	857	$3,863,886	$209,135	104	$1,002,000	$205,282	961	$4,865,886	$414,417

As of December 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	47	$1,224,101	$14,873	13	$900,462	$91,184	60	$2,124,563	$106,057
Obligations of state and political subdivisions	27	23,966	56	0	0	0	27	23,966	56
Government agency mortgage-backed securities	147	139,442	2,475	52	67,273	2,590	199	206,715	5,065
Corporate debt securities	1	4,923	77	0	0	0	1	4,923	77
Government agency collateralized mortgage obligations	18	3,146	24	1	53	0	19	3,199	24
Total available-for-sale investment portfolio	240	$1,395,578	$17,505	66	$967,788	$93,774	306	$2,363,366	$111,279

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a majority of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position, which are currently rated A- or better, and the issuer of the securities both show a low risk of default. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2022 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2022. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $17.2 million at March 31, 2022 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized
(000’s omitted)	Cost	Fair Value
Due in one year or less	$152,902	$153,690
Due after one through five years	1,801,393	1,757,237
Due after five years through ten years	2,163,695	2,038,048
Due after ten years	1,579,600	1,366,764
Subtotal	5,697,590	5,315,739
Government agency mortgage-backed securities	476,790	454,247
Government agency collateralized mortgage obligations	17,429	17,172
Total	$6,191,809	$5,787,158

Investment securities with a carrying value of $2.51 billion and $2.32 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $436.8 million and $485.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at March 31, 2022 and December 31, 2021, respectively. All securities sold under agreement to repurchase as of March 31, 2022 and December 31, 2021 have an overnight and continuous maturity.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2022	2021
Business lending	$3,102,533	$3,075,904
Consumer mortgage	2,592,586	2,556,114
Consumer indirect	1,176,373	1,189,749
Consumer direct	152,445	153,811
Home equity	398,316	398,061
Gross loans, including deferred origination costs	7,422,253	7,373,639
Allowance for credit losses	(50,147)	(49,869)
Loans, net of allowance for credit losses	$7,372,106	$7,323,770

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of March 31, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$6,957	$39	$13,759	$20,755	$3,081,778	$3,102,533
Consumer mortgage	8,768	3,522	16,097	28,387	2,564,199	2,592,586
Consumer indirect	7,936	33	0	7,969	1,168,404	1,176,373
Consumer direct	750	0	1	751	151,694	152,445
Home equity	1,610	222	2,356	4,188	394,128	398,316
Total	$26,021	$3,816	$32,213	$62,050	$7,360,203	$7,422,253

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,540	$99	$24,105	$29,744	$3,046,160	$3,075,904
Consumer mortgage	10,297	3,328	15,027	28,652	2,527,462	2,556,114
Consumer indirect	9,611	87	0	9,698	1,180,051	1,189,749
Consumer direct	796	22	1	819	152,992	153,811
Home equity	1,778	272	2,532	4,582	393,479	398,061
Total	$28,022	$3,808	$41,665	$73,495	$7,300,144	$7,373,639

The delinquency status for loans on payment deferment due to COVID-19 financial hardship were reported at March 31, 2022 based on their delinquency status at the execution date of the payment deferment, unless subsequent to the execution date of the payment deferment, the borrower made all required past due payments to bring the loan to current status. Certain loans under extended pandemic-related forbearance were reclassified to nonaccrual status.

No interest income on nonaccrual loans was recognized during the three months ended March 31, 2022. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

The following tables show the amount of business lending loans by credit quality category at March 31, 2022 and December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
March 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$117,222	$483,382	$334,060	$317,223	$242,680	$742,997	$539,835	$2,777,399
Special mention	831	4,763	7,168	4,149	44,310	68,634	25,669	155,524
Classified	198	1,807	1,704	20,559	36,775	79,860	28,189	169,092
Doubtful	0	0	0	0	0	0	518	518
Total business lending	$118,251	$489,952	$342,932	$341,931	$323,765	$891,491	$594,211	$3,102,533

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$524,302	$328,885	$320,638	$248,175	$186,074	$584,912	$524,553	$2,717,539
Special mention	5,969	11,013	10,111	46,318	22,524	57,134	27,444	180,513
Classified	1,870	1,767	20,315	40,235	21,904	63,685	27,511	177,287
Doubtful	0	0	0	62	0	0	503	565
Total business lending	$532,141	$341,665	$351,064	$334,790	$230,502	$705,731	$580,011	$3,075,904

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming. Performing loans include loans classified as current as well as those classified as 30 - 89 days past due. Nonperforming loans include 90+ days past due and still accruing and nonaccrual loans.

The following table details the balances in all other loan categories at March 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
March 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$105,733	$495,405	$221,644	$172,573	$106,030	$644,931	$0	$1,746,316
Nonperforming	0	0	263	60	129	4,070	0	4,522
Total FICO AB	105,733	495,405	221,907	172,633	106,159	649,001	0	1,750,838
FICO CDE(2)
Performing	36,769	178,858	119,016	81,270	53,033	334,535	23,170	826,651
Nonperforming	0	403	793	1,001	1,687	11,213	0	15,097
Total FICO CDE	36,769	179,261	119,809	82,271	54,720	345,748	23,170	841,748
Total consumer mortgage	$142,502	$674,666	$341,716	$254,904	$160,879	$994,749	$23,170	$2,592,586

Consumer indirect:
Performing	$110,578	$546,880	$181,655	$157,786	$90,813	$88,628	$0	$1,176,340
Nonperforming	0	1	13	0	19	0	0	33
Total consumer indirect	$110,578	$546,881	$181,668	$157,786	$90,832	$88,628	$0	$1,176,373

Consumer direct:
Performing	$20,301	$62,650	$25,145	$20,697	$10,017	$7,534	$6,100	$152,444
Nonperforming	0	0	0	0	1	0	0	1
Total consumer direct	$20,301	$62,650	$25,145	$20,697	$10,018	$7,534	$6,100	$152,445

Home equity:
Performing	$14,418	$76,786	$41,090	$34,073	$16,860	$46,471	$166,040	$395,738
Nonperforming	0	0	64	84	170	706	1,554	2,578
Total home equity	$14,418	$76,786	$41,154	$34,157	$17,030	$47,177	$167,594	$398,316
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

The following table details the balances in all other loan categories at December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$514,680	$229,039	$183,469	$113,618	$116,417	$566,129	$0	$1,723,352
Nonperforming	0	266	0	131	435	3,236	0	4,068
Total FICO AB	514,680	229,305	183,469	113,749	116,852	569,365	0	1,727,420
FICO CDE(2)
Performing	168,870	122,546	85,253	57,973	54,396	300,341	25,028	814,407
Nonperforming	0	522	972	1,465	939	10,389	0	14,287
Total FICO CDE	168,870	123,068	86,225	59,438	55,335	310,730	25,028	828,694
Total consumer mortgage	$683,550	$352,373	$269,694	$173,187	$172,187	$880,095	$25,028	$2,556,114

Consumer indirect:
Performing	$590,857	$204,529	$182,458	$107,683	$39,385	$64,750	$0	$1,189,662
Nonperforming	0	34	0	24	17	12	0	87
Total consumer indirect	$590,857	$204,563	$182,458	$107,707	$39,402	$64,762	$0	$1,189,749

Consumer direct:
Performing	$72,584	$28,905	$24,770	$12,340	$4,396	$4,575	$6,218	$153,788
Nonperforming	0	4	18	1	0	0	0	23
Total consumer direct	$72,584	$28,909	$24,788	$12,341	$4,396	$4,575	$6,218	$153,811

Home equity:
Performing	$76,041	$43,106	$35,990	$18,824	$15,134	$35,740	$170,422	$395,257
Nonperforming	0	64	47	102	131	679	1,781	2,804
Total home equity	$76,041	$43,170	$36,037	$18,926	$15,265	$36,419	$172,203	$398,061
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

All loan classes are collectively assessed for impairment except business lending. A summary of individually assessed business loans as of March 31, 2022 and December 31, 2021 follows:

	March 31,	December 31,
(000’s omitted)	2022	2021
Loans with allowance allocation	$5,374	$7,102
Loans without allowance allocation	6,812	7,417
Carrying balance	12,186	14,519
Contractual balance	14,613	16,963
Specifically allocated allowance	504	566

The average carrying balance of individually assessed loans was $12.3 million and $34.9 million for the three months ended March 31, 2022 and 2021, respectively. No interest income was recognized on individually assessed loans for the three months ended March 31, 2022 and 2021.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three months ended March 31, 2022 and 2021 was immaterial.

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

Information regarding TDRs as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022						December 31, 2021
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	10	$1,002	4	$807	14	$1,809	10	$1,011	4	$811	14	$1,822
Consumer mortgage	59	2,654	48	2,468	107	5,122	61	2,694	47	2,420	108	5,114
Consumer indirect	0	0	69	746	69	746	0	0	72	829	72	829
Consumer direct	0	0	16	5	16	5	0	0	16	7	16	7
Home equity	10	227	12	225	22	452	10	235	12	232	22	467
Total	79	$3,883	149	$4,251	228	$8,134	81	$3,940	151	$4,299	232	$8,239

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2022 and 2021. Of the loans noted in the table below, all consumer mortgage loans for the three months ended March 31, 2022 and 2021 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	4	195	3	110
Consumer indirect	4	35	6	66
Consumer direct	0	0	1	7
Home equity	0	0	0	0
Total	8	$230	10	$183

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$21,021	$(116)	$70	$(967)	$20,008
Consumer mortgage	10,017	(40)	9	338	10,324
Consumer indirect	11,737	(1,688)	1,000	1,817	12,866
Consumer direct	2,306	(301)	176	544	2,725
Home equity	1,814	(11)	93	(428)	1,468
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,974	0	269	(487)	1,756
Allowance for credit losses – loans	49,869	(2,156)	1,617	817	50,147
Liabilities for off-balance-sheet credit exposures	803	0	0	89	892
Total allowance for credit losses	$50,672	$(2,156)	$1,617	$906	$51,039

	Three Months Ended March 31, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$28,190	$(51)	$67	$(1,164)	$27,042
Consumer mortgage	10,672	(100)	10	(896)	9,686
Consumer indirect	13,696	(1,399)	1,246	(2,423)	11,120
Consumer direct	3,207	(318)	231	(438)	2,682
Home equity	2,222	(98)	4	(585)	1,543
Unallocated	1,000	0	0	0	1,000
Purchased credit deteriorated	1,882	0	27	87	1,996
Allowance for credit losses – loans	60,869	(1,966)	1,585	(5,419)	55,069
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(300)	1,189
Total allowance for credit losses	$62,358	$(1,966)	$1,585	$(5,719)	$56,258

A stable economic forecast as well as improvements in non-economic qualitative adjustments resulting from lower levels of delinquencies, deferrals, and charge-offs, have resulted in an allowance for credit losses to total loans ratio of 0.68% at March 31, 2022, seven basis points lower than the level at March 31, 2021 and consistent with the level at December 31, 2021.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $18.1 million at March 31, 2022, and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as “CECL”, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards, as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period using a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that do utilize collateral values, with a four-quarter reversion to the historical mean, to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted, with forecasts available as of March 31, 2022. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and included the continued impact of COVID-19, such as supply chain pressures and their impact on collateral values and economic growth. The scenarios utilized forecast a generally positive outlook on the economy, with low unemployment figures and high collateral values for housing, commercial real estate, and vehicles. In addition to the economic forecast, the Company also considered additional qualitative adjustments as a result of COVID-19 and the impact on all industries, loan deferrals, delinquencies and downgrades.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending, and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans, and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the three months ended March 31, 2022 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$0	$0	$0	$0	$0	$0
Sales	0	2,627	0	0	0	2,627

All the sales during the three months ended March 31, 2022 were sales of secondary market eligible residential mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$69,403	$(61,362)	$8,041	$69,403	$(60,316)	$9,087
Other intangibles	119,263	(63,346)	55,917	116,799	(60,660)	56,139
Total amortizing intangibles	$188,666	$(124,708)	$63,958	$186,202	$(120,976)	$65,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Apr - Dec 2022	$10,341
2023	11,936
2024	10,072
2025	8,594
2026	7,718
Thereafter	15,297
Total	$63,958

Shown below are the components of the Company’s goodwill at December 31, 2021 and March 31, 2022:

(000’s omitted)	December 31, 2021	Activity	March 31, 2022
Goodwill	$799,109	$(29)	$799,080

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of March 31, 2022, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The trust was formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $0.1 million contribution to its defined benefit pension plan in the first quarter of 2022. The Company made a $2.9 million contribution to its defined benefit pension plan and a $0.09 million contribution to the Steuben Trust Company Pension Plan in the first quarter of 2021.

The net periodic benefit cost for the three months ended March 31, 2022 and 2021 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000’s omitted)	2022	2021	2022	2021
Service cost	$1,240	$1,480	$0	$0
Interest cost	1,334	1,259	11	11
Expected return on plan assets	(4,756)	(4,696)	0	0
Amortization of unrecognized net loss	211	900	9	11
Amortization of prior service cost	154	95	(45)	(45)
Net periodic benefit	$(1,817)	$(962)	$(25)	$(23)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2022.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2022, compared to approximately 0.03 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2021 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2022	2021
Net income	$47,055	$52,850
Income attributable to unvested stock-based compensation awards	(119)	(130)
Income available to common shareholders	$46,936	$52,720

Weighted-average common shares outstanding – basic	53,993	53,845
Basic earnings per share	$0.87	$0.98

Net income	$47,055	$52,850
Income attributable to unvested stock-based compensation awards	(119)	(130)
Income available to common shareholders	$46,936	$52,720

Weighted-average common shares outstanding - basic	53,993	53,845
Assumed exercise of stock options	386	438
Weighted-average common shares outstanding – diluted	54,379	54,283
Diluted earnings per share	$0.86	$0.97

Stock Repurchase Program

At its December 2020 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.68 million shares of the Company’s common stock, in accordance with securities laws and regulations, through December 31, 2021. At its December 2021 meeting, the Board approved a new stock repurchase program for 2022, authorizing the repurchase of up to 2.70 million shares of the Company’s common stock, in accordance with securities and banking laws and regulations, through December 31, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company repurchased 50,000 shares under the authorized plan during the first three months of 2022 and did not repurchase any shares under the authorized plan during the first three months of 2021.

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

The contract amounts of commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2022	2021
Commitments to extend credit	$1,502,768	$1,443,879
Standby letters of credit	42,190	42,684
Total	$1,544,958	$1,486,563

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	March 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$4,745,042	$87,045	$0	$4,832,087
Obligations of state and political subdivisions	0	476,155	0	476,155
Government agency mortgage-backed securities	0	454,247	0	454,247
Corporate debt securities	0	7,497	0	7,497
Government agency collateralized mortgage obligations	0	17,172	0	17,172
Total available-for-sale investment securities	4,745,042	1,042,116	0	5,787,158
Equity securities	465	0	0	465
Commitments to originate real estate loans for sale	0	0	7	7
Forward sales commitments	0	14	0	14
Interest rate swap agreements asset	0	106	0	106
Total	$4,745,507	$1,042,236	$7	$5,787,750

	December 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,900,924	$97,640	$0	$3,998,564
Obligations of state and political subdivisions	0	430,289	0	430,289
Government agency mortgage-backed securities	0	477,056	0	477,056
Corporate debt securities	0	7,962	0	7,962
Government agency collateralized mortgage obligations	0	20,339	0	20,339
Total available-for-sale investment securities	3,900,924	1,033,286	0	4,934,210
Equity securities	463	0	0	463
Commitments to originate real estate loans for sale	0	0	51	51
Forward sales commitments	0	32	0	32
Interest rate swap agreements asset	0	296	0	296
Interest rate swap agreements liability	0	(3)	0	(3)
Total	$3,901,387	$1,033,611	$51	$4,935,049

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statement of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2022				December 31, 2021
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$0	$0	$0	$0	$1,820	$1,820
Other real estate owned	0	0	416	416	0	0	718	718
Mortgage servicing rights	0	0	0	0	0	0	810	810
Contingent consideration	0	0	(3,100)	(3,100)	0	0	(3,100)	(3,100)
Total	$0	$0	$(2,684)	$(2,684)	$0	$0	$248	$248

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 73.5% at March 31, 2022 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was no valuation allowance at March 31, 2022 and December 31, 2021.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	March 31, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$416	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.5% (40.7%)
Commitments to originate real estate loans for sale	7	Discounted cash flow	Embedded servicing value	1.0%
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$1,820	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 43.1% (43.1%)
Other real estate owned	718	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 42.3% (33.3%)
Commitments to originate real estate loans for sale	51	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	810	Discounted cash flow	Weighted average constant prepayment rate	6.4% - 15.2% (14.0%)
			Weighted average discount rate	2.3% - 2.7% (2.6%)
			Adequate compensation	$7/loan
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that, if changed, could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for individually assessed loans was calculated by dividing the total of the book value of the collateral of the individually assessed loans classified as Level 3 by the total of the fair value of the collateral of the individually assessed loans classified as Level 3. The weighted average of the estimated cost of disposal/market adjustment for other real estate owned was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for the contingent consideration was calculated by adding the discount rates used for the calculation of the fair value of each payment of contingent consideration, weighted by the amount of the payment as part of the total fair value of contingent consideration.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying		Carrying
(000's omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$7,372,106	$7,321,891	$7,323,770	$7,523,024
Financial liabilities:
Deposits	13,317,667	13,304,381	12,911,168	12,911,197
Securities sold under agreement to repurchase, short-term	300,531	300,531	324,720	324,720
Other Federal Home Loan Bank borrowings	1,864	1,846	1,888	1,907
Subordinated notes payable	3,270	3,270	3,277	3,277

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

Borrowings have been classified as a Level 2 valuation. The fair value of short-term borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for long-term debt are estimated using discounted cash flows and interest rates currently being offered on similar securities. The difference between the carrying values of long-term borrowings and their fair values, are not material as of the reporting dates.

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at March 31, 2022 and December 31, 2021. The effect of the changes to these derivatives for the three months ended March 31, 2022 and March 31, 2021 was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $0.4 million at March 31, 2022 and $0.5 million at December 31, 2021. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $0.4 million at March 31, 2022 and $0.5 million at December 31, 2021. At March 31, 2022, the weighted average receive rate of these interest rate swaps was 2.65%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.0 years. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 2.35%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.3 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $5.3 million at March 31, 2022 and $5.3 million at December 31, 2021, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At March 31, 2022, the weighted average receive rate of these interest rate swaps was 1.58%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.3 years. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 1.39%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021 are immaterial.

As of March 31, 2022 and December 31, 2021, the following amounts were recorded in the consolidated statement of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	March 31,	December 31,	March 31,	December 31,
the Hedged Item Is Included	2022	2021	2022	2021
Loans	$5,587	$5,400	$(106)	$(293)

Fair values of derivative instruments as of March 31, 2022 and December 31, 2021 are as follows:

(000’s omitted)	March 31, 2022
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of	Fair	Consolidated Statement of	Fair
	Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$106

Derivatives not designated as hedging instruments under Subtopic 815-20
Commitments to originate real estate loans for sale	Other assets	7
Forward sales commitments	Other assets	14
Total derivatives		$127		$0

(000’s omitted)	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$293

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	3	Accrued interest and other liabilities	$3
Commitments to originate real estate loans for sale	Other assets	51
Forward sales commitments	Other assets	32
Total derivatives		$379		$3

The Company assessed its counterparty risk at March 31, 2022 and December 31, 2021 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes the operating subsidiaries Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Fringe Benefits Design of Minnesota, Inc. (“FBD”), Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup NY, Inc. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended March 31, 2022
Net interest income	$94,798	$68	$6	$0	$94,872
Provision for credit losses	906	0	0	0	906
Noninterest revenues	18,008	30,188	19,540	(2,063)	65,673
Amortization of intangible assets	1,045	1,671	1,016	0	3,732
Acquisition expenses	298	1	0	0	299
Other operating expenses	66,656	17,597	13,586	(2,063)	95,776
Income before income taxes	$43,901	$10,987	$4,944	$0	$59,832
Assets	$15,402,218	$260,166	$97,945	$(134,446)	$15,625,883
Goodwill	$689,868	$85,292	$23,920	$0	$799,080
Core deposit intangibles & Other intangibles	$8,041	$38,348	$17,569	$0	$63,958

Three Months Ended March 31, 2021
Net interest income	$93,839	$94	$21	$0	$93,954
Provision for credit losses	(5,719)	0	0	0	(5,719)
Noninterest revenues	16,454	27,149	16,817	(1,889)	58,531
Amortization of intangible assets	1,324	1,354	673	0	3,351
Acquisition expenses	27	0	0	0	27
Other operating expenses	65,007	15,005	11,745	(1,889)	89,868
Income before income taxes	$49,654	$10,884	$4,420	$0	$64,958
Assets	$14,427,834	$210,297	$82,074	$(100,024)	$14,620,181
Goodwill	$689,869	$83,275	$20,312	$0	$793,456
Core deposit intangibles & Other intangibles	$12,507	$30,697	$6,385	$0	$49,589

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2022 and 2021, although in some circumstances the fourth quarter of 2021 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 29. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2022, “last year” and equivalent terms refer to calendar year 2021, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 76-88 of the most recent Form 10-K (fiscal year ended December 31, 2021) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 10 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses and the unrealized gain (loss) on equity securities. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses and the unrealized gain (loss) on equity securities from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL and the economic uncertainty caused by the COVID-19 pandemic. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.91 in the first quarter of 2022, compared to $1.00 in the first quarter of 2021, a decrease of $0.09, or 9.0%. Adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, was $1.12 in the first quarter of 2022, up $0.03, or 2.8%, from the first quarter of 2021. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and optimize interest rate risk, yield and liquidity, (iv) increase the noninterest component of total revenues through growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

First quarter net income decreased $5.8 million as compared to the first quarter of 2021. Earnings per share of $0.86 for the first quarter of 2022 decreased $0.11 from the first quarter of 2021. The decrease in net income and earnings per share for the quarter are primarily the result of increases in the provision for credit losses, operating expenses, income taxes and fully-diluted shares outstanding, partially offset by increases in noninterest revenues and net interest income. First quarter net income adjusted to exclude acquisition expenses and unrealized gains on equity securities (“operating net income”), a non-GAAP measure, decreased $5.6 million as compared to the first quarter of 2021. Earnings per share adjusted to exclude acquisition expenses and unrealized gains on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.87 for the first quarter decreased $0.10 compared to the first quarter of 2021. First quarter 2021 results were complemented by a net benefit recorded in the provision for credit losses and higher Paycheck Protection Program (“PPP”)-related revenues than the first quarter of 2022 which, net of tax, were responsible for a $0.17 decrease in fully-diluted operating earnings per share year-over-year.

Loans and deposits increased on both an average and ending basis as compared to the prior year first quarter, reflective of large net inflows of funds from government stimulus programs and PPP lending, along with improving economic conditions and the Company’s enhanced focus on organic loan generation. The average yield on interest earning assets decreased 34 basis points compared to the prior year first quarter as the average yield on loans declined while the average yield on investments increased. The average yield on loans for the first quarter decreased by 41 basis points compared to the first quarter of 2021, driven by a decrease in market interest rates on new loan originations and a decrease in PPP-related interest income between the periods. During the first quarter of 2022, the Company recorded $1.7 million of PPP-related interest income, including the recognition of $1.5 million of deferred loan fees. This compares to $6.9 million of PPP-related interest income recorded in the prior year’s first quarter, including the recognition of $5.9 million of deferred loan fees. The average yield on investments, including cash equivalents, increased 11 basis points compared to the prior year, as the Company meaningfully shifted the composition of earning assets away from low-yield cash equivalents to higher yielding investment securities between the periods. The Company’s total cost of funds decreased four basis points from the year earlier period, as the rate paid on interest-bearing deposits decreased five basis points, the rate paid on borrowings decreased 38 basis points and noninterest-bearing demand deposit balances increased from the prior year first quarter. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The first quarter 2022 provision for credit losses of $0.9 million was $6.6 million higher than the net benefit recognized in the provision for credit losses of $5.7 million during the first quarter of 2021, reflective of a stable economic outlook, low levels of net charge-offs and delinquent loans, an increase in loans outstanding and a decrease in nonperforming loans. Comparatively, in the first quarter of 2021, economic forecasts had improved considerably, resulting in a release of reserves in that quarter. Net charge-offs were $0.5 million for the first quarter of 2022, compared to $0.4 million of net charge-offs for the first quarter of 2021. First quarter 2022 nonperforming loan ratios decreased in comparison to the first quarter of 2021 largely attributable to the upgrade of several large business loans from nonaccrual status to accruing status during the fourth quarter of 2021 and first quarter of 2022.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $47.1 million decreased $5.8 million, or 11.0%, as compared to the first quarter of 2021. Earnings per share of $0.86 for the first quarter decreased $0.11 compared to the first quarter of 2021. The decrease in net income and earnings per share for the quarter are primarily the result of increases in the provision for credit losses, operating expenses, income taxes and fully-diluted shares outstanding, partially offset by increases in noninterest revenues and net interest income. Operating net income, a non-GAAP measure, of $47.3 million for the first quarter decreased $5.6 million, or 10.5%, as compared to the first quarter of 2021. Operating earnings per share, a non-GAAP measure, of $0.87 for the first quarter was down $0.10 compared to the first quarter of 2021. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $94.9 million was up $0.9 million, or 1.0%, from the comparable prior year period. The improvement resulted from an increase in interest-earning assets and a decrease in the rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liabilities.

The provision for credit losses of $0.9 million for the first quarter increased $6.6 million as compared to the $5.7 million net benefit recorded in the provision for credit losses in the first quarter of 2021, reflective of a stable economic outlook, low levels of net charge-offs and delinquent loans, an increase in loans outstanding and a decrease in nonperforming loans.

First quarter noninterest revenues were $65.7 million, up $7.1 million, or 12.2%, from the first quarter of 2021. The increase was a result of increases in employee benefit services revenue, insurance services revenue, deposit services charges and fees, debit interchange and ATM fees and wealth management services revenue, partially offset by decreases in mortgage banking revenue, other banking services revenue and unrealized gains on equity securities.

Noninterest expenses of $99.8 million for the first quarter reflected an increase of $6.6 million, or 7.0%, from the first quarter of 2021. Excluding acquisition-related expenses, first quarter 2022 operating expenses were $6.3 million, or 6.7%, higher as compared to the prior year first quarter. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, business development and marketing, other expenses, legal and professional fees, amortization of intangible assets, acquisition expenses and data processing and communications, partially offset by a decrease in occupancy and equipment expenses.

Income tax expense increased $0.7 million between comparable quarters due to lower levels of tax benefits related to stock-based compensation activity, an increase in certain state income taxes that were enacted between the periods and a decrease in the proportion of tax-exempt revenues in relation to total revenues, partially offset by a lower amount of pretax income.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2022	2021
Net interest income	$94,872	$93,954
Provision for credit losses	906	(5,719)
Noninterest revenues	65,673	58,531
Noninterest expenses	99,807	93,246
Income before income taxes	59,832	64,958
Income taxes	12,777	12,108
Net income	$47,055	$52,850

Diluted weighted average common shares outstanding	54,515	54,417
Diluted earnings per share	$0.86	$0.97

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments, and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of earning assets.

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $95.7 million, a $0.8 million, or 0.9%, increase from the same period last year. The increase resulted from a $1.54 billion increase in average interest-earnings assets and a six basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 34 basis point decrease in the average yield on interest-earning assets and a $1.01 billion increase in average interest-bearing liabilities from the first quarter of 2021. As reflected in Table 3, the favorable impacts of the volume increase in interest-earning assets of $11.3 million and the decrease in the average rate paid on interest-bearing liabilities of $1.3 million were partially offset by the unfavorable impacts of the decrease in the average yield on earning assets of $11.4 million and the volume increase in interest-bearing liabilities of $0.4 million. The net interest margin of 2.73% for the first quarter of 2022 was 30 basis points lower than the comparable period of 2021.

The lower average yield on interest earning assets for the quarter was the result of a decrease in the average yield on loans, partially offset by an increase in the average yield on investments, including cash equivalents. The average yield on loans for the first quarter decreased by 41 basis points compared to the first quarter of 2021, reflective of lower market interest rates on new loan originations and a decrease in PPP-related interest income between the periods. During the first quarter of 2022, the Company recorded $1.7 million of PPP-related interest income, including the recognition of $1.5 million of deferred loan fees. This compares to $6.9 million of PPP-related interest income recorded in the prior year’s first quarter, including the recognition of $5.9 million of deferred loan fees. The average yield on investments, including cash equivalents, increased 11 basis points compared to the prior year, as the Company meaningfully shifted the composition of earning assets away from low-yield cash equivalents to higher yield investment securities between the periods. The average yield on cash equivalents increased nine basis points compared to the first quarter of 2021, while the average yield on investments, excluding cash equivalents, decreased 28 basis points.

The average rate on interest-bearing liabilities decreased six basis points compared to the prior year quarter due to a five basis point decrease in the average rate paid on interest-bearing deposits, primarily driven by a decrease in the interest rate paid on time deposits and a 38 basis point decrease in the average rate paid on borrowings. The decrease in the average cost of borrowings was primarily the result of the redemption of certain higher rate subordinated debt instruments in the first quarter of 2021, as well as the decrease in the rates paid on customer repurchase agreements in response to market conditions.

The first quarter average balance of investments, including cash equivalents, increased $1.51 billion as compared to the corresponding prior year period primarily due to the continued net inflows of deposits. Investment purchases outpaced maturities, calls and principal payments during the first quarter of 2022 as the Company meaningfully shifted the composition of earning assets away from low-yield cash equivalents to higher yielding investment securities. Average loan balances were $30.4 million greater than the prior year’s first quarter balances with growth in the consumer indirect, consumer mortgage, home equity and consumer direct portfolios, partially offset by a decrease in the business lending portfolio due to high levels of PPP loan forgiveness. Excluding PPP loans, average loan balances were $378.1 million greater than the prior year’s first quarter balances with growth in all loan portfolios.

Average interest-bearing deposits increased $1.04 billion between the first quarter of 2021 and the first quarter of 2022 with growth in interest checking, savings and money market deposits due to large inflows of government stimulus-related deposit funding, partially offset by a decrease in time deposits. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), decreased $26.6 million compared to the prior year quarter primarily due to decreases in subordinated debt held by unconsolidated subsidiary trusts associated with the redemption of $77.3 million of trust preferred subordinated debt held by Community Capital Trust IV during the first quarter of 2021 and FHLB borrowings, partially offset by an increase in customer repurchase agreements.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using marginal income tax rates of 24.3% and 24.1% in 2022 and 2021, respectively. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment fees and the accretion of acquired loan marks. Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$930,882	$427	0.19%	$1,666,715	$415	0.10%
Taxable investment securities (1)	5,502,965	22,164	1.63%	3,239,019	14,760	1.85%
Nontaxable investment securities (1)	413,268	3,277	3.22%	427,687	3,511	3.33%
Loans (net of unearned discount) (2)	7,389,290	72,658	3.99%	7,358,848	79,882	4.40%
Total interest-earning assets	14,236,405	98,526	2.81%	12,692,269	98,568	3.15%
Noninterest-earning assets	1,359,804			1,465,416
Total assets	$15,596,209			$14,157,685

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,186,821	821	0.04%	$7,109,082	754	0.04%
Time deposits	914,843	1,744	0.77%	952,407	2,358	1.00%
Customer repurchase agreements	313,046	211	0.27%	272,542	237	0.35%
FHLB borrowings	1,873	10	2.03%	6,252	31	2.02%
Subordinated notes payable	3,274	38	4.74%	3,301	38	4.74%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	62,715	293	1.89%
Total interest-bearing liabilities	9,419,857	2,824	0.12%	8,406,299	3,711	0.18%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,968,197			3,491,581
Other liabilities	167,312			193,013
Shareholders' equity	2,040,843			2,066,792
Total liabilities and shareholders' equity	$15,596,209			$14,157,685

Net interest earnings		$95,702			$94,857

Net interest spread			2.69%			2.97%
Net interest margin on interest-earning assets			2.73%			3.03%

Fully tax-equivalent adjustment		$830			$903
(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.

(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended March 31, 2022
	versus March 31, 2021
	Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(236)	$248	$12
Taxable investment securities	9,290	(1,886)	7,404
Nontaxable investment securities	(116)	(118)	(234)
Loans	329	(7,553)	(7,224)
Total interest-earning assets (2)	11,303	(11,345)	(42)

Interest paid on:
Interest checking, savings and money market deposits	110	(43)	67
Time deposits	(90)	(524)	(614)
Customer repurchase agreements	32	(58)	(26)
FHLB borrowings	(21)	0	(21)
Subordinated notes payable	0	0	0
Subordinated debt held by unconsolidated subsidiary trusts	(293)	0	(293)
Total interest-bearing liabilities (2)	409	(1,296)	(887)

Net interest earnings (2)	$10,905	$(10,060)	$845
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000's omitted)	2022	2021
Employee benefit services	$29,580	$26,533
Deposit service charges and fees	9,350	7,781
Mortgage banking	155	688
Debit interchange and ATM fees	6,805	6,299
Insurance services	10,409	8,153
Wealth management services	8,633	8,199
Other banking revenues	739	854
Subtotal	65,671	58,507
Unrealized gain on equity securities	2	24
Total noninterest revenues	$65,673	$58,531

Noninterest revenues/operating revenues (FTE basis) (1)	40.9%	38.4%
(1)	For purposes of this ratio noninterest revenues excludes unrealized gain on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues, excluding unrealized gain on equity securities and acquired non-PCD loan accretion. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $65.7 million for the first quarter of 2022. This represents an increase of $7.1 million, or 12.2%, for the quarter in comparison to the same 2021 timeframe. The increase was a result of increases in banking noninterest revenue, employee benefit services revenue, wealth management services revenue and insurance services revenue, partially offset by a decrease in unrealized gain on equity securities.

Banking noninterest revenue of $17.1 million for the first quarter of 2022 increased $1.4 million, or 9.1% as compared to the corresponding prior year period. This year-over-year increase was primarily driven by increases in deposit service charges and fees, including an increase in overdraft fees, and debit interchange and ATM fees, reflective of increased transaction activity, partially offset by decreases in mortgage banking revenue and other banking revenues.

Employee benefit services revenue increased $3.1 million, or 11.5%, as compared to the prior year first quarter primarily related to increases in employee benefit trust and custodial fees, as well as incremental revenues from the acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) during the third quarter of 2021. Wealth management services revenue was up $0.4 million, or 5.3%, as compared to the prior year first quarter primarily driven by increases in investment management and trust services revenues. Insurance services revenue was up $2.3 million, or 27.7%, for the first quarter of 2022 as compared to the first quarter of 2021, driven by organic expansion, as well as the second quarter 2021 acquisition of a Florida-based personal lines insurance agency and third quarter 2021 acquisition of a Boston-based specialty-lines insurance practice.

The ratio of noninterest revenues to operating revenues (FTE basis) was 40.9% for the quarter ended March 31, 2022 versus 38.4% for the equivalent period of 2021. The decrease is due to a 12.2% increase in adjusted noninterest revenues driven by the factors noted above, while adjusted net interest income (FTE basis) increased 0.9% driven by significant earning asset growth partially offset by net interest margin contraction.

The Company is continuing to evaluate its deposit offerings and associated deposit services charges and fees, but is presently uncertain to whether any resulting modifications will have a material impact to banking noninterest revenues. The pending Elmira acquisition is expected to provide incremental deposit service charges and fees revenue and debit interchange and ATM fees revenue once completed.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2022	2021
Salaries and employee benefits	$61,648	$57,632
Occupancy and equipment	10,952	11,300
Data processing and communications	12,659	12,391
Amortization of intangible assets	3,732	3,351
Legal and professional fees	3,617	3,034
Business development and marketing	2,743	2,030
Acquisition expenses	299	27
Other	4,157	3,481
Total noninterest expenses	$99,807	$93,246
Operating expenses(1) /average assets	2.49%	2.57%
Efficiency ratio(2)	59.6%	59.0%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gain on equity securities. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $99.8 million for the first quarter of 2022, representing an increase of $6.6 million, or 7.0%, from the prior year first quarter. The increase in operating expenses was attributable to a $4.0 million, or 7.0%, increase in salaries and employee benefits, a $0.7 million, or 35.1%, increase in business development and marketing, a $0.6 million, or 19.2%, increase in legal and professional fees, a $0.6 million, or 19.4%, increase in other expenses, a $0.4 million, or 11.4%, increase in the amortization of intangible assets, a $0.3 million, or 2.2%, increase in data processing and communications expenses and a $0.3 million increase in acquisition-related expenses. The increases in these expenses were partially offset by a $0.3 million, or 3.1% decrease in occupancy and equipment expense. The increase in salaries and benefits expense was driven by increases in merit and incentive-related employee wages, higher payroll taxes, and higher employee benefit-related expenses, offset, in part, by a decrease in full-time equivalent staff between the periods. Other expenses were up due to the general increase in the level of business activities, including increases in business development and marketing expenses, insurance, professional fees and travel-related expenses. The increase in data processing and communications expenses was due to the Company’s implementation of new customer-facing digital technologies and back office systems between the comparable periods. The decrease in occupancy and equipment expense was largely driven by branch office consolidations undertaken between the periods.

The Company’s efficiency ratio (as defined in the table above) was 59.6% for the first quarter of 2022, 0.6 percentage points unfavorable to the comparable quarter of 2021. This resulted from operating expenses (as described above) increasing 6.6%, while operating revenue (as described above) increased by a lesser 5.5%. Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets decreased eight basis points versus the prior year first quarter. First quarter operating expenses (as defined above) increased 6.6% year-over-year, while average assets increased 10.2% primarily due to large inflows of government stimulus-related deposit funding.

Income Taxes

The first quarter 2022 effective income tax rate was 21.4%, compared to 18.6% for the first quarter of 2021. The increase in the rate is primarily attributable to a lower level of benefit derived from stock based compensation activity in the first quarter of 2022. The Company recorded a $0.6 million and $1.8 million reduction in income tax expense associated with stock-based compensation tax benefits for the first quarter of 2022 and 2021, respectively. The effective tax rates excluding the stock-based compensation tax benefits were 22.3% for the first quarter of 2022 and 21.4% for the first quarter of 2021, reflective of an increase in certain state income taxes that were enacted between the periods and a decrease in the proportion of tax-exempt revenues in relation to total revenues in the first quarter of 2022 as compared to the prior year’s first quarter.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $5.83 billion at the end of the first quarter, an increase of $852.5 million, or 17.1%, from December 31, 2021 and $2.00 billion, or 52.0%, higher than March 31, 2021. The carrying value of cash equivalents was $840.6 million at the end of the first quarter, a decrease of $877.9 million, or 51.1%, from December 31, 2021 and $1.16 billion, or 57.9%, lower than March 31, 2021, as the Company meaningfully shifted the composition of earning assets away from low-yield cash equivalents to higher yielding investment securities between the periods. The book value (excluding unrealized gains and losses) of investment securities increased $1.21 billion from December 31, 2021 and increased $2.29 billion from March 31, 2021. During the first quarter of 2022, the Company purchased $1.14 billion of U.S. Treasury and agency securities with an average yield of 1.62%, $25.8 million of government agency mortgage-backed securities with an average yield of 2.42%, and $95.7 million of obligations of state and political subdivisions with an average yield of 3.31%. These additions were offset by proceeds of $50.0 million from investment maturities, calls, and principal payments during the first three months of 2022. Additionally, there was $4.7 million of net accretion on investment securities during the first quarter of 2022. The effective duration of the investment securities portfolio was 6.9 years at the end of the first quarter of 2022, as compared to 7.5 years at the end of 2021 and 7.8 years at the end of the first quarter of 2021.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2022, the portfolio had a $403.7 million net unrealized loss, a decrease of $358.8 million from the $44.9 million net unrealized loss at December 31, 2021 and a $297.4 million decrease from the $106.3 million net unrealized loss at March 31, 2021. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

The following table sets forth the fair value for the Company’s investment securities portfolio:

Table 6: Investment Securities

	March 31,	December 31,	March 31,
(000's omitted)	2022	2021	2021
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$4,832,087	$3,998,564	$2,756,258
Obligations of state and political subdivisions	476,155	430,289	450,171
Government agency mortgage-backed securities	454,247	477,056	544,986
Corporate debt securities	7,497	7,962	3,082
Government agency collateralized mortgage obligations	17,172	20,339	36,894
Total available-for-sale portfolio	5,787,158	4,934,210	3,791,391

Equity and other Securities:
Equity securities, at fair value	465	463	469
Federal Home Loan Bank common stock	7,181	7,188	7,410
Federal Reserve Bank common stock	33,568	33,916	33,916
Other equity securities, at adjusted cost	3,244	3,312	3,311
Total equity and other securities	44,458	44,879	45,106

Total investments	$5,831,616	$4,979,089	$3,836,497

Loans

Loans ended the first quarter at $7.42 billion, $48.6 million, or 0.7%, higher than the fourth quarter of 2021 ending loans of $7.37 billion and $53.9 million, or 0.7%, higher than March 31, 2021.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing. The business lending portfolio decreased $289.3 million, or 8.5%, from March 31, 2021, primarily driven by a $356.4 million net decrease in PPP loans due to loan forgiveness activities. The portfolio increased $26.6 million, or 0.9%, from December 31, 2021, despite a $42.1 million net decrease in PPP loans between the periods due to loan forgiveness activities. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA, including lending pursuant to the 2020 Coronavirus Aid, Relief, and Security Act’s (“CARES Act”), now known as first draw loans. In addition, the Company participated in the 2021 Consolidated Appropriations Act’s (“CAA”) PPP loan program, now known as second draw loans. As of March 31, 2022, the Company’s business lending portfolio included 23 first draw PPP loans with a total balance of $1.8 million and 400 second draw PPP loans with a total balance of $42.6 million. This compares to 32 first draw PPP loans with a total balance of $10.7 million and 690 second draw PPP loans with a total balance of $77.2 million at the end of the fourth quarter of 2021, and 874 first draw PPP loans with a total balance of $219.4 million and 1,819 second draw PPP loans with a total balance of $191.5 million at March 31, 2021.

Consumer mortgages increased $183.2 million, or 7.6%, from one year ago, and increased $36.5 million, or 1.4%, from December 31, 2021, driven by continued strong housing demand and the Company’s competitive product offerings and business development efforts. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. The Company is currently holding almost all of its new consumer mortgage production in portfolio. Home equity loans increased $2.9 million, or 0.7%, from one year ago, and increased $0.3 million, or 0.1%, from December 31, 2021.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $157.1 million, or 13.4%, from one year ago, and decreased $14.7 million, or 1.1%, from December 31, 2021. Strained supplies in all categories have had some impact on growth opportunities and continue to cause elevated collateral values in all indirect collateral categories. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable, in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The ultimate impact the COVID-19 pandemic will have on loan demand and the Company’s loan balances for the rest of 2022 remains uncertain at this time. The Company’s business lending balances will be unfavorably impacted as first draw and second draw PPP loans continue to be forgiven by the SBA. The Company anticipates assisting the majority of its PPP borrowers with forgiveness requests during the remainder of 2022. The longer-term implications that COVID-19 and the repayment of PPP loans will have on business lending loan demand continue to be difficult to predict.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, total allowance for credit losses at the end of the first quarter was $50.1 million, down $4.9 million, or 8.9%, from one year earlier and up $0.3 million, or 0.6%, from the end of 2021.

Table 7: Allowance for Credit Losses by Loan Type

	March 31, 2022		December 31, 2021		March 31, 2021
(000's omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$20,008	41.4%	$21,021	41.2%	$27,042	45.4%
Consumer mortgage	10,324	34.9%	10,017	34.7%	9,686	32.7%
Consumer indirect	12,866	15.8%	11,737	16.1%	11,120	14.0%
Consumer direct	2,725	2.1%	2,306	2.1%	2,682	1.9%
Home equity	1,468	5.4%	1,814	5.4%	1,543	5.4%
PCD loans	1,756	0.4%	1,974	0.5%	1,996	0.6%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$50,147	100.0%	$49,869	100.0%	$55,069	100.0%

As demonstrated in Table 7 and discussed previously, business lending and consumer installment carry higher credit risk than residential real estate, and as a result, these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at March 31, 2022 was consistent with December 31, 2021 and March 31, 2021. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	March 31,	December 31,	March 31,
	2022	2021	2021
Allowance for credit losses/total loans	0.68%	0.68%	0.75%
Allowance for credit losses/nonperforming loans	139%	110%	73%
Nonaccrual loans/total loans	0.43%	0.57%	0.99%
Allowance for credit losses/nonaccrual loans	156%	120%	75%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	(0.03)%	0.10%	(0.01)%
Consumer mortgage	0.00%	0.00%	0.02%
Consumer indirect	0.24%	0.24%	0.06%
Consumer direct	0.32%	0.53%	0.22%
Home equity	(0.08)%	0.01%	0.10%
Total loans	0.03%	0.09%	0.02%

The net charge-offs during the first quarter of 2022 were $0.5 million, $0.1 million higher than the first quarter of 2021. The business lending, home equity, and consumer mortgage portfolios experienced lower net charge-offs during the first quarter of 2022, as compared to the first quarter of 2021, while the consumer indirect and consumer direct portfolios experienced higher net charge-offs than the equivalent prior year period. The total net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2022 was 0.03%, one basis point higher than the first quarter of 2021. Net charge-off ratios for the first quarter of 2022 for the home equity, consumer direct, business lending, and consumer mortgage portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer indirect portfolio was above the Company’s average for the trailing eight quarters. The Company believes the continued very low amount of net charge-offs recorded in the first quarter is reflective of general economic conditions, including low levels of unemployment. This is coupled with the residual effect of the extraordinary Federal and State Government financial support provided to consumers throughout the COVID-19 pandemic along with financial support provided to businesses in the form of PPP loans and forbearance programs.

Other real estate owned (“OREO”) at March 31, 2022 was $0.4 million. This compares to $0.7 million at December 31, 2021 and $0.8 million as of March 31, 2021. At March 31, 2022, OREO consisted of five residential properties with a total value of $0.4 million. This compares to two residential properties with a total value of $0.1 million and one commercial property with a total value of $0.6 million at December 31, 2021, and four residential properties with a total value of $0.2 million and one commercial property with a value of $0.6 million at March 31, 2021.

Approximately 38% of the nonperforming loans at March 31, 2022 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming loans decreased significantly from the prior year as the economic environment improved and businesses resumed normal operations. The Company upgraded several large business loans that had previously requested extended loan repayment forbearance due to pandemic-related hardship from nonaccrual to accruing status during the first quarter of 2022 and fourth quarter of 2021. These borrowers had successfully restored all past due payments to current status, resumed their pre-forbearance payment obligations for a period of at least six months, and demonstrated sufficient repayment capacity and cash reserves to be reclassified to accruing status during the fourth quarter of 2021 and first quarter of 2022.

Approximately 54% of nonperforming loans at March 31, 2022 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s market area have generally remained stable or have increased over the past several years. Additionally, strong economic conditions prior to COVID-19 and the recent economic recovery, including lower unemployment levels, has positively impacted consumers and had resulted in more favorable nonperforming consumer mortgage ratios. The Company will continue to closely monitor the impact that economic conditions associated with the COVID-19 pandemic could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 139% at the end of the first quarter, as compared to 110% at year-end 2021 and 73% at March 31, 2021. The increase in this ratio between the annual quarterly periods was primarily driven by a continued decrease in nonperforming business loans noted above.

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

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.84% at the end of the first quarter, 16 basis points below the 1.00% at year-end 2021 and 45 basis points below the 1.29% at March 31, 2021. The business lending delinquency ratio at the end of the first quarter was 30 basis points below the level at December 31, 2021 and 106 basis points below the level at March 31, 2021, largely attributable to the reclassification of certain business loans’ status from nonaccrual to accruing during the fourth quarter of 2021 and first quarter of 2022. The delinquency rates for the consumer mortgage, consumer indirect, consumer direct and home equity portfolios all increased as compared to the levels at March 31, 2021, however, all decreased as compared to their levels at December 31, 2021. The Company believes that its credit-related losses and delinquent loan levels have recently been below longer-term historical levels in part due to the extraordinary Federal and Statement Government financial assistance provided to consumers throughout the pandemic, as well as the funding support to business customers who participated in PPP lending.

Prediction of future delinquency and credit loss performance is difficult, because although recent economic growth has been above average and the majority of the restrictions that were put in place during the pandemic have been lifted, there remains uncertainty surrounding the future evolution of the virus, as well as the economic fallout created by supply chain constraints and inflationary pressures. Due to the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention and economic conditions return to a more normalized state.

The Company recorded a $0.9 million provision for credit losses in the first quarter, including a $0.1 million credit loss expense related to off-balance sheet credit exposures. The first quarter provision for credit losses was $6.6 million higher than the equivalent prior year period’s net benefit in the provision for credit losses of $5.7 million, which was mostly driven by a significantly more favorable economic condition and outlook and a decline in outstanding balances. The allowance for credit losses of $50.1 million as of March 31, 2022 decreased $4.9 million from the level one year ago. The current quarter provision for credit losses is reflective of a stable economic outlook, low levels of net charge-offs and delinquent loans, an increase in loans outstanding, and a decrease in nonperforming loans. The allowance for credit losses to total loans ratio was 0.68% at March 31, 2022, seven basis points lower than the level at March 31, 2021 and consistent with the level at December 31, 2021.

Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2022, the net purchase discount related to the $966.0 million of remaining non-PCD loan balances acquired from prior period acquisitions was approximately $7.3 million, or 0.75% of that portfolio.

Deposits

As shown in Table 9, average deposits of $13.07 billion in the first quarter were $1.52 billion, or 13.1%, higher than the first quarter of 2021, primarily due to large inflows of government stimulus-related deposit funding. Total average deposit balances increased $237.7 million, or 1.9%, from the fourth quarter of last year, due to continued net inflows of deposits. The mix of average deposit balances changed as the weighting of non-time deposits (noninterest checking, interest checking, savings and money markets) to total deposits has increased slightly from the prior year levels. The quarterly average cost of deposits was 0.08% for the first quarter of 2022, compared to 0.11% in the first quarter of 2021, reflective of the decrease in the average interest rate on interest bearing deposits primarily due to a decrease in the interest rate paid on time deposits and the impact of aforementioned change in deposit mix. The Company continues to focus on growing its core deposit relationships through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the first quarter of 2022 increased $182.4 million, or 1.6%, versus the fourth quarter of 2021 and increased $1.21 billion, or 11.9%, versus the year-earlier period. Average public fund deposits for the first quarter increased $55.3 million, or 3.3%, from the fourth quarter of 2021 due to the seasonal receipt of taxes and increased $310.4 million, or 22.0%, from the first quarter of 2021, partially attributable to the funding received by local governments and school districts associated with federal COVID and infrastructure programs. Average public fund deposits as a percentage of total average deposits increased from 12.2% in the first quarter of 2021 to 13.2% in the first quarter of 2022.

Table 9: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000’s omitted)	2022	2021	2021
Noninterest checking deposits	$3,968,197	$3,935,586	$3,491,581
Interest checking deposits	3,307,299	3,215,815	2,962,038
Savings deposits	2,299,645	2,227,776	2,018,887
Money market deposits	2,579,877	2,510,766	2,128,157
Time deposits	914,843	942,205	952,407
Total deposits	$13,069,861	$12,832,148	$11,553,070
Nonpublic fund deposits	$11,348,299	$11,165,894	$10,141,931
Public fund deposits	1,721,562	1,666,254	1,411,139
Total deposits	$13,069,861	$12,832,148	$11,553,070

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2022 totaled $5.1 million. This was $0.1 million, or 0.6%, lower than borrowings at December 31, 2021 and $4.1 million, or 44.5%, below the end of the first quarter of 2021. The decrease from the prior year first quarter was primarily due to decreases in FHLB borrowings. The decrease from the fourth quarter of 2021 was primarily related to the slight decrease in FHLB borrowings and the amortization of premiums on certain acquired subordinated notes payable.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $300.5 million at the end of the first quarter of 2022, $24.2 million lower than December 31, 2021 and $42.8 million higher than March 31, 2021.

Shareholders’ Equity

Total shareholders’ equity of $1.85 billion at the end of the first quarter of 2022 represents a decrease of $248.7 million from the balance at December 31, 2021. The decrease was driven by $271.4 million of other comprehensive loss, net of tax, dividends declared of $23.2 million and common stock repurchased of $3.5 million, partially offset by net income of $47.1 million, net activity under the Company’s employee stock plan of $0.4 million, and $1.9 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $271.6 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as market interest rates increased between the periods, partially offset by a positive $0.2 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $119.3 million, as a decrease in the market value adjustment on investments, dividends declared and common stock repurchase activity more than offset net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.09% at the end of the first quarter, consistent with the fourth quarter of 2021 and 0.54 percentage points below its level one year earlier. The Tier 1 leverage ratio was consistent with its level at December 31, 2021 as a result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increasing 1.8%, primarily from net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 1.9%, primarily due to continued inflows of customer deposits. The Tier 1 leverage ratio decreased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 5.7% primarily due to net earnings retention, while average assets excluding intangibles and the market value adjustment, increased 12.0% primarily due to the high levels of customer deposit inflows from government stimulus and PPP programs. The net tangible equity-to-assets ratio (a non-GAAP measure) of 6.98% decreased 1.71 percentage points from December 31, 2021 and decreased 1.50 percentage points versus March 31, 2021 (See Table 10 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from one year prior was primarily driven by a $139.4 million, or 11.9%, decrease in tangible equity due to the decline in the after-tax market value adjustment on available-for-sale investment securities and a $985.6 million, or 7.1%, increase in tangible assets due to the aforementioned stimulus and PPP-related funding inflows. The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from the fourth quarter of 2021 was driven by a $247.6 million decrease in tangible equity due to the impact of higher market interest rates on the after-tax market value adjustment on available-for-sale investment securities, while tangible assets increased $74.3 million.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2022 was 49.4%, compared to 42.6% for the first quarter of 2021. First quarter dividends declared increased 2.4% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.42 to $0.43 in the third quarter of 2021, while net income decreased 11.0% over the prior year period, primarily due to the previously noted increase in the provision for credit losses. The 2021 dividend increase marked the Company’s 29th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding increased 0.1% over the last twelve months.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company maintains appropriate liquidity levels in both normal operating conditions as well as stressed environments. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective. The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk. The indicators are monitored using a scorecard with three risk level limits. These risk indicators measure core liquidity and funding needs, capital at risk and change in available funding sources. The risk indicators are monitored using such metrics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve Bank of New York (“Federal Reserve”). Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds is FHLB overnight advances, of which there were no outstanding borrowings at March 31, 2022.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At March 31, 2022, the Bank had $1.02 billion of cash and cash equivalents of which $841 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.78 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and maintained $237.1 million of funding availability at the Federal Reserve’s discount window. Additionally, the Company has $3.45 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at quarter end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of March 31, 2022, this ratio was 24.5% for 30-days and 24.7% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of March 31, 2022, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2022 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations. Such a crisis would likely be temporary in nature and would not involve a change in credit ratings. A long-term funding crisis would most likely be the result of drastic credit deterioration at the Company. Management believes that both potential circumstances have been fully addressed through the establishment of trigger points for monitoring such events and detailed action plans that would be initiated if those trigger points are reached.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, and related vaccine rollout and efficacy, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) changes to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP”), including to the rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to the Company from the SBA with respect to PPP loans; (4) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (5) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (6) future provisions for credit losses on loans and debt securities; (7) changes in nonperforming assets; (8) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (9) risks related to credit quality; (10) inflation, interest rate, liquidity, market and monetary fluctuations; (11) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (12) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (13) changes in consumer spending, borrowing and savings habits; (14) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (15) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (16) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (17) failure of third parties to provide various services that are important to the Company’s operations; (18) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (19) the ability to maintain and increase market share and control expenses; (20) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry; (21) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (22) the outcome of pending or future litigation and government proceedings; (23) the effects of climate change and natural disasters on the Company’s operations or the operations of its customers; (24) other risk factors outlined in the Company’s filings with the SEC from time to time; and (25) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 10: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000's omitted)	2022	2021
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$47,055	$52,850
Income taxes	12,777	12,108
Income before income taxes	59,832	64,958
Provision for credit losses	906	(5,719)
Pre-tax, pre-provision net revenue (non-GAAP)	60,738	59,239
Acquisition expenses	299	27
Unrealized gain on equity securities	(2)	(24)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$61,035	$59,242

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.86	$0.97
Income taxes	0.24	0.22
Income before income taxes	1.10	1.19
Provision for credit losses	0.01	(0.10)
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.11	1.09
Acquisition expenses	0.01	0.00
Unrealized gain on equity securities	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.12	$1.09

Net income
Net income (GAAP)	$47,055	$52,850
Acquisition expenses	299	27
Tax effect of acquisition expenses	(64)	(5)
Subtotal (non-GAAP)	47,290	52,872
Unrealized gain on equity securities	(2)	(24)
Tax effect of unrealized gain on equity securities	0	4
Operating net income (non-GAAP)	47,288	52,852
Amortization of intangibles	3,732	3,351
Tax effect of amortization of intangibles	(797)	(625)
Subtotal (non-GAAP)	50,223	55,578
Acquired non-PCD loan accretion	(734)	(1,102)
Tax effect of acquired non-PCD loan accretion	157	205
Adjusted net income (non-GAAP)	$49,646	$54,681

Return on average assets
Adjusted net income (non-GAAP)	$49,646	$54,681
Average total assets	15,596,209	14,157,685
Adjusted return on average assets (non-GAAP)	1.29%	1.57%

Return on average equity
Adjusted net income (non-GAAP)	$49,646	$54,681
Average total equity	2,040,843	2,066,792
Adjusted return on average equity (non-GAAP)	9.87%	10.73%

	Three Months Ended
	March 31,
(000's omitted)	2022	2021
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$0.86	$0.97
Acquisition expenses	0.01	0.00
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.87	0.97
Unrealized gain on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Operating earnings per share (non-GAAP)	0.87	0.97
Amortization of intangibles	0.07	0.06
Tax effect of amortization of intangibles	(0.02)	(0.01)
Subtotal (non-GAAP)	0.92	1.02
Acquired non-PCD loan accretion	(0.01)	(0.02)
Tax effect of acquired non-PCD loan accretion	0.00	0.00
Diluted adjusted net earnings per share (non-GAAP)	$0.91	$1.00

Noninterest operating expenses
Noninterest expenses (GAAP)	$99,807	$93,246
Amortization of intangibles	(3,732)	(3,351)
Acquisition expenses	(299)	(27)
Total adjusted noninterest expenses (non-GAAP)	$95,776	$89,868

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$95,776	$89,868
Fully tax-equivalent net interest income	95,702	94,857
Noninterest revenues	65,673	58,531
Acquired non-PCD loan accretion	(734)	(1,102)
Unrealized gain on equity securities	(2)	(24)
Operating revenues (non-GAAP) - denominator	$160,639	$152,262
Efficiency ratio (non-GAAP)	59.6%	59.0%

	March 31,	December 31,	March 31,
(000's omitted)	2022	2021	2021
Balance sheet data – at end of quarter
Total assets
Total assets (GAAP)	$15,625,883	$15,552,657	$14,620,181
Intangible assets	(863,038)	(864,335)	(843,045)
Deferred taxes on intangible assets	43,968	44,160	44,105
Total tangible assets (non-GAAP)	$14,806,813	$14,732,482	$13,821,241

Total common equity
Shareholders' Equity (GAAP)	$1,852,103	$2,100,807	$1,971,397
Intangible assets	(863,038)	(864,335)	(843,045)
Deferred taxes on intangible assets	43,968	44,160	44,105
Total tangible common equity (non-GAAP)	$1,033,033	$1,280,632	$1,172,457

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$1,033,033	$1,280,632	$1,172,457
Total tangible assets (non-GAAP) - denominator	$14,806,813	$14,732,482	$13,821,241
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	6.98%	8.69%	8.48%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 92.0% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 7.9% of the total portfolio, of which, 95.4% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) model projections, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using March 31, 2022 as a starting point.
●	Pending acquisitions are excluded from this model.
●	The model assumes the Company’s average deposit balances will increase approximately 1.8% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 2.5% over the next twelve months.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that all of the remaining first draw PPP loans originated during 2020 will be forgiven and repayment of all of the balances would occur over the next 9 months. The majority of the second draw PPP loans originated in 2021 are projected to be forgiven and repaid over the next 9 months. All other loan balances are generally projected to increase modestly throughout the forecast period.
●	As of March 31, 2022, cash equivalents were just over $840 million. The model assumes approximately 22% of the excess cash and cash flows from investment contractual maturities and prepayments, estimated at $250 million, are to be invested in long-term securities over the next nine months.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up by the amounts listed below over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rates are dropped 25 basis points each and held at those levels, and the treasury curve assumes the same slope as the rising rate scenarios, with all points normalizing off of the three month treasury rate of 25 basis points.

Net Interest Income Sensitivity Model

Calculated annualized increase
(decrease) in projected net interest
income at March 31, 2022
Interest rate scenario	(000’s omitted)
+200 basis points	$5,352
+100 basis points	$190
-100 basis points	($9,315)

Projected NII over the 12-month forecast period increases in the rising rate environments largely due to higher rates earned on significant levels of cash equivalents, investment purchases, and assumed higher rates on new loans and a portion of variable and adjustable rate loans. These increases are partially offset by anticipated increases in deposit and borrowing costs. Over the longer time period, the growth in NII continues to improve in both rising rate environments as the impact from lower yielding assets maturing and being replaced at higher rates is significantly more material than the increase in funding costs.

In the -100 basis points scenario, the Company shows interest rate risk exposure to lower rates on all terms. During the first twelve months, net interest income declines largely due to lower assumed rates on cash equivalents, investment purchases, and loan originations and certain adjustable and variable rate loans. Modestly lower funding costs associated with deposits and borrowings only partially offset a small proportion of the decrease in interest income.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon a reasonable outlook for national and local economic and market conditions, the Company cannot make any assurances as to the predictive efficacy of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates and other developments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022. These are not the only risks the Company faces. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

External and Market-Related Risk

The Company’s business and results of operations may be adversely affected by the U.S. and global financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.

General political, economic, and social conditions in the U.S. and in countries abroad affect markets in the U.S. and ultimately the Company’s business. In particular, U.S. markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, economic growth, historically high levels of inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage escalation or stagnation, changes in home prices, commercial property values, the growth of global trade and commerce, the availability and cost of capital and credit, and investor sentiment and confidence. Additionally, U.S. energy and commodity markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the war between Russia and Ukraine, terrorism or other geopolitical events. Market fluctuations may impact the Company’s margin requirements and affect its business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels. The economic developments in connection with the ongoing pandemic, including supply chain disruptions, increased inflation, changes to the Company’s customers’ industries, the emergence of new COVID-19 variants and significant restrictions on households and businesses in the U.S. and abroad have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions globally.

Actions taken by the Federal Reserve, including changes in its target funds rate, balance sheet management, and lending facilities are beyond the Company’s control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact the Company’s borrowers. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, increases in market interest rates, and a flattening or inversion of the yield curve. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for the Company’s investment securities and other interest-earning assets.

Changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, fiscal policy, climate change, and healthcare, may adversely impact U.S. or global economic activity and the Company’s customers and its earnings and operations. For example, a slowdown in consumer demand due to increased inflation could limit the ability of firms to pass on fast-rising costs for labor, transportation and other inputs, weighing on earnings and potentially leading to an equity market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates.

Any of these developments could adversely affect the Company’s consumer and commercial businesses, its customers, its securities portfolios, including the risk of lower re-investment rates within those portfolios, its level of loan net charge-offs and provision for credit losses, the carrying value of its deferred tax assets, its capital levels, its liquidity and its results of operations.

The Company’s consumer businesses can be negatively affected by adverse economic conditions and governmental policies.

The Company’s consumer businesses are particularly affected by U.S. economic conditions, including changes in personal and household incomes, unemployment or underemployment, prolonged periods of exceptionally low interest rates, increased housing and automobile prices, the level of inflation and its effect on prices for goods and services, consumer and small business confidence levels, and changes in consumer spending or in the level of consumer debt. Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, sustained low economic growth, low or negative interest rates, inflationary pressures or recessionary conditions could diminish customer demand for the products and services offered by the Company’s consumer businesses.

In addition, governmental proposals to permit student loan obligations to be discharged in bankruptcy proceedings could, if enacted into law, encourage certain of the Company’s customers to declare personal bankruptcy and thereby trigger defaults and charge-offs of consumer loans extended to those customers.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2021 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2022:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2022	8,313	$71.26	7,500	2,689,500
February 1-28, 2022	32,500	70.43	32,500	2,657,000
March 1-31, 2022	10,000	71.03	10,000	2,647,000
Total (1)	50,813	$70.69	50,000
(1)	Included in the common shares repurchased were 813 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description

10.1

Employment Agreement, dated January 5, 2022, by and among Community Bank System, Inc., Community Bank, N.A. and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2022 (Registration No. 001-13695). (1)

10.2	Employment Agreement, dated March 22, 2021, by and among Community Bank System, Inc., Community Bank, N.A. and Dimitar Karaivanov. (1)(2)

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

Community Bank System, Inc.

Date:May 10, 2022	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive
Officer

Date:May 10, 2022	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief
Financial Officer