Form 10-Q
period 2022-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2022-08-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13695

(Exact name of registrant as specified in its charter)

Delaware	16-1213679 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883 .
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on July 31, 2022: 53,732,016 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$197,628	$1,875,064
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $433,578 and $485,414, respectively (cost of $6,255,259 and $4,980,102, respectively)	5,590,427	4,934,210
Equity and other securities (cost of $51,653 and $43,917, respectively)	52,595	44,879
Loans	8,144,696	7,373,639
Allowance for credit losses	(55,542)	(49,869)
Net loans	8,089,154	7,323,770

Goodwill	849,813	799,109
Core deposit intangibles, net	14,817	9,087
Other intangibles, net	53,261	56,139
Goodwill and intangible assets, net	917,891	864,335

Premises and equipment, net	169,015	160,651
Accrued interest and fees receivable	43,215	35,894
Other assets	427,908	313,854

Total assets	$15,487,833	$15,552,657

Liabilities:
Noninterest-bearing deposits	$4,092,073	$3,921,663
Interest-bearing deposits	9,265,699	8,989,505
Total deposits	13,357,772	12,911,168

Overnight Federal Reserve Bank borrowings	66,000	0
Securities sold under agreement to repurchase, short-term	223,755	324,720
Other Federal Home Loan Bank borrowings	19,471	1,888
Subordinated notes payable	3,263	3,277
Accrued interest and other liabilities	155,876	210,797
Total liabilities	13,826,137	13,451,850

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,185,117 and 54,092,421 shares issued, respectively	54,185	54,092
Additional paid-in capital	1,046,303	1,041,304
Retained earnings	1,098,664	1,058,286
Accumulated other comprehensive loss	(518,727)	(50,627)
Treasury stock, at cost (451,090 shares, including 133,575 shares held by deferred compensation arrangements at June 30, 2022 and 214,374 shares including 146,860 shares held by deferred compensation arrangements at December 31, 2021, respectively)	(26,369)	(10,610)
Deferred compensation arrangements (133,575 and 146,860 shares, respectively)	7,640	8,362
Total shareholders’ equity	1,661,696	2,100,807

Total liabilities and shareholders’ equity	$15,487,833	$15,552,657

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$77,959	$75,907	$150,473	$155,621
Interest and dividends on taxable investments	24,899	16,789	47,491	31,964
Interest and dividends on nontaxable investments	3,317	2,664	5,907	5,440
Total interest income	106,175	95,360	203,871	193,025

Interest expense:
Interest on deposits	2,691	2,963	5,256	6,075
Interest on borrowings	304	253	525	521
Interest on subordinated notes payable	39	39	77	77
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	0	0	293
Total interest expense	3,034	3,255	5,858	6,966

Net interest income	103,141	92,105	198,013	186,059
Provision for credit losses	6,038	(4,338)	6,944	(10,057)
Net interest income after provision for credit losses	97,103	96,443	191,069	196,116

Noninterest revenues:
Deposit service fees	16,138	14,236	32,293	28,316
Mortgage banking	269	331	424	1,019
Other banking services	870	980	1,609	1,834
Employee benefit services	28,921	27,477	58,501	54,010
Insurance services	9,780	8,209	20,189	16,362
Wealth management services	8,141	8,227	16,774	16,426
Unrealized (loss) gain on equity securities	(22)	0	(20)	24
Total noninterest revenues	64,097	59,460	129,770	117,991

Noninterest expenses:
Salaries and employee benefits	65,398	57,892	127,046	115,524
Occupancy and equipment	10,424	10,270	21,376	21,570
Data processing and communications	13,611	12,766	26,270	25,157
Amortization of intangible assets	3,851	3,246	7,583	6,597
Legal and professional fees	3,385	2,499	7,002	5,533
Business development and marketing	3,616	2,659	6,359	4,689
Acquisition expenses	3,960	4	4,259	31
Acquisition-related contingent consideration adjustment	400	0	400	0
Other expenses	5,779	4,207	9,936	7,688
Total noninterest expenses	110,424	93,543	210,231	186,789

Income before income taxes	50,776	62,360	110,608	127,318
Income taxes	10,971	14,416	23,748	26,524
Net income	$39,805	$47,944	$86,860	$100,794

Basic earnings per share	$0.74	$0.89	$1.61	$1.86
Diluted earnings per share	$0.73	$0.88	$1.60	$1.85

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$220	$911	$440	$1,822
Tax effect	(53)	(219)	(107)	(438)
Amortization of actuarial losses included in net periodic pension cost, net	167	692	333	1,384
Amortization of prior service cost included in net periodic pension cost, gross	109	50	218	100
Tax effect	(27)	(12)	(53)	(24)
Amortization of prior service cost included in net periodic pension cost, net	82	38	165	76
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	249	730	498	1,460

Unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during period, gross	(260,180)	80,074	(618,939)	(147,353)
Tax effect	63,198	(19,247)	150,341	35,416
Other comprehensive (loss) income related to unrealized (losses) gains on available-for-sale securities, net of taxes	(196,982)	60,827	(468,598)	(111,937)
Other comprehensive (loss) income, net of tax	(196,733)	61,557	(468,100)	(110,477)
Net income	39,805	47,944	86,860	100,794
Comprehensive (loss) income	$(156,928)	$109,501	$(381,240)	$(9,683)

	As of
	June 30,	December 31,
	2022	2021
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(19,966)	$(20,624)
Tax effect	4,994	5,154
Net unrealized loss for pension and other post-retirement obligations	(14,972)	(15,470)
Unrealized loss on available-for-sale securities	(664,832)	(45,893)
Tax effect	161,077	10,736
Net unrealized loss on available-for-sale securities	(503,755)	(35,157)
Accumulated other comprehensive loss	$(518,727)	$(50,627)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2022 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at March 31, 2022	53,913,362	$54,164	$1,043,707	$1,082,107	$(321,994)	$(13,464)	$7,583	$1,852,103

Net income				39,805				39,805

Other comprehensive loss, net of tax					(196,733)			(196,733)

Dividends declared:
Common, $0.43 per share				(23,248)				(23,248)

Common stock activity under employee stock plans	21,481	21	293					314

Stock-based compensation			2,304					2,304

Distribution of stock under deferred compensation arrangements	20		(1)			1		0

Treasury stock purchased	(200,000)					(12,849)		(12,849)

Treasury stock issued to benefit plans, net	(836)					(57)	57	0

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

Balance at March 31, 2021	53,874,979	$54,019	$1,034,225	$990,504	$(109,957)	$(5,572)	$8,178	$1,971,397

Net income				47,944				47,944

Other comprehensive income, net of tax					61,557			61,557

Dividends declared:
Common, $0.42 per share				(22,706)				(22,706)

Common stock activity under employee stock plans	44,493	45	1,295					1,340

Stock-based compensation			1,568					1,568

Treasury stock issued to benefit plans, net	(777)					(60)	60	0

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

Six months ended June 30, 2022 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				86,860				86,860

Other comprehensive loss, net of tax					(468,100)			(468,100)

Dividends declared:
Common, $0.86 per share				(46,482)				(46,482)

Common stock activity under employee stock plans	92,695	93	706					799

Stock-based compensation			4,190					4,190

Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0

Treasury stock purchased	(250,000)					(16,378)		(16,378)

Treasury stock issued to benefit plans, net	(1,649)					(120)	120	0

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				100,794				100,794

Other comprehensive loss, net of tax					(110,477)			(110,477)

Dividends declared:
Common, $0.84 per share				(45,235)				(45,235)

Common stock activity under employee stock plans	309,268	309	8,360					8,669

Stock-based compensation			3,242					3,242

Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock issued to benefit plans, net	(1,789)					(128)	128	0

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$86,860	$100,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,373	8,014
Amortization of intangible assets	7,583	6,597
Net accretion on securities, loans and borrowings	(9,662)	(11,729)
Stock-based compensation	4,190	3,242
Provision for credit losses	6,944	(10,057)
Amortization of mortgage servicing rights	299	269
Unrealized loss (gain) on equity securities	20	(24)
Income from bank-owned life insurance policies	(944)	(981)
Net gain on sale of loans and other assets	(305)	(463)
Change in other assets and other liabilities	(3,443)	(7,585)
Net cash provided by operating activities	98,915	88,077
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	86,423	151,994
Proceeds from maturities and redemptions of equity and other investment securities	464	2,648
Purchases of available-for-sale investment securities	(1,348,400)	(759,022)
Purchases of equity and other securities	(313)	(92)
Net (increase) decrease in loans	(335,796)	179,167
Cash received (paid) for acquisitions, net of cash acquired of $84,988 and $0, respectively	345	(2,900)
Purchases of premises and equipment, net	(4,979)	(5,689)
Real estate tax credit investments	(247)	(320)
Net cash used in investing activities	(1,602,503)	(434,214)
Financing activities:
Net (decrease) increase in deposits	(75,691)	1,114,051
Net increase in overnight Federal Reserve Bank borrowings	66,000	0
Net decrease in securities sold under agreement to repurchase, short-term	(100,965)	(89,121)
Payments on other Federal Home Loan Bank borrowings	(33)	(3,722)
Payments on subordinated debt held by unconsolidated subsidiary trusts	0	(77,320)
Issuance of common stock	799	8,669
Purchases of treasury stock	(16,498)	(128)
Increase in deferred compensation arrangements	120	128
Cash dividends paid	(46,453)	(45,162)
Withholding taxes paid on share-based compensation	(1,127)	(1,137)
Net cash (used in) provided by financing activities	(173,848)	906,258
Change in cash and cash equivalents	(1,677,436)	560,121
Cash and cash equivalents at beginning of period	1,875,064	1,645,805
Cash and cash equivalents at end of period	$197,628	$2,205,926

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,967	$7,644
Cash paid for income taxes	25,247	22,482
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,264	22,768
Transfers from loans to other real estate	303	120

Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	483,438	199
Fair value of liabilities assumed	544,950	174

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2022 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

NOTE B: ACQUISITIONS

Current and Prior Period Acquisitions

On May 13, 2022, the Company completed the acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhances the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $576.4 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Preliminary goodwill of $50.7 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. The Company also recognized a $3.9 million acquisition-related provision for credit losses for loans acquired in the transaction. Revenues of approximately $2.4 million and direct expenses of approximately $0.6 million from the Elmira branch network were included in the consolidated statements of income for the three and six months ended June 30, 2022. The Company expects to incur additional certain one-time, transaction-related costs in 2022 in connection with the Elmira acquisition.

On January 1, 2022, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and $0.6 million and direct expenses of approximately $0.1 million and $0.2 million were included in the consolidated statements of income for the three and six months ended June 30, 2022, respectively.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.5 million and $2.0 million and direct expenses of approximately $0.4 million and $0.7 million from TGA were included in the consolidated income statements for the three and six months ended June 30, 2022, respectively.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second is three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 0.82% to 1.09% applied to present value the payments, and (2) probability adjusted level of retained revenue between $2.3 million and $3.8 million.

The contingent consideration related to the TGA acquisition was revalued at June 30, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 4.44% to 4.55% applied to present value the payments, and (2) probability adjusted level of retained revenue between $3.3 million and $3.7 million. Based on the results of the revaluation, the Company recorded a $0.5 million acquisition-related contingent consideration adjustment as of June 30, 2022 in the consolidated statements of income related to the TGA acquisition, for an adjusted fair value of $2.0 million at June 30, 2022.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc. (“BPA”), completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.0 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $1.0 million and $2.5 million and direct expenses of approximately $1.1 million and $2.2 million from FBD were included in the consolidated statements of income for the three and six months ended June 30, 2022, respectively.

The acquisition of FBD includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of FBD over a two-year period. Amounts are payable three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.7 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the income approach; a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate of 1.05% applied to present value the payment, and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million.

The contingent consideration related to the FBD acquisition was revalued at June 30, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 4.51% applied to present value the payment, and (2) probability adjusted level of retained revenue between $5.2 million and $5.4 million. Based on the results of the revaluation, the Company recorded a reduction to the fair value by $0.1 million as of June 30, 2022 as an acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition, for an adjusted fair value of $1.5 million at June 30, 2022.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and $0.6 million and direct expenses of approximately $0.3 million and $0.6 million from NuVantage were included in the consolidated statements of income for the three and six months ended June 30, 2022.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. Accrued income taxes, deferred taxes, certain fixed assets and other real estate owned associated with the Elmira acquisition were recorded on a provisional basis and could vary from the actual recorded balance once finalized. During the first quarter of 2022, the carrying amount of other liabilities associated with the FBD acquisition was adjusted as a result of an adjustment to working capital based on the purchase agreement.

The acquisitions generally expanded the Company’s geographic presence in New York, Florida, Massachusetts, and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	2022			2021
(000s omitted)	Elmira	Other(1)	Total	TGA	FBD	NuVantage	Total
Consideration:
Cash	$82,179	$2,464	$84,643	$11,620	$15,350	$2,900	$29,870
Contingent consideration	0	0	0	1,500	1,400	0	2,900
Total net consideration	82,179	2,464	84,643	13,120	16,750	2,900	32,770
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	84,988	0	84,988	0	541	0	541
Investment securities	11,305	0	11,305	0	0	0	0
Loans, net of allowance for credit losses on PCD loans	436,948	0	436,948	0	0	0	0
Premises and equipment, net	12,317	0	12,317	279	282	199	760
Accrued interest and fees receivable	884	0	884	0	0	0	0
Other assets	21,984	0	21,984	0	579	0	579
Core deposit intangibles	7,970	0	7,970	0	0	0	0
Other intangibles	0	2,464	2,464	10,900	14,000	1,437	26,337
Deposits	(522,295)	0	(522,295)	0	0	0	0
Other liabilities	(5,039)	0	(5,039)	(229)	(669)	(174)	(1,072)
Other Federal Home Loan Bank borrowings	(17,616)	0	(17,616)	0	0	0	0
Total identifiable assets, net	31,446	2,464	33,910	10,950	14,733	1,462	27,145
Goodwill	$50,733	$0	$50,733	$2,170	$2,017	$1,438	$5,625
(1)	Includes amounts for all OneGroup acquisitions completed in 2022.

The Company has acquired loans from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (purchased credit deteriorated (“PCD”) loans). There were no investment securities acquired from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$2,184
Allowance for credit losses at acquisition	(71)
Non-credit discount at acquisition	(81)
Fair value of PCD loans at acquisition	$2,032

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

Borrowings assumed with the Elmira acquisition included FHLB borrowings with a fair value of $17.6 million, with maturity dates ranging from January 2023 through March 2027 and a weighted average interest rate of 2.48%.

The core deposit intangibles related to the Elmira acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles related to the NuVantage acquisition and the OneGroup asset acquisitions completed in 2022 are being amortized using an accelerated method over their estimated useful of life of eight years for NuVantage and two of the 2022 OneGroup asset acquisitions, and ten years for the third 2022 OneGroup asset acquisition. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. Goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira acquisition, the All Other segment for the NuVantage and TGA acquisitions, and the Employee Benefit Services segment for the FBD acquisition. Goodwill arising from the Elmira and FBD acquisitions is not deductible for tax purposes. Goodwill arising from the NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $4.0 million and $4.3 million during the three and six months ended June 30, 2022, respectively, and were immaterial during the three and six months ended June 30, 2021. These amounts have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the three and six months ended June 30, 2022 and 2021. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisition.

The pro forma information set forth below reflects the historical results of Elmira combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of core deposit intangibles. Acquisition-related expenses totaling $4.0 million and $4.3 million for the three and six months ended June 30, 2022, respectively, related to Elmira were included in the pro forma information as if they were incurred in the first quarter of 2021.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended		Six Months Ended
(000’s omitted)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue, net of interest expense	$170,242	$157,683	$337,102	$317,040
Net income	43,426	49,338	92,021	100,014

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022, $31.4 million of accounts receivable, including $8.7 million of unbilled fee revenue, and $2.4 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2021, $31.6 million of accounts receivable, including $9.1 million of unbilled fee revenue and $2.2 million of unearned revenue, was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company has established a working group that includes multiple functions to guide the transition from LIBOR to alternative reference rates. The Company has identified all known LIBOR exposures, created a preliminary plan to address the exposures, and new originations either do not utilize LIBOR, or replacement rate language, provisions, and conventions have been specified. The Company continues to evaluate its exposure to LIBOR and communicate with all stakeholders in order to facilitate the transition. The Company adopted this guidance on January 1, 2022 and determined that this guidance does not have a material impact on the Company’s consolidated financial statements as the Company's exposure to LIBOR-based loans and financial instruments is insignificant.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$5,199,745	$165	$584,364	$4,615,546	$4,064,624	$39,997	$106,057	$3,998,564
Obligations of state and political subdivisions	565,701	2,224	40,770	527,155	413,019	17,326	56	430,289
Government agency mortgage-backed securities	466,276	397	41,316	425,357	474,506	7,615	5,065	477,056
Corporate debt securities	8,000	0	769	7,231	8,000	39	77	7,962
Government agency collateralized mortgage obligations	15,537	7	406	15,138	19,953	410	24	20,339
Total available-for-sale investment portfolio	$6,255,259	$2,793	$667,625	$5,590,427	$4,980,102	$65,387	$111,279	$4,934,210

Equity and other Securities:
Equity securities, at fair value	$251	$192	$0	$443	$251	$212	$0	$463
Federal Home Loan Bank common stock	13,199	0	0	13,199	7,188	0	0	7,188
Federal Reserve Bank common stock	35,323	0	0	35,323	33,916	0	0	33,916
Other equity securities, at adjusted cost	2,880	750	0	3,630	2,562	750	0	3,312
Total equity and other securities	$51,653	$942	$0	$52,595	$43,917	$962	$0	$44,879

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	109	$3,693,538	$291,840	18	$797,349	$292,524	127	$4,490,887	$584,364
Obligations of state and political subdivisions	514	348,257	40,770	0	0	0	514	348,257	40,770
Government agency mortgage-backed securities	578	304,192	22,788	90	105,017	18,528	668	409,209	41,316
Corporate debt securities	2	7,231	769	0	0	0	2	7,231	769
Government agency collateralized mortgage obligations	39	14,298	406	1	10	0	40	14,308	406
Total available-for-sale investment portfolio	1,242	$4,367,516	$356,573	109	$902,376	$311,052	1,351	$5,269,892	$667,625

As of December 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	47	$1,224,101	$14,873	13	$900,462	$91,184	60	$2,124,563	$106,057
Obligations of state and political subdivisions	27	23,966	56	0	0	0	27	23,966	56
Government agency mortgage-backed securities	147	139,442	2,475	52	67,273	2,590	199	206,715	5,065
Corporate debt securities	1	4,923	77	0	0	0	1	4,923	77
Government agency collateralized mortgage obligations	18	3,146	24	1	53	0	19	3,199	24
Total available-for-sale investment portfolio	240	$1,395,578	$17,505	66	$967,788	$93,774	306	$2,363,366	$111,279

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A- or better as well as carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position, which are currently rated A- or better, and the issuer of the securities both show a low risk of default. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2022 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of June 30, 2022. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $20.2 million at June 30, 2022 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized
(000’s omitted)	Cost	Fair Value
Due in one year or less	$496,539	$495,239
Due after one through five years	1,497,928	1,424,444
Due after five years through ten years	2,119,643	1,922,167
Due after ten years	1,659,336	1,308,082
Subtotal	5,773,446	5,149,932
Government agency mortgage-backed securities	466,276	425,357
Government agency collateralized mortgage obligations	15,537	15,138
Total	$6,255,259	$5,590,427

Investment securities with a carrying value of $2.40 billion and $2.32 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $433.6 million and $485.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2022 and December 31, 2021, respectively. All securities sold under agreement to repurchase as of June 30, 2022 and December 31, 2021 have an overnight and continuous maturity.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2022	2021
Business lending	$3,331,998	$3,075,904
Consumer mortgage	2,903,822	2,556,114
Consumer indirect	1,309,753	1,189,749
Consumer direct	173,686	153,811
Home equity	425,437	398,061
Gross loans, including deferred origination costs	8,144,696	7,373,639
Allowance for credit losses	(55,542)	(49,869)
Loans, net of allowance for credit losses	$8,089,154	$7,323,770

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of June 30, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$2,567	$611	$10,160	$13,338	$3,318,660	$3,331,998
Consumer mortgage	9,391	4,493	18,557	32,441	2,871,381	2,903,822
Consumer indirect	9,534	124	7	9,665	1,300,088	1,309,753
Consumer direct	1,029	0	32	1,061	172,625	173,686
Home equity	1,452	211	2,930	4,593	420,844	425,437
Total	$23,973	$5,439	$31,686	$61,098	$8,083,598	$8,144,696

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,540	$99	$24,105	$29,744	$3,046,160	$3,075,904
Consumer mortgage	10,297	3,328	15,027	28,652	2,527,462	2,556,114
Consumer indirect	9,611	87	0	9,698	1,180,051	1,189,749
Consumer direct	796	22	1	819	152,992	153,811
Home equity	1,778	272	2,532	4,582	393,479	398,061
Total	$28,022	$3,808	$41,665	$73,495	$7,300,144	$7,373,639

No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2022. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “classified”, or “doubtful”. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. In general, the following are the definitions of the Company’s credit quality indicators:

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

The following tables show the amount of business lending loans by credit quality category at June 30, 2022 and December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$367,405	$441,621	$316,718	$325,447	$244,974	$752,119	$598,932	$3,047,216
Special mention	1,394	4,767	6,722	3,804	33,349	70,260	25,089	145,385
Classified	754	993	1,662	19,665	36,358	55,487	23,962	138,881
Doubtful	0	0	0	0	0	0	516	516
Total business lending	$369,553	$447,381	$325,102	$348,916	$314,681	$877,866	$648,499	$3,331,998

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$524,302	$328,885	$320,638	$248,175	$186,074	$584,912	$524,553	$2,717,539
Special mention	5,969	11,013	10,111	46,318	22,524	57,134	27,444	180,513
Classified	1,870	1,767	20,315	40,235	21,904	63,685	27,511	177,287
Doubtful	0	0	0	62	0	0	503	565
Total business lending	$532,141	$341,665	$351,064	$334,790	$230,502	$705,731	$580,011	$3,075,904

The business lending portfolio experienced an improvement in credit quality as a higher proportion of loans were classified as Pass at June 30, 2022 as compared to December 31, 2021. This change was the result of improvements in economic conditions, leading to improvements in the financial condition of the borrowers.

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

The following table details the balances in all other loan categories at June 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$220,903	$509,425	$236,973	$188,243	$109,305	$658,990	$1,619	$1,925,458
Nonperforming	0	0	328	349	127	4,431	0	5,235
Total FICO AB	220,903	509,425	237,301	188,592	109,432	663,421	1,619	1,930,693
FICO CDE(2)
Performing	89,665	210,753	124,959	92,308	59,032	357,755	20,842	955,314
Nonperforming	0	918	1,052	1,096	1,822	12,927	0	17,815
Total FICO CDE	89,665	211,671	126,011	93,404	60,854	370,682	20,842	973,129
Total consumer mortgage	$310,568	$721,096	$363,312	$281,996	$170,286	$1,034,103	$22,461	$2,903,822

Consumer indirect:
Performing	$360,807	$498,199	$162,632	$135,841	$75,934	$76,209	$0	$1,309,622
Nonperforming	0	7	78	42	0	4	0	131
Total consumer indirect	$360,807	$498,206	$162,710	$135,883	$75,934	$76,213	$0	$1,309,753

Consumer direct:
Performing	$50,163	$59,334	$23,270	$18,990	$9,040	$6,505	$6,352	$173,654
Nonperforming	0	0	0	0	30	2	0	32
Total consumer direct	$50,163	$59,334	$23,270	$18,990	$9,070	$6,507	$6,352	$173,686

Home equity:
Performing	$37,404	$77,314	$41,297	$35,445	$18,607	$46,968	$165,261	$422,296
Nonperforming	0	10	64	236	163	1,301	1,367	3,141
Total home equity	$37,404	$77,324	$41,361	$35,681	$18,770	$48,269	$166,628	$425,437
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

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

Commercial loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of June 30, 2022 and December 31, 2021 follows:

	June 30,	December 31,
(000’s omitted)	2022	2021
Loans with allowance allocation	$5,353	$7,102
Loans without allowance allocation	3,302	7,417
Carrying balance	8,655	14,519
Contractual balance	11,046	16,963
Specifically allocated allowance	504	566

The average carrying balance of individually assessed loans was $8.7 million and $32.9 million for the three months ended June 30, 2022 and 2021, respectively. The average carrying balance of individually assessed loans was $12.2 million and $34.6 million for the six months ended June 30, 2022 and 2021, respectively. No interest income was recognized on individually assessed loans for the three or six months ended June 30, 2022 and 2021.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three and six months ended June 30, 2022 and 2021 was immaterial.

Information regarding TDRs as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022						December 31, 2021
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	1	$135	3	$291	4	$426	10	$1,011	4	$811	14	$1,822
Consumer mortgage	58	2,412	46	2,137	104	4,549	61	2,694	47	2,420	108	5,114
Consumer indirect	0	0	65	708	65	708	0	0	72	829	72	829
Consumer direct	0	0	15	1	15	1	0	0	16	7	16	7
Home equity	9	122	12	225	21	347	10	235	12	232	22	467
Total	68	$2,669	141	$3,362	209	$6,031	81	$3,940	151	$4,299	232	$8,239

The following table presents information related to loans modified in a TDR during the three months and six months ended June 30, 2022 and 2021. Of the loans noted in the table below, all consumer mortgage loans for the three months and six months ended June 30, 2022 and 2021 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	1	89	7	366
Consumer indirect	3	26	9	116
Consumer direct	0	0	0	0
Home equity	1	7	0	0
Total	5	$122	16	$482

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	5	280	10	474
Consumer indirect	7	60	15	177
Consumer direct	0	0	1	6
Home equity	1	7	0	0
Total	13	$347	26	$657

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$21,764	$(39)	$155	$71	$1,290	$23,241
Consumer mortgage	10,324	(77)	8	0	2,376	12,631
Consumer indirect	12,866	(1,789)	1,346	0	1,955	14,378
Consumer direct	2,725	(216)	227	0	86	2,822
Home equity	1,468	(26)	28	0	0	1,470
Unallocated	1,000	(0)	0	0	0	1,000
Allowance for credit losses – loans	50,147	(2,147)	1,764	71	5,707	55,542
Liabilities for off-balance-sheet credit exposures	892	0	0	0	331	1,223
Total allowance for credit losses	$51,039	$(2,147)	$1,764	$71	$6,038	$56,765

	Three Months Ended June 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$29,038	$(2)	$288	$(4,022)	$25,302
Consumer mortgage	9,686	(142)	9	448	10,001
Consumer indirect	11,120	(750)	1,183	(450)	11,103
Consumer direct	2,682	(195)	213	(152)	2,548
Home equity	1,543	(17)	5	265	1,796
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	55,069	(1,106)	1,698	(3,911)	51,750
Liabilities for off-balance-sheet credit exposures	1,189	0	0	(427)	762
Total allowance for credit losses	$56,258	$(1,106)	$1,698	$(4,338)	$52,512

	Six Months Ended June 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(155)	$494	$71	$(164)	$23,241
Consumer mortgage	10,017	(117)	17	0	2,714	12,631
Consumer indirect	11,737	(3,477)	2,346	0	3,772	14,378
Consumer direct	2,306	(517)	403	0	630	2,822
Home equity	1,814	(37)	121	0	(428)	1,470
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(4,303)	3,381	71	6,524	55,542
Liabilities for off-balance-sheet credit exposures	803	0	0	0	420	1,223
Total allowance for credit losses	$50,672	$(4,303)	$3,381	$71	$6,944	$56,765

	Six Months Ended June 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$30,072	$(53)	$382	$(5,099)	$25,302
Consumer mortgage	10,672	(242)	19	(448)	10,001
Consumer indirect	13,696	(2,149)	2,429	(2,873)	11,103
Consumer direct	3,207	(513)	444	(590)	2,548
Home equity	2,222	(115)	9	(320)	1,796
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	60,869	(3,072)	3,283	(9,330)	51,750
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(727)	762
Total allowance for credit losses	$62,358	$(3,072)	$3,283	$(10,057)	$52,512

The continued improvement in non-economic qualitative adjustments resulting from low levels of delinquencies, deferrals, and charge-offs, offset in part by a moderate deterioration in the economic forecast, have resulted in an allowance for credit losses to total loans ratio of 0.68% at June 30, 2022, three basis points lower than the level at June 30, 2021 and consistent with the level at December 31, 2021. Included in the provision for credit losses for the three and six months ended June 30, 2022 is $3.9 million of acquisition-related provision for credit losses recognized in connection with the Elmira acquisition.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $19.7 million at June 30, 2022 and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as “CECL”, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience from January 1, 2012 to December 31, 2020. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards, as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period using a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag adjustment for factors that do utilize collateral values, with a four-quarter reversion to the historical mean, to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that were weighted, with forecasts available as of June 30, 2022. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the continued influence of supply chain constraints and inflationary pressures as well as their commensurate impact on collateral values and economic growth. The scenarios utilized forecast stable unemployment levels and continued historically elevated collateral values for housing and commercial real estate, offset by moderate deterioration in GDP growth, auto values, and median household income.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending, and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the estimation of credit losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans, and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.

●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the six months ended June 30, 2022 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$125,288	$271,408	$9,383	$12,511	$18,429	$437,019
Sales	0	3,749	0	0	0	3,749

All purchases of loans were from the acquisition of Elmira. All the sales of consumer mortgages during the six months ended June 30, 2022 were sales of secondary market eligible residential mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(62,556)	$14,817	$69,403	$(60,316)	$9,087
Other intangibles	119,263	(66,002)	53,261	116,799	(60,660)	56,139
Total amortizing intangibles	$196,636	$(128,558)	$68,078	$186,202	$(120,976)	$65,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000's omitted)
Jul - Dec 2022	$7,609
2023	13,567
2024	11,482
2025	9,783
2026	8,685
Thereafter	16,952
Total	$68,078

Shown below are the components of the Company’s goodwill at December 31, 2021 and June 30, 2022:

(000’s omitted)	December 31, 2021	Activity	June 30, 2022
Goodwill	$799,109	$50,704	$849,813

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of June 30, 2022, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The trust was formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

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

The net periodic benefit cost for the three and six months ended June 30, 2022 and 2021 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1,240	$1,480	$2,480	$2,960	$0	$0	$0	$0
Interest cost	1,334	1,259	2,668	2,518	11	11	22	22
Expected return on plan assets	(4,756)	(4,695)	(9,512)	(9,391)	0	0	0	0
Amortization of unrecognized net loss	211	900	422	1,800	9	11	18	22
Amortization of prior service cost	154	94	308	189	(45)	(44)	(90)	(89)
Net periodic benefit	$(1,817)	$(962)	$(3,634)	$(1,924)	$(25)	$(22)	$(50)	$(45)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2022.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.4 million and 0.3 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2022, respectively, compared to approximately 0.2 million and 0.1 million weighted-average anti-dilutive stock options outstanding for the three months and six months ended June 30, 2021, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2022	2021	2022	2021
Net income	$39,805	$47,944	$86,860	$100,794
Income attributable to unvested stock-based compensation awards	(125)	(127)	(252)	(263)
Income available to common shareholders	$39,680	$47,817	$86,608	$100,531

Weighted-average common shares outstanding – basic	53,928	54,007	53,958	53,927
Basic earnings per share	$0.74	$0.89	$1.61	$1.86

Net income	$39,805	$47,944	$86,860	$100,794
Income attributable to unvested stock-based compensation awards	(125)	(127)	(252)	(263)
Income available to common shareholders	$39,680	$47,817	$86,608	$100,531

Weighted-average common shares outstanding – basic	53,928	54,007	53,958	53,927
Assumed exercise of stock options	293	462	341	455
Weighted-average common shares outstanding – diluted	54,221	54,469	54,299	54,382
Diluted earnings per share	$0.73	$0.88	$1.60	$1.85

Stock Repurchase Program

At its December 2020 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.68 million shares of the Company’s common stock, in accordance with securities and banking laws and regulations, through December 31, 2021. At its December 2021 meeting, the Board approved a new stock repurchase program for 2022, authorizing the repurchase of up to 2.70 million shares of the Company’s common stock, in accordance with securities and banking laws and regulations, through December 31, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company repurchased 250,000 shares under the authorized plan during the first six months of 2022 and did not repurchase any shares under the authorized plan during the first six months of 2021. Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchases of the Company’s common stock.

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

The contract amounts of commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2022	2021
Commitments to extend credit	$1,684,650	$1,443,879
Standby letters of credit	43,249	42,684
Total	$1,727,899	$1,486,563

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	June 30, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$4,540,596	$74,950	$0	$4,615,546
Obligations of state and political subdivisions	0	527,155	0	527,155
Government agency mortgage-backed securities	0	425,357	0	425,357
Corporate debt securities	0	7,231	0	7,231
Government agency collateralized mortgage obligations	0	15,138	0	15,138
Total available-for-sale investment securities	4,540,596	1,049,831	0	5,590,427
Equity securities	443	0	0	443
Commitments to originate real estate loans for sale	0	0	6	6
Forward sales commitments	0	23	0	23
Interest rate swap agreements asset	0	8	0	8
Interest rate swap agreements liability	0	(2)	0	(2)
Total	$4,541,039	$1,049,860	$6	$5,590,905

	December 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,900,924	$97,640	$0	$3,998,564
Obligations of state and political subdivisions	0	430,289	0	430,289
Government agency mortgage-backed securities	0	477,056	0	477,056
Corporate debt securities	0	7,962	0	7,962
Government agency collateralized mortgage obligations	0	20,339	0	20,339
Total available-for-sale investment securities	3,900,924	1,033,286	0	4,934,210
Equity securities	463	0	0	463
Commitments to originate real estate loans for sale	0	0	51	51
Forward sales commitments	0	32	0	32
Interest rate swap agreements asset	0	296	0	296
Interest rate swap agreements liability	0	(3)	0	(3)
Total	$3,901,387	$1,033,611	$51	$4,935,049

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2022				December 31, 2021
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$0	$0	$0	$0	$1,820	$1,820
Other real estate owned	0	0	619	619	0	0	718	718
Mortgage servicing rights	0	0	0	0	0	0	810	810
Contingent consideration	0	0	(3,500)	(3,500)	0	0	(3,100)	(3,100)
Total	$0	$0	$(2,881)	$(2,881)	$0	$0	$248	$248

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 23.2% to 87.8% at June 30, 2022 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was no valuation allowance at June 30, 2022 and December 31, 2021.

The Company has recorded contingent consideration liabilities that arise from acquisition activity. The contingent consideration is recorded at fair value at the date of acquisition. The valuation of contingent consideration is calculated using an income approach method, which provides an estimation of the fair value of the liability based on future cash flows over a discrete projection period, discounted to present value using an appropriate rate of return. The assumptions used in the valuation calculation are based on significant unobservable inputs, therefore such valuations classify as Level 3.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted)	June 30, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$619	Fair value of collateral	Estimated cost of disposal/market adjustment	23.2% - 87.8% (44.6%)
Commitments to originate real estate loans for sale	6	Discounted cash flow	Embedded servicing value	1.0%
Contingent consideration	(3,500)	Discounted cash flow	Discount rate	4.4% - 4.6% (4.5%)
			Probability adjusted level of retained revenue	$3.3 million - $5.4 million

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$1,820	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 43.1% (43.1%)
Other real estate owned	718	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 42.3% (33.3%)
Commitments to originate real estate loans for sale	51	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	810	Discounted cash flow	Weighted average constant prepayment rate	6.4% - 15.2% (14.0%)
			Weighted average discount rate	2.3% - 2.7% (2.6%)
			Adequate compensation	$7/loan
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
(000's omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$8,089,154	$8,073,820	$7,323,770	$7,523,024
Financial liabilities:
Deposits	13,357,772	13,333,288	12,911,168	12,911,197
Overnight Federal Reserve Bank borrowings	66,000	66,000	0	0
Securities sold under agreement to repurchase, short-term	223,755	223,755	324,720	324,720
Other Federal Home Loan Bank borrowings	19,471	19,655	1,888	1,907
Subordinated notes payable	3,263	3,263	3,277	3,277

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. These derivatives are recorded at fair value, which were immaterial at June 30, 2022 and December 31, 2021. The effect of the changes to these derivatives for the three and six months then ended was also immaterial.

The Company acquired interest rate swaps in 2017 with notional amounts with certain commercial customers which totaled $0.3 million at June 30, 2022 and $0.5 million at December 31, 2021. In order to minimize the Company’s risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with the Company’s counterparty totaling $0.3 million at June 30, 2022 and $0.5 million at December 31, 2021. At June 30, 2022, the weighted average receive rate of these interest rate swaps was 3.70%, the weighted average pay rate was 3.54% and the weighted average maturity was 0.8 years. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 2.35%, the weighted average pay rate was 3.54% and the weighted average maturity was 1.3 years. Hedge accounting has not been applied for these derivatives. Since the terms of the swaps with the Company’s customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company also acquired interest rate swaps in 2017 with notional amounts totaling $4.9 million at June 30, 2022, and $5.3 million at December 31, 2021, that were designated as fair value hedges of certain fixed rate loans with municipalities which are recorded in loans in the consolidated statements of condition. At June 30, 2022, the weighted average receive rate of these interest rate swaps was 2.27%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.0 years. At December 31, 2021, the weighted average receive rate of these interest rate swaps was 1.39%, the weighted average pay rate was 3.11% and the weighted average maturity was 11.5 years. The Company includes the gain or loss on the hedged items in interest and fees on loans, the same line item as the offsetting gain or loss on the related interest rate swaps. The effects of fair value accounting in the consolidated statements of income for the three and six months ended June 30, 2022 are immaterial.

As of June 30, 2022 and December 31, 2021, the following amounts were recorded in the consolidated statements of condition related to cumulative basis adjustments for fair value hedges:

(000’s omitted)			Cumulative Amount of Fair Value
	Carrying Amount of the Hedged		Hedging Adjustment Included in the
Line Item in the Consolidated	Assets		Carrying Amount of the Hedged Assets
Statement of Condition in Which	June 30,	December 31,	June 30,	December 31,
the Hedged Item Is Included	2022	2021	2022	2021
Loans	$5,688	$5,400	$(6)	$(293)

Fair values of derivative instruments as of June 30, 2022 and December 31, 2021 are as follows:

(000’s omitted)	June 30, 2022
	Derivative Assets		Derivative Liabilities
	Consolidated Statement of	Fair	Consolidated Statement of	Fair
	Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$6

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	2	Accrued interest and other liabilities	$2
Commitments to originate real estate loans for sale	Other assets	6
Forward sales commitments	Other assets	23
Total derivatives		$37		$2

(000’s omitted)	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Consolidated Statement	Fair	Consolidated Statement of	Fair
	of Condition Location	Value	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	$293

Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate swaps	Other assets	3	Accrued interest and other liabilities	$3
Commitments to originate real estate loans for sale	Other assets	51
Forward sales commitments	Other assets	32
Total derivatives		$379		$3

The Company assessed its counterparty risk at June 30, 2022 and December 31, 2021 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended June 30, 2022
Net interest income	$103,068	$67	$6	$0	$103,141
Provision for credit losses	6,038	0	0	0	6,038
Noninterest revenues	18,199	29,454	18,315	(1,871)	64,097
Amortization of intangible assets	1,195	1,670	986	0	3,851
Acquisition expenses	3,958	2	0	0	3,960
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	72,406	17,718	13,960	(1,871)	102,213
Income before income taxes	$37,670	$10,231	$2,875	$0	$50,776
Assets	$15,267,283	$243,309	$98,567	$(121,326)	$15,487,833
Goodwill	$740,601	$85,289	$23,923	$0	$849,813
Core deposit intangibles & Other intangibles	$14,817	$36,679	$16,582	$0	$68,078

Three Months Ended June 30, 2021
Net interest income	$92,033	$65	$7	$0	$92,105
Provision for credit losses	(4,338)	0	0	0	(4,338)
Noninterest revenues	16,357	27,994	16,816	(1,707)	59,460
Amortization of intangible assets	1,240	1,327	679	0	3,246
Acquisition expenses	4	0	0	0	4
Other operating expenses	65,158	14,846	11,996	(1,707)	90,293
Income before income taxes	$46,326	$11,886	$4,148	$0	$62,360
Assets	$14,588,075	$235,141	$78,770	$(100,699)	$14,801,287
Goodwill	$689,867	$83,275	$21,750	$0	$794,892
Core deposit intangibles & Other intangibles	$11,267	$29,370	$7,143	$0	$47,780

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Six Months Ended June 30, 2022
Net interest income	$197,866	$135	$12	$0	$198,013
Provision for credit losses	6,944	0	0	0	6,944
Noninterest revenues	36,207	59,642	37,855	(3,934)	129,770
Amortization of intangible assets	2,240	3,341	2,002	0	7,583
Acquisition expenses	4,256	3	0	0	4,259
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	139,062	35,315	27,546	(3,934)	197,989
Income before income taxes	$81,571	$21,218	$7,819	$0	$110,608

Six Months Ended June 30, 2021
Net interest income	$185,872	$159	$28	$0	$186,059
Provision for credit losses	(10,057)	0	0	0	(10,057)
Noninterest revenues	32,811	55,143	33,633	(3,596)	117,991
Amortization of intangible assets	2,564	2,681	1,352	0	6,597
Acquisition expenses	31	0	0	0	31
Other operating expenses	130,165	29,851	23,741	(3,596)	180,161
Income before income taxes	$95,980	$22,770	$8,568	$0	$127,318

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2022 and 2021, although in some circumstances the first quarter of 2022 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 32. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2022, “last year” and equivalent terms refer to calendar year 2021, “second quarter” refers to the three months ended June 30, 2022, “YTD” refers to the six months ended June 30, 2022, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 52.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 76-88 of the most recent Form 10-K (fiscal year ended December 31, 2021) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on pages 12 and 13 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses, acquisition-related contingent consideration adjustments and the unrealized gain (loss) on equity securities. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments and the unrealized gain (loss) on equity securities from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of the Current Expected Credit Losses (“CECL”) model and the economic uncertainty caused by the COVID-19 pandemic. Earnings per share were $0.73 in the second quarter of 2022, down $0.15, or 17.0%, from the second quarter of 2021. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.89 in the second quarter of 2022, compared to $0.91 in the second quarter of 2021, a $0.02 per share, or 2.2%, decrease. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.13 per share in the second quarter of 2022, up $0.07, or 6.6%, from the second quarter of 2021. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

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

On May 13, 2022, the Company completed its merger with Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The merger enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the merger, the Company added eight full-service offices to its branch service network and acquired approximately $576.4 million of assets, including $437.0 million of loans and $11.3 million of investment securities, as well as $522.3 million of deposits. Preliminary goodwill of $50.7 million and an $8.0 million core deposit intangible asset were recognized as a result of the merger.

Second quarter and YTD net income decreased compared to the equivalent 2021 timeframes by $8.1 million, or 17.0%, and $13.9 million, or 13.8%, respectively. Earnings per share of $0.73 for the second quarter of 2022 was $0.15 less than the second quarter of 2021, and 2022 YTD earnings per share of $1.60 was $0.25 lower than 2021 YTD earnings per share. The decreases in net income and earnings per share were due to increases in operating expenses and the provision for credit losses, including the impacts from the Elmira acquisition, partially offset by increases in net interest income and noninterest revenues and decreases in income taxes and fully-diluted shares outstanding.

Second quarter and YTD net income adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses and the unrealized gain (loss) on equity securities (“operating net income”), a non-GAAP measure, decreased $1.6 million, or 3.4%, as compared to the second quarter of 2021 and decreased $7.2 million, or 7.1%, compared to June YTD 2021. Earnings per share adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses and the unrealized gain (loss) on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.85 for the second quarter decreased $0.03 compared to the second quarter of 2021. Operating earnings per share of $1.72 for the first six months of 2022 decreased $0.13 compared to the prior year period. 2021 results were enhanced by a net benefit recorded in the provision for credit losses and higher Paycheck Protection Program (“PPP”)-related revenues than the comparable periods of 2022 which, net of tax, were responsible for a $0.13 decrease in fully-diluted operating earnings per share between the comparable quarters and a $0.30 decrease between the comparable YTD periods. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

Net income adjusted to exclude income taxes, provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue”), a non-GAAP measure, of $61.2 million for the second quarter increased $3.2 million, or 5.5%, as compared to the second quarter of 2021. Adjusted pre-tax, pre-provision net revenue of $122.2 million for the first six months of 2022 increased $5.0 million, or 4.2%, as compared to the first six months of 2021. Earnings per share adjusted to exclude income taxes, provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue per share”), a non-GAAP measure, of $1.13 for the second quarter of 2022 was $0.07 higher than the second quarter of 2021, and 2022 YTD adjusted pre-tax, pre-provision net revenue per share of $2.24 was $0.09 higher than the prior YTD period as the increases in revenues outpaced the increase in operating expenses between the periods. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

Loans and deposits increased on both an ending and average basis as compared to the prior year second quarter, reflective of large net inflows of funds from government stimulus programs and PPP lending, along with the Company’s enhanced focus on organic loan generation and the second quarter 2022 acquisition of Elmira. The average yield on interest-earning assets increased eight basis points compared to the prior year second quarter, while on a YTD basis the average yield on interest-earning assets decreased 12 basis points, as the average yield on investments increased while the average yield on loans decreased. The average yield on investments, including cash equivalents, increased 39 basis points compared to the prior year’s second quarter and increased 25 basis points compared to the prior YTD, as the Company meaningfully shifted the composition of earning assets away from low-yield cash equivalents to higher yielding investment securities between the periods. The average yield on loans for the second quarter decreased by 11 basis points compared to the second quarter of 2021 and decreased 26 basis points on a YTD basis driven by a decline in PPP-related interest income between the periods, which declined $2.8 million on a quarterly basis and $8.0 million on a YTD basis. The Company’s total cost of funds for the first six months of 2022 decreased two basis points from the year earlier period, as the Company’s deposit funding cost and the rate on borrowings both decreased from the prior year period. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically bear lower rates of interest than other types of wholesale borrowings.

The provision for credit losses of $6.0 million for the second quarter and $6.9 million for YTD 2022 resulted in a $10.4 million and $17.0 million higher provision for credit losses than comparable prior year periods, respectively. The second quarter and YTD 2022 provision for credit losses was reflective of a moderate deterioration in the economic outlook, continued low levels of net charge-offs, delinquent loans and nonperforming loans, an increase in loans outstanding and included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition. Comparatively, at the end of the second quarter of 2021, economic forecasts reflected a post-vaccine economic recovery and loans outstanding remaining on pandemic-related payment deferral decreased significantly, resulting in a release of reserves in that period. Net charge-offs were $0.4 million for the second quarter and $0.9 million for the first six months of 2022, compared to net recoveries of $0.6 million for the prior year second quarter and $0.2 million for the first six months of 2021. Second quarter 2022 nonperforming and delinquent loan ratios improved in comparison to the second quarter of 2021 largely attributable to the upgrade of several large business loans primarily operating in the hospitality industry from nonaccrual status to accruing status during the fourth quarter of 2021 and first quarter of 2022 whose operations were temporarily negatively impacted by the pandemic.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $39.8 million and $86.9 million, respectively, decreased $8.1 million, or 17.0%, as compared to the second quarter of 2021 and decreased $13.9 million, or 13.8%, compared to June YTD 2021. Earnings per share of $0.73 for the second quarter was $0.15 lower than the second quarter of 2021, while earnings per share for the first six months of 2022 of $1.60 was $0.25 lower than the first six months of 2021. The decrease in net income and earnings per share for the quarter and YTD are the result of increases in operating expenses and the provision for credit losses, including the impacts from the Elmira acquisition, partially offset by increases in net interest income and noninterest revenues and decreases in income taxes and fully-diluted shares outstanding. Operating net income, a non-GAAP measure, of $46.3 million and $93.6 million for the second quarter and June YTD, respectively, decreased $1.6 million, or 3.4%, as compared to the second quarter of 2021 and decreased $7.2 million, or 7.1%, compared to June YTD 2021. Operating earnings per share, a non-GAAP measure, of $0.85 for the second quarter was down $0.03 compared to the second quarter of 2021, while operating earnings per share of $1.72 for the first six months of 2022 was down $0.13 compared to the first six months of 2021. 2021 results were enhanced by a net benefit recorded in the provision for credit losses and higher PPP-related revenues than the comparable periods of 2022 which, net of tax, were responsible for a $0.13 decrease in fully-diluted operating earnings per share between the comparable quarters and a $0.30 decrease between the comparable YTD periods. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $103.1 million was up $11.0 million, or 12.0%, from the comparable prior year period. The quarterly improvement resulted from an increase in interest-earning asset balances, an increase in the yield on interest-earning assets and a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in interest-bearing liability balances. Net interest income for the first six months of 2022 increased $12.0 million, or 6.4%, versus the first six months of 2021. The year-over-year improvement resulted from an increase in interest-earning asset balances and a decrease in the average rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in interest-bearing liability balances.

The provision for credit losses for the second quarter and June YTD increased $10.4 million and $17.0 million as compared to the second quarter and first six months of 2021, respectively. The second quarter and YTD 2022 provision for credit losses was reflective of a moderated economic outlook, continued low levels of net charge-offs, delinquent loans and nonperforming loans, an increase in loans outstanding and included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition.

Second quarter and year-to-date noninterest revenues were $64.1 million and $129.8 million, respectively, up $4.6 million, or 7.8%, from the second quarter of 2021 and up $11.8 million, or 10.0%, from the first six months of 2021. The increase compared to the prior year’s second quarter was a result of increases in deposit service charges and fees, insurance services revenue and employee benefit services revenue, partially offset by decreases in other banking revenue, wealth management services revenue, mortgage banking revenue and unrealized gains and losses on equity securities, while debit interchange and ATM fees were consistent. The YTD increase was due to increases in employee benefit services revenue, insurance services revenue, deposit service charges and fees, debit interchange and ATM fees and wealth management services revenue, partially offset by decreases in mortgage banking revenue, other banking revenue and unrealized gains and losses on equity securities.

Noninterest expenses of $110.4 million and $210.2 million for the second quarter and June YTD periods, respectively, reflected an increase of $16.9 million, or 18.0%, from the second quarter of 2021 and an increase of $23.4 million, or 12.5%, from the first six months of 2021. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, acquisition expenses, other expenses, business development and marketing expenses, legal and professional fees, data processing and communications expenses, amortization of intangible assets, acquisition-related contingent consideration adjustments and occupancy and equipment expenses. The YTD increase in noninterest expenses was due to increases in salaries and benefits, acquisition expenses, other expenses, business development and marketing expenses, legal and professional fees, data processing and communications expenses, amortization of intangible assets and acquisition-related contingent consideration adjustments, partially offset by a decrease in occupancy and equipment expenses. Excluding acquisition expenses and acquisition-related contingent consideration adjustments, 2022 operating expenses were $12.5 million, or 13.4%, higher for the second quarter and $18.8 million, or 10.1%, higher for the year-to-date timeframe.

The effective income tax rates were 21.6% and 21.5% for the second quarter and YTD 2022, respectively, as compared to 23.1% and 20.8% for the comparable prior year periods. The effective tax rate in the second quarter of 2021 was driven up by an increase in certain state income tax rates that were enacted during that period. The increase in the YTD effective tax rate was primarily attributable to lower levels of tax benefits related to stock-based compensation activity.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2022	2021	2022	2021
Net interest income	$103,141	$92,105	$198,013	$186,059
Provision for credit losses	6,038	(4,338)	6,944	(10,057)
Noninterest revenues	64,097	59,460	129,770	117,991
Noninterest expenses	110,424	93,543	210,231	186,789
Income before income taxes	50,776	62,360	110,608	127,318
Income taxes	10,971	14,416	23,748	26,524
Net income	$39,805	$47,944	$86,860	$100,794

Diluted weighted average common shares outstanding	54,393	54,613	54,456	54,523
Diluted earnings per share	$0.73	$0.88	$1.60	$1.85

Net Interest Income

Net interest income is the amount by which interest and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $104.1 million, an increase of $11.2 million, or 12.0%, compared to the same period last year. This was driven by a $1.10 billion increase in average interest-earning assets, an eight basis point increase in the average yield on interest-earnings assets and a two basis point decrease in the average rate paid on interest-bearing liabilities, offset by a $740.9 million increase in average interest-bearing liabilities in comparison to the second quarter of 2021. As reflected in Table 3, net interest income was favorably impacted by $8.1 million due to the volume increase in interest-earning assets, $2.9 million due to the increase in the average yield on interest-earning assets and $0.5 million due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by the unfavorable impact on net interest income of $0.3 million due to the volume increase in interest-bearing liabilities. June YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $199.8 million, increased $12.0 million, or 6.4%, from the year-earlier period. The June YTD increase resulted from a $1.32 billion increase in average interest-earning assets and a four basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 12 basis point decrease in the average yield on interest-earning assets and an $876.5 million increase in average interest-bearing liabilities. As reflected in Table 3, for June YTD, the volume increase in interest-earning assets and the decrease in the average rate paid on interest-bearing liabilities had favorable impacts on net interest income of $19.1 million and $1.8 million, respectively, partially offset by the decrease in the average yield on interest-earning assets having an unfavorable impact on net interest income of $8.2 million and the volume increase in interest-bearing liabilities having a negative impact of $0.7 million.

The net interest margin of 2.89% for the second quarter of 2022 was 10 basis points higher as compared to the second quarter of 2021. The increase was the result of an eight basis point increase in the interest-earning asset yield and a two basis point decrease in the average rate on interest-bearing liabilities. The net interest margin of 2.81% for the first six months of 2022 was 10 basis points lower than the comparable period of 2021. The yield on interest-earning assets decreased 12 basis points, while the rate on interest-bearing liabilities decreased by four basis points for the first six months of 2022 as compared to the prior year period.

The eight basis point increase in the average yield on interest-earning assets for the quarter was the result of an increase in the average yield on investments, partially offset by a decrease in the average yield on loans. For the second quarter, the average yield on investments, including cash equivalents, increased 39 basis points, while the average yield on loans decreased by 11 basis points compared to the prior year. The 12 basis point decrease in the yield on interest-earning assets for the first six months of 2022 was the result of a 26 basis point decrease in the average yield on loans, partially offset by a 25 basis point increase in the average yield on investments, including cash equivalents, compared to the prior year. The decrease in the loan yields were reflective of declines in PPP-related interest income between the periods. During the second quarter of 2022, the Company recorded $1.1 million of PPP-related interest income, a decrease of $2.8 million from the prior year’s second quarter, while during the first six months of 2022, the Company recorded $2.8 million of PPP-related interest income, a decrease of $8.0 million from the first six months of 2021. The increase in investment yields were primarily driven by the Company meaningfully shifting the composition of earning assets away from low-yield cash equivalents to higher yield investment securities between the periods.

The average rate on interest-bearing liabilities decreased by two basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased two basis points and the average rate paid on external borrowings decreased one basis point from the comparable prior period. For the first six months of 2022, the average rate on interest-bearing liabilities decreased by four basis points from the comparable prior year period as the average rate on interest-bearing deposits decreased three basis points and the average rate on external borrowings decreased 21 basis points. The decrease in the average rate paid on interest-bearing deposits was driven by a decrease in the interest rate paid on time deposits. The decrease in the average cost of borrowings was primarily the result of the redemption of certain higher rate subordinated debt instruments in the first quarter of 2021, as well as the decrease in the rates paid on customer repurchase agreements in response to market conditions.

The second quarter and YTD average balance of investments, including cash equivalents, increased $714.9 million and $1.11 billion, respectively, as compared to the corresponding prior year periods. Investment security purchases outpaced maturities, calls and principal payments during second quarter and YTD. The cash equivalents component of average earning assets decreased $1.60 billion and $1.17 billion for the second quarter and YTD periods, respectively, compared to the prior year periods. The decrease in cash equivalents was primarily due to the Company meaningfully shifting the composition of earning assets away from low-yield cash equivalents to higher yielding investment securities and loans. Average loan balances increased $383.9 million for the quarter and $208.1 million YTD as compared to the prior year, with organic and acquired growth during both periods, including the Elmira acquisition in May 2022, despite declines in average PPP loan balances. The change in average loan balances for the quarter and YTD periods included a $338.6 million and $343.1 million decrease in average PPP loans, respectively.

Average interest-bearing deposits increased $687.2 million compared to the prior year quarter and $862.7 million compared to the prior YTD period. The increase in average interest-bearing deposits was due to increases in interest checking, savings and money market deposits due primarily to large inflows of government stimulus-related deposit funding and the Elmira acquisition in May 2022, partially offset by decreases in time deposits. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), overnight borrowings at the Federal Reserve Bank of New York (“Federal Reserve”), subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), increased $53.7 million and $13.8 million for the quarter and YTD periods respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to an increase in average customer repurchase agreements, while the increase from the prior YTD period was partially offset by the redemption of certain higher rate subordinated debt instruments in the first quarter of 2021.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 24.2% in both 2022 and 2021. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks. Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$472,671	$764	0.65%	$2,074,757	$563	0.11%
Taxable investment securities (1)	5,760,399	24,135	1.68%	3,547,646	16,226	1.83%
Nontaxable investment securities (1)	513,506	4,195	3.28%	409,244	3,370	3.30%
Loans (net of unearned discount)(2)	7,725,107	78,089	4.05%	7,341,226	76,065	4.16%
Total interest-earning assets	14,471,683	107,183	2.97%	13,372,873	96,224	2.89%
Noninterest-earning assets	981,029			1,347,211
Total assets	$15,452,712			$14,720,084

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,323,724	1,010	0.05%	$7,607,119	763	0.04%
Time deposits	945,135	1,681	0.71%	974,510	2,200	0.91%
Customer repurchase agreements	294,704	214	0.29%	248,923	227	0.37%
Overnight FRB borrowings	1,560	7	1.75%	0	0	0.00%
FHLB borrowings	11,142	83	3.00%	4,768	26	2.14%
Subordinated notes payable	3,268	39	4.69%	3,294	39	4.69%
Total interest-bearing liabilities	9,579,533	3,034	0.13%	8,838,614	3,255	0.15%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,061,738			3,719,592
Other liabilities	68,031			160,147
Shareholders' equity	1,743,410			2,001,731
Total liabilities and shareholders' equity	$15,452,712			$14,720,084

Net interest earnings		$104,149			$92,969

Net interest spread			2.84%			2.74%
Net interest margin on interest-earning assets			2.89%			2.79%

Fully tax-equivalent adjustment (3)		$1,008			$864
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$700,511	$1,191	0.34%	$1,871,863	$978	0.11%
Taxable investment securities (1)	5,632,393	46,299	1.66%	3,394,185	30,986	1.84%
Nontaxable investment securities (1)	463,664	7,472	3.25%	418,415	6,881	3.32%
Loans (net of unearned discount) (2)	7,558,126	150,747	4.02%	7,349,988	155,947	4.28%
Total interest-earning assets	14,354,694	205,709	2.89%	13,034,451	194,792	3.01%
Noninterest-earning assets	1,169,370			1,405,987
Total assets	$15,524,064			$14,440,438

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,255,651	1,831	0.04%	$7,359,477	1,517	0.04%
Time deposits	930,073	3,425	0.74%	963,519	4,558	0.95%
Customer repurchase agreements	303,824	425	0.28%	260,668	464	0.36%
Overnight FRB borrowings	784	7	1.75%	0	0	0.00%
FHLB borrowings	6,533	93	2.86%	5,506	57	2.07%
Subordinated notes payable	3,271	77	4.71%	3,297	77	4.71%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	31,184	293	1.89%
Total interest-bearing liabilities	9,500,136	5,858	0.12%	8,623,651	6,966	0.16%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,015,226			3,606,217
Other liabilities	117,397			176,488
Shareholders’ equity	1,891,305			2,034,082
Total liabilities and shareholders’ equity	$15,524,064			$14,440,438

Net interest earnings		$199,851			$187,826

Net interest spread			2.77%			2.85%
Net interest margin on interest-earning assets			2.81%			2.91%

Fully tax-equivalent adjustment (3)		$1,838			$1,767
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2022			Six months ended June 30, 2022
	versus June 30, 2021			versus June 30, 2021
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(726)	$927	$201	$(912)	$1,125	$213
Taxable investment securities	9,372	(1,463)	7,909	18,665	(3,352)	15,313
Nontaxable investment securities	851	(26)	825	730	(139)	591
Loans	3,911	(1,887)	2,024	4,331	(9,531)	(5,200)
Total interest-earning assets (2)	8,076	2,883	10,959	19,152	(8,235)	10,917

Interest paid on:
Interest checking, savings and money market deposits	77	170	247	194	120	314
Time deposits	(64)	(455)	(519)	(153)	(980)	(1,133)
Customer repurchase agreements	37	(50)	(13)	70	(109)	(39)
Overnight FRB borrowings	7	0	7	7	0	7
FHLB borrowings	44	13	57	12	24	36
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	(293)	0	(293)
Total interest-bearing liabilities (2)	258	(479)	(221)	658	(1,766)	(1,108)

Net interest earnings (2)	$7,827	$3,353	$11,180	$18,542	$(6,517)	$12,025
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2022	2021	2022	2021
Employee benefit services	$28,921	$27,477	$58,501	$54,010
Deposit service charges and fees	9,610	7,708	18,960	15,489
Mortgage banking	269	331	424	1,019
Debit interchange and ATM fees	6,528	6,528	13,333	12,827
Insurance services	9,780	8,209	20,189	16,362
Wealth management services	8,141	8,227	16,774	16,426
Other banking revenues	870	980	1,609	1,834
Subtotal	64,119	59,460	129,790	117,967
Unrealized (loss) gain on equity securities	(22)	0	(20)	24
Total noninterest revenues	$64,097	$59,460	$129,770	$117,991

Noninterest revenues/operating revenues (FTE basis) (1)	38.3%	39.3%	39.6%	38.9%
(1)	For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding unrealized gain (loss) on equity securities, were $64.1 million for the second quarter of 2022 and $129.8 million for the first six months of 2022. This represents an increase of $4.6 million, or 7.8%, for the quarter and an increase of $11.8 million, or 10.0%, for the YTD period in comparison to the equivalent 2021 periods. The increase for the quarterly period was driven by increases in banking noninterest revenue, insurance services revenue and employee benefit services revenue, partially offset by a decrease in wealth management services revenue. The increase for the YTD period was due to increases in employee benefit services revenue, insurance services revenue, banking noninterest revenue and wealth management services revenue.

Banking noninterest revenue of $17.3 million for the second quarter and $34.3 million for the first six months of 2022 increased $1.7 million, or 11.1%, and increased $3.2 million, or 10.1%, respectively, as compared to the corresponding prior year periods. The quarterly increase was driven by an increase in deposit service charges and fees, partially offset by decreases in mortgage banking revenues and other banking revenues, while debit interchange and ATM fees were consistent. The YTD increase was driven by increases in deposit service charges and fees and debit interchange and ATM fees, partially offset by decreases in mortgage banking revenues and other banking revenues. The increases in deposit service charges and fees were reflective of increased post-pandemic transaction activity including the addition of new deposit relationships from the Elmira acquisition in May 2022. The Company is continuing to evaluate its deposit offerings and associated deposit services charges and fees.

Employee benefit services revenue increased $1.4 million, or 5.3%, and $4.5 million, or 8.3%, for the three and six months ended June 30, 2022, respectively, as compared to the equivalent prior year periods. This growth primarily related to increases in employee benefit trust and custodial fees, as well as incremental revenues from the acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) during the third quarter of 2021. Insurance services revenue was up $1.6 million, or 19.1%, and $3.8 million, or 23.4%, for the second quarter and YTD periods, respectively, driven by organic expansion, as well as the second quarter 2021 acquisition of a Florida-based personal lines insurance agency and third quarter 2021 acquisition of a Boston-based specialty-lines insurance practice. Wealth management services revenue was down $0.1 million, or 1.0%, for the second quarter of 2022 and was up $0.3 million, or 2.1%, for June 2022 YTD as compared to the same time periods of 2021, despite market-related headwinds which negatively impacted fiduciary-related revenues during the first six months of 2022.

The ratio of noninterest revenues to operating revenues (FTE basis), as defined in footnote 1 of Table 4 above, was 38.3% for the quarter and 39.6% for the six months ended June 30, 2022, respectively, versus 39.3% and 38.9% for the comparable periods of 2021. The increase for the year-to-date period is a function of a 10.0% increase in adjusted noninterest revenues while adjusted net interest income (FTE basis) increased 6.4%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2022	2021	2022	2021
Salaries and employee benefits	$65,398	$57,892	$127,046	$115,524
Occupancy and equipment	10,424	10,270	21,376	21,570
Data processing and communications	13,611	12,766	26,270	25,157
Amortization of intangible assets	3,851	3,246	7,583	6,597
Legal and professional fees	3,385	2,499	7,002	5,533
Business development and marketing	3,616	2,659	6,359	4,689
Acquisition expenses	3,960	4	4,259	31
Acquisition-related contingent consideration adjustment	400	0	400	0
Other	5,779	4,207	9,936	7,688
Total noninterest expenses	$110,424	$93,543	$210,231	$186,789

Operating expenses(1)/average assets	2.65%	2.46%	2.57%	2.52%
Efficiency ratio(2)	61.1%	59.7%	60.4%	59.4%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment and amortization of intangibles. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $110.4 million and $210.2 million for the second quarter and YTD periods of 2022, respectively, representing an increase of $16.9 million, or 18.0%, and an increase of $23.4 million, or 12.5%, from the prior year periods. Acquisition expenses and acquisition-related contingent consideration adjustments of $4.4 million and $4.7 million are included in second quarter and YTD 2022 noninterest expenses, respectively. Salaries and employee benefits increased $7.5 million, or 13.0%, and $11.5 million, or 10.0%, for the second quarter and YTD periods of 2022, respectively, as compared to the corresponding periods of 2021. The increase in salaries and benefits was driven by increases in merit and incentive-related employee wages, acquisition-related staffing increases, higher payroll taxes and higher employee benefit-related expenses. The remaining change to noninterest expenses are attributed to occupancy and equipment (up $0.2 million for the quarter and down $0.2 million YTD), data processing and communications (up $0.8 million for the quarter and $1.1 million YTD), amortization of intangible assets (up $0.6 million for the quarter and $1.0 million YTD), legal and professional fees (up $0.9 million for the quarter and $1.5 million YTD), business development and marketing (up $1.0 million for the quarter and $1.7 million YTD) and other expenses (up $1.6 million for the quarter and $2.2 million YTD). Noninterest expenses were generally up due to the increase in the level of business activities and incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition, including increases in business development and marketing expenses, insurance, professional fees and travel-related expenses. The increase in data processing and communications expenses was due to the Company’s implementation of new customer-facing digital technologies and back office systems between the comparable periods.

The Company’s efficiency ratio (as defined in the table above) was 61.1% for the second quarter, 1.4 percentage points unfavorable to the comparable quarter of 2021. This resulted from operating expenses (as described above) increasing 13.2%, while operating revenues (as described above) increased 10.6%. The efficiency ratio of 60.4% for the first six months of 2022 was 1.0 percentage point unfavorable compared to the first six months of 2021 due to 9.9% higher operating expenses (as described above), while operating revenues (as described above) increased by 8.0%. Current year operating expenses, excluding amortization of intangible assets, acquisition expenses and acquisition-related contingent consideration adjustments, as a percentage of average assets increased 0.19 percentage points versus the prior year quarter and increased 0.05 percentage points versus the prior year-to-date period as operating expenses (as defined above) increased at a faster rate than average assets. Operating expenses (as defined above) increased 13.2% for the quarter and increased 9.9% for the year-to-date period, while average assets increased 5.0% for the quarter and increased 7.5% for the year-to-date period.

Income Taxes

The second quarter and YTD 2022 effective income tax rates were 21.6% and 21.5%, respectively, as compared to 23.1% and 20.8% for the comparable periods of 2021. The decrease in the second quarter 2022 effective income tax rate is primarily attributable to an increase in certain state income tax rates that were enacted in the second quarter of 2021. The increase in the YTD 2022 effective income tax rates is primarily attributable to a lower level of benefit derived from stock based compensation activity during YTD 2022. The Company recorded a $0.6 million and $2.0 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2022 and YTD 2021, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the second quarter and YTD 2022 were 21.6% and 22.0%, respectively, as compared to 23.4% and 22.4%, for the comparable periods of 2021.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $5.64 billion at the end of the second quarter, an increase of $663.9 million from December 31, 2021 and $1.59 billion higher than June 30, 2021. The carrying value of cash equivalents was $20.3 million at the end of the second quarter, a decrease of $1.70 billion from December 31, 2021 and $2.00 billion from June 30, 2021. The book value of investment securities (excluding unrealized gains and losses) of $6.31 billion at the end of the second quarter increased $1.28 billion from December 31, 2021 and increased $2.22 billion from June 30, 2021. During the first six months of 2022, the Company purchased $1.14 billion of U.S. Treasury and agency securities with an average yield of 1.62%, $31.5 million of government agency mortgage-backed securities with an average yield of 2.75%, and $181.6 million of obligations of state and political subdivisions with an average yield of 3.96%. Additionally, the Company acquired $11.3 million of investments from Elmira during the second quarter of 2022. These additions were partially offset by $86.9 million of investment maturities, calls and principal payments during the first six months of 2022. Additionally, there was $9.8 million of net accretion on investment securities during the first six months of 2022. The effective duration of the investment securities portfolio was 6.7 years at the end of the second quarter of 2022, as compared to 7.5 years at the end of 2021 and 7.7 years at the end of the second quarter of 2021.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2022, the portfolio had a $663.9 million net unrealized loss, as compared to a $44.9 million net unrealized loss at December 31, 2021 and a $26.3 million net unrealized loss at June 30, 2021. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

The following table sets forth the fair value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	June 30,	December 31,	June 30,
(000's omitted)	2022	2021	2021
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$4,615,546	$3,998,564	$3,025,072
Obligations of state and political subdivisions	527,155	430,289	426,152
Government agency mortgage-backed securities	425,357	477,056	529,139
Corporate debt securities	7,231	7,962	3,094
Government agency collateralized mortgage obligations	15,138	20,339	29,282
Total available-for-sale portfolio	5,590,427	4,934,210	4,012,739

Equity and other Securities:
Equity securities, at fair value	443	463	469
Federal Home Loan Bank common stock	13,199	7,188	7,262
Federal Reserve Bank common stock	35,323	33,916	33,916
Other equity securities, at adjusted cost	3,630	3,312	3,276
Total equity and other securities	52,595	44,879	44,923

Total investments	$5,643,022	$4,979,089	$4,057,662

Loans

Loans ended the second quarter at $8.14 billion, an increase of $900.5 million, or 12.4%, from one year earlier and an increase of $771.1 million, or 10.5%, from the end of 2021. The increase during the last twelve months was driven by increases in all loan categories, including consumer mortgage, business lending, consumer indirect, home equity, and consumer direct loans, due to the Elmira acquisition and net organic growth despite a $259.9 million decrease in PPP loans due to loan forgiveness activities. Excluding loans acquired in connection with the Elmira acquisition and PPP loans, ending loans increased $313.4 million, or 4.2%, during the quarter.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing. The business lending portfolio increased $145.5 million, or 4.6%, from June 30, 2021 and increased $256.1 million, or 8.3%, from December 31, 2021, driven by the Elmira acquisition and organic growth despite decreases in PPP loans. The Company participated in both rounds of the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the United States Small Business Administration (“SBA”). As of June 30, 2022, the Company’s business lending portfolio included PPP loans with a total balance of $15.4 million, as compared to $87.9 million at December 31, 2021 and $284.8 million at June 30, 2021. Highly competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $495.3 million, or 20.6%, from one year ago and increased $347.7 million, or 13.6%, from December 31, 2021, including $271.4 million of loans acquired from Elmira in the second quarter of 2022. In addition to the Elmira acquisition, the increase in consumer mortgages was driven by refinance activities, strong housing demand, and the Company’s competitive product offerings and business development efforts. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. The Company is currently holding almost all of its new consumer mortgage production in portfolio. Home equity loans increased $34.3 million, or 8.8%, from one year ago, and increased $27.4 million, or 6.9%, from December 31, 2021, including $18.4 million of loans acquired from Elmira in the second quarter of 2022.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $225.4 million, or 17.9%, from one year ago and increased $139.9 million, or 10.4%, from December 31, 2021, including $21.9 million of loans acquired from Elmira in the second quarter of 2022. Despite national vehicle supply shortages, the Company’s market area and dealer network have experienced robust sales activity, which combined with higher collateral values have resulted in significant growth in the Company’s consumer indirect portfolio. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, total allowance for credit losses at the end of the second quarter was $55.5 million, an increase of $3.8 million, or 7.3%, from one year earlier and an increase of $5.7 million, or 11.4%, from the end of 2021.

Table 7: Allowance for Credit Losses by Loan Type

	June 30, 2022		December 31, 2021		June 30, 2021
(000's omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$23,241	40.9%	$22,995	41.7%	$25,302	44.0%
Consumer mortgage	12,631	35.7%	10,017	34.7%	10,001	33.2%
Consumer indirect	14,378	16.1%	11,737	16.1%	11,103	15.3%
Consumer direct	2,822	2.1%	2,306	2.1%	2,548	2.1%
Home equity	1,470	5.2%	1,814	5.4%	1,796	5.4%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total loans	$55,542	100.0%	$49,869	100.0%	$51,750	100.0%

As demonstrated in Table 7 and discussed previously, business lending and consumer installment carry higher credit risk than residential real estate, and as a result, these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at June 30, 2022 was consistent with December 31, 2021 and June 30, 2021. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	June 30,	December 31,	June 30,
	2022	2021	2021
Allowance for credit losses/total loans	0.68%	0.68%	0.71%
Allowance for credit losses/nonperforming loans	150%	110%	74%
Nonaccrual loans/total loans	0.39%	0.57%	0.95%
Allowance for credit losses/nonaccrual loans	175%	120%	76%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	(0.01)%	0.10%	(0.03)%
Consumer mortgage	0.01%	0.00%	0.02%
Consumer indirect	0.15%	0.24%	(0.16)%
Consumer direct	(0.02)%	0.53%	(0.05)%
Home equity	0.00%	0.01%	0.01%
Total loans	0.02%	0.09%	(0.03)%

Net charge-offs during the second quarter of 2022 were $0.4 million, an increase of $1.0 million compared to the second quarter of 2021. The consumer mortgage and home equity portfolios experienced lower net charge-offs during the second quarter of 2022 as compared to the second quarter of 2021, while the business lending, consumer direct, and consumer indirect portfolios experienced higher net charge-offs than the equivalent prior year period. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the second quarter was 0.02%, seven basis points lower than the ratio at December 31, 2021 and five basis points higher than the ratio at June 30, 2021. Net charge-off ratios for the second quarter of 2022 for the business lending, consumer mortgage, consumer direct, and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer indirect portfolio was above the Company’s average for the trailing eight quarters. The Company believes that its credit-related losses have recently been below longer-term historical levels in part due to the extraordinary Federal and State Government financial assistance provided to consumers throughout the pandemic, as well as the funding support to business customers who participated in PPP lending.

Other real estate owned (“OREO”) at June 30, 2022 was $0.6 million. This compares to $0.7 million at December 31, 2021 and $0.9 million at June 30, 2021. At June 30, 2022, OREO consisted of nine residential properties with a total value of $0.5 million and one commercial property with a value of $0.1 million. This compares to two residential properties with a total value of $0.1 million and one commercial property with a value of $0.6 million at December 31, 2021, and four residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million at June 30, 2021.

Approximately 29% of the nonperforming loans at June 30, 2022 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans decreased significantly from the prior year as the economic environment improved and businesses resumed normal operations. The Company upgraded several large business loans that had previously requested extended loan repayment forbearance due to pandemic-related hardship from nonaccrual to accruing status during the first quarter of 2022 and fourth quarter of 2021. These borrowers had successfully restored all past due payment to current status, resumed their pre-forbearance payment obligations for a period of at least six months, and demonstrated sufficient repayment capacity and cash reserves to be reclassified to accruing status.

Approximately 62% of nonperforming loans at June 30, 2022 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s geographic footprint have generally remained stable or have increased over the past several years. Additionally, strong economic conditions prior to COVID-19 and the recent economic recovery, including lower unemployment levels, has positively impacted consumers and has resulted in more favorable nonperforming consumer mortgage ratios. The Company will continue to closely monitor the impact that economic conditions could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses. The remaining 9% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 150% at the end of the second quarter, as compared to 110% at year-end 2021 and 74% at June 30, 2021. The increase in this ratio between the annual quarterly periods was primarily driven by the decrease in nonperforming business loans noted above.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and commercial lending management to monitor their status and discuss relationship management plans. Commercial lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.75% at the end of the second quarter, 25 basis points below the 1.00% at year-end 2021 and 47 basis points below the 1.22% at June 30, 2021. The business lending delinquency ratio at the end of the second quarter of 0.40% was 57 basis points below the level of 0.97% at December 31, 2021 and 120 basis points below the level of 1.60% at June 30, 2021, largely attributable to the reclassification of certain business loans’ status from nonaccrual to accruing during the fourth quarter of 2021 and first quarter of 2022. The delinquency rates for the consumer indirect and home equity portfolios decreased as compared to the levels at December 31, 2021 while consumer direct increased and consumer mortgage remained consistent. The delinquency rates for the consumer direct, consumer indirect, home equity, and consumer mortgage all increased compared to the levels at June 30, 2021.

Prediction of future delinquency and credit loss performance is difficult, because although recent economic growth has been above average and restrictions initially put in place during the pandemic have been lifted, there remains uncertainty regarding the economic fallout created by supply chain constraints and inflationary pressures. Due to the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention, and economic conditions return to a more normalized state.

The Company recorded a $6.0 million provision for credit losses in the second quarter of 2022, $3.9 million of which was due to the acquisition of Elmira and $0.3 million related to off-balance sheet credit exposures. The second quarter provision for credit losses was $10.3 million higher than the equivalent prior year period’s net benefit in the provision for credit losses of $4.3 million, which was reflective of a post-vaccine economic recovery and a significant decrease in loans on pandemic-related payment deferral. The allowance for credit losses of $55.5 million as of June 30, 2022 increased $5.6 million compared to December 31, 2021 and increased $3.7 million compared to June 30, 2021, due in part to a $750.4 million increase in non-PPP loans outstanding, including $437.0 million of loans acquired from Elmira, combined with economic forecasts moderating during the second quarter of 2022. The allowance for credit losses to total loans ratio was 0.68% at June 30, 2022, consistent with the level at December 31, 2021 and three basis points lower than the level at June 30, 2021. Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2022, the net purchase discount related to the $1.36 billion of remaining non-PCD acquired loan balances was approximately $27.0 million, or 1.98% of that portfolio.

Deposits

As shown in Table 9, average deposits of $13.33 billion in the second quarter were $1.03 billion, or 8.4%, higher than the second quarter of 2021, primarily due to larger than anticipated net inflows of funds related to government stimulus and PPP programs and the addition of acquired Elmira deposit liabilities during the second quarter of 2022. The Company acquired $522.3 million of deposits in the Elmira acquisition, including $356.5 million of non-time deposits and $165.8 million of time deposits. Total average deposit balances increased $498.5 million, or 3.9%, from the fourth quarter of last year, due to continued net inflows of deposits and the addition of acquired Elmira deposit liabilities between the periods. Average noninterest checking deposits as a percentage of average total deposits was 30.5% in the second quarter compared to 30.2% in the second quarter of 2021 and 30.7% in the fourth quarter of last year. Non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 92.9% of the Company’s deposit funding base, while time deposits represent 7.1% of total average deposits. The quarterly average cost of deposits was 0.08% for the second quarter of 2022, compared to 0.08% for the fourth quarter of 2021 and 0.10% in the second quarter of 2021, reflective of a decrease in the interest rate paid on time deposits. The Company continues to focus on expanding its core deposit relationship base through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the second quarter of 2022 increased $525.9 million, or 4.7%, versus the fourth quarter of 2021 and increased $921.8 million, or 8.6%, versus the year-earlier period. Average public fund deposits for the second quarter decreased $27.4 million, or 1.6%, from the fourth quarter of 2021 and increased $107.5 million, or 7.0%, from the second quarter of 2021. Average public fund deposits as a percentage of total average deposits decreased slightly from 12.4% in the second quarter of 2021 to 12.3% in the second quarter of 2022.

Table 9: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000’s omitted)	2022	2021	2021
Noninterest checking deposits	$4,061,738	$3,935,586	$3,719,592
Interest checking deposits	3,436,320	3,215,815	3,192,123
Savings deposits	2,410,405	2,227,776	2,161,716
Money market deposits	2,476,999	2,510,766	2,253,280
Time deposits	945,135	942,205	974,510
Total deposits	$13,330,597	$12,832,148	$12,301,221
Nonpublic fund deposits	$11,691,764	$11,165,894	$10,769,929
Public fund deposits	1,638,833	1,666,254	1,531,292
Total deposits	$13,330,597	$12,832,148	$12,301,221

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2022 totaled $88.7 million. This was $83.6 million higher than borrowings at December 31, 2021 and $82.5 million above the level at the end of the second quarter of 2021. The increases were primarily due to an increase in overnight Federal Reserve borrowings of $66.0 million for liquidity funding and $17.6 million of FHLB borrowings acquired from the Elmira acquisition during the second quarter of 2022.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $223.8 million at the end of the second quarter of 2022, a decrease of $101.0 million from December 31, 2021 due primarily to the seasonal characteristics of this portfolio, and were $28.9 million above their level at June 30, 2021.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity was $1.66 billion at the end of the second quarter, down $439.1 million from the balance at December 31, 2021. The decrease was driven by $468.1 million of other comprehensive loss, net of tax, dividends declared of $46.5 million and common stock repurchased of $16.4 million, partially offset by net income of $86.9 million, net activity under the Company’s employee stock plan of $0.8 million, and $4.2 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $468.6 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as market interest rates increased between the periods, partially offset by a positive $0.5 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $399.4 million, as a decrease in the market value adjustment on investments, dividends declared and common stock repurchase activity more than offset net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2022 was 53.5%, compared to 44.9% for the six months ended June 30, 2021. Dividends declared for the first six months of 2022 increased 2.8% compared to the first six months of 2021, as the Company’s quarterly dividend per share was raised from $0.42 to $0.43 in July 2021, while net income decreased 13.8% versus the equivalent year-to-date period due to increases in the provision for credit losses, acquisition-related provision for credit losses, and operating expenses partially offset by increases in net interest income and noninterest revenues. The 2021 dividend increase marked the Company’s 29th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding decreased 0.3% over the last twelve months, as common stock repurchases outweighed activity in the Company’s employee stock plans.

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

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of June 30, 2022 and December 31, 2021. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of June 30, 2022 and December 31, 2021, the Company and the Bank must maintain:

(i) Common equity Tier 1 capital to total risk-weighted assets (“Common equity tier 1 capital ratio”) of at least 7.0%,

(ii) Tier 1 capital to total risk-weighted assets (“Tier 1 risk-based capital ratio”) of at least 8.5%, and

(iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets (“Total risk-based capital ratio”) of at least 10.5%.

In addition, the Company and Bank must maintain a ratio of ending Tier 1 capital to adjusted quarterly average assets (“Tier 1 leverage ratio”) of at least 5.0% to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Management believes, as of June 30, 2022 and December 31, 2021, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of June 30, 2022 and December 31, 2021, the regulatory capital ratios for the Company and Bank are presented below.

	June 30, 2022		December 31, 2021
	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	8.65%	6.90%	9.09%	7.26%
Tier 1 risk-based capital ratio	15.91%	12.73%	18.60%	14.92%
Total risk-based capital ratio	16.58%	13.41%	19.28%	15.62%
Common equity Tier 1 capital ratio	15.91%	12.73%	18.60%	14.92%

The Company’s Tier 1 leverage ratio was 8.65% at the end of the second quarter, down 44 basis points from year-end 2021 and 71 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2021 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income items, decreasing 1.8%, as the impact of the Elmira acquisition and share repurchases outweighed net earnings retention, while average assets, excluding intangibles and the market value adjustment on investments, increased 3.3%, primarily due to continued inflows of customer deposits and the Elmira acquisition. The Tier 1 leverage ratio decreased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income, decreased 0.2%, as the impact of the Elmira acquisition and share repurchases outweighed earnings retention, while average assets excluding intangibles and the market value adjustment on investments, increased 8.0% primarily due to continued inflows of customer deposits and the acquisition of Elmira. The net tangible equity-to-assets ratio (a non-GAAP measure) of 5.40% decreased 3.29 percentage points from December 31, 2021 and decreased 3.62 percentage points versus June 30, 2021 (See Table 10 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from one year prior was primarily driven by a $473.3 million, or 37.5%, decrease in tangible equity due to the decline in the after-tax market value adjustment on available-for-sale investment securities and a $75.2 million net increase in intangible assets due to the Elmira acquisition and a $612.6 million, or 4.4%, increase in tangible assets due to the Elmira acquisition and net inflows of deposits. The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from the fourth quarter of 2021 was driven by a $491.5 million decrease in tangible equity due to the impact of the Elmira acquisition and higher market interest rates on the after-tax market value adjustment on available-for-sale investment securities, while tangible assets decreased $117.2 million.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds are FHLB or Federal Reserve overnight advances, of which there were $66.0 million of outstanding borrowings at June 30, 2022.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At June 30, 2022, the Bank had $197.6 million of cash and cash equivalents of which $20.3 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.81 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and had $435.3 million of funding availability at the Federal Reserve’s discount window. Additionally, the Company has $3.13 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at quarter end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of June 30, 2022, this ratio was 19.4% for 30-days and 19.6% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of June 30, 2022, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2022 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, related vaccine rollout and efficacy, and government measures taken in response thereto, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations;  (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (12) changes in consumer spending, borrowing and savings habits;  (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;  (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations;  (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (18) the ability to maintain and increase market share and control expenses;  (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry;  (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (21) the outcome of pending or future litigation, government proceedings and local, state and Federal tax audits; (22) the effects of climate change and natural disasters on the Company’s operations or the operations of its customers; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the year ended December 31, 2021 and the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022 for the quarter ended March 31, 2022. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 10: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2022	2021	2022	2021
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$39,805	$47,944	$86,860	$100,794
Income taxes	10,971	14,416	23,748	26,524
Income before income taxes	50,776	62,360	110,608	127,318
Provision for credit losses	6,038	(4,338)	6,944	(10,057)
Pre-tax, pre-provision net revenue (non-GAAP)	56,814	58,022	117,552	117,261
Acquisition expenses	3,960	4	4,259	31
Acquisition-related contingent consideration adjustment	400	0	400	0
Unrealized loss (gain) on equity securities	22	0	20	(24)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$61,196	$58,026	$122,231	$117,268

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.73	$0.88	$1.60	$1.85
Income taxes	0.20	0.26	0.44	0.49
Income before income taxes	0.93	1.14	2.04	2.34
Provision for credit losses	0.12	(0.08)	0.11	(0.19)
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.05	1.06	2.15	2.15
Acquisition expenses	0.07	0.00	0.08	0.00
Acquisition-related contingent consideration adjustment	0.01	0.00	0.01	0.00
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.13	$1.06	$2.24	$2.15

Net income
Net income (GAAP)	$39,805	$47,944	$86,860	$100,794
Acquisition expenses	3,960	4	4,259	31
Tax effect of acquisition expenses	(856)	(1)	(919)	(6)
Subtotal (non-GAAP)	42,909	47,947	90,200	100,819
Acquisition-related contingent consideration adjustment	400	0	400	0
Tax effect of acquisition-related contingent consideration adjustment	(86)	0	(86)	0
Subtotal (non-GAAP)	43,223	47,947	90,514	100,819
Acquisition-related provision for credit losses	3,927	0	3,927	0
Tax effect of acquisition-related provision for credit losses	(848)	0	(848)	0
Subtotal (non-GAAP)	46,302	47,947	93,593	100,819
Unrealized loss (gain) on equity securities	22	0	20	(24)
Tax effect of unrealized loss (gain) on equity securities	(5)	0	(4)	4
Operating net income (non-GAAP)	46,319	47,947	93,609	100,799
Amortization of intangibles	3,851	3,246	7,583	6,597
Tax effect of amortization of intangibles	(832)	(750)	(1,629)	(1,375)
Subtotal (non-GAAP)	49,338	50,443	99,563	106,021
Acquired non-PCD loan accretion	(1,023)	(1,169)	(1,757)	(2,271)
Tax effect of acquired non-PCD loan accretion	221	270	378	475
Adjusted net income (non-GAAP)	$48,536	$49,544	$98,184	$104,225

Return on average assets
Adjusted net income (non-GAAP)	$48,536	$49,544	$98,184	$104,225
Average total assets	15,452,712	14,720,084	15,524,064	14,440,438
Adjusted return on average assets (non-GAAP)	1.26%	1.35%	1.28%	1.46%

Return on average equity
Adjusted net income (non-GAAP)	$48,536	$49,544	$98,184	$104,225
Average total equity	1,743,410	2,001,731	1,891,305	2,034,082
Adjusted return on average equity (non-GAAP)	11.17%	9.93%	10.47%	10.33%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2022	2021	2022	2021
Earnings per common share
Diluted earnings per share (GAAP)	$0.73	$0.88	$1.60	$1.85
Acquisition expenses	0.07	0.00	0.07	0.00
Tax effect of acquisition expenses	(0.02)	0.00	(0.02)	0.00
Subtotal (non-GAAP)	0.78	0.88	1.65	1.85
Acquisition-related contingent consideration adjustment	0.01	0.00	0.01	0.00
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.79	0.88	1.66	1.85
Acquisition-related provision for credit losses	0.07	0.00	0.07	0.00
Tax effect of acquisition-related provision for credit losses	(0.01)	0.00	(0.01)	0.00
Subtotal (non-GAAP)	0.85	0.88	1.72	1.85
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.85	0.88	1.72	1.85
Amortization of intangibles	0.07	0.06	0.14	0.12
Tax effect of amortization of intangibles	(0.02)	(0.01)	(0.03)	(0.03)
Subtotal (non-GAAP)	0.90	0.93	1.83	1.94
Acquired non-PCD loan accretion	(0.02)	(0.02)	(0.03)	(0.04)
Tax effect of acquired non-PCD loan accretion	0.01	0.00	0.01	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.89	$0.91	$1.81	$1.91

Noninterest operating expenses
Noninterest expenses (GAAP)	$110,424	$93,543	$210,231	$186,789
Amortization of intangibles	(3,851)	(3,246)	(7,583)	(6,597)
Acquisition expenses	(3,960)	(4)	(4,259)	(31)
Acquisition-related contingent consideration adjustment	(400)	0	(400)	0
Total adjusted noninterest expenses (non-GAAP)	$102,213	$90,293	$197,989	$180,161

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$102,213	$90,293	$197,989	$180,161
Fully tax-equivalent net interest income	104,149	92,969	199,851	187,826
Noninterest revenues	64,097	59,460	129,770	117,991
Acquired non-PCD loan accretion	(1,023)	(1,169)	(1,757)	(2,271)
Unrealized loss (gain) on equity securities	22	0	20	(24)
Operating revenues (non-GAAP) - denominator	$167,245	$151,260	$327,884	$303,522
Efficiency ratio (non-GAAP)	61.1%	59.7%	60.4%	59.4%

	June 30,	December 31,	June 30,
(000's omitted)	2022	2021	2021
Balance sheet data - at end of quarter
Total assets
Total assets (GAAP)	$15,487,833	$15,552,657	$14,801,287
Intangible assets	(917,891)	(864,335)	(842,672)
Deferred taxes on intangible assets	45,349	44,160	44,072
Total tangible assets (non-GAAP)	$14,615,291	$14,732,482	$14,002,687

Total common equity
Shareholders' Equity (GAAP)	$1,661,696	$2,100,807	$2,061,100
Intangible assets	(917,891)	(864,335)	(842,672)
Deferred taxes on intangible assets	45,349	44,160	44,072
Total tangible common equity (non-GAAP)	$789,154	$1,280,632	$1,262,500

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$789,154	$1,280,632	$1,262,500
Total tangible assets (non-GAAP) - denominator	$14,615,291	$14,732,482	$14,002,687
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	5.40%	8.69%	9.02%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.9% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.0% of the total portfolio, of which, 96.3% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using June 30, 2022 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.9% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 3.0% over the next twelve months.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. The model assumes that the majority of remaining PPP loans will be forgiven and repayment of the balances would occur over the remaining two quarters of 2022. All other loan balances are generally projected to increase modestly throughout the forecast period.
●	The model assumes no additional investment security purchases over the next twelve months.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up by the amounts listed below over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rates are dropped one hundred basis points each, and the treasury curve assumes the same slope as the rising rate scenarios, with all points normalizing off of the three month treasury rate, which is lowered by one hundred basis points from the flat rate scenario.

Net Interest Income Sensitivity Model

Calculated annualized increase
(decrease) in projected net interest
income at June 30, 2022
Interest rate scenario	(000’s omitted)
+200 basis points	$6,302
+100 basis points	$2,776
-100 basis points	($8,426)

Projected NII over the 12-month forecast period increases in the rising rate environments largely due to assumed higher rates on new loans, and assumed higher repricing rates on variable and adjustable rate loans. These increases are partially offset by anticipated increases in deposit and borrowing costs. Over the longer time period, the growth in NII continues to improve in both rising rate environments as the impact from lower yielding assets maturing and being replaced at higher rates is significantly more material than the increase in funding costs.

In the -100 basis points scenario, the Company shows interest rate risk exposure to lower rates on all terms. During the first twelve months, net interest income declines largely due to lower assumed rates on loan originations, and certain adjustable and variable rate loans. Modestly lower funding costs associated with deposits and borrowings only partially offset a small proportion of the decrease in interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2021 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2022:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2022	9,461	$66.36	8,625	2,638,375
May 1-31, 2022	133,875	64.58	133,875	2,504,500
June 1-30, 2022	57,500	63.17	57,500	2,447,000
Total (1)	200,836	$64.26
(1)	Included in the common shares repurchased were 836 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description

10.1

Amendment to Employment Agreement, dated April 28, 2022, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on April 29, 2022 (Registration No. 001-13695). (1)

10.2

Community Bank System, Inc. 2022 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (Registration No. 001-13695). (1)

31.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Bank System, Inc.

Date: August 9, 2022	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2022	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer