Form 10-Q
period 2022-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2022-11-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on October 31, 2022: 53,734,397 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$247,391	$1,875,064
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $427,164 and $485,414, respectively (cost of $6,136,544 and $4,980,102, respectively)	5,170,689	4,934,210
Equity and other securities (cost of $55,665 and $43,917, respectively)	56,603	44,879

Loans, net	8,543,607	7,373,639
Allowance for credit losses	(60,363)	(49,869)
Net loans	8,483,244	7,323,770

Goodwill	844,984	799,109
Core deposit intangibles, net	13,550	9,087
Other intangibles, net	50,690	56,139
Goodwill and intangible assets, net	909,224	864,335

Premises and equipment, net	161,966	160,651
Accrued interest and fees receivable	41,627	35,894
Other assets	523,803	313,854

Total assets	$15,594,547	$15,552,657

Liabilities:
Noninterest-bearing deposits	$4,281,859	$3,921,663
Interest-bearing deposits	9,204,462	8,989,505
Total deposits	13,486,321	12,911,168

Overnight borrowings	119,800	0
Securities sold under agreement to repurchase, short-term	352,772	324,720
Other Federal Home Loan Bank borrowings	19,472	1,888
Subordinated notes payable	3,256	3,277
Accrued interest and other liabilities	151,763	210,797
Total liabilities	14,133,384	13,451,850

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,188,008 and 54,092,421 shares issued, respectively	54,188	54,092
Additional paid-in capital	1,048,444	1,041,304
Retained earnings	1,123,641	1,058,286
Accumulated other comprehensive loss	(746,381)	(50,627)
Treasury stock, at cost (451,992 shares, including 134,477 shares held by deferred compensation arrangements at September 30, 2022 and 214,374 shares including 146,860 shares held by deferred compensation arrangements at December 31, 2021, respectively)	(26,426)	(10,610)
Deferred compensation arrangements (134,477 and 146,860 shares, respectively)	7,697	8,362
Total shareholders’ equity	1,461,163	2,100,807

Total liabilities and shareholders’ equity	$15,594,547	$15,552,657

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$88,434	$75,825	$238,907	$231,446
Interest and dividends on taxable investments	23,737	17,361	71,228	49,325
Interest and dividends on nontaxable investments	3,704	2,480	9,611	7,920
Total interest income	115,875	95,666	319,746	288,691

Interest expense:
Interest on deposits	3,855	2,822	9,111	8,897
Interest on borrowings	1,588	195	2,113	716
Interest on subordinated notes payable	38	38	115	115
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	0	0	293
Total interest expense	5,481	3,055	11,339	10,021

Net interest income	110,394	92,611	308,407	278,670
Provision for credit losses	5,061	(944)	12,005	(11,001)
Net interest income after provision for credit losses	105,333	93,555	296,402	289,671

Noninterest revenues:
Deposit service fees	17,452	15,442	49,745	43,758
Mortgage banking	171	460	595	1,479
Other banking services	912	996	2,521	2,830
Employee benefit services	27,884	29,923	86,385	83,933
Insurance services	11,332	9,176	31,521	25,538
Wealth management services	7,502	8,322	24,276	24,748
Unrealized (loss) gain on equity securities	(4)	(10)	(24)	14
Total noninterest revenues	65,249	64,309	195,019	182,300

Noninterest expenses:
Salaries and employee benefits	66,190	62,883	193,236	178,407
Occupancy and equipment	10,364	9,867	31,740	31,437
Data processing and communications	14,184	12,966	40,454	38,123
Amortization of intangible assets	3,837	3,703	11,420	10,300
Legal and professional fees	3,194	3,352	10,196	8,885
Business development and marketing	3,616	2,383	9,975	7,071
Litigation accrual	0	(100)	0	(100)
Acquisition expenses	409	102	4,668	133
Acquisition-related contingent consideration adjustment	0	0	400	0
Other expenses	6,391	5,280	16,327	12,969
Total noninterest expenses	108,185	100,436	318,416	287,225

Income before income taxes	62,397	57,428	173,005	184,746
Income taxes	13,706	12,092	37,454	38,616
Net income	$48,691	$45,336	$135,551	$146,130

Basic earnings per share	$0.90	$0.84	$2.51	$2.70
Diluted earnings per share	$0.90	$0.83	$2.49	$2.68

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Pension and other post retirement obligations:
Amortization of actuarial losses included in net periodic pension cost, gross	$220	$911	$660	$2,733
Tax effect	(53)	(219)	(160)	(657)
Amortization of actuarial losses included in net periodic pension cost, net	167	692	500	2,076
Amortization of prior service cost included in net periodic pension cost, gross	109	50	327	150
Tax effect	(26)	(12)	(79)	(36)
Amortization of prior service cost included in net periodic pension cost, net	83	38	248	114
Other comprehensive income related to pension and other post-retirement obligations, net of taxes	250	730	748	2,190

Unrealized losses on available-for-sale securities:
Net unrealized losses arising during period, gross	(301,023)	(21,268)	(919,962)	(168,621)
Tax effect	73,119	5,112	223,460	40,528
Other comprehensive loss related to unrealized losses on available-for-sale securities, net of taxes	(227,904)	(16,156)	(696,502)	(128,093)

Other comprehensive loss, net of tax	(227,654)	(15,426)	(695,754)	(125,903)
Net income	48,691	45,336	135,551	146,130
Comprehensive (loss) income	$(178,963)	$29,910	$(560,203)	$20,227

	As of
	September 30,	December 31,
	2022	2021
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(19,637)	$(20,624)
Tax effect	4,915	5,154
Net unrealized loss for pension and other post-retirement obligations	(14,722)	(15,470)

Unrealized loss on available-for-sale securities	(965,855)	(45,893)
Tax effect	234,196	10,736
Net unrealized loss on available-for-sale securities	(731,659)	(35,157)

Accumulated other comprehensive loss	$(746,381)	$(50,627)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2022 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

Net income				48,691				48,691

Other comprehensive loss, net of tax					(227,654)			(227,654)

Dividends declared:
Common, $0.44 per share				(23,714)				(23,714)

Common stock activity under employee stock plans	2,892	3	284					287

Stock-based compensation			1,857					1,857

Treasury stock purchased for benefit plans, net	(903)					(57)	57	0

Balance at September 30, 2022	53,736,016	$54,188	$1,048,444	$1,123,641	$(746,381)	$(26,426)	$7,697	$1,461,163

Balance at June 30, 2021	53,918,695	$54,064	$1,037,088	$1,015,742	$(48,400)	$(5,632)	$8,238	$2,061,100

Net income				45,336				45,336

Other comprehensive loss, net of tax					(15,426)			(15,426)

Dividends declared:
Common, $0.43 per share				(23,142)				(23,142)

Common stock activity under employee stock plans	8,122	8	464					472

Stock-based compensation			1,594					1,594

Treasury stock purchased for benefit plans, net	(830)					(61)	61	0

Balance at September 30, 2021	53,925,987	$54,072	$1,039,146	$1,037,936	$(63,826)	$(5,693)	$8,299	$2,069,934

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2022 and 2021

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	(Loss) Income	Stock	Arrangements	Total

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				135,551				135,551

Other comprehensive loss, net of tax					(695,754)			(695,754)

Dividends declared:
Common, $1.30 per share				(70,196)				(70,196)

Common stock activity under employee stock plans	95,586	96	990					1,086

Stock-based compensation			6,047					6,047

Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0

Treasury stock purchased	(250,000)					(16,378)		(16,378)

Treasury stock purchased for benefit plans, net	(2,551)					(177)	177	0

Balance at September 30, 2022	53,736,016	$54,188	$1,048,444	$1,123,641	$(746,381)	$(26,426)	$7,697	$1,461,163

Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107

Net income				146,130				146,130

Other comprehensive loss, net of tax					(125,903)			(125,903)

Dividends declared:
Common, $1.27 per share				(68,377)				(68,377)

Common stock activity under employee stock plans	317,390	317	8,824					9,141

Stock-based compensation			4,836					4,836

Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0

Treasury stock purchased for benefit plans, net	(2,619)					(189)	189	0

Balance at September 30, 2021	53,925,987	$54,072	$1,039,146	$1,037,936	$(63,826)	$(5,693)	$8,299	$2,069,934

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$135,551	$146,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,956	11,898
Amortization of intangible assets	11,420	10,300
Net accretion on securities, loans and borrowings	(14,519)	(17,260)
Stock-based compensation	6,047	4,836
Provision for credit losses	12,005	(11,001)
Amortization of mortgage servicing rights	554	397
Unrealized loss (gain) on equity securities	24	(14)
Income from bank-owned life insurance policies	(1,543)	(1,500)
Net gain on sale of assets	(570)	(408)
Change in other assets and other liabilities	(16,889)	9,646
Net cash provided by operating activities	143,036	153,024
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	210,152	313,913
Proceeds from maturities and redemptions of equity and other securities	2,247	2,652
Purchases of available-for-sale investment securities	(1,348,400)	(1,284,544)
Purchases of equity and other securities	(6,108)	(210)
Net (increase) decrease in loans	(735,072)	141,491
Cash received (paid) for acquisitions, net of cash acquired of $84,988 and $541, respectively	345	(29,329)
Proceeds from sales of premises and equipment, net	1,928	103
Purchases of premises and equipment, net	(10,014)	(10,299)
Real estate tax credit investments	(247)	(586)
Net cash used in investing activities	(1,885,169)	(866,809)
Financing activities:
Net increase in deposits	52,858	1,498,847
Net increase in overnight borrowings	119,800	0
Net increase in securities sold under agreement to repurchase, short-term	28,052	32,755
Payments on other Federal Home Loan Bank borrowings	(71)	(3,746)
Payments on subordinated debt held by unconsolidated subsidiary trusts	0	(77,320)
Proceeds from the issuance of common stock	1,086	9,141
Purchases of treasury stock	(16,555)	(189)
Increase in deferred compensation arrangements	177	189
Cash dividends paid	(69,681)	(67,823)
Withholding taxes paid on share-based compensation	(1,206)	(1,213)
Net cash provided by financing activities	114,460	1,390,641
Change in cash and cash equivalents	(1,627,673)	676,856
Cash and cash equivalents at beginning of period	1,875,064	1,645,805
Cash and cash equivalents at end of period	$247,391	$2,322,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,793	$10,722
Cash paid for income taxes	41,061	34,067
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,750	23,249
Transfers from loans to other real estate	303	281
Transfers from premises and equipment, net to other assets	5,113	0

Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	486,077	1,339
Fair value of liabilities assumed	542,668	1,164

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2022 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

NOTE B: ACQUISITIONS

Current and Prior Period Acquisitions

On May 13, 2022, the Company completed the acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhances the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $579.0 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Preliminary goodwill of $45.8 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. The Company also recognized a $3.9 million acquisition-related provision for credit losses for loans acquired in the transaction. Revenues of approximately $4.8 million and $7.2 million and direct expenses of approximately $1.2 million and $1.8 million from the Elmira branch network were included in the consolidated statements of income for the three and nine months ended September 30, 2022, respectively. The Company incurred certain one-time, transaction-related costs in 2022 in connection with the Elmira acquisition.

On January 1, 2022, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.2 million and $0.8 million and direct expenses of approximately $0.1 million and $0.3 million were included in the consolidated statements of income for the three and nine months ended September 30, 2022, respectively.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $1.0 million and $3.0 million and direct expenses of approximately $0.4 million and $1.1 million from TGA were included in the consolidated income statements for the three and nine months ended September 30, 2022, respectively.

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

The contingent consideration related to the TGA acquisition was revalued at June 30, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 4.44% to 4.55% applied to present value the payments, and (2) probability adjusted level of retained revenue between $3.3 million and $3.7 million. Based on the results of the revaluation, the Company recorded a $0.5 million acquisition-related contingent consideration adjustment as of June 30, 2022 in the consolidated statements of income related to the TGA acquisition, for an adjusted fair value of $2.0 million at June 30, 2022. No adjustments were made to the fair value of the contingent consideration related to the TGA acquisition during the three months ended September 30, 2022.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, Inc. (“BPA”), completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.8 million and $3.3 million and direct expenses of approximately $1.0 million and $3.2 million from FBD were included in the consolidated statements of income for the three and nine months ended September 30, 2022, respectively.

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

The contingent consideration related to the FBD acquisition was revalued at June 30, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 4.51% applied to present value the payment, and (2) probability adjusted level of retained revenue between $5.2 million and $5.4 million. Based on the results of the revaluation, the Company recorded a reduction to the fair value by $0.1 million as of June 30, 2022 as an acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition, for an adjusted fair value of $1.5 million at June 30, 2022. No adjustments were made to the fair value of the contingent consideration related to the FBD acquisition during the three months ended September 30, 2022.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and $0.9 million and direct expenses of approximately $0.3 million and $0.9 million from NuVantage were included in the consolidated statements of income for the three and nine months ended September 30, 2022.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. Accrued income taxes and deferred taxes associated with the Elmira acquisition were recorded on a provisional basis and could vary from the actual recorded balance once finalized. During the first and third quarter of 2022, the carrying amount of other liabilities associated with the FBD acquisition was adjusted as a result of an adjustment to working capital based on the purchase agreement, for a total net increase to goodwill of $0.1 million. During the third quarter of 2022, the carrying amount of premises and equipment, other assets, and other liabilities related to the Elmira acquisition were adjusted upon receipt of new information as a result of adjustments to fair value and deferred income taxes. The adjustments resulted in a net decrease of $4.9 million to goodwill recognized from the Elmira acquisition at September 30, 2022.

The acquisitions generally expanded the Company’s geographic presence in New York, Florida, Massachusetts, and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	2022			2021
(000s omitted)	Elmira	Other(1)	Total	TGA	FBD	NuVantage	Total
Consideration:
Cash	$82,179	$2,464	$84,643	$11,620	$15,350	$2,900	$29,870
Contingent consideration	0	0	0	1,500	1,400	0	2,900
Total net consideration	82,179	2,464	84,643	13,120	16,750	2,900	32,770
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	84,988	0	84,988	0	541	0	541
Investment securities	11,305	0	11,305	0	0	0	0
Loans, net of allowance for credit losses on PCD loans	436,948	0	436,948	0	0	0	0
Premises and equipment, net	11,303	0	11,303	279	282	199	760
Accrued interest and fees receivable	884	0	884	0	0	0	0
Other assets	25,637	0	25,637	0	579	0	579
Core deposit intangibles	7,970	0	7,970	0	0	0	0
Other intangibles	0	2,464	2,464	10,900	14,000	1,437	26,337
Deposits	(522,295)	0	(522,295)	0	0	0	0
Other liabilities	(2,757)	0	(2,757)	(229)	(761)	(174)	(1,164)
Other Federal Home Loan Bank borrowings	(17,616)	0	(17,616)	0	0	0	0
Total identifiable assets, net	36,367	2,464	38,831	10,950	14,641	1,462	27,053
Goodwill	$45,812	$0	$45,812	$2,170	$2,109	$1,438	$5,717
(1)	Includes amounts for all OneGroup acquisitions completed in 2022.

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

Borrowings assumed with the Elmira acquisition included Federal Home Loan Bank of New York (“FHLB”) borrowings with a fair value of $17.6 million, with maturity dates ranging from January 2023 through March 2027 and a weighted average interest rate of 2.48%.

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

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.4 million and $4.7 million during the three and nine months ended September 30, 2022, respectively, and were $0.1 million during the three and nine months ended September 30, 2021. These amounts have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the three and nine months ended September 30, 2022 and 2021. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisition.

The pro forma information set forth below reflects the historical results of Elmira combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of core deposit intangibles. Acquisition-related expenses totaling $0.4 million and $4.7 million for the three and nine months ended September 30, 2022, respectively, related to Elmira were included in the pro forma information as if they were incurred in the first quarter of 2021.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
(000’s omitted)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue, net of interest expense	$175,595	$163,627	$512,687	$480,668
Net income	49,016	46,838	141,138	146,529

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022, $32.7 million of accounts receivable, including $9.9 million of unbilled fee revenue, and $3.5 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2021, $31.6 million of accounts receivable, including $9.1 million of unbilled fee revenue and $2.2 million of unearned revenue, was recorded in the consolidated statements of condition.

Premises and Equipment Held for Sale

Premises and equipment designated as held for sale totaling $5.1 million at September 30, 2022 are included in other assets on the consolidated statements of condition and are carried at the lower of cost or fair value.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective as of March 12, 2020 through December 31, 2022. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company has established a working group that includes multiple functions to guide the transition from LIBOR to alternative reference rates. The Company has identified all known LIBOR exposures, created a preliminary plan to address the exposures, and new originations either do not utilize LIBOR, or replacement rate language, provisions, and conventions have been specified. The Company continues to evaluate its exposure to LIBOR and communicate with all stakeholders in order to facilitate the transition. The Company adopted this guidance on January 1, 2022 and determined that this guidance does not have a material impact on the Company’s consolidated financial statements as the Company’s exposure to LIBOR-based loans and financial instruments is insignificant.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$5,103,053	$0	$827,613	$4,275,440	$4,064,624	$39,997	$106,057	$3,998,564
Obligations of state and political subdivisions	561,464	496	72,050	489,910	413,019	17,326	56	430,289
Government agency mortgage-backed securities	449,808	57	64,974	384,891	474,506	7,615	5,065	477,056
Corporate debt securities	8,000	0	967	7,033	8,000	39	77	7,962
Government agency collateralized mortgage obligations	14,219	1	805	13,415	19,953	410	24	20,339
Total available-for-sale investment portfolio	$6,136,544	$554	$966,409	$5,170,689	$4,980,102	$65,387	$111,279	$4,934,210

Equity and other Securities:
Equity securities, at fair value	$251	$198	$10	$439	$251	$212	$0	$463
Federal Home Loan Bank common stock	18,438	0	0	18,438	7,188	0	0	7,188
Federal Reserve Bank common stock	33,568	0	0	33,568	33,916	0	0	33,916
Other equity securities, at adjusted cost	3,408	750	0	4,158	2,562	750	0	3,312
Total equity and other securities	$55,665	$948	$10	$56,603	$43,917	$962	$0	$44,879

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	76	$2,797,064	$321,932	51	$1,478,376	$505,681	127	$4,275,440	$827,613
Obligations of state and political subdivisions	701	407,699	65,889	27	17,786	6,161	728	425,485	72,050
Government agency mortgage-backed securities	636	241,348	30,136	142	140,785	34,838	778	382,133	64,974
Corporate debt securities	1	2,746	254	1	4,287	713	2	7,033	967
Government agency collateralized mortgage obligations	37	11,761	634	10	1,623	171	47	13,384	805
Total available-for-sale investment portfolio	1,451	$3,460,618	$418,845	231	$1,642,857	$547,564	1,682	$5,103,475	$966,409

Equity and other Securities:
Equity securities, at fair value	1	$91	$10	0	$0	$0	1	$91	$10
Total equity and other securities	1	$91	$10	0	$0	$0	1	$91	$10

As of December 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	47	$1,224,101	$14,873	13	$900,462	$91,184	60	$2,124,563	$106,057
Obligations of state and political subdivisions	27	23,966	56	0	0	0	27	23,966	56
Government agency mortgage-backed securities	147	139,442	2,475	52	67,273	2,590	199	206,715	5,065
Corporate debt securities	1	4,923	77	0	0	0	1	4,923	77
Government agency collateralized mortgage obligations	18	3,146	24	1	53	0	19	3,199	24
Total available-for-sale investment portfolio	240	$1,395,578	$17,505	66	$967,788	$93,774	306	$2,363,366	$111,279

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A- or better as well as carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position, which are currently rated A- or better, and the issuers of the securities both show a low risk of default. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2022 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of September 30, 2022. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $18.5 million at September 30, 2022 and is excluded from the estimate of credit losses.

The amortized cost and estimated fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(000’s omitted)	Cost	Value
Due in one year or less	$546,740	$541,161
Due after one through five years	1,420,259	1,297,201
Due after five years through ten years	2,055,716	1,762,074
Due after ten years	1,649,802	1,171,947
Subtotal	5,672,517	4,772,383
Government agency mortgage-backed securities	449,808	384,891
Government agency collateralized mortgage obligations	14,219	13,415
Total	$6,136,544	$5,170,689

Investment securities with a carrying value of $2.41 billion and $2.32 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $427.2 million and $485.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2022 and December 31, 2021, respectively. All securities sold under agreement to repurchase as of September 30, 2022 and December 31, 2021 have an overnight and continuous maturity.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2022	2021
Business lending	$3,494,425	$3,075,904
Consumer mortgage	2,975,521	2,556,114
Consumer indirect	1,461,235	1,189,749
Consumer direct	179,399	153,811
Home equity	433,027	398,061
Gross loans, including deferred origination costs	8,543,607	7,373,639
Allowance for credit losses	(60,363)	(49,869)
Loans, net of allowance for credit losses	$8,483,244	$7,323,770

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of September 30, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$1,039	$0	$4,848	$5,887	$3,488,538	$3,494,425
Consumer mortgage	12,138	3,997	20,890	37,025	2,938,496	2,975,521
Consumer indirect	11,938	215	0	12,153	1,449,082	1,461,235
Consumer direct	956	38	29	1,023	178,376	179,399
Home equity	1,761	166	2,309	4,236	428,791	433,027
Total	$27,832	$4,416	$28,076	$60,324	$8,483,283	$8,543,607

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2021:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,540	$99	$24,105	$29,744	$3,046,160	$3,075,904
Consumer mortgage	10,297	3,328	15,027	28,652	2,527,462	2,556,114
Consumer indirect	9,611	87	0	9,698	1,180,051	1,189,749
Consumer direct	796	22	1	819	152,992	153,811
Home equity	1,778	272	2,532	4,582	393,479	398,061
Total	$28,022	$3,808	$41,665	$73,495	$7,300,144	$7,373,639

No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2022. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

The following tables show the amount of business lending loans by credit quality category at September 30, 2022 and December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$617,776	$422,638	$306,960	$325,181	$249,442	$710,320	$636,686	$3,269,003
Special mention	2,236	5,229	3,988	4,442	13,155	64,432	31,447	124,929
Classified	836	948	1,259	3,840	28,498	56,395	8,717	100,493
Doubtful	0	0	0	0	0	0	0	0
Total business lending	$620,848	$428,815	$312,207	$333,463	$291,095	$831,147	$676,850	$3,494,425

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Business lending:
Risk rating
Pass	$524,302	$328,885	$320,638	$248,175	$186,074	$584,912	$524,553	$2,717,539
Special mention	5,969	11,013	10,111	46,318	22,524	57,134	27,444	180,513
Classified	1,870	1,767	20,315	40,235	21,904	63,685	27,511	177,287
Doubtful	0	0	0	62	0	0	503	565
Total business lending	$532,141	$341,665	$351,064	$334,790	$230,502	$705,731	$580,011	$3,075,904

The business lending portfolio experienced an improvement in credit quality as a higher proportion of loans were classified as Pass at September 30, 2022 as compared to December 31, 2021. This change was the result of improvements in economic conditions, leading to improvements in the financial condition of the borrowers.

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

The following table details the balances in all other loan categories at September 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
(000’s omitted)							Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer mortgage:
FICO AB(1)
Performing	$346,061	$516,066	$231,558	$182,908	$103,874	$629,948	$1,799	$2,012,214
Nonperforming	0	0	392	422	407	4,619	0	5,840
Total FICO AB	346,061	516,066	231,950	183,330	104,281	634,567	1,799	2,018,054
FICO CDE(2)
Performing	125,340	190,264	120,575	85,509	57,082	336,435	23,215	938,420
Nonperforming	238	1,061	1,701	1,443	1,467	13,137	0	19,047
Total FICO CDE	125,578	191,325	122,276	86,952	58,549	349,572	23,215	957,467
Total consumer mortgage	$471,639	$707,391	$354,226	$270,282	$162,830	$984,139	$25,014	$2,975,521

Consumer indirect:
Performing	$620,692	$453,478	$143,702	$115,304	$62,534	$65,310	$0	$1,461,020
Nonperforming	26	135	35	8	11	0	0	215
Total consumer indirect	$620,718	$453,613	$143,737	$115,312	$62,545	$65,310	$0	$1,461,235

Consumer direct:
Performing	$72,531	$52,234	$19,832	$15,548	$7,045	$5,615	$6,527	$179,332
Nonperforming	0	0	5	1	29	12	20	67
Total consumer direct	$72,531	$52,234	$19,837	$15,549	$7,074	$5,627	$6,547	$179,399

Home equity:
Performing	$55,553	$74,656	$39,458	$33,137	$17,175	$44,513	$166,060	$430,552
Nonperforming	0	10	122	198	153	661	1,331	2,475
Total home equity	$55,553	$74,666	$39,580	$33,335	$17,328	$45,174	$167,391	$433,027
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

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

Commercial loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of September 30, 2022 and December 31, 2021 follows:

	September 30,	December 31,
(000’s omitted)	2022	2021
Loans with allowance allocation	$0	$7,102
Loans without allowance allocation	3,232	7,417
Carrying balance	3,232	14,519
Contractual balance	4,201	16,963
Specifically allocated allowance	0	566

The average carrying balance of individually assessed loans was $3.2 million and $31.5 million for the three months ended September 30, 2022 and 2021, respectively. The average carrying balance of individually assessed loans was $12.2 million and $34.1 million for the nine months ended September 30, 2022 and 2021, respectively. No interest income was recognized on individually assessed loans for the three or nine months ended September 30, 2022 and 2021.

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

In accordance with the clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy, but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in the three and nine months ended September 30, 2022 and 2021 was immaterial.

Information regarding TDRs as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022						December 31, 2021
(000’s omitted)	Nonaccrual		Accruing		Total		Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount	#	Amount
Business lending	2	$161	3	$282	5	$443	10	$1,011	4	$811	14	$1,822
Consumer mortgage	56	2,408	44	2,041	100	4,449	61	2,694	47	2,420	108	5,114
Consumer indirect	0	0	59	628	59	628	0	0	72	829	72	829
Consumer direct	0	0	11	4	11	4	0	0	16	7	16	7
Home equity	9	116	10	217	19	333	10	235	12	232	22	467
Total	67	$2,685	127	$3,172	194	$5,857	81	$3,940	151	$4,299	232	$8,239

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2022 and 2021. Of the loans noted in the table below, all consumer mortgage loans for the three months and nine months ended September 30, 2022 and 2021 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	5	$1,925
Consumer mortgage	1	184	9	728
Consumer indirect	6	71	5	78
Consumer direct	2	3	1	2
Home equity	0	0	0	0
Total	9	$258	20	$2,733

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	5	$1,925
Consumer mortgage	5	459	19	1,193
Consumer indirect	12	127	17	222
Consumer direct	2	3	2	8
Home equity	1	6	0	0
Total	20	$595	43	$3,348

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022

	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,241	$(495)	$755	$430	$23,931
Consumer mortgage	12,631	(113)	4	1,296	13,818
Consumer indirect	14,378	(1,706)	1,386	2,960	17,018
Consumer direct	2,822	(342)	174	361	3,015
Home equity	1,470	(32)	11	132	1,581
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	55,542	(2,688)	2,330	5,179	60,363
Liabilities for off-balance-sheet credit exposures	1,223	0	0	(118)	1,105
Total allowance for credit losses	$56,765	$(2,688)	$2,330	$5,061	$61,468

	Three Months Ended September 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$25,302	$(872)	$204	$(2,315)	$22,319
Consumer mortgage	10,001	(127)	3	(132)	9,745
Consumer indirect	11,103	(1,365)	973	1,334	12,045
Consumer direct	2,548	(309)	163	268	2,670
Home equity	1,796	(30)	10	(56)	1,720
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	51,750	(2,703)	1,353	(901)	49,499
Liabilities for off-balance-sheet credit exposures	762	0	0	(43)	719
Total allowance for credit losses	$52,512	$(2,703)	$1,353	$(944)	$50,218

	Nine Months Ended September 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(650)	$1,249	$71	$266	$23,931
Consumer mortgage	10,017	(230)	21	0	4,010	13,818
Consumer indirect	11,737	(5,183)	3,732	0	6,732	17,018
Consumer direct	2,306	(859)	577	0	991	3,015
Home equity	1,814	(69)	132	0	(296)	1,581
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(6,991)	5,711	71	11,703	60,363
Liabilities for off-balance-sheet credit exposures	803	0	0	0	302	1,105
Total allowance for credit losses	$50,672	$(6,991)	$5,711	$71	$12,005	$61,468

	Nine Months Ended September 30, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$30,072	$(925)	$586	$(7,414)	$22,319
Consumer mortgage	10,672	(369)	22	(580)	9,745
Consumer indirect	13,696	(3,514)	3,402	(1,539)	12,045
Consumer direct	3,207	(822)	607	(322)	2,670
Home equity	2,222	(145)	19	(376)	1,720
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	60,869	(5,775)	4,636	(10,231)	49,499
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(770)	719
Total allowance for credit losses	$62,358	$(5,775)	$4,636	$(11,001)	$50,218

A weaker economic forecast, offset, in part, by the continued improvement in non-economic qualitative adjustments resulting from low levels of delinquencies and charge-offs as well as improved risk ratings have resulted in an allowance for credit losses to total loans ratio of 0.71% at September 30, 2022, three basis points higher than the levels at both September 30, 2021 and December 31, 2021. Included in the provision for credit losses for the three and nine months ended September 30, 2022 is $3.9 million of acquisition-related provision for credit losses recognized in connection with the Elmira acquisition.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $19.8 million at September 30, 2022 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of September 30, 2022. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the continued influence of supply chain constraints and inflationary pressures as well as their commensurate impact on collateral values and economic growth. The scenarios utilized forecast stable unemployment levels, offset by deterioration in GDP growth, auto values, residential real estate, and median household income.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending, and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the estimation of credit losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans, and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.

●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending, and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the nine months ended September 30, 2022 by portfolio segment:

	Business	Consumer	Consumer	Consumer	Home
(000’s omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$125,288	$271,408	$9,383	$12,511	$18,429	$437,019
Sales	0	4,541	0	0	0	4,541

All purchases of loans were from the acquisition of Elmira. All the sales of consumer mortgages during the nine months ended September 30, 2022 were sales of secondary market eligible residential mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(63,823)	$13,550	$69,403	$(60,316)	$9,087
Other intangibles	119,263	(68,573)	50,690	116,799	(60,660)	56,139
Total amortizing intangibles	$196,636	$(132,396)	$64,240	$186,202	$(120,976)	$65,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2022	$3,771
2023	13,567
2024	11,482
2025	9,783
2026	8,685
Thereafter	16,952
Total	$64,240

Shown below are the components of the Company’s goodwill at December 31, 2021 and September 30, 2022:

(000’s omitted)	December 31, 2021	Activity	September 30, 2022
Goodwill	$799,109	$45,875	$844,984

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

As of September 30, 2022, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The trust was formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.

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

The net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1,240	$1,480	$3,720	$4,440	$0	$0	$0	$0
Interest cost	1,334	1,259	4,002	3,777	11	11	33	33
Expected return on plan assets	(4,756)	(4,696)	(14,268)	(14,087)	0	0	0	0
Amortization of unrecognized net loss	211	900	633	2,700	9	11	27	33
Amortization of prior service cost	154	95	462	284	(45)	(45)	(135)	(134)
Net periodic benefit	$(1,817)	$(962)	$(5,451)	$(2,886)	$(25)	$(23)	$(75)	$(68)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2022.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.4 million and 0.3 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2022, respectively, compared to approximately 0.2 million and 0.1 million weighted-average anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2021, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2022	2021	2022	2021
Net income	$48,691	$45,336	$135,551	$146,130
Income attributable to unvested stock-based compensation awards	(142)	(110)	(386)	(340)
Income available to common shareholders	$48,549	$45,226	$135,165	$145,790

Weighted-average common shares outstanding – basic	53,830	54,025	53,915	53,960
Basic earnings per share	$0.90	$0.84	$2.51	$2.70

Net income	$48,691	$45,336	$135,551	$146,130
Income attributable to unvested stock-based compensation awards	(142)	(110)	(386)	(340)
Income available to common shareholders	$48,549	$45,226	$135,165	$145,790

Weighted-average common shares outstanding – basic	53,830	54,025	53,915	53,960
Assumed exercise of stock options	302	385	328	431
Weighted-average common shares outstanding – diluted	54,132	54,410	54,243	54,391
Diluted earnings per share	$0.90	$0.83	$2.49	$2.68

Stock Repurchase Program

At its December 2020 meeting, the Company’s Board of Directors (the “Board”) approved a stock repurchase program authorizing the repurchase of up to 2.68 million shares of the Company’s common stock, in accordance with securities and banking laws and regulations, through December 31, 2021. At its December 2021 meeting, the Board approved a new stock repurchase program for 2022, authorizing the repurchase of up to 2.70 million shares of the Company’s common stock, in accordance with securities and banking laws and regulations, through December 31, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. The Company repurchased 250,000 shares under the authorized plan during the first nine months of 2022 and did not repurchase any shares under the authorized plan during the first nine months of 2021. Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchases of the Company’s common stock.

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

The contract amounts of commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2022	2021
Commitments to extend credit	$1,561,281	$1,443,879
Standby letters of credit	51,635	42,684
Total	$1,612,916	$1,486,563

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Although the Company does not believe that the outcome of pending or threatened litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$4,206,653	$68,787	$0	$4,275,440
Obligations of state and political subdivisions	0	489,910	0	489,910
Government agency mortgage-backed securities	0	384,891	0	384,891
Corporate debt securities	0	7,033	0	7,033
Government agency collateralized mortgage obligations	0	13,415	0	13,415
Total available-for-sale investment securities	4,206,653	964,036	0	5,170,689
Equity securities	439	0	0	439
Commitments to originate real estate loans for sale	0	0	(32)	(32)
Forward sales commitments	0	15	0	15
Interest rate swap agreements asset	0	2	0	2
Interest rate swap agreements liability	0	(2)	0	(2)
Total	$4,207,092	$964,051	$(32)	$5,171,111

	December 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,900,924	$97,640	$0	$3,998,564
Obligations of state and political subdivisions	0	430,289	0	430,289
Government agency mortgage-backed securities	0	477,056	0	477,056
Corporate debt securities	0	7,962	0	7,962
Government agency collateralized mortgage obligations	0	20,339	0	20,339
Total available-for-sale investment securities	3,900,924	1,033,286	0	4,934,210
Equity securities	463	0	0	463
Commitments to originate real estate loans for sale	0	0	51	51
Forward sales commitments	0	32	0	32
Interest rate swap agreements asset	0	296	0	296
Interest rate swap agreements liability	0	(3)	0	(3)
Total	$3,901,387	$1,033,611	$51	$4,935,049

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2022				December 31, 2021
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$0	$0	$0	$0	$1,820	$1,820
Other real estate owned	0	0	527	527	0	0	718	718
Mortgage servicing rights	0	0	1,844	1,844	0	0	810	810
Contingent consideration	0	0	(3,500)	(3,500)	0	0	(3,100)	(3,100)
Total	$0	$0	$(1,129)	$(1,129)	$0	$0	$248	$248

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 23.2% to 73.5% at September 30, 2022 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.1 million at September 30, 2022 and there was no valuation allowance at December 31, 2021.

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

				Significant
				Unobservable Input
	Fair Value at			Range
(000’s omitted, except per loan data)	September 30, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$527	Fair value of collateral	Estimated cost of disposal/market adjustment	23.2% - 73.5% (39.9%)
Commitments to originate real estate loans for sale	(32)	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,844	Discounted cash flow	Weighted average constant prepayment rate	3.5% - 4.1% (3.6%)
			Weighted average discount rate	4.6% - 4.8% (4.8%)
			Adequate compensation	$7/loan
Contingent consideration	(3,500)	Discounted cash flow	Discount rate	4.4% - 4.6% (4.5%)
			Probability adjusted level of retained revenue	$3.3 million - $5.4 million

				Significant
				Unobservable Input
	Fair Value at			Range
(000's omitted, except per loan data)	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$1,820	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 43.1% (43.1%)
Other real estate owned	718	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 42.3% (33.3%)
Commitments to originate real estate loans for sale	51	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	810	Discounted cash flow	Weighted average constant prepayment rate	6.4% - 15.2% (14.0%)
			Weighted average discount rate	2.3% - 2.7% (2.6%)
			Adequate compensation	$7/loan
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
(000’s omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$8,483,244	$8,192,522	$7,323,770	$7,523,024
Financial liabilities:
Deposits	13,486,321	13,450,034	12,911,168	12,911,197
Overnight borrowings	119,800	119,800	0	0
Securities sold under agreement to repurchase, short-term	352,772	352,772	324,720	324,720
Other Federal Home Loan Bank borrowings	19,472	19,201	1,888	1,907
Subordinated notes payable	3,256	3,256	3,277	3,277

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended September 30, 2022
Net interest income	$110,311	$75	$8	$0	$110,394
Provision for credit losses	5,061	0	0	0	5,061
Noninterest revenues	19,427	28,451	19,210	(1,839)	65,249
Amortization of intangible assets	1,266	1,633	938	0	3,837
Acquisition expenses	409	0	0	0	409
Other operating expenses	73,554	17,711	14,513	(1,839)	103,939
Income before income taxes	$49,448	$9,182	$3,767	$0	$62,397
Assets	$15,373,021	$250,784	$102,883	$(132,141)	$15,594,547
Goodwill	$735,680	$85,381	$23,923	$0	$844,984
Core deposit intangibles & Other intangibles	$13,550	$35,045	$15,645	$0	$64,240

Three Months Ended September 30, 2021
Net interest income	$92,539	$65	$7	$0	$92,611
Provision for credit losses	(944)	0	0	0	(944)
Noninterest revenues	17,696	30,473	17,885	(1,745)	64,309
Amortization of intangible assets	1,102	1,675	926	0	3,703
Acquisition expenses	102	0	0	0	102
Other operating expenses	67,980	17,212	13,184	(1,745)	96,631
Income before income taxes	$41,995	$11,651	$3,782	$0	$57,428
Assets	$15,102,077	$246,033	$99,721	$(116,733)	$15,331,098
Goodwill	$689,868	$85,336	$23,923	$0	$799,127
Core deposit intangibles & Other intangibles	$10,165	$41,695	$17,117	$0	$68,977

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Nine Months Ended September 30, 2022
Net interest income	$308,177	$210	$20	$0	$308,407
Provision for credit losses	12,005	0	0	0	12,005
Noninterest revenues	55,634	88,093	57,065	(5,773)	195,019
Amortization of intangible assets	3,506	4,974	2,940	0	11,420
Acquisition expenses	4,665	3	0	0	4,668
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	212,616	53,026	42,059	(5,773)	301,928
Income before income taxes	$131,019	$30,400	$11,586	$0	$173,005

Nine Months Ended September 30, 2021
Net interest income	$278,411	$224	$35	$0	$278,670
Provision for credit losses	(11,001)	0	0	0	(11,001)
Noninterest revenues	50,507	85,616	51,518	(5,341)	182,300
Amortization of intangible assets	3,666	4,356	2,278	0	10,300
Acquisition expenses	133	0	0	0	133
Other operating expenses	198,145	47,063	36,925	(5,341)	276,792
Income before income taxes	$137,975	$34,421	$12,350	$0	$184,746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2022 and 2021, although in some circumstances the second and first quarters of 2022 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 32. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2022, “last year” and equivalent terms refer to calendar year 2021, “third quarter” refers to the three months ended September 30, 2022, “YTD” refers to the nine months ended September 30, 2022, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 53.

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

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” and “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual expenses and the unrealized gain (loss) on equity securities. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual expenses and the unrealized gain (loss) on equity securities from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of the Current Expected Credit Losses (“CECL”) model and the economic uncertainty caused by the COVID-19 pandemic. Earnings per share were $0.90 in the third quarter of 2022, up $0.07, or 8.4%, from the third quarter of 2021. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.94 in the third quarter of 2022, compared to $0.87 in the third quarter of 2021, a $0.07 per share, or 8.0%, increase. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.25 per weighted average diluted share in the third quarter of 2022, up $0.21, or 20.2%, from the third quarter of 2021. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and optimize interest rate risk, yield and liquidity, (iv) increase the noninterest component of total revenues through growth in existing banking, employee benefit, insurance and wealth management services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

On May 13, 2022, the Company completed its merger with Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The merger enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the merger, the Company added eight full-service offices to its branch service network and acquired approximately $579.0 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Preliminary goodwill of $45.8 million was recognized as a result of the merger.

Third quarter net income increased compared to last year’s third quarter by $3.4 million, or 7.4%, while YTD net income decreased compared to the equivalent 2021 timeframe by $10.6 million, or 7.2%. Earnings per share of $0.90 for the third quarter of 2022 was $0.07 more than the third quarter of 2021, whereas 2022 YTD earnings per share of $2.49 was $0.19 lower than 2021 YTD earnings per share. The increases in net income and earnings per share between the quarters were due to increases in net interest income and noninterest revenues and a decrease in fully-diluted average shares outstanding, offset, in part, by higher noninterest expenses and increases in the provision for credit losses and income taxes. The decreases in net income and earnings per share between the YTD periods were due to increases in noninterest expenses and the provision for credit losses, including the impacts from the Elmira acquisition, partially offset by increases in net interest income and noninterest revenues and decreases in income taxes and fully-diluted shares outstanding.

Third quarter and YTD net income adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses, litigation accrual expenses and the unrealized gain (loss) on equity securities (“operating net income”), a non-GAAP measure, increased $3.7 million, or 8.1%, as compared to the third quarter of 2021 and decreased $3.5 million, or 2.4%, compared to September YTD 2021. Earnings per share adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses, litigation accrual expenses and the unrealized gain (loss) on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.90 for the third quarter of 2022 increased $0.07 compared to the third quarter of 2021. Operating earnings per share of $2.62 for the first nine months of 2022 decreased $0.06 compared to the prior year period. 2021 results were enhanced by a net benefit recorded in the provision for credit losses and higher Paycheck Protection Program (“PPP”)-related revenues than the comparable periods of 2022, which, net of tax, were responsible for a $0.14 decrease in fully-diluted operating earnings per share between the comparable quarters and a $0.45 decrease between the comparable YTD periods. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

Net income adjusted to exclude income taxes, provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual expenses and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue”), a non-GAAP measure, of $67.9 million for the third quarter increased $11.4 million, or 20.1%, as compared to the third quarter of 2021. Adjusted pre-tax, pre-provision net revenue of $190.1 million for the first nine months of 2022 increased $16.3 million, or 9.4%, as compared to the first nine months of 2021. Earnings per share adjusted to exclude income taxes, provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual expenses and the unrealized gain (loss) on equity securities (“adjusted pre-tax, pre-provision net revenue per share”), a non-GAAP measure, of $1.25 for the third quarter of 2022 was $0.21 higher than the third quarter of 2021, and 2022 YTD adjusted pre-tax, pre-provision net revenue per share of $3.49 was $0.30 higher than the prior YTD period as the increases in revenues outpaced the increase in operating expenses between the periods. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 10.

Loans and deposits increased on both an ending and average basis as compared to the prior year third quarter, reflective of large net inflows of funds from government stimulus programs and PPP lending, along with the Company’s continued enhanced focus on organic loan generation and the second quarter 2022 acquisition of Elmira. The yield on average interest-earning assets increased 35 basis points compared to the prior year third quarter as the yields on average investments including cash equivalents and average loans both increased, while on a YTD basis the yield on average interest-earning assets increased four basis points as the yield on average investments including cash equivalents increased while the yield on average loans decreased. The yield on average investments, including cash equivalents, increased 50 basis points compared to the prior year’s third quarter and increased 33 basis points compared to the prior YTD, as the Company meaningfully shifted the composition of earning assets away from cash equivalents that were earning a low yield in the prior year to higher yielding investment securities between the periods. The yield on average loans for the third quarter increased by seven basis points compared to the third quarter of 2021 and decreased 14 basis points on a YTD basis. The yield on average loans included a decline in PPP-related interest income between the periods, which declined $3.9 million on a quarterly basis and $11.9 million on a YTD basis. The Company’s total cost of funds for the first nine months of 2022 remained consistent with the year earlier period, as the decrease in the Company’s deposit funding cost was offset by an increase in the rate on borrowings from the prior year period. The majority of borrowings are customer repurchase agreements, rather than wholesale borrowings obtained through capital markets and correspondent banks. Customer repurchase agreements have deposit-like features and typically have lower rates of interest than other types of wholesale borrowings.

The provision for credit losses of $5.1 million for the third quarter and $12.0 million for YTD 2022 were up $6.0 million and $23.0 million from the comparable prior year periods, respectively. The third quarter and YTD 2022 provision for credit losses was reflective of a weaker economic forecast and an increase in loans outstanding, partially offset by continued low levels of net charge-offs, delinquent loans and nonperforming loans. The second quarter provision for credit losses included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition. Comparatively, at the end of the third quarter of 2021, economic forecasts reflected a post-vaccine economic recovery and included the continuation of elevated real estate and vehicle collateral values, resulting in a release of reserves for the quarter and on a YTD basis. Net charge-offs were $0.4 million for the third quarter and $1.3 million for the first nine months of 2022, compared to net charge-offs of $1.4 million for the prior year third quarter and $1.1 million for the first nine months of 2021. Third quarter 2022 nonperforming and delinquent loan ratios improved in comparison to the third quarter of 2021 largely attributable to the upgrade of several large business loans, primarily customers operating in the hospitality industry whose operations were negatively impacted during the height of the pandemic, from nonaccrual status to accruing status during the fourth quarter of 2021 and first quarter of 2022.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $48.7 million and $135.6 million, respectively, increased $3.4 million, or 7.4%, as compared to the third quarter of 2021 and decreased $10.6 million, or 7.2%, compared to September YTD 2021. Earnings per share of $0.90 for the third quarter was $0.07 higher than the third quarter of 2021, while earnings per share for the first nine months of 2022 of $2.49 was $0.19 lower than the first nine months of 2021. The increases in net income and earnings per share between the quarters were due to increases in net interest income and noninterest revenues and a decrease in fully-diluted average shares outstanding, partially offset by higher noninterest expenses and increases in the provision for credit losses and income taxes. The decreases in net income and earnings per share between the YTD periods were due to increases in noninterest expenses and the provision for credit losses, including the impacts from the Elmira acquisition, partially offset by increases in net interest income and noninterest revenues and decreases in income taxes and fully-diluted shares outstanding. Operating net income, a non-GAAP measure, of $49.0 million and $142.6 million for the third quarter and September YTD, respectively, increased $3.7 million, or 8.1%, as compared to the third quarter of 2021 and decreased $3.5 million, or 2.4%, compared to September YTD 2021. Operating earnings per share, a non-GAAP measure, of $0.90 for the third quarter was up $0.07 compared to the third quarter of 2021, while operating earnings per share of $2.62 for the first nine months of 2022 was down $0.06 compared to the first nine months of 2021. 2021 results were enhanced by a net benefit recorded in the provision for credit losses and higher PPP-related revenues than the comparable periods of 2022, which, net of tax, were responsible for a $0.14 decrease in fully-diluted operating earnings per share between the comparable quarters and a $0.45 decrease between the comparable YTD periods. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $110.4 million was up $17.8 million, or 19.2%, from the comparable prior year period. Net interest income for the first nine months of 2022 increased $29.7 million, or 10.7%, versus the first nine months of 2021. The quarterly and year-over-year improvements resulted from an increase in the yield on interest-earning assets and an increase in interest-earning asset balances, partially offset by an increase in the average rate paid on interest-bearing liabilities and an increase in interest-bearing liability balances.

The provision for credit losses for the third quarter and September YTD increased $6.0 million and $23.0 million as compared to the third quarter and first nine months of 2021, respectively. The third quarter and YTD 2022 provision for credit losses was reflective of a weaker economic forecast and an increase in loans outstanding, partially offset by continued low levels of net charge-offs, delinquent loans and nonperforming loans. The second quarter provision for credit losses included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition.

Third quarter and year-to-date noninterest revenues were $65.2 million and $195.0 million, respectively, up $0.9 million, or 1.5%, from the third quarter of 2021 and up $12.7 million, or 7.0%, from the first nine months of 2021. The increase compared to the prior year’s third quarter was a result of increases in insurance services revenue, deposit service charges and fees, debit interchange and ATM fees and unrealized gains and losses on equity securities, partially offset by decreases in employee benefit services revenue, wealth management services revenue, mortgage banking revenue and other banking revenue. The YTD increase was due to increases in insurance services revenue, deposit service charges and fees, employee benefit services revenue and debit interchange and ATM fees, partially offset by decreases in mortgage banking revenue, wealth management services revenue, other banking revenue and unrealized gains and losses on equity securities.

Noninterest expenses of $108.2 million and $318.4 million for the third quarter and September YTD periods, respectively, reflected an increase of $7.8 million, or 7.7%, from the third quarter of 2021 and an increase of $31.2 million, or 10.9%, from the first nine months of 2021. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, business development and marketing expenses, data processing and communications expenses, other expenses, occupancy and equipment expenses, acquisition expenses, amortization of intangible assets and the absence of a litigation accrual expense adjustment, partially offset by a decrease in legal and professional fees. The YTD increase in noninterest expenses was due to increases in salaries and benefits, acquisition expenses, other expenses, business development and marketing expenses, data processing and communications expenses, legal and professional fees, amortization of intangible assets, acquisition-related contingent consideration adjustments, occupancy and equipment expenses and the absence of a negative litigation accrual expense adjustment. Excluding acquisition expenses, acquisition-related contingent consideration adjustments and litigation accrual expenses, 2022 operating expenses were $7.3 million, or 7.3%, higher for the third quarter and $26.2 million, or 9.1%, higher for the year-to-date timeframe, in part due to the acquisition of Elmira Savings Bank in the second quarter of 2022 and financial services acquisitions.

The effective income tax rates were 22.0% and 21.6% for the third quarter and YTD 2022, respectively, as compared to 21.1% and 20.9% for the comparable prior year periods. The effective tax rate in the third quarter of 2021 was driven down by a decrease in the Company’s full year effective tax rate projection. The increase in the YTD effective tax rate was fully attributable to lower levels of tax benefits related to stock-based compensation activity. The effective tax rates adjusted to exclude stock-based compensation tax benefits for both YTD periods were 22.0%.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2022	2021	2022	2021
Net interest income	$110,394	$92,611	$308,407	$278,670
Provision for credit losses	5,061	(944)	12,005	(11,001)
Noninterest revenues	65,249	64,309	195,019	182,300
Noninterest expenses	108,185	100,436	318,416	287,225
Income before income taxes	62,397	57,428	173,005	184,746
Income taxes	13,706	12,092	37,454	38,616
Net income	$48,691	$45,336	$135,551	$146,130

Diluted weighted average common shares outstanding	54,290	54,541	54,396	54,516
Diluted earnings per share	$0.90	$0.83	$2.49	$2.68

Net Interest Income

Net interest income is the amount by which interest and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and on customer and external borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter was $111.5 million, an increase of $18.1 million, or 19.4%, compared to the same period last year. This was driven by a 35 basis point increase in the average yield on interest-earnings assets and a $1.08 billion increase in average interest-earning assets, partially offset by a nine basis point increase in the average rate paid on interest-bearing liabilities and a $724.5 million increase in average interest-bearing liabilities in comparison to the third quarter of 2021. As reflected in Table 3, net interest income was favorably impacted by $12.5 million due to the increase in the average yield on interest-earning assets and $8.1 million due to the volume increase in interest-earning assets, partially offset by the unfavorable impacts on net interest income of $2.2 million due to an increase in the average rate paid on interest-bearing liabilities and $0.3 million due to the volume increase in interest-bearing liabilities. September YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $311.4 million, increased $30.1 million, or 10.7%, from the year-earlier period. The September YTD increase resulted from a $1.24 billion increase in average interest-earning assets and a four basis point increase in the average yield on interest-earning assets, partially offset by an $825.3 million increase in average interest-bearing liabilities and a one basis point increase in the average rate paid on interest-bearing liabilities. As reflected in Table 3, for September YTD, the volume increase in interest-earning assets and the increase in the average yield on interest-earning assets had favorable impacts on net interest income of $27.6 million and $3.8 million, respectively, partially offset by the volume increase in interest-bearing liabilities and the increase in the average rate paid on interest-bearing liabilities having unfavorable impacts on net interest income of $0.9 million and $0.4 million, respectively.

The net interest margin of 3.03% for the third quarter of 2022 was 29 basis points higher as compared to the third quarter of 2021. The increase was the result of a 35 basis point increase in the interest-earning asset yield, partially offset by a nine basis point increase in the rate on interest-bearing liabilities. The net interest margin of 2.88% for the first nine months of 2022 was three basis points higher than the comparable period of 2021. The yield on interest-earning assets increased four basis points, while the rate on interest-bearing liabilities increased by one basis point for the first nine months of 2022 as compared to the prior year period.

The 35 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in the average yield on investments and cash equivalents and the average yield on loans. For the third quarter, the average yield on investments, including cash equivalents, increased 50 basis points and the average yield on loans increased by seven basis points compared to the prior year. The four basis point increase in the yield on interest-earning assets for the first nine months of 2022 was the result of a 33 basis point increase in the average yield on investments, including cash equivalents, partially offset by a 14 basis point decrease in the average yield on loans as compared to the prior year. The changes in the loan yields included declines in PPP-related interest income between the periods. During the third quarter of 2022, the Company recorded $0.5 million of PPP-related interest income, a decrease of $3.9 million from the prior year’s third quarter, while during the first nine months of 2022, the Company recorded $3.2 million of PPP-related interest income, a decrease of $11.9 million from the first nine months of 2021. The increase in investment yields were primarily driven by the Company meaningfully shifting the composition of earning assets away from cash equivalents that were earning a low yield at the time to higher yielding investment securities between the periods.

The average rate on interest-bearing liabilities increased by nine basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased four basis points and the average rate paid on external borrowings increased 95 basis points from the comparable prior year period. For the first nine months of 2022, the average rate on interest-bearing liabilities increased by one basis point from the comparable prior year period as the average rate on interest-bearing deposits decreased one basis point, while the average rate on external borrowings increased 27 basis points. The changes in the average rates paid on interest-bearing deposits were driven by increases in the interest rates paid on interest checking and money market deposits, while the interest rate paid on time deposits decreased. The increases in the average cost of borrowings were primarily the result of higher market interest rates and the Company entering into an overnight borrowing position during in the second quarter of 2022.

The third quarter and YTD average balance of investments, including cash equivalents, increased $16.0 million and $742.7 million, respectively, as compared to the corresponding prior year periods. Investment security maturities, calls and principal payments outpaced purchases during the third quarter while investment security purchases outpaced maturities, calls and principal payments during the YTD period. The cash equivalents component of average earning assets decreased $2.05 billion and $1.47 billion for the third quarter and YTD periods, respectively, compared to the prior year periods. The decrease in cash equivalents was primarily due to the Company meaningfully shifting the composition of earning assets away from cash equivalents that at the time were earning a low yield to higher yielding investment securities and loans. Average loan balances increased $1.06 billion for the quarter and $496.7 million YTD as compared to the prior year, driven by organic and acquired growth during both periods, including the Elmira acquisition in May 2022, despite declines in average PPP loan balances. The change in average loan balances for the quarter and YTD periods included a $215.4 million and $300.1 million decrease in average PPP loans, respectively.

Average interest-bearing deposits increased $479.9 million compared to the prior year quarter and $733.7 million compared to the prior YTD period. The quarterly increase in average interest-bearing deposits was due to increases in all deposit categories, due primarily to large inflows of government stimulus-related deposit funding and the Elmira acquisition in May 2022. The YTD increase in average interest-bearing deposits was due to increases in savings, interest checking and money market deposits, while time deposits declined. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), overnight borrowings at the Federal Reserve Bank of New York (“Federal Reserve”) and FHLB, subordinated notes payable, subordinated debt held by unconsolidated subsidiary trusts and securities sold under agreement to repurchase (customer repurchase agreements), increased $244.5 million and $91.5 million for the quarter and YTD periods, respectively. The increases in average borrowings from the prior year quarter and YTD periods were primarily due to increases in average overnight borrowings and customer repurchase agreements.

Tables 2a and 2b below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 24.1% and 24.2% in 2022 and 2021, respectively. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks. Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$25,730	$114	1.76%	$2,077,996	$794	0.15%
Taxable investment securities (1)	5,701,691	23,623	1.64%	3,800,978	16,567	1.73%
Nontaxable investment securities (1)	551,610	4,681	3.37%	384,053	3,137	3.24%
Loans (net of unearned discount) (2)	8,333,148	88,575	4.22%	7,268,659	75,973	4.15%
Total interest-earning assets	14,612,179	116,993	3.18%	13,531,686	96,471	2.83%
Noninterest-earning assets	941,117			1,495,792
Total assets	$15,553,296			$15,027,478

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,179,556	2,206	0.11%	$7,701,717	792	0.04%
Time deposits	962,777	1,649	0.68%	960,670	2,030	0.84%
Customer repurchase agreements	269,958	216	0.32%	230,906	177	0.30%
Overnight borrowings	188,975	1,226	2.57%	0	0	0.00%
FHLB borrowings	19,463	146	2.97%	2,920	18	2.45%
Subordinated notes payable	3,261	38	4.63%	3,288	38	4.63%
Total interest-bearing liabilities	9,623,990	5,481	0.23%	8,899,501	3,055	0.14%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,192,615			3,841,646
Other liabilities	56,166			182,167
Shareholders’ equity	1,680,525			2,104,164
Total liabilities and shareholders’ equity	$15,553,296			$15,027,478

Net interest earnings		$111,512			$93,416

Net interest spread			2.95%			2.69%
Net interest margin on interest-earning assets			3.03%			2.74%

Fully tax-equivalent adjustment (3)		$1,118			$805
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$473,112	$1,306	0.37%	$1,941,329	$1,772	0.12%
Taxable investment securities (1)	5,655,745	69,921	1.65%	3,531,272	47,553	1.80%
Nontaxable investment securities (1)	493,302	12,153	3.29%	406,835	10,018	3.29%
Loans (net of unearned discount) (2)	7,819,306	239,322	4.09%	7,322,581	231,920	4.23%
Total interest-earning assets	14,441,465	322,702	2.99%	13,202,017	291,263	2.95%
Noninterest-earning assets	1,092,450			1,436,252
Total assets	$15,533,915			$14,638,269

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,230,007	4,037	0.07%	$7,474,811	2,309	0.04%
Time deposits	941,094	5,074	0.72%	962,559	6,588	0.92%
Customer repurchase agreements	292,411	642	0.29%	250,638	641	0.34%
Overnight borrowings	64,204	1,233	2.57%	0	0	0.00%
FHLB borrowings	10,890	238	2.93%	4,634	75	2.15%
Subordinated notes payable	3,268	115	4.69%	3,294	115	4.69%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	20,675	293	1.89%
Total interest-bearing liabilities	9,541,874	11,339	0.16%	8,716,611	10,021	0.15%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,075,005			3,685,556
Other liabilities	96,763			178,402
Shareholders’ equity	1,820,273			2,057,700
Total liabilities and shareholders’ equity	$15,533,915			$14,638,269

Net interest earnings		$311,363			$281,242

Net interest spread			2.83%			2.80%
Net interest margin on interest-earning assets			2.88%			2.85%

Fully tax-equivalent adjustment (3)		$2,956			$2,572
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	versus September 30, 2021			versus September 30, 2021
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(1,493)	$813	$(680)	$(2,078)	$1,612	$(466)
Taxable investment securities	7,912	(856)	7,056	26,545	(4,177)	22,368
Nontaxable investment securities	1,417	127	1,544	2,130	5	2,135
Loans	11,295	1,307	12,602	15,378	(7,976)	7,402
Total interest-earning assets (2)	8,076	12,446	20,522	27,652	3,787	31,439

Interest paid on:
Interest checking, savings and money market deposits	52	1,362	1,414	253	1,475	1,728
Time deposits	4	(385)	(381)	(144)	(1,370)	(1,514)
Customer repurchase agreements	31	8	39	98	(97)	1
Overnight borrowings	1,226	0	1,226	1,233	0	1,233
FHLB borrowings	123	5	128	129	34	163
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	(293)	0	(293)
Total interest-bearing liabilities (2)	255	2,171	2,426	922	396	1,318

Net interest earnings (2)	$7,798	$10,298	$18,096	$26,686	$3,435	$30,121
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial and benefit plan administration services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including unrealized gains or losses on equity securities.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2022	2021	2022	2021
Employee benefit services	$27,884	$29,923	$86,385	$83,933
Insurance services	11,332	9,176	31,521	25,538
Wealth management services	7,502	8,322	24,276	24,748
Deposit service charges and fees	10,755	8,816	29,715	24,305
Debit interchange and ATM fees	6,697	6,626	20,030	19,453
Mortgage banking	171	460	595	1,479
Other banking revenues	912	996	2,521	2,830
Subtotal	65,253	64,319	195,043	182,286
Unrealized (loss) gain on equity securities	(4)	(10)	(24)	14
Total noninterest revenues	$65,249	$64,309	$195,019	$182,300

Noninterest revenues/operating revenues (FTE basis) (1)	37.2%	41.0%	38.8%	39.6%
(1)	For purposes of this ratio noninterest revenues excludes unrealized gains and losses on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues, excluding unrealized gain (loss) on equity securities, were $65.3 million for the third quarter of 2022 and $195.0 million for the first nine months of 2022. This represents an increase of $0.9 million, or 1.5%, for the quarter and an increase of $12.8 million, or 7.0%, for the YTD period in comparison to the equivalent 2021 periods. The increase for the quarterly period was driven by increases in insurance services revenue and banking noninterest revenue, partially offset by declines in employee benefit services revenue and wealth management services revenue. The increase for the YTD period was due to increases in insurance services revenue, banking noninterest revenue and employee benefit services revenue, partially offset by a decline in wealth management services revenue.

Banking noninterest revenue of $18.5 million for the third quarter and $52.9 million for the first nine months of 2022 increased $1.6 million, or 9.7%, and increased $4.8 million, or 10.0%, respectively, as compared to the corresponding prior year periods. The quarterly and YTD increases were driven by increases in deposit service charges and fees and debit interchange and ATM fees, partially offset by decreases in mortgage banking revenues and other banking revenues. The increases in deposit service charges and fees were reflective of increased post-pandemic transaction activity, including the addition of new deposit relationships from the Elmira acquisition in May 2022. The Company expects to make modifications to its deposit service charges and fees over the next several quarters in order to better align with industry trends and to ensure the Company continues to provide customers with affordable and competitive banking options.

Employee benefit services revenue decreased $2.0 million, or 6.8%, but increased $2.5 million, or 2.9%, for the three and nine months ended September 30, 2022, respectively, as compared to the equivalent prior year periods. The decline in quarterly revenues was driven by decreases in employee benefit trust and custodial fees, reflecting the adverse impact from market-related headwinds, while the growth on a YTD basis was primarily driven by incremental revenues from the acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”) during the third quarter of 2021. Insurance services revenue was up $2.2 million, or 23.5%, and $6.0 million, or 23.4%, for the third quarter and YTD periods, respectively, driven by organic expansion, as well as the second quarter 2021 acquisition of a Florida-based personal lines insurance agency, the third quarter 2021 acquisition of a Boston-based specialty-lines insurance broker and the first quarter 2022 acquisitions of three other insurance agencies. Wealth management services revenue was down $0.8 million, or 9.9%, for the third quarter of 2022 and $0.5 million, or 1.9%, for September 2022 YTD as compared to the same time periods of 2021, primarily driven by more challenging investment market conditions.

The ratio of noninterest revenues to operating revenues (FTE basis), as defined in footnote 1 of Table 4 above, was 37.2% for the quarter and 38.8% for the nine months ended September 30, 2022, respectively, versus 41.0% and 39.6% for the comparable periods of 2021. The decrease for the year-to-date period is a function of a 7.0% increase in adjusted noninterest revenues while adjusted net interest income (FTE basis) increased 10.7%. The decrease for the quarterly periods is reflective of a 1.5% increase in adjusted noninterest revenues while adjusted net interest income (FTE basis) increased 19.2%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2022	2021	2022	2021
Salaries and employee benefits	$66,190	$62,883	$193,236	$178,407
Occupancy and equipment	10,364	9,867	31,740	31,437
Data processing and communications	14,184	12,966	40,454	38,123
Amortization of intangible assets	3,837	3,703	11,420	10,300
Legal and professional fees	3,194	3,352	10,196	8,885
Business development and marketing	3,616	2,383	9,975	7,071
Litigation accrual	0	(100)	0	(100)
Acquisition expenses	409	102	4,668	133
Acquisition-related contingent consideration adjustment	0	0	400	0
Other	6,391	5,280	16,327	12,969
Total noninterest expenses	$108,185	$100,436	$318,416	$287,225

Operating expenses(1)/average assets	2.65%	2.55%	2.60%	2.53%
Efficiency ratio(2)	59.3%	61.7%	60.0%	60.1%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual expenses and amortization of intangibles. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in (1) above divided by net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gains and losses on equity securities. See Table 10 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $108.2 million and $318.4 million for the third quarter and YTD periods of 2022, respectively, representing increases of $7.8 million, or 7.7%, and $31.2 million, or 10.9%, from the prior year periods, respectively. Acquisition expenses and acquisition-related contingent consideration adjustments of $0.4 million and $5.1 million are included in third quarter and YTD 2022 noninterest expenses, respectively. Salaries and employee benefits increased $3.3 million, or 5.3%, and $14.8 million, or 8.3%, for the third quarter and YTD periods of 2022, respectively, as compared to the corresponding periods of 2021. The increase in salaries and benefits expense was driven by increases in merit-related employee wages, acquisition-related additions to staffing, higher payroll taxes and higher employee benefit-related expenses. The remaining change to noninterest expenses are attributed to occupancy and equipment (up $0.5 million for the quarter and up $0.3 million YTD), data processing and communications (up $1.2 million for the quarter and $2.3 million YTD), amortization of intangible assets (up $0.1 million for the quarter and $1.1 million YTD), legal and professional fees (down $0.2 million for the quarter and up $1.3 million YTD), business development and marketing (up $1.2 million for the quarter and $2.9 million YTD) and other expenses (up $1.1 million for the quarter and $3.4 million YTD). Noninterest expenses were generally up due to the increase in the level of business activities and incremental expenses due to the end of most pandemic-related restrictions as well as the costs associated with operating an expanded franchise subsequent to the Elmira and financial services acquisitions, including increases in business development and marketing expenses, insurance and travel-related expenses. The increase in data processing and communications expenses was due to the Company’s continued investment in customer-facing and back office digital technologies between the comparable periods. The slight increase in occupancy and equipment expense was driven by inflationary pressures, partially offset by branch office consolidations between the periods.

The Company’s efficiency ratio (as defined in the table above) was 59.3% for the third quarter, 2.4 percentage points favorable to the comparable quarter of 2021. This resulted from operating expenses (as described above) increasing 7.5%, while operating revenues (as described above) increased 11.8%. The efficiency ratio of 60.0% for the first nine months of 2022 was 0.1 percentage point favorable compared to the first nine months of 2021 due to 9.0% higher operating expenses (as described above), while operating revenues (as described above) increased by 9.3%. Current year operating expenses, excluding amortization of intangible assets, acquisition expenses, acquisition-related contingent consideration adjustments and litigation accrual expenses, as a percentage of average assets increased 0.10 percentage points versus the prior year quarter and increased 0.07 percentage points versus the prior year-to-date period as operating expenses (as defined above) increased at a faster rate than average assets. Operating expenses (as defined above) increased 7.5% for the quarter and increased 9.0% for the year-to-date period, while average assets increased 3.5% for the quarter and increased 6.1% for the year-to-date period as the strong growth of the book value of earning assets was partially offset by a significant decline in the pre-tax market value adjustment on the investment portfolio.

Income Taxes

The third quarter and YTD 2022 effective income tax rates were 22.0% and 21.6%, respectively, as compared to 21.1% and 20.9% for the comparable periods of 2021. The effective tax rate in the third quarter of 2021 was driven down by a decrease in the Company’s full year effective tax rate projection. The increase in the YTD effective tax rate was fully attributable to lower levels of tax benefits related to stock-based compensation activity. The Company recorded a $0.6 million and $2.0 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2022 and YTD 2021, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the third quarter and YTD 2022 were both 22.0%, as compared to 21.1% and 22.0%, for the comparable periods of 2021, respectively.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $5.23 billion at the end of the third quarter, an increase of $248.2 million from December 31, 2021 and $823.9 million higher than September 30, 2021. The carrying value of cash equivalents was $30.0 million at the end of the third quarter, a decrease of $1.69 billion from December 31, 2021 and $2.07 billion from September 30, 2021. The book value of investment securities (excluding unrealized gains and losses) of $6.19 billion at the end of the third quarter increased $1.17 billion from December 31, 2021 and increased $1.74 billion from September 30, 2021. During the first nine months of 2022, the Company purchased $1.14 billion of U.S. Treasury and agency securities with an average yield of 1.62%, $34.6 million of government agency mortgage-backed securities with an average yield of 2.75%, and $182.0 million of obligations of state and political subdivisions with an average yield of 3.96%. Additionally, the Company acquired $11.3 million of investments from Elmira during the second quarter of 2022. These additions were partially offset by $212.4 million of investment maturities, calls and principal payments during the first nine months of 2022. Additionally, there was $14.8 million of net accretion on investment securities during the first nine months of 2022. The effective duration of the investment securities portfolio was 6.5 years at the end of the third quarter of 2022, as compared to 7.5 years at the end of 2021 and 7.6 years at the end of the third quarter of 2021.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2022, the portfolio had a $964.9 million net unrealized loss, as compared to a $44.9 million net unrealized loss at December 31, 2021 and a $47.5 million net unrealized loss at September 30, 2021. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

The following table sets forth the fair value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	September 30,	December 31,	September 30,
(000’s omitted)	2022	2021	2021
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$4,275,440	$3,998,564	$3,393,260
Obligations of state and political subdivisions	489,910	430,289	421,965
Government agency mortgage-backed securities	384,891	477,056	510,676
Corporate debt securities	7,033	7,962	8,078
Government agency collateralized mortgage obligations	13,415	20,339	24,392
Total available-for-sale portfolio	5,170,689	4,934,210	4,358,371

Equity and Other Securities:
Equity securities, at fair value	439	463	459
Federal Home Loan Bank common stock	18,438	7,188	7,251
Federal Reserve Bank common stock	33,568	33,916	33,916
Other equity securities, at adjusted cost	4,158	3,312	3,401
Total equity and other securities	56,603	44,879	45,027

Total investments	$5,227,292	$4,979,089	$4,403,398

Loans

Loans ended the third quarter at $8.54 billion, an increase of $1.26 billion, or 17.3%, from one year earlier and an increase of $1.17 billion, or 15.9%, from the end of 2021. The increase during the last twelve months was driven by increases in all loan categories, including consumer mortgage, business lending, consumer indirect, home equity and consumer direct loans, due to the Elmira acquisition and net organic growth, despite a $156.2 million decrease in PPP loans due to loan forgiveness activities.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing. The business lending portfolio increased $402.2 million, or 13.0%, from September 30, 2021 and increased $418.5 million, or 13.6%, from December 31, 2021, including $125.3 million of loans acquired from Elmira in the second quarter of 2022. The increase in the business lending portfolio was driven by the Elmira acquisition and organic growth despite decreases in PPP loans of $156.2 million from September 30, 2021 and $82.0 million from December 31, 2021. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $504.5 million, or 20.4%, from one year ago and increased $419.4 million, or 16.4%, from December 31, 2021, including $271.4 million of loans acquired from Elmira in the second quarter of 2022. In addition to the Elmira acquisition, the increase in consumer mortgages was driven by refinance activities late last year and early this year, the Company’s competitive product offerings and business development efforts, in addition to strong housing demand throughout the past twelve months. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production. The Company is currently holding almost all of its new consumer mortgage production in portfolio. Home equity loans increased $37.6 million, or 9.5%, from one year ago, and increased $35.0 million, or 8.8%, from December 31, 2021, including $18.4 million of loans acquired from Elmira in the second quarter of 2022.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine and other recreational vehicle dealerships (referred to as “consumer indirect”), increased $316.7 million, or 23.9%, from one year ago and increased $297.1 million, or 22.1%, from December 31, 2021, including $21.9 million of loans acquired from Elmira in the second quarter of 2022. Despite national vehicle supply shortages, the Company’s market area and dealer network have experienced robust sales activity, which, combined with higher sales prices, have resulted in significant growth in the Company’s consumer indirect portfolio. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, the total allowance for credit losses at the end of the third quarter was $60.4 million, an increase of $10.9 million, or 21.9%, from one year earlier and an increase of $10.5 million, or 21.0%, from the end of 2021, driven primarily by significant loan growth during the intervening period.

Table 7: Allowance for Credit Losses by Loan Type

	September 30, 2022		December 31, 2021		September 30, 2021
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$23,931	40.9%	$22,995	41.7%	$22,319	42.5%
Consumer mortgage	13,818	34.8%	10,017	34.7%	9,745	33.9%
Consumer indirect	17,018	17.1%	11,737	16.1%	12,045	16.1%
Consumer direct	3,015	2.1%	2,306	2.1%	2,670	2.1%
Home equity	1,581	5.1%	1,814	5.4%	1,720	5.4%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total loans	$60,363	100.0%	$49,869	100.0%	$49,499	100.0%

As demonstrated in Table 7 and discussed previously, business lending and consumer installment carry higher credit risk than residential real estate, and as a result, these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at September 30, 2022 was consistent with December 31, 2021 and September 30, 2021. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	September 30,	December 31,	September 30,
	2022	2021	2021
Allowance for credit losses/total loans	0.71%	0.68%	0.68%
Allowance for credit losses/nonperforming loans	186%	110%	73%
Nonaccrual loans/total loans	0.33%	0.57%	0.91%
Allowance for credit losses/nonaccrual loans	215%	120%	75%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	(0.03)%	0.10%	0.08%
Consumer mortgage	0.01%	0.00%	0.02%
Consumer indirect	0.09%	0.24%	0.14%
Consumer direct	0.32%	0.53%	0.34%
Home equity	0.02%	0.01%	0.02%
Total loans	0.02%	0.09%	0.07%

Net charge-offs during the third quarter of 2022 were $0.4 million, a decrease of $1.0 million compared to the third quarter of 2021. The business lending, consumer indirect and consumer mortgage portfolios experienced lower net charge-offs during the third quarter of 2022 as compared to the third quarter of 2021, while the consumer direct portfolio experienced higher net charge-offs as compared to the prior year third quarter, and the net charge-offs in the home equity portfolio were consistent with the equivalent prior year period. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the third quarter was 0.02%, seven and five basis points lower than the ratios for the fourth and third quarters of 2021, respectively. Net charge-off ratios for the third quarter of 2022 for the business lending, consumer indirect and consumer mortgage portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratios for the consumer direct and home equity portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at September 30, 2022 was $0.5 million. This compares to $0.7 million at December 31, 2021 and $0.9 million at September 30, 2021. At September 30, 2022, OREO consisted of eight residential properties with a total value of $0.5 million. This compares to two residential properties with a total value of $0.1 million and one commercial property with a value of $0.6 million at December 31, 2021, and five residential properties with a total value of $0.3 million and one commercial property with a value of $0.6 million at September 30, 2021.

Approximately 15% of the nonperforming loans at September 30, 2022 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans decreased significantly from the prior year as the economic environment improved and businesses resumed normal operations. The Company upgraded several large business loans for customers in the hospitality industry that had previously requested extended loan repayment forbearance due to pandemic-related hardship from nonaccrual to accruing status during the first quarter of 2022 and fourth quarter of 2021. These borrowers had successfully restored all past due payment to current status, resumed their pre-forbearance payment obligations for a period of at least nine months, and demonstrated sufficient repayment capacity and cash reserves to be reclassified to accruing status.

Approximately 77% of nonperforming loans at September 30, 2022 were comprised of consumer mortgages. Collateral values of residential properties within the Company’s geographic footprint have generally remained stable or have increased over the past several years. Additionally, strong economic conditions prior to COVID-19 and the generally positive economic recovery following, including low unemployment levels, have positively impacted consumers and resulted in generally more favorable nonperforming consumer mortgage ratios throughout the past few years. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 186% at the end of the third quarter, as compared to 110% at year-end 2021 and 73% at September 30, 2021. The increase in this ratio between the annual quarterly periods was primarily driven by the decrease in nonperforming business loans noted above combined with a $10.9 million increase in the allowance for credit losses.

The Company will continue to closely monitor the impact that forecasted weakening economic conditions could have on its level of delinquent loans, nonperforming assets and ultimately credit-related losses and proactively engage with our customers to strive to limit the potential losses.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and business lending management to monitor their status and discuss relationship management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (30 days past due through nonaccruing) as a percent of total loans was 0.71% at the end of the third quarter, 29 basis points below the 1.00% at year-end 2021 and 57 basis points below the 1.28% at September 30, 2021. The business lending delinquency ratio at the end of the third quarter of 0.17% was 80 basis points below the level of 0.97% at December 31, 2021 and 155 basis points below the level of 1.72% at September 30, 2021, largely attributable to the reclassification of certain business loans’ status from nonaccrual to accruing during the fourth quarter of 2021 and first quarter of 2022. The delinquency ratio for the home equity portfolio decreased as compared to the levels at both December 31, 2021 and September 30, 2021, while consumer installment and consumer mortgage increased slightly relative to those same periods.

Prediction of future delinquency and credit loss performance is difficult, because although, until recently, economic growth had been above average for most of 2021 and the unemployment rate remains low, there continues to be uncertainty regarding the economic fallout created by supply chain constraints and inflationary pressures, as well as a rising interest rate environment. Due to the Company’s continued focus on maintaining strict underwriting standards and the effective utilization of its collection capabilities, the Company expects that its credit performance will eventually return to levels consistent with its average long-term historical results once public health, government intervention, and economic conditions return to a more normalized state.

The Company recorded a $5.1 million provision for credit losses in the third quarter of 2022, including a $0.1 million net benefit related to off-balance sheet credit exposures. The third quarter provision for credit losses was $6.0 million higher than the equivalent prior year period’s net benefit in the provision for credit losses of $0.9 million, which was reflective of an economic recovery related to the cessation of most pandemic-related restrictions and included the continuation of elevated real estate and vehicle collateral values, resulting in a release of reserves in that quarter. The allowance for credit losses of $60.4 million as of September 30, 2022 increased $10.5 million compared to December 31, 2021 and increased $10.9 million compared to September 30, 2021, due in part to increases in non-PPP loans outstanding, including $437.0 million of loans acquired from Elmira in the second quarter of 2022, combined with weaker economic forecasts during the third quarter of 2022. The allowance for credit losses to total loans ratio was 0.71% at September 30, 2022, an increase of three basis points from the levels at both December 31, 2021 and September 30, 2021. Refer to Note E: Loans of the Consolidated Financial Statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2022, the net purchase discount related to the $1.28 billion of remaining non-PCD acquired loan balances was approximately $25.6 million, or 1.99% of that portfolio.

Deposits

As shown in Table 9, average deposits of $13.33 billion in the third quarter were $830.9 million, or 6.6%, higher than the third quarter of 2021, primarily due to larger than anticipated net inflows of funds related to government stimulus and PPP programs in 2021 and the addition of acquired Elmira deposit liabilities during the second quarter of 2022. The Company acquired $522.3 million of deposits in the Elmira acquisition, including $356.5 million of non-time deposits and $165.8 million of time deposits. Total average deposit balances increased $502.8 million, or 3.9%, from the fourth quarter of last year, primarily due to the addition of acquired Elmira deposit liabilities between the periods. Average noninterest checking deposits as a percentage of average total deposits was 31.4% in the third quarter compared to 30.7% in the third quarter of 2021 and the fourth quarter of last year. Non-maturity deposits (noninterest checking, interest checking, savings and money markets) represent 92.8% of the Company’s average deposit funding base during the third quarter of 2022, while time deposits represent 7.2% of total average deposits. The quarterly average cost of deposits was 0.11% for the third quarter of 2022, compared to 0.08% for the fourth quarter of 2021 and 0.09% in the third quarter of 2021, reflective of increases in the interest rates paid on interest checking and money market deposits, while the interest rate paid on time deposits decreased. The Company continues to focus on expanding its core deposit relationship base through its proactive marketing efforts, competitive product offerings and high quality customer service.

Average nonpublic fund deposits for the third quarter of 2022 increased $839.6 million, or 7.5%, versus the fourth quarter of 2021 and increased $983.5 million, or 8.9%, versus the year-earlier period. Average public fund deposits for the third quarter decreased $336.8 million, or 20.2%, from the fourth quarter of 2021 and decreased $152.6 million, or 10.3%, from the third quarter of 2021. Average public fund deposits as a percentage of total average deposits decreased from 11.9% in the third quarter of 2021 to 10.0% in the third quarter of 2022.

Table 9: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000’s omitted)	2022	2021	2021
Noninterest checking deposits	$4,192,615	$3,935,586	$3,841,646
Interest checking deposits	3,299,612	3,215,815	3,147,360
Savings deposits	2,460,915	2,227,776	2,197,592
Money market deposits	2,419,029	2,510,766	2,356,765
Time deposits	962,777	942,205	960,670
Total deposits	$13,334,948	$12,832,148	$12,504,033
Nonpublic fund deposits	$12,005,491	$11,165,894	$11,022,010
Public fund deposits	1,329,457	1,666,254	1,482,023
Total deposits	$13,334,948	$12,832,148	$12,504,033

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2022 totaled $142.5 million. This was $137.4 million higher than borrowings at December 31, 2021 and $136.3 million above the level at the end of the third quarter of 2021. The increases were primarily due to an increase in overnight borrowings of $119.8 million to support the funding of strong loan growth and $17.6 million of FHLB borrowings acquired from the Elmira acquisition during the second quarter of 2022.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $352.8 million at the end of the third quarter of 2022, an increase of $28.1 million and $36.0 million from their levels at December 31, 2021 and September 30, 2021, respectively.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity was $1.46 billion at the end of the third quarter, down $639.6 million from the balance at December 31, 2021. The decrease was driven by $695.7 million of other comprehensive loss, net of tax, dividends declared of $70.2 million and common stock repurchased of $16.4 million, partially offset by net income of $135.6 million, net activity under the Company’s employee stock plan of $1.6 million, and $5.5 million recognized from employee stock options earned. The other comprehensive loss, net of tax, was comprised of a $696.5 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio due to a significant amount of securities being purchased and a meaningful upward movement in market interest rates between the periods, partially offset by a positive $0.8 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $608.8 million, as a decrease in the market value adjustment on investments, dividends declared and common stock repurchase activity more than offset net income, the issuance of common stock in association with the employee stock plan and the Company’s benefit plans, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2022 was 51.8%, compared to 46.8% for the nine months ended September 30, 2021. Dividends declared for the first nine months of 2022 increased 2.7% compared to the first nine months of 2021, as the Company’s quarterly dividend per share was raised from $0.43 to $0.44 in the third quarter of 2022, while net income decreased 7.2% versus the equivalent year-to-date period due to increases in the provision for credit losses, acquisition-related provision for credit losses and noninterest expenses, including a $4.9 million increase in acquisition-related noninterest expenses, partially offset by increases in net interest income and noninterest revenues. The 2022 dividend increase marked the Company’s 30th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding decreased 0.4% over the last twelve months, as common stock repurchases outweighed issuance activity in the Company’s employee stock plans.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of September 30, 2022 and December 31, 2021. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of September 30, 2022 and December 31, 2021, the Company and the Bank must maintain:

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

As of September 30, 2022 and December 31, 2021, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of September 30, 2022 and December 31, 2021, the regulatory capital ratios for the Company and Bank are presented below.

	September 30, 2022		December 31, 2021
	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	8.78%	7.03%	9.09%	7.26%
Tier 1 risk-based capital ratio	15.50%	12.44%	18.60%	14.92%
Total risk-based capital ratio	16.19%	13.14%	19.28%	15.62%
Common equity Tier 1 capital ratio	15.50%	12.44%	18.60%	14.92%

The Company’s Tier 1 leverage ratio was 8.78% at the end of the third quarter, down 31 basis points from year-end 2021 and 44 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2021 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income, increasing 1.2%, as the impact of net earnings retention outweighed the intangible assets added from the Elmira acquisition and share repurchases, while average assets, excluding intangibles and the market value adjustment on investments, increased 4.8%, primarily due to strong organic loan growth and the Elmira acquisition. The Tier 1 leverage ratio decreased compared to the prior year’s third quarter as shareholders’ equity, excluding intangibles and other comprehensive income, increased 2.9%, as the impact of earnings retention outweighed Elmira acquisition-related intangible assets and share repurchases, while average assets excluding intangibles and the market value adjustment on investments, increased 8.1% primarily due to continued inflows of customer deposits, organic loan growth and the acquisition of Elmira. The net tangible equity-to-assets ratio (a non-GAAP measure) of 4.08% decreased 4.61 percentage points from December 31, 2021 and decreased 4.51 percentage points versus September 30, 2021 (See Table 10 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from one year prior was primarily driven by a $644.8 million, or 51.8%, decrease in tangible equity due to the decline in the after-tax market value adjustment on available-for-sale investment securities and a $41.1 million net increase in intangible assets due primarily to the Elmira acquisition and a $227.5 million, or 1.6%, increase in tangible assets due to the Elmira acquisition and net inflows of deposits. The decrease in the net tangible equity to net tangible assets ratio (non-GAAP) from the fourth quarter of 2021 was driven by a $679.8 million decrease in tangible equity due to the impact of the Elmira acquisition, the purchase of securities in late 2021 and early 2022 and higher market interest rates on the after-tax market value adjustment on available-for-sale investment securities, while tangible assets increased $1.7 million.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds are FHLB or Federal Reserve overnight advances, of which there were $119.8 million of outstanding borrowings at September 30, 2022.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At September 30, 2022, the Bank had $247.4 million of cash and cash equivalents of which $30.0 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.76 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and had $487.7 million of funding availability at the Federal Reserve’s discount window. Additionally, the Company has $2.57 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at quarter end.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of September 30, 2022, this ratio was 15.1% for 30-days and 15.3% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of September 30, 2022, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2022 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, related vaccine and booster rollouts and efficacies, and government measures taken in response thereto, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation, government proceedings and local, state and Federal tax audits; (22) the effects of climate change and natural disasters on the Company’s operations or the operations of its customers; (23) other risk factors outlined in the Company’s filings with the SEC from time to time; and (24) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 10: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2022	2021	2022	2021
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$48,691	$45,336	$135,551	$146,130
Income taxes	13,706	12,092	37,454	38,616
Income before income taxes	62,397	57,428	173,005	184,746
Provision for credit losses	5,061	(944)	12,005	(11,001)
Pre-tax, pre-provision net revenue (non-GAAP)	67,458	56,484	185,010	173,745
Acquisition expenses	409	102	4,668	133
Acquisition-related contingent consideration adjustment	0	0	400	0
Unrealized loss (gain) on equity securities	4	10	24	(14)
Litigation accrual	0	(100)	0	(100)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$67,871	$56,496	$190,102	$173,764

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.90	$0.83	$2.49	$2.68
Income taxes	0.25	0.22	0.69	0.71
Income before income taxes	1.15	1.05	3.18	3.39
Provision for credit losses	0.10	(0.01)	0.22	(0.20)
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.25	1.04	3.40	3.19
Acquisition expenses	0.00	0.00	0.08	0.00
Acquisition-related contingent consideration adjustment	0.00	0.00	0.01	0.00
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Litigation accrual	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.25	$1.04	$3.49	$3.19

Net income
Net income (GAAP)	$48,691	$45,336	$135,551	$146,130
Acquisition expenses	409	102	4,668	133
Tax effect of acquisition expenses	(90)	(21)	(1,009)	(27)
Subtotal (non-GAAP)	49,010	45,417	139,210	146,236
Acquisition-related contingent consideration adjustment	0	0	400	0
Tax effect of acquisition-related contingent consideration adjustment	0	0	(86)	0
Subtotal (non-GAAP)	49,010	45,417	139,524	146,236
Acquisition-related provision for credit losses	0	0	3,927	0
Tax effect of acquisition-related provision for credit losses	0	0	(848)	0
Subtotal (non-GAAP)	49,010	45,417	142,603	146,236
Unrealized loss (gain) on equity securities	4	10	24	(14)
Tax effect of unrealized loss (gain) on equity securities	(1)	(2)	(5)	2
Subtotal (non-GAAP)	49,013	45,425	142,622	146,224
Litigation accrual	0	(100)	0	(100)
Tax effect of litigation accrual	0	21	0	21
Operating net income (non-GAAP)	49,013	45,346	142,622	146,145
Amortization of intangibles	3,837	3,703	11,420	10,300
Tax effect of amortization of intangibles	(843)	(780)	(2,472)	(2,155)
Subtotal (non-GAAP)	52,007	48,269	151,570	154,290
Acquired non-PCD loan accretion	(1,397)	(906)	(3,154)	(3,177)
Tax effect of acquired non-PCD loan accretion	307	191	685	666
Adjusted net income (non-GAAP)	$50,917	$47,554	$149,101	$151,779

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2022	2021	2022	2021
Return on average assets
Adjusted net income (non-GAAP)	$50,917	$47,554	$149,101	$151,779
Average total assets	15,553,296	15,027,478	15,533,915	14,638,269
Adjusted return on average assets (non-GAAP)	1.30%	1.26%	1.28%	1.39%

Return on average equity
Adjusted net income (non-GAAP)	$50,917	$47,554	$149,101	$151,779
Average total equity	1,680,525	2,104,164	1,820,273	2,057,700
Adjusted return on average equity (non-GAAP)	12.02%	8.97%	10.95%	9.86%

Earnings per common share
Diluted earnings per share (GAAP)	$0.90	$0.83	$2.49	$2.68
Acquisition expenses	0.00	0.00	0.08	0.00
Tax effect of acquisition expenses	0.00	0.00	(0.02)	0.00
Subtotal (non-GAAP)	0.90	0.83	2.55	2.68
Acquisition-related contingent consideration adjustment	0.00	0.00	0.01	0.00
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.90	0.83	2.56	2.68
Acquisition-related provision for credit losses	0.00	0.00	0.07	0.00
Tax effect of acquisition-related provision for credit losses	0.00	0.00	(0.01)	0.00
Subtotal (non-GAAP)	0.90	0.83	2.62	2.68
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.90	0.83	2.62	2.68
Litigation accrual	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.90	0.83	2.62	2.68
Amortization of intangibles	0.07	0.07	0.21	0.19
Tax effect of amortization of intangibles	(0.02)	(0.01)	(0.05)	(0.04)
Subtotal (non-GAAP)	0.95	0.89	2.78	2.83
Acquired non-PCD loan accretion	(0.02)	(0.02)	(0.06)	(0.06)
Tax effect of acquired non-PCD loan accretion	0.01	0.00	0.02	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.94	$0.87	$2.74	$2.78

Noninterest operating expenses
Noninterest expenses (GAAP)	$108,185	$100,436	$318,416	$287,225
Amortization of intangibles	(3,837)	(3,703)	(11,420)	(10,300)
Acquisition expenses	(409)	(102)	(4,668)	(133)
Acquisition-related contingent consideration adjustment	0	0	(400)	0
Litigation accrual	0	100	0	100
Total adjusted noninterest expenses (non-GAAP)	$103,939	$96,731	$301,928	$276,892

Efficiency ratio
Adjusted noninterest expenses (non-GAAP) - numerator	$103,939	$96,731	$301,928	$276,892
Fully tax-equivalent net interest income	111,512	93,416	311,363	281,242
Noninterest revenues	65,249	64,309	195,019	182,300
Acquired non-PCD loan accretion	(1,397)	(906)	(3,154)	(3,177)
Unrealized loss (gain) on equity securities	4	10	24	(14)
Operating revenues (non-GAAP) - denominator	$175,368	$156,829	$503,252	$460,351
Efficiency ratio (non-GAAP)	59.3%	61.7%	60.0%	60.1%

	September 30,	December 31,	September 30,
(000’s omitted)	2022	2021	2021
Balance sheet data - at end of quarter
Total assets
Total assets (GAAP)	$15,594,547	$15,552,657	$15,331,098
Intangible assets	(909,224)	(864,335)	(868,104)
Deferred taxes on intangible assets	48,893	44,160	43,768
Total tangible assets (non-GAAP)	$14,734,216	$14,732,482	$14,506,762

Total common equity
Shareholders’ Equity (GAAP)	$1,461,163	$2,100,807	$2,069,934
Intangible assets	(909,224)	(864,335)	(868,104)
Deferred taxes on intangible assets	48,893	44,160	43,768
Total tangible common equity (non-GAAP)	$600,832	$1,280,632	$1,245,598

Net tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$600,832	$1,280,632	$1,245,598
Total tangible assets (non-GAAP) - denominator	$14,734,216	$14,732,482	$14,506,762
Net tangible equity-to-assets ratio at quarter end (non-GAAP)	4.08%	8.69%	8.59%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.8% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.1% of the total portfolio, of which, 96.4% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) model projections, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. Due to increases in market interest rates on new loans and a significant increase in the Company’s loan balances during the third quarter of 2022, the base case NII projection increased significantly between the second quarter income simulation and the third quarter income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using September 30, 2022 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 2.4% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 1.4% over the next twelve months.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. All loan balances are generally projected to increase modestly throughout the forecast period.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash flows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up by the amounts listed below over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms based on the last three years (normalized yield curve). Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rates are dropped one hundred basis points each, and the treasury curve assumes the same slope as the rising rate scenarios, with all points normalizing off of the three month treasury rate, which is lowered by one hundred basis points from the flat rate scenario. The same method is applied for the -200 and -300 basis point scenarios, with the rate moves being down 200 and 300 basis points for prime, federal funds, and the three month treasury rate.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at September 30, 2022	income at September 30, 2022
Interest rate scenario	(000’s omitted)	(%)
+300 basis points	($8,243)	(1.8%)
+200 basis points	($5,702)	(1.2%)
+100 basis points	($3,217)	(0.7%)
-100 basis points	($763)	(0.2%)
-200 basis points	($2,455)	(0.5%)
-300 basis points	($9,804)	(2.1%)

Projected NII over the 12-month forecast period decreases in the rising rate environments largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher. Over the longer time period, the growth in NII begins to improve in all rising rate environments as the impact from lower yielding assets maturing and being replaced at higher rates is significantly more material than the increase in funding costs.

In the falling rate scenarios, the Company shows interest rate risk exposure to lower rates on all terms. During the first twelve months, net interest income declines largely due to lower assumed rates on loan originations, and certain adjustable and variable rate loans. Modestly lower funding costs associated with deposits and borrowings only partially offset the decrease in interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings is set forth in Note J to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2021 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities laws and regulations, during a twelve-month period beginning January 1, 2022. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the third quarter of 2022:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2022	903	$63.64	0	2,447,000
August 1-31, 2022	0	0.00	0	2,447,000
September 1-30, 2022	0	0.00	0	2,447,000
Total (1)	903	$63.64
(1)	Included in the common shares repurchased were 903 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description

10.1

Amendment to Employment Agreement, effective August 24, 2022, by and among Community Bank System, Inc., Community Bank, N.A., and Dimitar Karaivanov. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on August 26, 2022 (Registration No. 001-13695). (1)

10.2

Retirement Agreement, dated August 24, 2022, by and among Community Bank System, Inc., Community Bank, N.A., and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on August 26, 2022 (Registration No. 001-13695). (1)

31.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Bank System, Inc.

Date: November 9, 2022	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 9, 2022	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer