Form 10-K
period 2022-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2023-03-01
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant's telephone number, including area code: (315) 445-2282

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2022 (the registrant’s most recently completed second fiscal quarter): $3,352,990,466.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2023: 53,773,556

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 17, 2023 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2022, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust, and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.

The Bank’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial and municipal customers. As of December 31, 2022, the Bank operates 203 full-service branches and 13 drive-thru only locations throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont, and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”), Oneida Preferred Funding II LLC (“OPFC II”) and E.S.B. Realty Corp. (“ESB Realty”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC, ESB Realty and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2020-2022)

JMD Associates

On November 1, 2022, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of JMD Associates, LLC (“JMD”), an insurance agency headquartered in Boca Raton, Florida. The Company paid $1.0 million in cash and recorded a $0.1 million intangible asset for a noncompete agreement, a $0.4 million customer list intangible and $0.5 million of goodwill in conjunction with the acquisition.

Elmira Savings Bank

On May 13, 2022, the Company completed its merger with Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The merger enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the merger, the Company added eight full-service offices to its branch service network and acquired approximately $583.4 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.2 million was recognized as a result of the merger.

Insurance Agencies

On January 1, 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions.

Thomas Gregory Associates Insurance Brokers, Inc.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area for $13.1 million, including $11.6 million in cash and contingent consideration valued at $1.5 million. As of December 31, 2022, the contingent consideration is valued at $1.7 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition.

Fringe Benefits Design of Minnesota, Inc.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of FBD, a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. As of December 31, 2022, the contingent consideration is valued at $1.1 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

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

Wealth Management Services

Through the Bank’s trust department, CISI, Carta Group, Nottingham, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers investment alternatives including stocks, bonds, exchange-traded funds, mutual funds, insurance and advisory products.

Insurance Services

Through OneGroup, the Company offers personal and commercial lines of insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services. OneGroup represents many leading insurance companies.

Segment Information

The Company has identified three reportable operating business segments: Banking, Employee Benefit Services, and All Other. Included in the All Other segment are the smaller Wealth Management and Insurance operations. Information about the Company’s reportable business segments is included in Note T of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

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

The table below summarizes the Bank’s deposits and market share by the 61 counties of New York, Pennsylvania, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2022. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

					Number of
		Deposits as of 6/30/2022(1)				Towns/	Towns Where Company Has 1st or
County	State	(000's omitted)	Market Share(1)	Branches	ATM's	Cities	2nd Market Position
Grand Isle	VT	$60,109	100.00%	1	1	1	1
Lewis	NY	271,111	76.42%	4	4	3	3
Allegany	NY	527,874	75.89%	10	13	9	9
Franklin	NY	528,153	58.91%	6	5	4	4
Hamilton	NY	72,712	56.06%	2	2	2	2
Madison	NY	527,387	42.90%	6	8	5	5
Cattaraugus	NY	783,447	39.77%	9	11	7	6
Otsego	NY	473,341	33.14%	7	8	5	4
Schuyler	NY	87,065	31.39%	1	1	1	1
Chemung	NY	421,881	27.95%	7	8	2	1
Seneca	NY	180,273	25.78%	3	3	3	2
Saint Lawrence	NY	640,996	25.37%	10	12	9	8
Yates	NY	152,404	24.89%	3	2	2	2
Clinton	NY	566,000	24.45%	3	6	2	2
Jefferson	NY	596,900	23.12%	7	7	6	5
Wyoming	PA	206,180	22.73%	3	3	3	2
Livingston	NY	281,424	22.43%	5	8	5	4
Chautauqua	NY	543,374	20.76%	11	11	10	6
Columbia	NY	298,543	19.32%	4	3	4	3
Essex	NY	145,650	12.68%	4	4	4	3
Oswego	NY	261,946	12.58%	4	5	4	2
Steuben	NY	529,565	11.96%	9	11	8	6
Wayne	NY	175,364	10.84%	3	4	2	2
Addison	VT	92,772	10.75%	2	2	2	1
Caledonia	VT	86,219	9.71%	2	2	2	1
Bennington	VT	113,096	9.46%	2	4	2	0
Orange	VT	41,241	9.07%	1	1	1	1
Herkimer	NY	76,232	8.84%	1	1	1	1
Ontario	NY	324,590	8.62%	6	12	5	3
Tioga	NY	46,557	8.33%	2	2	2	1
Delaware	NY	145,403	7.76%	4	4	4	3
Rutland	VT	152,796	7.71%	3	4	2	1
Chittenden	VT	737,782	7.68%	9	10	7	3
Montgomery	NY	75,790	7.36%	2	2	2	1
Franklin	VT	60,318	6.90%	2	2	2	0
Luzerne	PA	603,275	6.65%	9	13	8	3
Susquehanna	PA	87,101	6.29%	1	1	1	1
Lackawanna	PA	530,108	6.16%	9	8	6	3
Fulton	NY	64,889	5.82%	1	1	1	0
Carbon	PA	60,969	5.40%	2	2	2	0
Cayuga	NY	89,106	5.26%	2	2	2	2
Windham	VT	67,262	4.94%	2	3	2	1
Windsor	VT	90,778	4.82%	2	2	2	0
Schoharie	NY	27,663	4.35%	1	1	1	0
Washington	NY	38,895	4.01%	1	1	1	1
Oneida	NY	346,352	3.97%	6	8	5	4
Chenango	NY	33,010	3.70%	1	1	1	1
Lamoille	VT	36,318	3.46%	1	1	1	1
Bradford	PA	56,801	3.28%	2	2	2	1
Tompkins	NY	123,694	2.91%	4	3	1	0
Washington	VT	120,997	2.69%	3	4	3	1
Rensselaer	NY	66,719	2.32%	1	2	1	0
Onondaga	NY	342,119	2.06%	4	5	4	1
Warren	NY	50,686	1.74%	1	1	1	1
Wyoming	NY	26,186	1.18%	1	1	1	0
Ulster	NY	60,135	1.05%	1	1	1	1
Broome	NY	37,615	0.44%	1	1	1	0
Erie	NY	229,893	0.36%	5	5	4	2
Albany	NY	83,221	0.27%	3	7	3	0
Hampden	MA	46,421	0.27%	1	1	1	0
Monroe	NY	9,980	0.04%	1	0	1	0
		$13,614,688	4.80%	224	263	190	123

(1)Deposits and Market Share data as of June 30, 2022, the most recent information available from S&P Global Market Intelligence. Deposit amounts include $239.8 million of intercompany balances that are eliminated upon consolidation. The weighted average total market share percentage, calculated by adding the market shares for each county, weighted by the proportion of the Company’s deposits in each county to its total deposits, is 22.74%.

Human Capital Resources

The Company’s employees are asked to embody the core values of integrity, excellence, teamwork and humility. These values are what makes the Company’s culture strong. As of December 31, 2022, the Company had 3,026 total employees, which included 2,839 full-time employees and 187 part-time and temporary employees. Of the Company’s 3,026 employees, 2,331 are in the Banking segment (2,157 full-time employees and 174 part-time and temporary employees), 407 employees are in the Employee Benefit Services segment (399 full-time employees and eight part-time and temporary employees), and 288 employees are in the All Other segment (283 full-time employees and five part-time and temporary employees). The Company’s employee base is concentrated in New York, Pennsylvania and New England where the Bank maintains its retail bank branch presence, with approximately 2,253 employees in New York, 293 in Pennsylvania, and 299 in Vermont and Massachusetts. Approximately 181 of the Company’s employee base is outside of its retail banking footprint.

The Company considers its relationship with its employees to be strong. The Company has not experienced any material employment-related issues or interruptions of services due to labor disagreements. None of the Company’s employees are represented by a labor union or are represented by a collective bargaining agreement.

Oversight

The Board of Directors (the “Board”) has ultimate responsibility for the strategy of the Company. The Board’s Compensation Committee is responsible for the oversight of executive compensation, company culture, diversity, and employee engagement. The Company proactively identifies potential human capital related risks, such as succession planning, labor market shortage, increased labor costs, and employee retention strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company's business strategy.

Compensation and Benefits

The success and growth of the Company’s business is largely dependent on its ability to attract, develop, and retain a population of talented and high-performing employees with a diversity of background and skill sets at all levels of our organization. Accordingly, the Company strives to offer competitive salaries and benefits that are consistent with employee positions, skill levels, experience, and geographic location. The Company is proud to offer an array of incentive compensation in which a majority of employees have an opportunity to earn various forms of supplemental pay as a reward for their overall contributions towards the Company’s strategic goals and financial objectives. Additionally, the Company offers a wellness program aimed at providing tools, resources, and encouragement to support its employees’ physical and mental well-being.

Growth and Development

The Company continues to broaden the scope of its talent development initiatives across its widening geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. In 2021, the Company implemented a new HR operating system which includes several features to support talent development, enhanced performance management tools and other features that provide a more streamlined employee experience for various interactions with the HR team. In 2022, the Company fully resumed in person leadership and management development training programs to further build the skills of our leaders and managers. In 2023, the Company will launch an enhanced performance management program with the intent of providing clear goals and expectations and thus driving improved individual performance.

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

Culture and Diversity and Attracting a Talented Workforce

The Company is committed to fostering a workforce in an inclusive environment that enhances the culture of shared identity, civility, dignity, and respect. The Company has a company-wide Culture and Diversity Council that supports this effort and provides strategic direction and advocacy for these initiatives. The Council’s members play a vital role in creating the Company’s culture and diversity initiatives and are comprised of employees from various areas of the Company’s businesses and geographic locations. The Council members, along with other employees who volunteer to act as “Council Ambassadors,” are responsible for advancing the Council’s message within their own network of employees. Their efforts demonstrate the Company’s commitment to creating a work environment where everyone feels welcomed, valued, and fully engaged to contribute their unique talents thereby weaving an enhanced appreciation of cultural differences into corporate culture. The Council has developed a set of initiatives to increase focus on diversity, equity, and inclusion across the key areas of talent acquisition and retention; employee community service spotlights; senior leadership composition; a collaborative learning and development campaign centered on greater awareness of unconscious bias; and vendor selection monitoring. In 2022, the Company appointed a Culture, Diversity & Inclusion Officer who leads its efforts by continuing to build upon the current efforts and bringing increased focus for the future, including working with the Company’s Culture and Diversity Council and its ambassadors to identify initiatives to promote an inclusive workplace. The Company continues to focus on educating our employees on the benefits of our diverse workforce and celebrating our differences. The Company is currently working to expand our existing partnerships with organizations that promote diversity and inclusion and expand our reach into diverse talent pools.

The goal of the Company’s recruitment efforts is to attract and hire talented individuals in all roles and at all career levels. The Company strives to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. The Company’s recruitment team also strives to create and maintain diverse representation at all levels and in all areas of the organization to promote a sense of belonging among employees and maintain a workforce that reflects the communities in which the Company serves.

Engagement

The Company is committed to creating a top tier workplace filled with highly satisfied and engaged employees. The Company believes that open and honest communication among employees, managers and executive leadership fosters a collaborative work environment where everyone can participate, develop and thrive. In 2021, the Company launched a Company-wide engagement process called “MyVoice” which was initiated with an engagement survey to gauge employee sentiment in areas like culture, career development, manager performance and inclusivity with 83% employee participation. The collective results from the survey highlighted that engagement, performance, and employee development are interlinked and interdependent. In 2022, the Company supported managers with tools and resources to build action plans for enhanced engagement within their teams. A check-in survey was launched in October of 2022 and results will help to measure the Company’s engagement year-over-year and will inform its next steps on the continued journey to enhance engagement and make the Company a great place to work.

Health and Safety

The health and safety of the Company’s employees is of utmost important to us. We offer a comprehensive benefits program to protect the health of our employees and their families. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system. Set forth below is a description of the material laws and regulations applicable to the Company and the Bank. This summary is not complete and the reader should refer to these laws and regulations for more detailed information. The Company’s and its subsidaries’ failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or its subsidiaries, including restrictions on merger and acquisition activity, the imposition of civil money penalties, formal agreements and cease and desist orders. Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

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

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies. Affiliated entities, including BPAS, BPA, NRS, GTC, HB&T, HSI, BPAS Trust Company of Puerto Rico, FBD, Nottingham, CISI, OneGroup, Carta Group, and Wealth Partners are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, the U.S. Department of Labor, and state securities and insurance regulators.

Federal Bank Holding Company Regulation

As the Company is classified as a financial holding company, the Company can affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature” or “incidental” or “complementary” to activities that are financial in nature, as long as it continues to meet the eligibility requirements for financial holding companies (including requirements that the financial holding company and its depository institution subsidiary maintain their status as “well capitalized” and “well managed”).

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

Federal Reserve System Regulation

Because the Company is a financial holding company, it is subject to regulatory capital requirements and required by the FRB to, among other things, maintain cash reserves against its deposits. Effective on March 26, 2020, the FRB reduced this cash reserve requirement to zero percent. The Bank is under similar capital requirements administered by the OCC as discussed below. FRB policy has historically required a financial holding company to act as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement. To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

The Office of the Comptroller of the Currency Regulation (“OCC”)

The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC affect the Company’s practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects the Bank’s business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices. The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC. The Bank is well capitalized under regulatory standards administered by the OCC. For additional information on our capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity and Regulatory Capital” and Note P to the Financial Statements.

Federal Home Loan Bank (“FHLB”)

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to certain rules and requirements as a member institution of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2022.

Deposit Insurance

Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The Bank’s deposit insurance assessment is based on a large institution classification. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC uses capital and supervisory ratings (“CAMELS”) and financial measures from two scorecards to calculate assessment rates. Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the assessment rate schedule effective during 2022, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points. The Bank’s FDIC insurance for 2022 was based on assessment rates ranging between three and four basis points. FDIC insurance expense in 2022 totaled $5.5 million, compared to $4.1 million in 2021 and $2.7 million in 2020. On October 18, 2022, the FDIC adopted a final rule to increase initial base assessment rate schedules uniformly by two basis points, effective January 1, 2023.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act was signed into law, which resulted in significant changes to the banking industry. As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to implementing final rules. While many of these final rules have taken effect, the finalization process is ongoing.

The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies and impacts how the Company and the Bank handle their operations. The Dodd-Frank Act requires various federal agencies, including those that regulate the Company and the Bank, to promulgate rules and regulations and to conduct various studies and reports for Congress. The federal agencies have either completed or are in the process of completing these rules and regulations and have been given significant discretion in drafting such rules and regulations. Several of the provisions of the Dodd-Frank Act have the consequence of increasing the Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage. The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates depends on the manner in which the relevant agencies continue to develop and implement the required rules and regulations and the reaction of market participants to these regulatory developments.

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

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Because the Bank’s total consolidated assets exceed $10 billion, the Bank is subject to the direct supervision of the CFPB. The CFPB has issued numerous regulations and amendments under which the Company and the Bank may continue to incur additional expense in connection with its ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

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

The CFPB has broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive acts or practices (“UDAAP”). The Dodd-Frank Act also weakens the federal preemption rules that are applicable to national banks and gives attorney generals for the states certain powers to enforce federal consumer protection laws. A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial, and reputational consequences.

The final rules issued by the FRB, SEC, OCC, FDIC, and Commodity Futures Trading Commission implementing Section 619 of the Dodd-Frank Act (commonly known as the Volcker Rule) prohibit insured depository institutions and companies affiliated with insured depository institutions from (1) engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account and (2) sponsoring certain covered funds, subject to certain limited exceptions. The final rules of the Volcker Rule are not material to the Company’s investing and trading activities.

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

Capital Requirements

The Company and the Bank are required to comply with applicable capital adequacy standards established by the federal banking agencies (the “Capital Rules”) which are based on the Basel Committee on Banking Supervision’s (the “Basel Committee”) 2010 final capital framework for strengthening international capital standards, referred to as “Basel III”.

The Capital Rules, among other things, impose a capital measure called “Common Equity Tier 1,” (“CET1”) to which most deductions/adjustments to regulatory capital measures are to be made. In addition, the Capital Rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

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

Consumer Protection Laws

In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect consumers and promote lending to various sectors of the economy. These laws include but are not limited to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), the Servicemembers Civil Relief Act (“SCRA”), the Military Lending Act (“MLA”), and various state law counterparts.

The GLB Act requires all financial institutions to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establishes procedures and practices to protect customer data from unauthorized access. In addition, the FCRA, as amended by the FACT Act, includes provisions affecting the Company, the Bank, and their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been created under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The SCRA protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the MLA extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The SCRA applies to all debts incurred prior to the commencement of active duty and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability. The MLA applies to certain consumer loans and extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The Company and the Bank are also subject to data security standards and data breach notice requirements issued by various states, the OCC and other regulatory agencies. The Bank has created policies and procedures to comply with these consumer protection requirements.

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

Anti-Money Laundering Act of 2020

The Anti-Money Laundering Act of 2020 (“AMLA”) amends the BSA and was enacted in January 2021. The AMLA was intended to reform and modernize U.S. bank secrecy and anti-money laundering laws. The Company has and will continue to review and monitor its anti-money laundering program to ensure it complies with the provisions of the AMLA.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established, among other things: (i) requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) an independent accounting oversight board for the accounting industry; (iv) standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

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

Information about Our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	62

Director, President and Chief Executive Officer. Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He was previously a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Joseph E. Sutaris	55

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

Dimitar A. Karaivanov	41

Executive Vice President and Chief Operating Officer. Mr. Karaivanov assumed his current position in October 2022. He served as Executive Vice President of Financial Services and Corporate Development from June 2021 to September 2022. Prior to joining the Company, he was the Managing Director of Lazard Middle Market’s Financial Institutions Group from June 2018 through June 2021. Prior to Lazard, he was the Managing Director of RBC Capital Markets’ Financial Institutions Group from April 2011 through June 2018.

Maureen Gillan-Myer	55

Executive Vice President and Chief Human Resources Officer. Ms. Gillan-Myer assumed her current position in October 2021. Prior to joining the Company, she served as the Chief Human Resources Officer of HSBC US from February 2016 through September 2021 and as its Senior Vice President- Talent Acquisition from May 2009 through February 2016.

Michael N. Abdo	45

Executive Vice President and General Counsel. Mr. Abdo assumed his current position in July 2022. He served as Associate General Counsel from 2013 to 2020 and as Senior Vice President & Senior Associate General Counsel from January 2020 to July 2022. Prior to joining the Company in 2013, he was an associate with Cadwalader Wickersham & Taft.

Jeffrey M. Levy	61

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

Item 1A. Risk Factors

There are risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Adverse experience with these could have a material impact on the Company’s financial condition and results of operations. The Risk Committee of the Board of Directors oversees the Company’s efforts to manage risks through actions such as reviewing the Bank’s credit risk, liquidity and interest rate risk, monitoring the quality and risk profile of the Bank’s loan portfolio and credit administration, evaluating the Company’s securities portfolio to ensure that the Company’s objectives related to diversification, asset quality, liquidity, profitability and pledging are met, overseeing the Company’s enterprise risk management functions and overseeing the Company’s information security and cybersecurity functions.

Risks Related to the Company’s Business

Interest Rate Risk

Changes in interest rates affect our profitability, assets and liabilities.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in interest rates, including those driven by changes in monetary policy, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) its ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of its financial assets and liabilities, and (3) the average duration of the Company’s various categories of earning assets. Earnings could be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, the Company’s net interest income could also be adversely affected, which in turn could negatively affect the Company’s earnings. Increases in interest rates would likely cause an increase in the unrealized loss position on certain investments, a decrease in tangible equity, and could negatively affect the Company’s earnings if the need to liquidate these investments arose. Although management believes it has implemented asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Reforms to and uncertainty regarding the London Interbank Offered Rate (“LIBOR”) may adversely affect LIBOR-based financial arrangements of the Company.

The Company has certain floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In November 2020, it was announced that the rate would continue to be published through June 2023. However, the FRB has urged banks to make the transition as soon as practicable and that no new contracts should include LIBOR after the original end date of December 31, 2021.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted. The LIBOR Act provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. Under the LIBOR Act, the FRB must adopt rules to identify the SOFR-based replacement rate and conforming changes for legacy LIBOR-linked contracts. The FRB issued proposed rules in July 2022, which have not yet been finalized. Despite the proximity of the June 2023 cessation date, there remain, however, a number of unknown factors regarding the transition from the LIBORs and/or interest rate benchmark reforms.

Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms to LIBOR, may adversely affect LIBOR rates and the value of LIBOR-based financial arrangements of the Company. While not expected to be material to the Company due to its insignificant exposure to LIBOR-based loans and financial instruments, the implementation of an alternative index or indices for the Company’s financial arrangements may result in less predictable outcomes, including reduced interest income if the alternative index or indices respond differently to market and other factors, the Company incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with customers over the appropriateness or comparability of the alternative index to LIBOR, which could have an adverse effect on the Company’s results of operations.

Liquidity Risk

The Company must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.

The Company’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility, a lack of market or customer confidence in financial markets in general, or deposit competition based on interest rates, which may result in a loss of customer deposits or outflows of cash or collateral and/or adversely affect the Company’s ability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect the Company’s liquidity and funding include a lack of market or customer confidence in, or negative news about, the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the Company’s ability to access the capital markets; the loss of customer deposits due to reductions in customer savings rates, increased spending due to inflation, or other factors including shifting to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing the Company’s funding transactions. The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system that disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Many of the foregoing conditions and factors may be caused by events over which the Company has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, the Company’s customers may be adversely impacted by such conditions, which could have a negative impact on the Company’s business, financial condition and results of operations.

As a member institution of the FHLB, the Bank is required to maintain a positive tangible equity balance to retain access to the borrowing facilities offered by the FHLB. Management has implemented certain asset and liability management strategies, assessed the Bank’s future earnings capacity and evaluated its capital resources, including its parent Company resources, and believes the likelihood the Bank will be unable to maintain a positive tangible equity balance is low. In the event it became unlikely that the Bank would be able to maintain a positive tangible equity balance, it would either seek an approval from its primary federal regulator to maintain access to its FHLB borrowing facilities or transfer its eligible collateral to the FRB to avoid disruption in its wholesale borrowing capacity.

The Company depends on dividends from BPAS and its banking subsidiary for cash revenues to support common dividend payments and other uses, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from BPAS and the subsidiary bank. However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.

Credit and Lending Risk

The allowance for credit losses may be insufficient.

The Company’s business depends on the creditworthiness of its customers. The Company reviews the allowance for credit losses quarterly for adequacy considering historical credit loss experience, current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, risk ratings as well as changes in macroeconomic conditions. If the Company’s assumptions prove to be incorrect, the Company’s allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease its net income. It is possible that over time the allowance for credit losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL. Under this standard, the Company’s required allowance for credit losses may fluctuate more significantly from period to period due to changes in economic conditions, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit factors, including the level of delinquent loans.

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

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of acquired companies). In addition, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry by, including but not limited to, bank regulatory agencies, the SEC, FINRA, the CFPB, the U.S. Department of Justice, the U.S. Department of Labor, state attorneys general, state insurance regulators and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal or regulatory proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s ultimate losses may be higher than the amounts accrued for legal loss contingencies, which could adversely affect the Company’s financial condition and results of operations.

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

In addition, under the current administration, regulatory agencies, including the CPFB, have introduced new regulatory initiatives and pursued more aggressive enforcement policies with respect to a range of regulatory compliance matters. New initiatives and proposed rulemaking by such regulatory agencies may significantly limit the types of products the Company may offer and the fees it may charge for its services which may have a material impact on the Company’s fee income. The Company may also be required to add additional compliance personnel or incur other significant compliance-related expenses. The Company’s business, results of operations or competitive position may be adversely affected as a result.

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

The FRB, the FDIC, and the OCC adopted final rules for the Basel III capital framework which address the regulatory risk-based capital rules applicable to the Company. The capital conservation buffer requirement is 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions and potentially limit the Company’s ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

Increased regulation and stakeholder expectations related to environmental, social, and governance factors could negatively affect our operating results.

There is increased public awareness and concern by investors, customers, and governmental and nongovernmental organizations on a variety of environmental, social, and sustainability matters. This increased awareness may include more restrictive or expansive environmental standards, more prescriptive reporting of environmental, social, and governance metrics, and other compliance requirements. In particular, the U.S. government is increasing its focus on climate change issues, including proposed disclosure requirements by the SEC that could result in additional compliance costs. The Company may face increased costs to address and report on these matters, which could have an adverse impact on the Company’s business and financial condition. If the Company is unable to adequately address environmental, social, and governance matters that are of importance to regulators, investors and customers, it could negatively impact the Company’s reputation and the Company’s business results.

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

The Company offers a wide variety of products and services many of which could be vulnerable to fraud. Although the Company has various processes and controls in place to mitigate fraud, the risk cannot be eliminated and certain exposures are outside the Company’s control. For example, when account credentials and other access tools are not adequately protected by its customers, risks and potential costs may increase. Fraud or fraudulent attempts may also increase as (a) sales of services and products expand, (b) those who are committing fraud adapt their methods to circumvent existing controls, become more sophisticated and more determined, and (c) services and product offerings expand. The foregoing and other factors may cause the Company’s operational losses to increase as a result.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Further, the significant value of money managed and administered may result in larger exposures. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external vendors, including those hosting “cloud” computing service, may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

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

The Company’s business requires the secure processing and storage of sensitive information relating to its customers, employees, business partners, and others. However, like any financial institution operating in today’s digital business environment, the Company is subject to threats to the security of its networks and data, as described above. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S. and internationally and as a result, the Company must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company’s business, including significantly expanded compliance burdens, costs and enforcement risks.

The Company relies on third party vendors, which could expose the Company to additional cybersecurity risks.

Third party vendors provide key components of the Company’s business infrastructure, including certain data processing, cloud computing, and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security which are verified through review of documentation collected as part of due diligence and ongoing monitoring of third party providers, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information or result in funds being transferred. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such vendors. In addition, a number of the Company’s vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

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

Revenue from insurance fees and commissions could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond the Company’s control. Other factors that affect insurance revenue are the profitability and growth of the Company’s clients, the renewal rate of the current insurance policies, continued development of new product and services as well as access to new markets. The Company’s insurance revenues and profitability may also be adversely affected by new laws and regulatory developments impacting the healthcare and insurance markets as well as the financial stability of insurance carriers.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services and could adversely affect the Company’s earnings.

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

General political, economic, and social conditions in the U.S. and in countries abroad affect markets in the U.S. and ultimately the Company’s business. In particular, U.S. markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, economic growth, historically high levels of inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage escalation or stagnation, changes in home prices, commercial property values, the growth of global trade and commerce, the availability and cost of capital and credit, and investor sentiment and confidence. Additionally, U.S. energy and commodity markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the war between Russia and Ukraine, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels. The economic developments in connection with the ongoing pandemic, including supply chain disruptions, increased inflation, changes to the Company’s customers’ industries, and the emergence of new COVID-19 variants in the U.S. and abroad have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions globally.

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

The Company’s consumer businesses are particularly affected by U.S. economic conditions, including changes in personal and household incomes, unemployment or underemployment, prolonged periods of exceptionally low interest rates, increased housing and automobile prices, the level of inflation and its effect on prices for goods and services, consumer and small business confidence levels, and changes in consumer spending or in the level of consumer debt. Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, unemployment or underemployment, sustained low economic growth, low or negative interest rates, inflationary pressures or recessionary conditions could reduce deposit balances and diminish customer demand for the products and services offered by the Company’s businesses.

In addition, governmental proposals to permit student loan obligations to be discharged in bankruptcy proceedings could, if enacted into law, encourage certain of the Company’s customers to declare personal bankruptcy and thereby trigger defaults and charge-offs of consumer loans extended to those customers.

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future outbreaks or reemergence of the COVID-19 pandemic could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any new pandemic or other public health crisis, or the reemergence of the COVID-19 pandemic, could have a material impact on our business, financial condition and results of operations going forward.

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

At December 31, 2022, 14% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 266 properties, of which 169 are owned and 97 are under lease arrangements. With respect to the Banking segment, the Company operates 203 full-service branches, 13 drive-thru only facilities and 16 facilities for back office banking operations. With respect to the Employee Benefit Services segment, the Company operates 14 customer service facilities and one facility for back office operations, all of which are leased. With respect to the All Other segment, the Company operates 19 customer service facilities, 18 of which are leased. Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2022 had a net book value of $110.1 million, of which $5.4 million was held for sale, and none of the properties were subject to any material encumbrances. For the year ended December 31, 2022, the Company paid $8.6 million of rental fees for facilities leased for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of December 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings and other matters is set forth in Note N to the consolidated financial statements included under Part II, Item 8. Although the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 53,773,556 shares of common stock outstanding on January 31, 2023, held by approximately 3,666 registered shareholders of record.

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.44 per share for the first quarter of 2023. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2017 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	171,275	$31.92	0
2014 Long-term Incentive Plan	1,479,266	49.96	0
2022 Long-term Incentive Plan	0	0	950,497
Equity compensation plans not approved by security holders	0	0	0
Total	1,650,541	$48.09	950,497

(1)	The number of securities includes 165,519 shares of unvested restricted stock.

Stock Repurchase Program

At its December 2022 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022.

The following table presents stock purchases made during the fourth quarter of 2022:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
	Shares	Price Paid	Publicly Announced	That May Yet be Purchased
Period	Purchased	Per Share	Plans or Programs	Under the Plans or Programs
October 1-31, 2022 (1)	960	$61.64	0	2,447,000
November 1-30, 2022	0	0.00	0	2,447,000
December 1-31, 2022	0	0.00	0	2,447,000
Total (1)	960	$61.64

(1)Included in the common shares repurchased were 960 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 71 through 131. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income, and net interest margin are presented on a fully tax-equivalent (“FTE”) basis, which is a non-GAAP measure. The term “this year” and equivalent terms refer to results in calendar year 2022, “last year” and equivalent terms refer to calendar year 2021, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are provided under the caption “Forward-Looking Statements” on page 64.

Critical Accounting Policies and Estimates

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, industry, geography, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, levels of delinquencies, current levels of net charge-offs, risk ratings as well as actual and forecasted macroeconomic trends. Macroeconomic data includes unemployment rates, changes in property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside. Further details regarding the methodologies applied to estimate the various components of the ACL are provided in Note A, “Summary of Significant Accounting Policies”, starting on page 76.

Pension, Post-Retirement and Other Employee Benefit Plans

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives and an unfunded stock balance plan for certain of its nonemployee directors. The benefit obligations for the pension and post-retirement benefits plans require significant management judgment. The assumptions used in calculating the benefit obligation include the discount rate, expected return on plan assets, rate of compensation increase and interest crediting rates. The discount rate is determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. Mortality tables are also utilized in calculating the benefit obligation, the selection of which is based on management judgment.

Income Taxes

The evaluation of the amount and timing of the recognition of current and deferred income taxes is subject to management judgment and estimates. The judgments and estimates required for the evaluation are updated based upon changes in the Company’s business and applicable federal, state and local tax laws. Changes in tax laws, regulations and tax planning strategies will impact management’s judgment on the evaluation of income taxes.

Investment Valuation

Certain assets and liabilities are measured at fair value on a recurring basis including available-for-sale investment securities and equity securities. The Company’s assets in these categories are measured at either Level 1 or Level 2 in the fair value hierarchy. Management judgment is involved in selecting the level in the fair value hierarchy to classify these assets. Level 1 requires the least amount of judgment as it utilizes quoted prices in active markets for identical assets or liabilities. The Company’s assets that are measured at Level 2 require more judgment, as these are quoted prices in markets that are not active or rely on inputs other than quoted prices that are observable. Securities classified as Level 1 in the fair value hierarchy include U.S. Treasury obligations and marketable equity securities that are actively traded. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which significant inputs include reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions. Management judgment is involved in applying those inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis and are included in Level 3 in the fair value hierarchy, which utilizes significant valuation assumptions that are not readily observable in the market. These include individually assessed loans, other real estate owned, mortgage servicing rights and contingent consideration. These assets and liabilities are valued based on inputs selected using management judgment, which includes fair value of underlying collateral (determined using third party appraisals or other indications of value), discount rates, prepayment speeds and estimates of future cash flows.

Goodwill and Other Intangible Assets

Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Management judgment and estimates are involved in determining the initial and ongoing carrying value of goodwill and other intangible assets. Initial value requires the assessment of fair value of the intangible asset based on discounted cash flow modeling techniques and inputs such as discount rates, required equity market premiums, peer volatility indicators and company-specific risk indicators. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to 20 years, based on management judgment.

The Company evaluates goodwill for impairment on an annual basis and performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. In accordance with FASB ASC 350, the Company first performs a qualitative assessment of goodwill to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment requires significant management judgment, and if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is not less than its carrying value, no quantitative analysis is necessary. The inputs for the qualitative analysis that require management judgment include macroeconomic conditions, industry and market conditions, financial performance of the reporting unit and other relevant events that affect the fair value of a reporting unit.

Acquired Loan Valuations

Acquired loans are recorded at their fair value as of the date of acquisition. The determination of the fair value of the acquired loan portfolio requires significant management judgments and estimates. The valuation of acquired loans utilizes discounted cash flow methodologies, and significant inputs include prepayment speeds, expected credit loss rates and discount rates, all of which are determined using a combination of historical results and observable market data, among other sources. Management judgment is also involved in determining the amount of acquired loans that have experienced a more-than-insignificant credit deterioration since origination, which would be classified as purchased credit deteriorated (“PCD”), as compared to non-PCD loans, for the appropriate accounting treatment.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on non-PCD purchased loans, acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, the unrealized gain (loss) on equity securities, litigation accrual expenses and gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition-related provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, unrealized gain (loss) on equity securities, litigation accrual expenses and gain on debt extinguishment from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the adoption of CECL and the economic uncertainty caused by the COVID-19 pandemic. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 17.

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

On November 1, 2022, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of JMD Associates, LLC (“JMD”), an insurance agency headquartered in Boca Raton, Florida. The Company paid $1.0 million in cash and recorded a $0.1 million intangible asset for a noncompete agreement, a $0.4 million customer list intangible and $0.5 million of goodwill in conjunction with the acquisition.

On May 13, 2022, the Company completed its merger with Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The merger enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the merger, the Company added eight full-service offices to its branch service network and acquired approximately $583.4 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.2 million was recognized as a result of the merger.

On January 1, 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area for $13.1 million, including $11.6 million in cash and contingent consideration valued at $1.5 million. As of December 31, 2022, the contingent consideration is valued at $1.7 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition.

On July 1, 2021, the Company, through its subsidiary Benefit Plans Administrative Services, LLC, completed its acquisition of Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. As of December 31, 2022, the contingent consideration is valued at $1.1 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

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

The Company reported net income of $188.1 million for the year ended December 31, 2022 that was $1.6 million, or 0.9%, below the prior year, while earnings per share of $3.46 for the year was $0.02, or 0.6%, below the prior year. The decreases in net income and earnings per share were mainly driven by an increase in noninterest expenses, due in part to the general post-pandemic increase in the level of business activities along with incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition and higher acquisition-related expenses during the period, and increases in the provision for credit losses and income taxes. The provision for credit losses during 2022 reflected historically high levels of loan growth, including $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition, and continued weakening of the economic forecast, while the provision for credit losses during 2021 was a net benefit reflecting steady improvements in the economic outlook and the loan portfolio’s asset quality profile. Partially offsetting these items were higher levels of net interest income, due primarily to a significant increase in average loan balances and an increase in the yield on average interest-earning assets, partially offset by higher funding costs, an increase in noninterest revenues, as both total banking and total financial services noninterest revenues grew, and lower weighted average diluted shares outstanding attributable to share repurchases during 2022. Net income adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Net Income”), a non-GAAP measure, increased $5.2 million, or 2.6%, compared to the prior year. Earnings per share adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Earnings Per Share”), a non-GAAP measure, of $3.74 increased $0.10, or 2.7%, compared to the prior year. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.

The Company experienced year-over-year growth in average interest-earning assets and average deposits, primarily reflective of organic loan growth and the acquisition of Elmira in the second quarter of 2022. Average external borrowings in 2022 increased from 2021 as the Company entered an overnight borrowing position during the year to support the funding of strong loan growth. Asset quality remained strong throughout 2022, with the upgrade of several large business loans from nonaccrual to accruing status contributing to the nonperforming and delinquency ratios improving from 2021 levels, while the full year net charge-off ratio remained consistent with the level one year earlier.

Net Income and Profitability

Net income for 2022 was $188.1 million, a decrease of $1.6 million, or 0.9%, from 2021’s net income. Earnings per share for 2022 was $3.46, down $0.02, or 0.6%, from 2021’s results. Net income and earnings per share for 2022 were impacted by $5.0 million of acquisition expenses and a $3.9 million acquisition-related provision for credit losses related to the Elmira acquisition and $0.3 million of acquisition-related contingent consideration adjustments related to the FBD and TGA acquisitions. This is compared to 2021 in which the Company incurred $0.7 million of acquisition expenses related to the Elmira acquisition and the three financial services acquisitions completed in 2021, $0.2 million of acquisition-related contingent consideration adjustment related to the FBD acquisition and a $0.1 million adjustment to litigation accrual expenses. Adjusted net income, a non-GAAP measure, increased $5.2 million, or 2.6%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, increased $26.6 million, or 11.4%, compared to 2021. Diluted adjusted net earnings per share, a non-GAAP measure, of $3.74 increased $0.10, or 2.7%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, of $4.78 increased $0.50, or 11.7%, compared to 2021. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2021 was $189.7 million, an increase of $25.0 million, or 15.2%, from 2020’s earnings. Earnings per share for 2021 was $3.48, up $0.40, or 13.0%, from 2020’s results. Net income and earnings per share for 2021 were impacted $0.7 million of acquisition expenses related to the Elmira acquisition and the three financial services acquisitions completed in 2021, $0.2 million of acquisition-related contingent consideration adjustment related to the FBD acquisition and a $0.1 million adjustment to litigation accrual expenses, while in 2020 the Company incurred $4.9 million of acquisition expenses primarily related to the Steuben acquisition, $3.1 million of acquisition-related provision for credit losses related to the Steuben acquisition and $3.0 million of litigation accrual expenses. 2021 adjusted net income, a non-GAAP measure, increased $18.1 million, or 10.0%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, increased $5.5 million, or 2.4%, compared to 2020. 2021 diluted adjusted net earnings per share, a non-GAAP measure, of $3.64 increased $0.27, or 8.0%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, of $4.28 increased $0.02, or 0.5%, compared to 2020. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2022	2021	2020
Net interest income	$420,630	$374,412	$368,403
Provision for credit losses	14,773	(8,839)	14,212
Unrealized (loss) gain on equity securities	(44)	17	(6)
Gain on debt extinguishment	0	0	421
Noninterest revenues	258,769	246,218	228,004
Acquisition expenses	5,021	701	4,933
Litigation accrual	0	(100)	2,950
Acquisition-related contingent consideration adjustment	(300)	200	0
Other noninterest expenses	419,547	387,337	368,651
Income before taxes	240,314	241,348	206,076
Income taxes	52,233	51,654	41,400
Net income	$188,081	$189,694	$164,676

Diluted weighted average common shares outstanding	54,361	54,527	53,487
Diluted earnings per share	$3.46	$3.48	$3.08

The Company operates three business segments: Banking, Employee Benefit Services and All Other. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: retirement plans, health & welfare plans, fund administration, institutional trust services, collective investment funds, VEBA/115 trusts, fiduciary services, actuarial & pension services, and healthcare consulting services. BPAS services more than 4,500 benefit plans with approximately 620,000 plan participants and holds more than $110 billion in employee benefit trust assets. In addition, BPAS employs 407 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 14 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas, Minnesota, South Dakota, Washington and Puerto Rico. The All Other segment is comprised of wealth management and insurance services. Wealth management activities include trust services provided by the personal trust unit of CBNA, investment products and services provided by Community Investment Services, Inc. (“CISI”), The Carta Group, Inc. (“Carta Group”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). The insurance services activities include the offerings of personal and commercial lines of insurance and other risk management products and services provided by OneGroup. The wealth management and insurance businesses include 288 employees and 19 customer service facilities in New York, Pennsylvania, Massachusetts, South Carolina and Florida. The wealth management business includes assets under management of $7.3 billion at the end of 2022. For additional financial information on the Company’s segments, refer to Note T – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2022 earnings performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING

●	Net interest income increased $46.2 million, or 12.3%. This was the result of a $1.16 billion increase in average interest-earning assets and a 16 basis point increase in the average yield on interest-earning assets, partially offset by a $781.2 million increase in average interest-bearing liabilities and nine basis point increase in the average rate on interest-bearing liabilities. Average loans grew $726.0 million driven by the Elmira acquisition and organic growth in all loan categories, while the yield on loans decreased 5 basis points from the prior year due in part to a $15.4 million decrease in PPP-related interest income. Also contributing to the growth in interest income was a $429.3 million increase in the average book value of investments, including cash equivalents. The increase in the average book balance of investments was the net result of investment purchases of $1.36 billion during the year, offset by $266.9 million in investment maturities, calls and principal payments. The average yield on investments, including cash equivalents, increased 38 basis points from the prior year. Average interest-bearing deposits increased $570.4 million due primarily to the Elmira acquisition, and the cost of funds increased three basis points to 0.16%. Borrowing interest expense increased year-over-year as a result of a blended rate that was 114 basis points higher than the prior year and an increase in average balances of $210.8 million.
●	The provision for credit losses of $14.8 million increased $23.6 million from the prior year’s $8.8 million net benefit, reflective of loan growth both organically and from the Elmira acquisition, and a weakening economic forecast throughout 2022. The provision for credit losses for 2022 included $3.9 million of provision related to loans acquired from Elmira. Net charge-offs of $3.3 million were $0.5 million higher than 2021, due to increases in charge-offs in the consumer installment portfolio (which includes consumer indirect and consumer direct loan segments), partially offset by decreases in charge-offs in the business lending, consumer mortgage and home equity portfolios. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.04%, which was consistent with the prior year. Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned decreased 24 and 25 basis points, respectively, as compared to December 31, 2021 levels. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 54 through 58.
●	Banking noninterest revenue, excluding unrealized gains and losses on equity securities, of $75.5 million for 2022 increased by $7.6 million from 2021’s level. The increase was primarily driven by an increase in deposit service and other banking fees that benefitted from the continued post-pandemic recovery of economic activity, as well as incremental revenues from the Elmira acquisition, offset, in part, by a decrease in mortgage banking revenues. The Company continues to currently hold the majority of its new consumer mortgage production in portfolio rather than selling into the secondary market.

●	Banking noninterest expenses, including acquisition and litigation accrual expenses, increased $22.8 million, or 8.4%, in 2022, reflective of an increase in merit-related employee wages, data processing and communications, professional fees, and marketing. Included in total noninterest expenses is $5.0 million of acquisition-related expenses from the Elmira acquisition completed in the second quarter of 2022. Excluding acquisition expenses, banking noninterest expenses increased $18.4 million, or 6.8%, reflective of the increase in general business activity, costs of operating an expanded business after the Elmira acquisition, and the other factors noted above.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services noninterest revenue for 2022 of $118.0 million increased $1.3 million, or 1.1%, from the prior year level, due to growth in the customer base and a full year of activity from the FBD acquisition that occurred in 2021, offset by market-related headwinds that limited growth in asset-based revenues on employee benefit trusts.
●	Employee benefit services noninterest expenses for 2022 totaled $77.6 million. This represented an increase from 2021 of $6.9 million, or 9.7%, and was primarily attributable to increases in employee wages and additional occupancy and data processing expenses. Excluding the acquisition-related contingent consideration adjustment, employee benefit services noninterest expenses increased $7.6 million, or 10.8% from 2021.

ALL OTHER (WEALTH MANAGEMENT AND INSURANCE SERVICES)

●	Wealth management and insurance services noninterest revenue for 2022 was $73.1 million, an increase of $4.3 million, or 6.2%, from the prior year level. The increase was due to organic growth in the insurance services business and incremental revenues from current year acquisitions, as well as a full year of revenue from acquisitions that occurred in 2021, offset by challenges posed by market valuations that decreased asset-based revenue for wealth management services.
●	Wealth management and insurance services noninterest expenses of $60.8 million increased $7.1 million, or 13.3%, from 2021 primarily due to acquisitions, including increased personnel costs, as well as the continued buildout of resources to support an expanding revenue base and the continued general increase in the level of business activities.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2022	2021	2020
Return on average assets	1.21%	1.28%	1.28%
Return on average equity	10.85%	9.19%	8.13%
Dividend payout ratio	49.9%	48.3%	53.7%
Average equity to average assets	11.14%	13.91%	15.71%

As displayed in Table 2, the 2022 return on average assets ratio decreased seven basis points, while the return on average equity ratio increased 166 basis points as compared to 2021. The decrease in the return on average assets was the result of an increase in average assets, primarily related to strong organic loan growth and the Elmira acquisition coupled with a slight decrease in net income that was impacted by a $23.6 million increase in provision for credit losses. The return on average equity ratio increased in 2022 as average equity decreased due primarily to a decline in the after-tax market value of the Company’s available-for-sale investments due to higher market interest rates, while net income, which was impacted by the aforementioned provision for credit losses, decreased slightly. The return on average assets ratio in 2021 was consistent with 2020, while the return on average equity ratio increased 106 basis points as compared to 2020. The stable return on average assets in 2021 was the result of an increase in net income that was impacted by a $23.1 million decrease in provision for credit losses, offset by an increase in average assets, primarily related to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending. The return on average equity ratio increased in 2021 as compared to 2020 as net income increased impacted by the aforementioned provision for credit losses, while average equity increased at a lesser rate, primarily related to earnings retention and the full year impact of shares issued in connection with the Steuben acquisition in 2020, partially offset by decreases in the market value of the Company’s available-for-sale investments due to higher market interest rates. The return on average assets adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, unrealized gain (loss) on equity securities, litigation accrual expenses, gain on debt extinguishment, amortization of intangibles and acquired non-PCD loan accretion (“adjusted return on average assets”), a non-GAAP measure, decreased three basis points to 1.31% in 2022, as compared to 1.34% in 2021. The return on average equity adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, unrealized gain (loss) on equity securities, litigation accrual expenses, gain on debt extinguishment, amortization of intangibles and acquired non-PCD loan accretion (“adjusted return on average equity”), a non-GAAP measure, increased 214 basis points to 11.74% in 2022, from 9.60% in 2021. See Table 17 beginning on page 65 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2022 of 49.9% increased from 48.3% in 2021 driven by a 2.5% increase in dividends declared and a 0.9% decrease in net income. The increase in dividends declared in 2022 was a result of a 2.4% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s employee stock plans. The dividend payout ratio for 2021 of 48.3% decreased from 53.7% in 2020 as a 15.2% increase in net income outpaced a 3.5% increase in dividends declared. The increase in dividends declared in 2021 was a result of a 2.4% increase in the dividends declared per share and the issuance of shares in conjunction with the 2020 Steuben merger, as well as the administration of the Company’s employee stock plans.

The average equity to average assets ratio decreased in 2022 due to a decrease in average equity driven by the aforementioned decline in the after-tax market value of the Company’s available-for-sale investments combined with growth in average assets. During 2022, average equity decreased 16.0% while average assets increased 4.9%, due to strong organic loan growth and the Elmira acquisition. In 2021, the average equity to average assets ratio decreased as average assets rose 15.0% due to stimulus-related deposit inflows and average equity grew a lesser 1.8% in comparison to 2020 largely due to a decline in the available-for-sale investment securities after-tax market value adjustment.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $424.7 million in 2022, an increase of $46.9 million, or 12.4%, from the prior year. The increase is a result of a $1.16 billion, or 8.6%, increase in average interest-earning assets and a 16 basis point increase in the yield on average interest-earning assets, partially offset by a nine basis point increase in the rate on average interest-bearing liabilities and a $781.2 million, or 8.8%, increase in average interest-bearing liabilities. As reflected in Table 4, the favorable impacts of the increase in average interest-earning assets ($34.8 million) and increase in the yield on average interest-earning assets ($22.2 million) were partially offset by the unfavorable impacts of the increase in the rate on average interest-bearing liabilities ($8.9 million) and the increase in average interest-bearing liabilities ($1.2 million).

The 2022 net interest margin increased 10 basis points to 2.92% from 2.82% reported in 2021. The increase was attributable to a 16 basis point increase in the interest-earning asset yield partially offset by a nine basis point increase in the cost of interest-bearing liabilities primarily due to the impact of higher market rates during 2022, including a 425 basis point increase in the Federal Funds rate during the year as a result of the Federal Reserve Bank’s efforts to lower elevated inflation. The 4.17% yield on loans in 2022 decreased five basis points as compared to 4.22% in 2021 due in part to lower PPP-related interest income, partially offset by the impact of higher market rates, including the prime rate, on new loans and variable and adjustable rate loans driven by the impact that the aforementioned Federal Funds rate hikes had on market interest rates during 2022. PPP-related interest income in 2022 decreased $15.4 million as compared to the prior year as the 2022 loan yield included the impact of $3.3 million in PPP-related interest income, including the recognition of $3.0 million of deferred loan fees, as compared to $18.7 million in PPP-related interest income, including the recognition of $15.8 million of deferred loan fees in 2021. The yield on investments, including cash equivalents, of 1.72% in 2022 was 37 basis points higher than 2021 due to a change in market rates and the proportion of investments and interest-earning cash equivalents. The cost of interest-bearing liabilities was 0.24% during 2022 as compared to 0.15% for 2021. The increased cost reflects the two basis point increase in the rate paid on average deposits and the 113 basis point higher average rate paid on borrowings in 2022.

The 2021 net interest margin decreased 46 basis points to 2.82% from 3.28% reported in 2020. The decrease was attributable to a 54 basis point decrease in the interest-earning asset yield partially offset by a 12 basis point decrease in the cost of interest-bearing liabilities primarily due to the impact of lower market rates during 2021 that were impacted by the economic impacts of the COVID-19 pandemic. The 4.22% yield on loans in 2021 decreased 12 basis points from 4.34% in 2020 primarily due to the impact of lower market rates during 2021 resulting from the aforementioned economic impacts of the COVID-19 pandemic and a $1.5 million decrease in acquired loan accretion. Included in the 2021 loan yield was the impact of $18.7 million in PPP-related interest income, including the recognition of $15.8 million of deferred loan fees as compared to $9.5 million in PPP-related interest income, including the recognition of $6.0 million of deferred loan fees in 2020. The yield on investments, including cash equivalents, of 1.35% in 2021 was 55 basis points lower than 2020. The cost of interest-bearing liabilities was 0.15% during 2021 as compared to 0.27% for 2020. The decreased cost reflects the seven basis point decrease in the average rate paid on deposits and the 79 basis point lower average rate paid on borrowings in 2021 as compared to 2020.

As shown in Table 3, total FTE-basis interest income increased by $57.0 million, or 14.6%, in 2022 in comparison to 2021. Table 4 indicates that a higher average interest-earning asset balance created $34.8 million of incremental interest income while the higher yield on earning assets had a favorable impact of $22.2 million on interest income. Average loans increased $726.0 million, or 9.9%, in 2022. This increase was driven by increases in the average balance of all portfolios including the consumer mortgage, consumer indirect, business lending, home equity and consumer direct portfolios due to both strong organic growth and the Elmira acquisition. FTE-basis loan interest income and fees increased $26.7 million, or 8.6%, in 2022 as compared to 2021, attributable to the aforementioned higher average loan balances and the impact of higher market rates, including the prime rate, on new loans and variable and adjustable rate loans driven by the aforementioned Federal Funds rate hikes during 2022. Partially offsetting the increase was a five basis point decrease in the loan yield primarily due to the impact of a $15.4 million decrease in PPP-related interest income. Investment and interest-earning cash interest income (FTE basis) in 2022 was $30.3 million, or 37.1%, higher than the prior year as a result of a 37 basis point increase in the average investment yield and a $1.98 billion increase in the average book basis balance of investments, partially offset by a $1.55 billion decrease in average cash equivalents. The higher average investment yield was reflective of the Company’s investment of over $1.3 billion of cash equivalents that were earning a low yield into higher yielding investment securities during the second half of 2021 and first half of 2022 and an increase in market rates between the periods.

Total FTE-basis interest income decreased by $2.4 million, or 0.6%, in 2021 in comparison to 2020. Table 4 indicates that a higher average interest-earning asset balance created $64.6 million of incremental interest income while the lower yield on earning assets had an unfavorable impact of $67.0 million on interest income. Average loans increased $51.2 million, or 0.7%, in 2021. This increase was driven by increases in the average balance of the consumer indirect, business lending and consumer mortgage portfolios, partially offset by decreases in the average balance of the consumer direct and home equity portfolios. FTE-basis loan interest income and fees decreased $6.6 million, or 2.1%, in 2021 as compared to 2020, attributable to a 12 basis point decrease in the loan yield primarily due to the impact of lower market rates during 2021, partially offset by the higher average loan balances and a $9.2 million increase in PPP-related interest income. Investment interest income (FTE basis) in 2021 was $4.2 million, or 5.4%, higher than 2020 as a result of a $1.98 billion increase in the average book basis balance of investments, including a $1.08 billion increase in average cash equivalents, partially offset by a 55 basis point decrease in average investment yield. The lower average investment yield in 2021 as compared to 2020 was reflective of funding inflows from deposit growth and cash flows from higher rate maturing instruments in the investment portfolio being reinvested at lower market interest rates or being held in low-rate interest-earning cash.

Total interest expense increased by $10.1 million, or 77.6%, to $23.1 million in 2022 from $13.0 million in 2021. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $8.9 million, while higher deposit and borrowing balances resulted in a $1.2 million increase in interest expense. Interest expense as a percentage of average earning assets for 2022 increased six basis points to 0.16% from 0.10% in the prior year. The rate on interest-bearing deposits of 0.16% was two basis points higher than 2021, primarily due to an increase in certain product rates in response to changes in market interest rates during the year. The rate on borrowings increased 113 basis points to 1.61% in 2022, primarily due to the increase in the proportion of variable rate overnight borrowings that carry a higher average rate than repurchase agreements and FHLB borrowings. Total average funding balances (deposits and borrowings) in 2022 increased $1.14 billion, or 9.0%. Average deposits increased $927.9 million, driven by a full-year impact of large net inflows of funds from government stimulus and PPP programs throughout 2021, as well as the addition of deposits in conjunction with the Elmira acquisition in the second quarter of 2022. Average non-time deposit balances increased $956.3 million and accounted for 93.0% of total average deposits compared to 92.2% in 2021, due largely to the aforementioned net inflows of funds from government stimulus programs in 2021 that were primarily being held in non-time accounts in the low interest rate environment in 2021 and early 2022, and the impact of the deposits assumed from the Elmira acquisition. Average time deposits decreased $28.4 million year-over-year and represented 7.0% of total average deposits for 2022 compared to 7.8% in 2021. Average external borrowings increased $210.8 million, or 73.1%, in 2022 as compared to 2021, due to increases in average overnight borrowings of $175.1 million, average customer repurchase agreements of $42.2 million and average FHLB borrowings of $9.0 million, partially offset by a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $15.5 million. The increase in average overnight borrowings was due to the Company entering an overnight borrowing position during the year to support the funding of strong loan growth, while the increase in average FHLB borrowings was driven by borrowings assumed from the Elmira acquisition. The decrease in average subordinated debt held by unconsolidated subsidiary trusts was due to the redemption of $77.3 million of trust preferred subordinated debt in the first quarter of 2021.

Total interest expense decreased by $7.9 million, or 37.7%, to $13.0 million in 2021 from $20.9 million in 2020. As shown in Table 4, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $10.8 million, while higher deposit balances resulted in a $2.9 million increase in interest expense. Interest expense as a percentage of average earning assets for 2021 decreased eight basis points to 0.10%. The rate on interest-bearing deposits of 0.14% was nine basis points lower than 2020, primarily due to a decrease in certain product rates in response to changes in market interest rates during the year. The rate on borrowings decreased 79 basis points to 0.48% in 2021, primarily due to the decrease in the proportion of subordinated debt held by unconsolidated subsidiary trusts resulting from the redemption of $77.3 million of trust preferred subordinated debt carrying a floating rate of 3-month LIBOR plus 1.65% in the first quarter of 2021. Total average funding balances (deposits and borrowings) in 2021 increased $1.93 billion, or 18.1%. Average deposits increased $1.97 billion, driven by large net inflows of funds from government stimulus and PPP programs. Average non-time deposit balances increased $1.95 billion and accounted for 92.2% of total average deposits compared to 90.9% in 2020, due largely to the aforementioned net inflows of funds from government stimulus programs primarily being held in non-time accounts in the low interest rate environment during 2021. Average time deposits increased $21.6 million year-over-year and represented 7.8% of total average deposits for 2021 compared to 9.1% in 2020. Average external borrowings decreased $35.8 million in 2021 as compared to 2020, due to decreases in average subordinated debt held by unconsolidated subsidiary trusts of $62.4 million, average subordinated notes payable of $9.2 million and average FHLB borrowings of $6.7 million, partially offset by an increase in average customer repurchase agreements of $42.5 million. The decrease in average subordinated debt held by unconsolidated subsidiary trusts was due to the redemption of $77.3 million of trust preferred subordinated debt as discussed previously and the decrease in average subordinated notes payable was due to the redemption of $10.4 million of subordinated notes payable assumed from the Kinderhook Bank Corp. (“Kinderhook”) acquisition in the fourth quarter of 2020.

The following table sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2022 and 2021. Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 24.3% in both 2022 and 2021. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$360,542	$1,495	0.41%	$1,909,212	$2,465	0.13%
Taxable investment securities (1)	5,639,310	93,876	1.66%	3,761,709	66,143	1.76%
Nontaxable investment securities (1)	506,503	16,787	3.31%	406,184	13,229	3.26%
Loans (net of unearned discount)(2)	8,042,310	335,645	4.17%	7,316,278	308,976	4.22%
Total interest-earning assets	14,548,665	447,803	3.08%	13,393,383	390,813	2.92%
Noninterest-earning assets	1,018,474			1,441,642
Total assets	$15,567,139			$14,835,025

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,194,558	8,030	0.10%	$7,595,682	3,133	0.04%
Time deposits	928,990	7,014	0.76%	957,429	8,498	0.89%
Customer repurchase agreements	307,528	998	0.32%	265,288	841	0.32%
Overnight borrowings	175,080	6,518	3.72%	0	0	0.00%
FHLB borrowings	13,051	386	2.96%	4,114	89	2.16%
Subordinated notes payable	3,264	153	4.67%	3,291	154	4.67%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	15,464	293	1.89%
Total interest-bearing liabilities	9,622,471	23,099	0.24%	8,841,268	13,008	0.15%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,106,029			3,748,577
Other liabilities	105,118			181,075
Shareholders' equity	1,733,521			2,064,105
Total liabilities and shareholders' equity	$15,567,139			$14,835,025

Net interest earnings		$424,704			$377,805

Net interest spread			2.84%			2.77%
Net interest margin on interest-earning assets			2.92%			2.82%

Fully tax-equivalent adjustment (3)		$4,074			$3,393

(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 4 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(3,186)	$2,216	$(970)	$1,392	$3	$1,395
Taxable investment securities	31,426	(3,693)	27,733	18,307	(13,632)	4,675
Nontaxable investment securities	3,321	237	3,558	(1,596)	(296)	(1,892)
Loans (net of unearned discount)	30,338	(3,669)	26,669	2,211	(8,793)	(6,582)
Total interest-earning assets (2)	34,840	22,150	56,990	64,561	(66,965)	(2,404)

Interest paid on:
Interest checking, savings and money market deposits	265	4,632	4,897	913	(3,312)	(2,399)
Time deposits	(246)	(1,238)	(1,484)	254	(2,985)	(2,731)
Customer repurchase agreements	137	20	157	224	(742)	(518)
Overnight borrowings	6,518	0	6,518	0	0	0
FHLB borrowings	255	42	297	(143)	22	(121)
Subordinated notes payable	(1)	0	(1)	(439)	(77)	(516)
Subordinated debt held by unconsolidated subsidiary trusts	(293)	0	(293)	(1,248)	(334)	(1,582)
Total interest-bearing liabilities (2)	1,189	8,902	10,091	2,932	(10,799)	(7,867)

Net interest earnings (2)	$33,396	$13,503	$46,899	$61,486	$(56,023)	$5,463

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by CISI, OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including unrealized gains or losses on equity securities and gains or losses on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000’s omitted except ratios)	2022	2021	2020
Employee benefit services	$115,408	$114,328	$101,329
Deposit service charges and fees	33,970	28,721	28,729
Debit interchange and ATM fees	26,578	25,657	23,409
Insurance services	39,810	33,992	32,372
Wealth management services	31,667	33,240	27,879
Mortgage banking	390	1,772	5,301
Other banking revenues	10,946	8,508	8,985
Subtotal	258,769	246,218	228,004
Unrealized (loss) gain on equity securities	(44)	17	(6)
Gain on debt extinguishment	0	0	421
Total noninterest revenues	$258,725	$246,235	$228,419
Noninterest revenues/total revenues	38.1%	39.7%	38.3%
Noninterest revenues/operating revenues (FTE basis) (1)	38.1%	39.7%	38.3%

(1)	For purposes of this ratio noninterest revenues excludes unrealized gain or loss on equity securities and gain on debt extinguishment. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis, plus noninterest revenues, excluding unrealized gain or loss on equity securities, gain on debt extinguishment and acquired non-PCD loan accretion. See Table 17 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues, excluding unrealized gains or losses on equity securities, increased $12.6 million, or 5.1%, to $258.8 million in 2022 as compared to 2021. The increase was comprised of increases in insurance services revenues, deposit service charges and fees, other banking revenues, employee benefit services revenues and debit interchange and ATM fees, partially offset by decreases in wealth management services revenues and mortgage banking revenues. Noninterest revenues, excluding unrealized gains or losses on equity securities and gain on debt extinguishment, increased by $18.2 million, or 8.0%, to $246.2 million in 2021 as compared to 2020. The increase was comprised of increases in employee benefit services revenues, wealth management services revenues and insurance services revenues, and debit interchange and ATM fees, partially offset by decreases in mortgage banking revenues, other banking revenues and deposit service charges and fees.

Noninterest revenues as a percent of total revenues (defined as net interest income plus noninterest revenues) was 38.1% in 2022, down from 39.7% in 2021. Noninterest revenues as a percent of operating revenues (FTE basis), a non-GAAP measure, were 38.1% in 2022, down from 39.7% in the prior year. The current year decrease was due to a 12.4% increase in adjusted net interest income (FTE basis) driven by significant interest-earning asset growth and a higher net interest margin, while noninterest revenues increased by the 5.1% mentioned above. The increase in this ratio from 38.3% in 2020 to 39.7% in 2021 was driven by the 8.0% increase in noninterest revenues mentioned above, while adjusted net interest income (FTE basis) increased 1.5%, driven by significant earnings asset growth that was mostly offset by a lower net interest margin.

A portion of the Company’s noninterest revenue is comprised of the wide variety of fees earned from general banking services provided through the branch network, digital banking channels, mortgage banking and other banking services, which totaled $71.9 million in 2022, an increase of $7.2 million, or 11.2%, from the prior year. The increase was driven by increases in deposit service charges and fees, other banking revenues and debit interchange and ATM fees, partially offset by a decrease in mortgage banking revenues. The aforementioned increases were reflective of higher levels of transaction activity driven by continued post-pandemic economic recovery along with incremental revenues resulting from the addition of new deposit relationships from the Elmira acquisition in 2022, while the decrease in mortgage banking revenues was primarily driven by a decline in the fair value of mortgage servicing rights. The Company modified certain deposit service charges and fees during the fourth quarter of 2022 in order to better align with industry trends and to ensure the Company continues to provide customers with affordable and competitive banking options. The Company expects to continue to evaluate its deposit service charges and fees for further modifications during 2023 in order to better serve the Company’s customers and help them more effectively manage their finances.

Fees from general banking services were $64.7 million in 2021, a decrease of $1.8 million, or 2.7%, from 2020. The decrease was primarily driven by a decrease in mortgage banking revenues as the Company was holding the majority of its new consumer mortgage production in portfolio during 2021 due to a change in its strategy, and declines in deposit service charges and fees and other banking revenues including a reduction in overdraft fees in part due to the higher average deposit balances resulting from government stimulus program inflows. This was partially offset by an increase in debit interchange and ATM fees, reflective of increased transaction activity, including the impact of a full year of activity resulting from the addition of new deposit relationships from the Steuben acquisition in 2020.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $5.3 million, or 2.9%, in 2022 to $186.9 million. In 2022, financial services revenues accounted for 72% of total noninterest revenues, as compared to 74% in 2021. Employee benefit services generated revenue of $115.4 million in 2022 that reflected growth of $1.1 million, or 0.9%, primarily related to a full year of incremental revenues from the third quarter of 2021 acquisition of FBD as well as increases in employee benefit trust and custodial fees despite the negative impact of market-related headwinds. Employee benefit services generated revenue of $114.3 million in 2021 that reflected growth of $13.0 million, or 12.8%, over 2020 revenues primarily due to increases in employee benefit trust and custodial fees, as well as incremental revenues from the aforementioned FBD acquisition.

Wealth management and insurance services revenues increased $4.3 million, or 6.3%, in 2022 due to a $5.8 million increase in insurance services revenues attributable to a full year of incremental revenues from the first quarter of 2022 acquisitions of three insurance agencies, the third quarter of 2021 acquisition of TGA and the second quarter 2021 acquisition of NuVantage, as well as organic expansion, partially offset by a $1.5 million decrease in wealth management services revenues primarily driven by more challenging investment market conditions during 2022. Wealth management and insurance services revenues increased $7.0 million, or 11.6%, in 2021 from the prior year due to a $5.4 million increase in wealth management services revenues primarily driven by increases in investment management and trust services revenues due to the addition of new relationships as well as higher equity market valuations and a $1.6 million increase in insurance services revenues attributable to incremental revenues from the aforementioned 2021 acquisitions of TGA and NuVantage as well as organic expansion.

Employee benefit trust assets decreased $12.8 billion to $107.5 billion for the employee benefit services segment in 2022 as compared to 2021 due primarily to the impact of lower financial market valuations at the end of 2022. Assets under management decreased $1.2 billion to $7.3 billion for the wealth management businesses at year end 2022 as compared to one year earlier due to the aforementioned lower financial market valuations. Employee benefit trust assets within the Company’s employee benefit services segment increased $13.4 billion to $120.3 billion at the end of 2021 as compared to 2020 due primarily to organic growth in the collective investment trust business and market appreciation. Assets under management within the Company’s wealth management services segment increased to $8.5 billion at the end of 2021, up $887.6 million from year-end 2020 due to organic growth and market appreciation.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $424.3 million in 2022 were $36.1 million, or 9.3%, higher than 2021, reflective of an increase in salaries and employee benefits driven by increases in merit-related employee compensation and staffing increases due to organic growth and recent acquisitions, as well as an increase in data processing and communications expenses associated with the continued investment in new customer interface and operational support technologies and acquisition expenses related to the integration of the Elmira acquisition. Other expenses also increased, driven primarily by additional travel, legal and professional fees and business development and marketing expenses.

Noninterest expenses in 2021 increased $11.6 million, or 3.1%, from 2020 to $388.1 million, primarily reflective of an increase in salaries and employee benefits driven by increases in merit and incentive-related employee compensation, higher payroll taxes, including increases in state-related unemployment taxes, higher employee benefit-related expenses, including significant increases in employee medical benefit costs, and staffing increases due to acquisitions. Other factors included an increase in data processing and communications expenses associated with the aforementioned investment in technology, and an increase in other expenses due to the general increase in the level of business activities, including increases in professional fees and travel-related expenses, partially offset by a decrease in acquisition-related expenses and a decrease in litigation accrual expenses.

Operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets) as a percent of average assets (a non-GAAP measure) for 2022 was 2.60%, an increase of eight basis points from 2.52% in 2021 and 15 basis points lower than 2.75% in 2020. The increase in this ratio for 2022 was due to an 8.3% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets), while average assets grew by 4.9%, primarily due to strong organic loan growth and the Elmira acquisition, which was muted by significant declines in the market value of available-for-sale investment securities due to a major upward movement in market interest rates. The decrease in this ratio for 2021 was due to a 5.3% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets), while average assets grew by 15.0%, primarily due to large net inflows of funds related to government stimulus programs and PPP loan originations.

The GAAP efficiency ratio expresses the level of noninterest expenses as a percentage of total revenue (net interest income plus total noninterest revenue). The Company also utilizes the non-GAAP efficiency ratio, which is a performance measurement tool widely used by banks, and is defined by the Company as operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets) divided by operating revenue (fully tax-equivalent net interest income plus noninterest revenue, excluding acquired non-PCD loan accretion, unrealized gain (loss) on equity securities and gain on debt extinguishment). Lower ratios correlate to better operating efficiency. The 2022 GAAP efficiency ratio of 62.5% was consistent with the GAAP efficiency ratio for 2021 as noninterest expenses increased in proportion to total revenues. The 2021 GAAP efficiency ratio of 62.5% decreased 0.6 percentage points from the 2020 GAAP efficiency ratio of 63.1%, as the 4.0% increase in total revenues, comprised of a 1.6% increase in net interest income and a 7.8% increase in noninterest revenues, grew at a slightly faster pace than the 3.1% increase in noninterest expenses. The 2022 non-GAAP efficiency ratio of 59.5% was 0.7 percentage points lower than the 2021 non-GAAP efficiency ratio of 60.2% as the 9.5% increase in operating revenues, comprised of a 12.4% increase in adjusted net interest income and a 5.1% increase in adjusted noninterest revenues, grew at a faster pace than the 8.3% increase in operating expenses, as defined above. The 2021 non-GAAP efficiency ratio of 60.2% was 0.6 percentage points higher than the 2020 non-GAAP efficiency ratio of 59.6% as the 5.3% increase in operating expenses, as defined above, grew at a slightly faster pace than the 4.2% increase in operating revenue, comprised of a 1.5% increase in adjusted net interest income and an 8.9% increase in adjusted noninterest revenues. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000’s omitted)	2022	2021	2020
Salaries and employee benefits	$257,339	$241,501	$228,384
Occupancy and equipment	42,413	41,240	40,732
Data processing and communications	54,099	51,003	45,755
Amortization of intangible assets	15,214	14,051	14,297
Legal and professional fees	14,018	11,723	11,605
Business development and marketing	13,095	9,319	9,463
Litigation accrual	0	(100)	2,950
Acquisition expenses	5,021	701	4,933
Acquisition-related contingent consideration adjustment	(300)	200	0
Other	23,369	18,500	18,415
Total noninterest expenses	$424,268	$388,138	$376,534
Noninterest expenses/average assets	2.73%	2.62%	2.92%
Operating expenses(1) /average assets	2.60%	2.52%	2.75%
Efficiency ratio (GAAP)	62.5%	62.5%	63.1%
Efficiency ratio (non-GAAP)(2)	59.5%	60.2%	59.6%

(1)	Operating expenses are total noninterest expenses excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding unrealized gain or loss on equity securities and gain on debt extinguishment. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures.

Salaries and employee benefits increased $15.8 million, or 6.6%, in 2022, driven by increases in merit-related employee compensation and a net increase in full-time equivalent employees between the periods, including the impact of staff that was added in conjunction with the Elmira acquisition. Salaries and employee benefits increased $13.1 million, or 5.7%, in 2021 from 2020, driven by increases in merit and incentive-related employee compensation, higher payroll taxes, including increases in state-related unemployment taxes and higher employee benefit-related expenses including significant increases in employee medical benefit costs. Total full-time equivalent staff at the end of 2022 was 2,803 compared to 2,743 at December 31, 2021 and 2,829 at the end of 2020.

Total non-personnel, noninterest expenses, excluding acquisition-related expenses, increased $16.4 million, or 11.2%, in 2022, reflective of increases across all categories of expenses. The increase in data processing and communications expenses was primarily due to the aforementioned investment in technology. Occupancy and equipment increased due to the Elmira acquisition and inflationary pressures, partially offset by the effects of branch consolidations undertaken in 2021 and 2022. Legal and professional fees, business development and marketing and other expenses, including travel and entertainment, were up during 2022 as compared to 2021 as the general level of business activities continued to increase following the lifting of pandemic-related restrictions.

Total non-personnel, noninterest expenses, excluding acquisition and litigation accrual expenses, increased $5.6 million, or 4.0%, in 2021 from 2020, reflective of the general increase in the level of business activities. Increases in data processing and communications, occupancy and equipment, legal and professional fees, and other expenses were partially offset by decreases in amortization of intangible assets and business development and marketing. The increase in data processing and communications expenses was primarily due to investment in a variety of new front-line and back office systems. Occupancy and equipment increased due to the Steuben acquisition and inflationary pressures, partially offset by the effects of branch consolidations undertaken in 2021. Legal and professional fees and other expenses, including travel and entertainment, were up during 2021 as compared to 2020 as the general amount of business activities increased to levels more consistent with pre-pandemic conditions.

Acquisition-related expenses for 2022 totaled $4.7 million, comprised of $5.0 million associated with the Elmira acquisition that was completed during the second quarter and a $0.3 million benefit from acquisition-related contingent consideration associated with the FBD and TGA acquisitions completed in 2021.

Acquisition-related expenses for 2021 totaled $0.9 million, including $0.6 million associated with the Elmira acquisition pending at the time, $0.1 million associated with the financial services acquisitions completed in 2021 and a $0.2 million acquisition-related contingent consideration adjustment associated with the FBD acquisition.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 106. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2022 was 21.7%, compared to 21.4% in 2021 and 20.1% in 2020. The increase in the effective rate for 2022, compared to the effective tax rate for 2021, is primarily attributable to lower levels of tax benefits related to stock-based compensation activity. The increase in the effective rate for 2021, compared to the effective tax rate for 2020, is primarily attributable to an increase in certain state income taxes that were enacted between the periods and a decrease in the proportion of tax-exempt revenues in relation to total revenues.

Shareholders’ Equity and Regulatory Capital

Shareholders’ equity ended 2022 at $1.55 billion, down $549.1 million, or 26.1%, from the end of 2021. This decrease reflects a $635.8 million decrease in accumulated other comprehensive income, common stock dividends declared of $93.9 million and common stock repurchased of $16.4 million. These decreases were partially offset by net income of $188.1 million, $7.7 million from stock-based compensation and $1.2 million from the issuance of shares through employee stock plans. The change in accumulated other comprehensive income was comprised of a $620.0 million increase in net unrealized losses in the Company’s available-for-sale investment portfolio (including unrealized losses prior to the transfer of a portion of securities from available-for-sale to held-to-maturity) and a negative $15.8 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2022 and 2021, shareholders’ equity increased by $86.7 million, or 4.0%. Shares outstanding decreased by 0.1 million during the year due to the repurchase of 0.3 million shares during 2022, partially offset by share issuances under employee stock plans and deferred compensation arrangements.

Shareholders’ equity ended 2021 at $2.10 billion, down $3.3 million, or 0.2%, from the end of 2020. This decrease reflects a $112.7 million decrease in accumulated other comprehensive income, common stock dividends declared of $91.6 million and common stock repurchased of $4.8 million. These decreases were partially offset by net income of $189.7 million, $9.8 million from the issuance of shares through employee stock plans and $6.3 million from stock-based compensation. The change in accumulated other comprehensive income was comprised of a $126.1 million increase in net unrealized losses in the Company’s available-for-sale investment portfolio, partially offset by a positive $13.4 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2021 and 2020, shareholders’ equity increased by $109.4 million, or 5.4%. Shares outstanding increased by 0.3 million during the year due to share issuances under employee stock plans and deferred compensation arrangements, partially offset by 0.1 million shares repurchased during 2021.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s dividend paying ability and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets and certain liabilities and off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of December 31, 2022 and December 31, 2021. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of December 31, 2022 and December 31, 2021, the Company and the Bank must maintain:

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

As of December 31, 2022 and December 31, 2021, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of December 31, 2022 and December 31, 2021, the regulatory capital ratios for the Company and Bank are presented below.

Table 7: Regulatory Ratios

	December 31, 2022		December 31, 2021
	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	8.79%	7.26%	9.09%	7.26%
Tier 1 risk-based capital ratio	15.71%	12.86%	18.60%	14.92%
Total risk-based capital ratio	16.40%	13.56%	19.28%	15.62%
Common equity Tier 1 capital ratio	15.71%	12.86%	18.60%	14.92%

The Company’s ratio of ending tier 1 capital to adjusted quarterly average assets (or Tier 1 leverage ratio), a primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 30 basis points from the prior year to end the year at 8.79%. This was the result of tier 1 capital increasing by 3.8% from the prior year, as the impact of net earnings retention outweighed the intangible assets added from the Elmira acquisition and share repurchases while there was an increase of 7.3% in average adjusted net assets (excludes investment market value adjustment and intangible assets net of related deferred tax liabilities), primarily due to strong organic loan growth and the Elmira acquisition. For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements. The net shareholders’ equity-to-assets ratio was 9.80% at the end of 2022 compared to 13.51% at the end of 2021. The tangible equity-to-tangible assets ratio, a non-GAAP and regulatory reporting measure, was 4.64% at the end of 2022 versus 8.69% one year earlier. See Table 17 for Reconciliation of GAAP to Non-GAAP Measures. The decrease was due to tangible common shareholders’ equity declining by 45.7% in 2022 primarily due to a $620.0 million decline in the after-tax market value adjustment on the Company’s available-for-sale investment securities portfolio due to higher market interest rates, while tangible assets increased 1.7% from the prior year. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base over time and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2022 of $93.9 million represented an increase of 2.5% over the prior year. This growth was a result of a $0.04 increase in dividends per share for the year, partially offset by a slight decrease in outstanding shares as noted above. Dividends per share for 2022 of $1.74 represents a 2.4% increase from $1.70 in 2021, a result of quarterly dividends per share increasing from $0.42 to $0.43, or 2.4%, in the third quarter of 2021 and from $0.43 to $0.44, or 2.3%, in the third quarter of 2022. The 2022 increase in quarterly dividends marked the 30th consecutive year of dividend increases for the Company. The dividend payout ratio for this year was 49.9% compared to 48.3% in 2021, and 53.7% in 2020. The dividend payout ratio increased during 2022 because dividends declared increased 2.5% while net income decreased 0.9% from 2021.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds are FHLB or Federal Reserve overnight advances, of which there were $768.4 million of outstanding borrowings at December 31, 2022.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At December 31, 2022, the Bank had $209.9 million of cash and cash equivalents of which $18.4 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $1.08 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and had $490.5 million of funding availability at the Federal Reserve’s discount window. Additionally, the Company has $2.90 billion of unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at quarter end.

On February 1, 2023, the Company announced the completion of the sale of $786.1 million of its lower-yielding available-for-sale debt securities for an estimated after-tax realized loss of approximately $39.6 million. Proceeds from the sale of $733.8 million were redeployed towards paying off existing wholesale borrowings with a spread differential of approximately 320 basis points higher than the securities that were sold. The Company estimates that the loss will be recouped within approximately 2 years, accelerating the previously discussed repositioning of the balance sheet of the Company into higher yielding assets. This transaction, along with the $600 million of investment portfolio cash flows expected to be collected in 2023, brings the total cash flow of investment securities to over $1.3 billion for full year 2023.

When factoring in these planned sales of treasury bonds, the Company’s unused borrowing capacity at the FHLB (based on all other 12/31/2022 data) would be approximately $1.81 billion. The adjusted unencumbered securities that could be pledged at the FHLB or Federal Reserve to obtain additional funding would be roughly $2.2 billion.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2022, this ratio was 17.0% for 30-days and 17.2% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of December 31, 2022, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2022 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Management believes that both potential circumstances have been fully addressed through the establishment of trigger points for monitoring such events and detailed action plans that would be initiated if those trigger points are reached.

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2022 are summarized as follows:

Table 8: Intangible Assets

	Balance at	Additions /			Balance at
(000’s omitted)	December 31, 2021	Adjustments	Amortization	Impairment	December 31, 2022
Banking Segment
Goodwill	$689,868	$42,220	$0	$0	$732,088
Core deposit intangibles	9,087	7,970	4,753	0	12,304
Total Banking Segment	698,955	50,190	4,753	0	744,392
Employee Benefit Services Segment
Goodwill	85,321	63	0	0	85,384
Other intangibles	40,018	0	6,608	0	33,410
Total Employee Benefit Services Segment	125,339	63	6,608	0	118,794
All Other Segment
Goodwill	23,920	449	0	0	24,369
Other intangibles	16,121	3,014	3,853	0	15,282
Total All Other Segment	40,041	3,463	3,853	0	39,651

Total	$864,335	$53,716	$15,214	$0	$902,837

Intangible assets at the end of 2022 totaled $902.8 million, an increase of $38.5 million from the prior year due to the addition of $42.7 million of goodwill and $11.0 million of other intangibles arising from acquisition activity, partially offset by $15.2 million of amortization during the year. The additional goodwill and other intangibles recorded in 2022 resulted from the OneGroup insurance agency acquisitions and the Elmira acquisition that were completed in 2022. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2022 totaled $841.8 million, comprised of $732.1 million related to banking acquisitions and $109.7 million arising from the acquisition of financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its goodwill impairment analyses as of December 31, 2022 and no adjustments were necessary for the banking or financial services businesses. The Company performed a qualitative assessment for evaluating impairment of goodwill and other intangibles for 2022, including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price. The Company also analyzed the previous quantitative goodwill impairment analyses performed as of December 31, 2021 as part of the 2022 qualitative analysis. The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators. The Company determined that the inputs, assumptions and conclusions reached remained appropriate for the purpose of the current year qualitative analysis, and as no impairment was noted during the qualitative analyses, a quantitative analysis for 2022 was not necessary. During 2022, the Company also performed a quarterly analysis to determine if triggering events occurred that would necessitate an interim qualitative assessment of goodwill or other intangible impairment. No triggering events or impairment was noted during these interim analyses. Management believes that there is a low probability of future impairment with regard to the goodwill associated with its whole-bank, branch and financial services business acquisitions.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets. Core deposit intangibles are amortized on an accelerated basis over periods ranging from seven to twenty years. The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base. These customer relationship intangibles are being amortized on an accelerated basis over periods ranging from eight to twelve years.

Loans

Gross loans outstanding of $8.81 billion as of December 31, 2022 increased $1.44 billion, or 19.5%, compared to December 31, 2021, driven by increases in all loan categories due to net organic growth and the Elmira acquisition, despite an $83.8 million decrease in PPP loans. Excluding loans acquired in connection with the Elmira acquisition and PPP loans, ending loans increased $1.08 billion, or 14.9%, year-over-year. The loan-to-deposit ratio was 67.7% as of December 31, 2022 compared to 57.1% at December 31, 2021. Gross loans outstanding of $7.37 billion as of December 31, 2021 decreased $42.3 million, or 0.6%, compared to December 31, 2020, reflecting decreases in business lending due primarily to forgiveness of PPP loans, and a decline in the home equity portfolio, partially offset by increases in the consumer indirect, consumer mortgage, and consumer direct portfolios. Excluding PPP loans, gross loans outstanding at the end of 2021 increased $334.5 million, or 4.8%, compared to December 31, 2020. The non-PPP loan growth in the loan portfolio during 2021 was primarily attributable to the organic origination of consumer mortgages and consumer indirect loans.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2017 and 2022 was 7.1%. The greatest overall expansion occurred in consumer indirect, which grew at an 8.8% CAGR driven primarily by organic growth in the five-year period. Business lending grew at an 8.5% CAGR, driven by both organic growth and acquisitions. The consumer mortgage portfolio grew at a compounded annual growth rate of 6.3% from 2017 to 2022. The home equity segment grew at a CAGR of 0.6% from 2017 to 2022 and the consumer direct segment declined at a CAGR of 0.3% from 2017 to 2022.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 59% of loans outstanding at the end of 2022 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis. The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2022: real estate developers (50%), restaurant & lodging (10%), general services (8%), retail trade (6%), healthcare (5%), manufacturing (5%), construction (3%), agriculture (3%) and motor vehicle and parts dealers (3%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 7%.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. Despite an $83.8 million decrease in PPP loans from forgiveness by the SBA, the business lending portfolio increased $569.8 million, or 18.5%, in 2022 due to net organic loan growth and the Elmira acquisition. The business lending portfolio decreased $364.2 million, or 10.6%, in 2021 primarily due to the forgiveness of PPP loans. Excluding PPP loans, the business lending portfolio increased $12.7 million, or 0.4%, between December 31, 2020 and December 31, 2021. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The consumer mortgage portfolio includes no exposure to high-risk mortgage products and is comprised of fixed (96%) and adjustable rate (4%) residential lending. Consumer mortgages increased $456.4 million, or 17.9%, between the end of 2021 and 2022, driven by organic growth and $271.4 million of loans acquired from Elmira, and includes the impact of selling $5.3 million of consumer mortgage production in the secondary market. In addition to the Elmira acquisition, the Company experienced net organic growth in the consumer mortgage segment due to refinancing activities in late 2021 and early 2022, combined with the Company’s competitive product offerings and business development efforts and comparatively stable housing market conditions in the Company’s primary markets.

Consumer mortgages increased $154.6 million, or 6.4%, between the end of 2020 and 2021, driven by low market rates and strong housing demand at the time, and includes the impact of selling $20.1 million of consumer mortgage production in the secondary market. Interest rate levels, secondary market premiums, expected duration and ALCO strategies continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new consumer mortgage production. The Company held almost all of its new consumer mortgage production in portfolio during 2021. Home equity loans increased $35.9 million, or 9.0%, during 2022, including $18.4 million of loans acquired from Elmira, while home equity loans decreased $1.8 million, or 0.4%, during 2021.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $373.7 million, or 27.8%, from one year ago, including a $349.9 million, or 29.4%, increase in consumer indirect loans and $23.8 million, or 15.5%, increase in consumer direct loans. The increase was due to the Company offering compelling pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the solid sales volumes that existed in its market area and dealer network, which, combined with higher vehicle sales prices, resulted in significant growth in the Company’s consumer indirect portfolio, despite a national vehicle shortage. During 2021, consumer installment loans increased $169.0 million, or 14.4%, due in large part to increased demand driven by low market rates at that time, competitive pricing offered by the Company and higher levels of consumer disposable income. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans provide attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

The following table shows the maturities and type of interest rates for loans as of December 31, 2022:

Table 9: Maturity Distribution of Loans (1)

	Maturing in	Maturing After	Maturing After
	One Year or	One but Within	Five but Within	Maturing After
(000’s omitted)	Less	Five Years	Fifteen Years	Fifteen Years	Total
Business lending
Fixed interest rates	$268,436	$631,006	$1,003,879	$4,927	$1,908,248
Floating or adjustable interest rates	448,810	649,539	578,803	60,265	1,737,417
Total	$717,246	$1,280,545	$1,582,682	$65,192	$3,645,665

Consumer mortgage
Fixed interest rates	$223,758	$788,303	$1,284,960	$607,644	$2,904,665
Floating or adjustable interest rates	8,835	36,123	54,540	8,312	107,810
Total	$232,593	$824,426	$1,339,500	$615,956	$3,012,475

Consumer indirect
Fixed interest rates	$343,654	$1,048,245	$147,690	$64	$1,539,653

Consumer direct
Fixed interest rates	$55,121	$110,142	$11,887	$34	$177,184
Floating or adjustable interest rates	61	19	341	0	421
Total	$55,182	$110,161	$12,228	$34	$177,605

Home equity
Fixed interest rates	$27,315	$100,718	$124,738	$17,206	$269,977
Floating or adjustable interest rates	1,765	4,267	25,856	132,131	164,019
Total	$29,080	$104,985	$150,594	$149,337	$433,996

(1)Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of principal and interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. Nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2022 at $33.4 million. This represents a decrease of $12.1 million from the $45.5 million in nonperforming loans at the end of 2021. The decrease in nonperforming loans was driven by the upgrade of several large business loans from nonaccrual status to accruing status during the first quarter of 2022 that had previously requested extended loan repayment forbearance due to pandemic-related hardship. The ratio of nonperforming loans to total loans at December 31, 2022 of 0.38% decreased 24 basis points from the prior year’s level. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.38% at year-end 2022, down 25 basis points from one year earlier. At December 31, 2022, OREO consisted of seven residential properties with a total value of $0.5 million. This compares to two residential properties with a total value of $0.1 million and one commercial real estate property with a total value of $0.6 million at December 31, 2021.

Approximately 78% of the nonperforming loans at December 31, 2022 are related to the consumer mortgage portfolio. Collateral values of residential properties within most of the Company’s market areas have generally increased steadily over the past several years. Approximately 14% of nonperforming loans at December 31, 2022 are related to the business lending portfolio, which is comprised of business loans broadly diversified by collateral and industry type. The level of nonperforming business loans decreased from the prior year due primarily to the upgrade of several large business loans from nonaccrual status to accruing status during the first quarter of 2022, as described previously. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically very low in comparison to the other portfolios because they are usually charged off before they reach non-performing status, and consequently the increase in the amount of non-performing consumer installment loans at the end of 2022 as compared to one year earlier was nominal. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 183% at the end of 2022 compared to 110% at year-end 2021 and 79% at December 31, 2020. The increase in this ratio from one year ago was primarily driven by the decrease in nonperforming business loans as mentioned previously.

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

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, ended 2022 at 0.89% of total loans outstanding, compared to 1.00% at the end of 2021. While there were increases in the delinquent loan levels for the consumer mortgage, consumer installment, and home equity portfolios as compared to one year ago, the overall decrease was driven by business lending and the aforementioned upgrade of several large business loans from nonaccrual status to accruing status during the first quarter of 2022 as well as an overall stable business environment in the Company’s market areas. As of year-end 2022, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.40%, 1.07%, 1.32%, and 1.35%, respectively. These ratios compare to the year-end 2021 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 0.97%, 0.78%, 1.12%, and 1.15%, respectively. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their seasonal characteristics and measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2022 was 0.80%, as compared to an average of 1.20% in 2021, and 1.03% in 2020, reflective of the upgrade of business loans and stable business environment previously discussed.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider. These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity. Historically, the Company has created very few TDRs. Regulatory guidance by the OCC requires certain loans that have been discharged in Chapter 7 bankruptcy to be reported as TDRs. In accordance with this guidance, loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified and the Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the assessed net realizable value of the collateral. As of December 31, 2022, the Company had 62 loans totaling $2.5 million considered to be nonaccruing TDRs and 132 loans totaling $3.2 million considered to be accruing TDRs. This compares to 81 loans totaling $3.9 million considered to be nonaccruing TDRs and 151 loans totaling $4.3 million considered to be accruing TDRs at December 31, 2021.

Allowance for credit losses and loan net charge-off ratios for the past two years are as follows:

Table 10: Loan Ratios

	Years Ended December 31,
	2022	2021
Allowance for credit losses/total loans	0.69%	0.68%
Allowance for credit losses/nonperforming loans	183%	110%
Nonaccrual loans/total loans	0.33%	0.57%
Allowance for credit losses/nonaccrual loans	209%	120%
Net charge-offs to average loans outstanding:
Business lending	(0.02)%	0.03%
Consumer mortgage	0.01%	0.01%
Consumer indirect	0.25%	0.07%
Consumer direct	0.26%	0.27%
Home equity	(0.02)%	0.03%
Total loans	0.04%	0.04%

Total net charge-offs in 2022 were $3.3 million, $0.5 million more than the prior year due to an increase in charge-offs in the consumer installment portfolio, partially offset by decreases in charge-offs in business lending, consumer mortgage, and home equity. Net charge-offs in 2021 of $2.8 million were $2.1 million less than 2020 due to a decrease in net charge-offs in all of the Company’s consumer portfolios, partially offset by an increase in net charge-offs in the business lending portfolio.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.04% for 2022 was consistent with the ratio from 2021 and three basis points lower than the ratio of 0.07% from 2020. Gross charge-offs as a percentage of average loans were 0.13% in 2022, as compared to 0.12% in 2021, and 0.15% in 2020, evidence of management’s continued focus on maintaining conservative underwriting standards. Recoveries were $7.1 million in 2022, representing 73% of average gross charge-offs for the latest two years, compared to 62% in 2021 and 47% in 2020, reflective of relatively strong price levels for real estate and automobiles in 2022 and the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs decreased in 2022, totaling $0.5 million of net recovery, for a net recovery ratio of 0.02% of average business loans outstanding, compared to net charge-offs of $1.1 million, or 0.03% of the average outstanding balance in 2021. Consumer installment loan net charge-offs increased to $3.7 million this year from $1.3 million in 2021, with a net charge-off ratio of 0.25% in 2022 and 0.10% in 2021. Consumer mortgage net charge-offs were consistent at $0.3 million in 2022 and 2021 with a net charge-off ratio of 0.01% in both years. Home equity had net recoveries of $0.1 million, or 0.02%, in 2022 compared to net charge-offs of $0.1 million, or 0.03%, in 2021.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for credit losses on a quarterly basis. The primary components of the review process that are used to determine proper allowance levels are collectively evaluated and individually assessed loan loss allocations. Measurement of individually assessed loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay. Business loans with outstanding balances that are greater than $0.5 million are individually assessed for specific loan loss allocations. Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be individually assessed when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

Management estimates the allowance for credit losses balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, industry, geography, origination vintage and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the previous recession, as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolios’ characteristics. The allowance for credit losses level computed from the collectively evaluated and individually assessed loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the consolidated statements of condition.

The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Audit Committee of the Board (“Audit Committee”) review the adequacy of the allowance for credit losses quarterly.

Acquired loans are reviewed at their acquisition date to determine whether they have experienced a more-than-insignificant credit deterioration since origination. Loans that meet that definition according to the Company’s policy are referred to as purchased credit deteriorated (“PCD”) loans. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for, or reversal of, credit losses. During 2022, the Company recorded $0.1 million of initial allowance for credit losses on PCD loans from the Elmira acquisition.

For acquired loans that are not deemed PCD at acquisition (“non-PCD”), a fair value adjustment is recorded that includes both credit and interest rate considerations. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for, or reversal of, credit losses. During 2022, the Company recorded $3.9 million of initial acquisition-related provision for credit losses related to loans from the Elmira acquisition.

As of December 31, 2022, the net purchase discount related to the $1.22 billion of remaining non-PCD acquired loan balances was approximately $24.5 million, or 2.00% of that portfolio.

The allowance for credit losses increased to $61.1 million at the end of 2022 from $49.9 million as of year-end 2021. During 2022, economic forecasts weakened as high inflation and interest rate increases dampened economic activity. While unemployment remains low, the market has experienced a decline in housing and automobile prices. Inflation has put pressure on wages and reduced disposable income for consumers nationally. The Company recorded a provision for credit losses of $14.8 million during 2022 with $3.9 million attributable to the Elmira acquisition. The increase was a result of organic loan growth and the Elmira acquisition, combined with the weaker economic forecast.

During the first three quarters of 2021, economic forecasts improved significantly due to the state of the post-vaccine economic recovery, which, in combination with elevated real estate and vehicle collateral values, significant declines in pandemic-related payment deferrals and improvements in the loan portfolio’s asset quality profile, drove the Company to reduce its allowance for credit losses, resulting in net benefits recorded in the provision for credit losses for that time period. Although economic forecasts remained generally stable during the fourth quarter of 2021, the Company’s allowance for credit losses increased $0.4 million, resulting in a $2.2 million provision for credit losses in the fourth quarter of 2021 based in part on a $165.3 million increase in non-PPP loans outstanding during that quarter. The full year 2021 provision for credit losses was a net benefit of $8.8 million.

The ratio of the allowance for credit losses to total loans of 0.69% for year-end 2022 increased one basis point from the 0.68% ratio for year-end 2021 due primarily to the strong loan growth in higher allowance ratio portfolios such as indirect lending, as well as the weakening of the economic forecast during 2022, and was down 13 basis points from the 0.82% ratio for year-end 2020, due to an overall improvement in the Company’s credit quality profile. Management believes the year-end 2022 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was 0.18% in 2022 as compared to (0.12%) in 2021 and 0.20% in 2020. The provision for credit losses was 443% of net charge-offs this year versus (310%) in 2021 and 286% in 2020. The ratios in 2021 were impacted by the $8.8 million net benefit recorded in the provision for credit losses during that year.

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the years indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amount of future net charge-offs that will be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 11: Allowance for Credit Losses by Loan Type

	2022		2021
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$23,297	41.4%	$22,995	41.7%
Consumer mortgage	14,343	34.2%	10,017	34.7%
Consumer indirect	17,852	17.5%	11,737	16.1%
Consumer direct	2,973	2.0%	2,306	2.1%
Home equity	1,594	4.9%	1,814	5.4%
Unallocated	1,000	0.0%	1,000	0.0%
Total	$61,059	100.0%	$49,869	100.0%

As demonstrated in Table 11 above and discussed previously, business lending and consumer installment carry higher credit risk than residential real estate, and as a result these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at year-end 2022 was consistent with December 31, 2021. The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance for credit losses is general in nature and is available to absorb losses from any loan category.

Funding Sources

The Company utilizes a variety of funding sources to support the interest-earning asset base as well as to achieve targeted growth objectives. Overall funding is comprised of three primary sources that possess a variety of maturity, stability and price characteristics; deposits of individuals, partnerships and corporations (nonpublic deposits), municipal deposits that are collateralized for amounts not covered by FDIC insurance (public funds), and external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 12: Average Deposits

	2022		2021
	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$4,106,029	0.00%	$3,748,577	0.00%
Interest checking deposits	3,326,723	0.10%	3,130,079	0.04%
Savings deposits	2,403,719	0.03%	2,152,191	0.03%
Money market deposits	2,464,116	0.16%	2,313,412	0.06%
Time deposits	928,990	0.76%	957,429	0.89%
Total deposits	$13,229,577	0.11%	$12,301,688	0.09%

As displayed in Table 12, average total deposits in 2022 increased $927.9 million, or 7.5%, from the prior year comprised of a $956.3 million, or 8.4%, increase in non-time deposits, partially offset by a $28.4 million, or 3.0%, decrease in time deposits. The increase in average deposits was primarily due to a full-year impact of large net inflows of funds from government stimulus and PPP programs in 2021 along with the addition of deposits from the Elmira acquisition during the second quarter of 2022. The Company acquired $522.3 million of deposits in the Elmira acquisition, including $356.5 million of non-time deposits and $165.8 million of time deposits. The cost of deposits, including non-interest checking deposit balances, increased two basis points from 0.09% in 2021 to 0.11% in 2022.

Total average deposits for 2021 increased $1.97 billion, or 19.1%, from 2020 comprised of a $1.95 billion, or 20.7%, increase in non-time deposits, and a $21.6 million, or 2.3%, increase in time deposits. The increase in average deposits was primarily due to continued net inflows of deposits, including those associated with additional stimulus payments and a second round of PPP lending, as well as the deposits added via the Steuben acquisition in 2020. The cost of deposits, including non-interest checking deposit balances, decreased seven basis points from 0.16% in 2020 to 0.09% in 2021.

Nonpublic, non-time deposits are frequently considered to be an attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of nonpublic deposits, which reached an all-time high in 2022 with an average balance of $11.72 billion, an increase of $944.7 million, or 8.8%, over the comparable 2021 period. The Company continues to focus on expanding its core deposit relationship base through its competitive product offerings and high quality customer service.

Full-year average public fund deposits decreased $16.8 million, or 1.1%, during 2022 to $1.51 billion. Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year. The Company is required to collateralize certain local municipal deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the same attributes as borrowings. However, the Company has many long-standing relationships with municipal entities throughout its markets and the deposits held by these customers have provided an attractive and relatively stable funding source over an extended period of time.

The mix of average deposits was largely consistent with the prior year. Non-time deposits (noninterest checking, interest checking, savings and money markets) represented approximately 93% of the Company’s average deposit funding base versus 92% last year, while time deposits represent approximately 7% of total average deposits compared to 8% in 2021. The cost of interest-bearing deposits of 0.16% in 2022 was two basis points higher than the 0.14% cost of interest-bearing deposits in 2021. The total cost of deposit funding, which includes noninterest-bearing deposits, was 0.11% in 2022, a two basis point increase from the prior year.

The remaining maturities of deposits in amounts of $250,000 or more (the FDIC insurance limit) outstanding as of December 31 are as follows:

Table 13: Maturity of Time Deposits $250,000 or More

(000’s omitted)	2022	2021
Less than three months	$19,786	$61,129
Three months to six months	16,294	40,934
Six months to one year	31,222	84,584
Over one year	61,779	50,113
Total	$129,081	$236,760

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $4.01 billion and $4.31 billion at December 31, 2022 and 2021, respectively. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC.

Borrowing sources for the Company include the FHLB, Federal Reserve, other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with business and municipal customers and primary market security dealers. The Company also had $3.2 million in fixed-rate subordinated notes acquired with the Kinderhook acquisition outstanding at the end of 2022.

As shown in Table 14, year-end 2022 borrowings totaled $1.14 billion, an increase of $807.9 million from the $329.9 million outstanding at the end of 2021 primarily due to an increase in overnight borrowings of $768.4 million used primarily to support the funding of strong loan growth, a $21.9 million increase in securities sold under an agreement to repurchase (“customer repurchase agreements”) and an increase in other FHLB borrowings of $17.6 million primarily related to the Elmira acquisition during the second quarter of 2022. Borrowings averaged $498.9 million, or 3.6% of total funding sources for 2022, as compared to $288.2 million, or 2.3% of total funding sources for 2021. At the end of 2022, the Company had $1.12 billion, or 98% of contractual obligations, that had remaining terms of one year or less which was consistent with the end of 2021.

As displayed in Table 3 on page 42, the percentage of funding from deposits in 2022 was slightly lower than the level in 2021 primarily due to the increase in average overnight borrowings in 2022 that were needed to support the funding of strong loan growth. The percentage of average funding derived from deposits was 96.4% in 2022 as compared to 97.7% in 2021 and 97.0% in 2020. During 2022, average deposits increased 7.5%, while average borrowings increased 73.1%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 14: Borrowings

(000’s omitted)	2022	2021
Overnight borrowings	$768,400	$0
Securities sold under agreement to repurchase, short term	346,652	324,720
Other Federal Home Loan Bank borrowings	19,474	1,888
Subordinated notes payable (1)	3,249	3,277
Balance at end of period	$1,137,775	$329,885

(1)	Subordinated notes payable for 2022 and 2021 include $3.0 million in principal with the remaining carrying value related to a purchase accounting fair value adjustment.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s standard credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is considered immaterial for disclosure purposes.

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

During the fourth quarter of 2022, the Company reclassified certain U.S. Treasury securities with a book value of $1.42 billion and market value of $1.08 billion from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. While the reclassification had no economic, earnings, or regulatory capital impact, it enables the Company to more effectively manage overall capital levels if interest rates rise above year-end levels in future periods. The Company evaluated the securities for credit loss and determined that no allowance for credit losses was necessary.

The carrying value of the Company’s investment portfolio ended 2022 at $5.31 billion, an increase of $335.8 million, or 6.7%, from the end of 2021. The book value (excluding unrealized gains and losses) of the portfolio increased $813.6 million, or 16.2%, from December 31, 2021. The net unrealized loss on the available-for-sale investment portfolio was $523.6 million as of December 31, 2022, an increase of $477.7 million from the $45.9 million unrealized loss at the end of 2021. During 2022, the Company purchased $1.14 billion of U.S. Treasury and agency securities with an average yield of 1.62%, $41.6 million of government agency mortgage-backed securities with an average yield of 3.22% and $182.0 million of obligations of state and political subdivisions with an average yield of 3.94%. Included in the purchases was $11.3 million of available-for-sale securities acquired as part of the Elmira transaction during 2022. These additions were offset by $266.9 million of investment maturities, calls and principal payments and net accretion on investment securities of $20.6 million in 2022. The effective duration of the securities portfolio was 6.3 years at the end of 2022, as compared to 7.5 years at year end 2021.

The carrying value of the Company’s investment portfolio increased $1.38 billion, or 38.5%, during 2021 to end the year at $4.98 billion. The book value of the portfolio increased $1.55 billion, or 44.6%, from December 31, 2020 to 2021. The net unrealized loss on the portfolio was $44.9 million as of December 31, 2021, $166.0 million higher than the $121.1 million unrealized gain at the end of 2020. During 2021, the Company purchased $1.81 billion of U.S. Treasury and agency securities with an average yield of 1.32%, $109.6 million of government agency mortgage-backed securities with an average yield of 1.78%, $42.3 million of obligations of state and political subdivisions with an average yield of 2.42% and $5.0 million of corporate debt securities with an average yield of 3.25%. These additions were offset by $426.7 million of investment maturities, calls, and principal payments and net accretion on investment securities of $12.2 million in 2021. The effective duration of the securities portfolio was 7.5 years at the end of 2021, as compared to 7.7 years at year end 2020.

The investment portfolio has limited credit risk due to the composition continuing to be heavily weighted towards U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs (MBS), U.S. Agency collateralized mortgage obligations (CMOs) and municipal bonds. The U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all rated AAA (highest possible rating) by Moody’s and AA+ by Standard and Poor’s. The majority of the municipal bonds are rated A or higher. The portfolio does not include any private label MBS or CMOs. The overall mix of securities within the portfolio over the last year has shifted more heavily weighted to U.S. Treasury securities due to additional purchases made in 2022.

The net unrealized market value loss on the available-for-sale investment portfolio as of December 31, 2022 was $523.6 million, as compared to a net unrealized loss of $45.9 million one year earlier. This increase is indicative of the rapid increases in market interest rates over the period.

The following table sets forth the carrying value for the Company's investment securities portfolio:

Table 15: Investment Securities

(000’s omitted)	2022	2021
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,243,537	$3,998,564
Obligations of state and political subdivisions	504,297	430,289
Government agency mortgage-backed securities	384,633	477,056
Corporate debt securities	7,114	7,962
Government agency collateralized mortgage obligations	12,270	20,339
Total available-for-sale portfolio	4,151,851	4,934,210
Held-To-Maturity Portfolio:
U.S. Treasury and agency securities	1,079,695	0
Total held-to-maturity portfolio	1,079,695	0
Equity and other Securities:
Equity securities, at fair value	419	463
Federal Home Loan Bank common stock	47,497	7,188
Federal Reserve Bank common stock	31,144	33,916
Other equity securities, at adjusted cost	4,282	3,312
Total equity and other securities	83,342	44,879

Total investments	$5,314,888	$4,979,089

The following table sets forth as of December 31, 2022 the weighted-average yield of investment debt securities by maturity date and investment type:

Table 16: Weighted-Average Yield of Investment Debt Securities (1)

		Maturing	Maturing After		Total
	Maturing	After One Year	Five Years But	Maturing	Amortized
	Within One	But Within	Within Ten	After	Cost/Book
	Year or Less	Five Years	Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	2.49%	1.31%	1.57%	1.89%	$3,660,546
Obligations of state and political subdivisions	2.41%	1.90%	2.70%	2.88%	549,118
Government agency mortgage-backed securities	1.62%	2.11%	2.07%	2.47%	444,689
Corporate debt securities	0.00%	0.00%	4.05%	0.00%	8,000
Government agency collateralized mortgage obligations	0.00%	2.01%	1.24%	2.44%	13,121
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	0.00%	0.00%	3.44%	3.80%	1,079,695

(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 87 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) the macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, variants of COVID-19, and related vaccine and booster rollouts, including the negative impacts and disruptions on public health, the Company’s corporate and consumer customers, the communities the Company serves, and the domestic and global economy, including various actions taken in response by governments, central banks and others, which may have an adverse effect on the Company’s business; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) other risk factors outlined in the Company’s filings with the SEC from time to time; and (23) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 17: GAAP to Non-GAAP Reconciliations

(000’s omitted)	2022	2021	2020
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$188,081	$189,694	$164,676
Income taxes	52,233	51,654	41,400
Income before income taxes	240,314	241,348	206,076
Provision for credit losses	14,773	(8,839)	14,212
Pre-tax, pre-provision net revenue (non-GAAP)	255,087	232,509	220,288
Acquisition expenses	5,021	701	4,933
Acquisition-related contingent consideration adjustment	(300)	200	0
Unrealized loss (gain) on equity securities	44	(17)	6
Litigation accrual	0	(100)	2,950
Gain on debt extinguishment	0	0	(421)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$259,852	$233,293	$227,756

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$3.46	$3.48	$3.08
Income taxes	0.96	0.95	0.77
Income before income taxes	4.42	4.43	3.85
Provision for credit losses	0.27	(0.16)	0.27
Pre-tax, pre-provision net revenue per share (non-GAAP)	4.69	4.27	4.12
Acquisition expenses	0.09	0.01	0.09
Acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Unrealized loss (gain) on equity securities	0.00	0.00	0.00
Litigation accrual	0.00	0.00	0.06
Gain on debt extinguishment	0.00	0.00	(0.01)
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$4.78	$4.28	$4.26

(000's omitted)	2022	2021	2020
Net income
Net income (GAAP)	$188,081	$189,694	$164,676
Acquisition expenses	5,021	701	4,933
Tax effect of acquisition expenses	(1,091)	(150)	(991)
Subtotal (non-GAAP)	192,011	190,245	168,618
Acquisition-related contingent consideration adjustment	(300)	200	0
Tax effect of acquisition-related contingent consideration adjustment	65	(43)	0
Subtotal (non-GAAP)	191,776	190,402	168,618
Acquisition-related provision for credit losses	3,927	0	3,061
Tax effect of acquisition-related provision for credit losses	(853)	0	(615)
Subtotal (non-GAAP)	194,850	190,402	171,064
Unrealized loss (gain) on equity securities	44	(17)	6
Tax effect of unrealized loss (gain) on equity securities	(10)	4	(1)
Subtotal (non-GAAP)	194,884	190,389	171,069
Litigation accrual	0	(100)	2,950
Tax effect of litigation accrual	0	21	(593)
Subtotal (non-GAAP)	194,884	190,310	173,426
Gain on debt extinguishment	0	0	(421)
Tax effect of gain on debt extinguishment	0	0	85
Operating net income (non-GAAP)	194,884	190,310	173,090
Amortization of intangibles	15,214	14,051	14,297
Tax effect of amortization of intangibles	(3,307)	(3,007)	(2,872)
Subtotal (non-GAAP)	206,791	201,354	184,515
Acquired non-PCD loan accretion	(4,292)	(3,989)	(5,491)
Tax effect of acquired non-PCD loan accretion	933	854	1,103
Adjusted net income (non-GAAP)	$203,432	$198,219	$180,127

Return on average assets
Adjusted net income (non-GAAP)	$203,432	$198,219	$180,127
Average total assets	15,567,139	14,835,025	12,896,499
Adjusted return on average assets (non-GAAP)	1.31%	1.34%	1.40%

Return on average equity
Adjusted net income (non-GAAP)	$203,432	$198,219	$180,127
Average total equity	1,733,521	2,064,105	2,026,669
Adjusted return on average equity (non-GAAP)	11.74%	9.60%	8.89%

(000's omitted)	2022	2021	2020
Income statement data (continued)
Earnings per common share
Diluted earnings per share (GAAP)	$3.46	$3.48	$3.08
Acquisition expenses	0.09	0.01	0.09
Tax effect of acquisition expenses	(0.02)	0.00	(0.02)
Subtotal (non-GAAP)	3.53	3.49	3.15
Acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00
Subtotal (non-GAAP)	3.53	3.49	3.15
Acquisition-related provision for credit losses	0.07	0.00	0.06
Tax effect of acquisition-related provision for credit losses	(0.02)	0.00	(0.01)
Subtotal (non-GAAP)	3.58	3.49	3.20
Unrealized loss (gain) on equity securities	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00
Subtotal (non-GAAP)	3.58	3.49	3.20
Litigation accrual	0.00	0.00	0.06
Tax effect of litigation accrual	0.00	0.00	(0.01)
Subtotal (non-GAAP)	3.58	3.49	3.25
Gain on debt extinguishment	0.00	0.00	(0.01)
Tax effect of gain on debt extinguishment	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	3.58	3.49	3.24
Amortization of intangibles	0.28	0.26	0.26
Tax effect of amortization of intangibles	(0.06)	(0.06)	(0.05)
Subtotal (non-GAAP)	3.80	3.69	3.45
Acquired non-PCD loan accretion	(0.08)	(0.07)	(0.10)
Tax effect of acquired non-PCD loan accretion	0.02	0.02	0.02
Diluted adjusted net earnings per share (non-GAAP)	$3.74	$3.64	$3.37

Noninterest operating expenses
Noninterest expenses (GAAP)	$424,268	$388,138	$376,534
Amortization of intangibles	(15,214)	(14,051)	(14,297)
Acquisition-related contingent consideration adjustment	300	(200)	0
Acquisition expenses	(5,021)	(701)	(4,933)
Litigation accrual	0	100	(2,950)
Total adjusted noninterest expenses (non-GAAP)	$404,333	$373,286	$354,354

Efficiency ratio
Noninterest expenses (GAAP) – numerator	$424,268	$388,138	$376,534
Net interest income (GAAP)	$420,630	$374,412	$368,403
Noninterest revenues (GAAP)	258,725	246,235	228,419
Total revenues (GAAP) – denominator	$679,355	$620,647	$596,822
Efficiency ratio (GAAP)	62.5%	62.5%	63.1%

Operating expenses (non-GAAP) - numerator	$404,333	$373,286	$354,354
Fully tax-equivalent net interest income	$424,704	$377,805	$372,342
Noninterest revenues	258,725	246,235	228,419
Acquired non-PCD loan accretion	(4,292)	(3,989)	(5,491)
Unrealized loss (gain) on equity securities	44	(17)	6
Gain on debt extinguishment	0	0	(421)
Operating revenues (non-GAAP) - denominator	$679,181	$620,034	$594,855
Efficiency ratio (non-GAAP)	59.5%	60.2%	59.6%

(000’s omitted)	2022	2021	2020
Balance sheet data
Total assets
Total assets (GAAP)	$15,835,651	$15,552,657	$13,931,094
Intangible assets	(902,837)	(864,335)	(846,648)
Deferred taxes on intangible assets	46,130	44,160	44,370
Total tangible assets (non-GAAP)	$14,978,944	$14,732,482	$13,128,816

Total common equity
Shareholders’ equity (GAAP)	$1,551,705	$2,100,807	$2,104,107
Intangible assets	(902,837)	(864,335)	(846,648)
Deferred taxes on intangible assets	46,130	44,160	44,370
Total tangible common equity (non-GAAP)	$694,998	$1,280,632	$1,301,829

Shareholders' equity-to-assets ratio
Total shareholders' equity (GAAP) - numerator	$1,551,705	$2,100,807	$2,104,107
Total assets (GAAP) - denominator	$15,835,651	$15,552,657	$13,931,094
Net shareholders' equity-to-assets ratio (GAAP)	9.80%	13.51%	15.10%

Net tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$694,998	$1,280,632	$1,301,829
Total tangible assets (non-GAAP) - denominator	$14,978,944	$14,732,482	$13,128,816
Net tangible equity-to-assets ratio (non-GAAP)	4.64%	8.69%	9.92%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.3% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.5% of the total portfolio, of which, 96.3% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) model projections, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. Due to the favorable impacts of increases in market interest rates on new loans and a significant increase in the Company’s loan balances during the fourth quarter of 2022, which were partially offset by the unfavorable impacts of higher costs on deposits and overnight borrowings, the base case NII projection increased between the third quarter income simulation and the fourth quarter income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using December 31, 2022 as a starting point.
●	The model assumes the Company’s average deposit balances will decrease approximately 4.6% over the next twelve months.
●	The model was adjusted for the sale of $733.8 million of available-for-sale U.S. Treasury securities in the first quarter of 2023, resulting in a decrease in average earning assets of approximately 8.1% as the proceeds from the sale were used to pay down overnight borrowings.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources. All loan balances are generally projected to increase modestly throughout the forecast period.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash flows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising rates scenarios, the prime rate and federal funds rates are assumed to move up by the amounts listed below over a 12-month period while moving the long end of the treasury curve to spreads over the three month treasury that are more consistent with historical norms, including a reversion to a positively-sloped yield curve (normalized yield curve) with an average spread of 95 basis points between the three month Treasury yield and the ten year Treasury yield. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate. In the -100 basis point model, the prime and federal funds rates are dropped one hundred basis points each, and the treasury curve assumes the same slope as the rising rate scenarios, with all points normalizing off of the three month treasury rate, which is lowered by one hundred basis points from the flat rate scenario. The same method is applied for the -200 basis point scenario, with the rate moves being down 200 basis points for prime, federal funds, and the three month treasury rate.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at December 31, 2022	income at December 31, 2022
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(1,910)	(0.4)%
+100 basis points	$1,093	0.2%
-100 basis points	$4,173	0.9%
-200 basis points	$391	0.1%

Projected NII over the 12-month forecast period decreases in the up 200 rate environment largely due to deposits and overnight borrowings repricing higher in year 1, which are mostly offset by loans repricing higher. Projected NII increases in the up 100 rate environment largely due to the impact of loans repricing higher outweighing the increases to deposit and overnight borrowing costs. Over the longer time period, the growth in NII begins to improve in all rising rate environments as the impact from lower yielding assets maturing and being replaced at higher rates is significantly more material than the increase in funding costs.

Projected NII increases in the down 100 and down 200 rate environments due to lower funding costs which are partially offset by lower income on loans.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 71 through 134 of this item.

•	Consolidated Statements of Condition,

December 31, 2022 and 2021

•	Consolidated Statements of Income,

Years ended December 31, 2022, 2021, and 2020

•	Consolidated Statements of Comprehensive Income,

Years ended December 31, 2022, 2021, and 2020

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2022, 2021, and 2020

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2022, 2021, and 2020

•	Notes to Consolidated Financial Statements,

December 31, 2022

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$209,896	$1,875,064
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $466,902 and $485,414, respectively (cost of $4,675,474 and $4,980,102, respectively)	4,151,851	4,934,210
Held-to-maturity securities (fair value of $1,034,795 and $0, respectively)	1,079,695	0
Equity and other securities (cost of $82,424 and $43,917, respectively)	83,342	44,879

Loans, net	8,809,394	7,373,639
Allowance for credit losses	(61,059)	(49,869)
Net loans	8,748,335	7,323,770

Goodwill	841,841	799,109
Core deposit intangibles, net	12,304	9,087
Other intangibles, net	48,692	56,139
Goodwill and intangible assets, net	902,837	864,335

Premises and equipment, net	160,778	160,651
Accrued interest and fees receivable	52,613	35,894
Other assets	446,304	313,854

Total assets	$15,835,651	$15,552,657

Liabilities:
Noninterest-bearing deposits	$4,140,617	$3,921,663
Interest-bearing deposits	8,871,691	8,989,505
Total deposits	13,012,308	12,911,168

Overnight borrowings	768,400	0
Securities sold under agreement to repurchase, short-term	346,652	324,720
Other Federal Home Loan Bank borrowings	19,474	1,888
Subordinated notes payable	3,249	3,277
Accrued interest and other liabilities	133,863	210,797
Total liabilities	14,283,946	13,451,850

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,190,201 and 54,092,421 shares issued, respectively	54,190	54,092
Additional paid-in capital	1,050,231	1,041,304
Retained earnings	1,152,452	1,058,286
Accumulated other comprehensive loss	(686,439)	(50,627)
Treasury stock, at cost (452,952 shares including 135,437 shares held by deferred compensation arrangements at December 31, 2022, and 214,374 shares including 146,860 shares held by deferred compensation arrangements at December 31, 2021)	(26,485)	(10,610)
Deferred compensation arrangements (135,437 shares at December 31, 2022 and 146,860 shares at December 31, 2021)	7,756	8,362
Total shareholders’ equity	1,551,705	2,100,807

Total liabilities and shareholders’ equity	$15,835,651	$15,552,657

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$335,075	$308,355	$314,779
Interest and dividends on taxable investments	95,371	68,607	62,538
Interest and dividends on nontaxable investments	13,283	10,458	11,961
Total interest income	443,729	387,420	389,278

Interest expense:
Interest on deposits	15,044	11,631	16,761
Interest on borrowings	7,902	930	1,569
Interest on subordinated notes payable	153	154	670
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	293	1,875
Total interest expense	23,099	13,008	20,875

Net interest income	420,630	374,412	368,403
Provision for credit losses	14,773	(8,839)	14,212
Net interest income after provision for credit losses	405,857	383,251	354,191

Noninterest revenues:
Deposit service fees	66,850	59,212	57,370
Mortgage banking	390	1,772	5,301
Other banking services	4,644	3,674	3,753
Employee benefit services	115,408	114,328	101,329
Insurance services	39,810	33,992	32,372
Wealth management services	31,667	33,240	27,879
Unrealized (loss) gain on equity securities	(44)	17	(6)
Gain on debt extinguishment	0	0	421
Total noninterest revenues	258,725	246,235	228,419

Noninterest expenses:
Salaries and employee benefits	257,339	241,501	228,384
Occupancy and equipment	42,413	41,240	40,732
Data processing and communications	54,099	51,003	45,755
Amortization of intangible assets	15,214	14,051	14,297
Legal and professional fees	14,018	11,723	11,605
Business development and marketing	13,095	9,319	9,463
Litigation accrual	0	(100)	2,950
Acquisition expenses	5,021	701	4,933
Acquisition-related contingent consideration adjustment	(300)	200	0
Other expenses	23,369	18,500	18,415
Total noninterest expenses	424,268	388,138	376,534

Income before income taxes	240,314	241,348	206,076
Income taxes	52,233	51,654	41,400
Net income	$188,081	$189,694	$164,676

Basic earnings per share	$3.48	$3.51	$3.10
Diluted earnings per share	$3.46	$3.48	$3.08

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2022	2021	2020

Pension and other post retirement obligations:
Amortization of actuarial (losses) gains included in net periodic pension cost, gross	$(21,587)	$17,443	$8,379
Tax effect	5,243	(4,192)	(2,012)
Amortization of actuarial (losses) gains included in net periodic pension cost, net	(16,344)	13,251	6,367
Amortization of prior service cost included in net periodic pension cost, gross	678	200	(471)
Tax effect	(165)	(48)	113
Amortization of prior service cost included in net periodic pension cost, net	513	152	(358)
Other comprehensive (loss) income related to pension and other post retirement obligations, net of taxes	(15,831)	13,403	6,009

Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(818,890)	(166,007)	87,237
Tax effect	198,909	39,900	(20,943)
Other comprehensive (loss) gain related to unrealized (losses) gains on investment securities, net of taxes	(619,981)	(126,107)	66,294
Other comprehensive (loss) income, net of tax	(635,812)	(112,704)	72,303
Net income	188,081	189,694	164,676
Comprehensive (loss) income	$(447,731)	$76,990	$236,979

	As of December 31,
	2022	2021	2020
Accumulated Other Comprehensive (Loss) Income By Component:
Unrealized (loss) for pension and other postretirement obligations	$(41,533)	$(20,624)	$(38,267)
Tax effect	10,232	5,154	9,394
Net unrealized (loss) for pension and other postretirement obligations	(31,301)	(15,470)	(28,873)
Unrealized (loss) gain on investment securities	(864,783)	(45,893)	120,114
Tax effect	209,645	10,736	(29,164)
Net unrealized (loss) gain on investment securities	(655,138)	(35,157)	90,950
Accumulated other comprehensive (loss) income	$(686,439)	$(50,627)	$62,077

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2020, 2021 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock				Other		Deferred
	Shares	Amount	Additional	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Paid-in Capital	Earnings	(Loss)/Income	Stock	Arrangements	Total
Balance at December 31, 2019	51,793,923	$51,975	$927,337	$882,851	$(10,226)	$(6,823)	$10,120	$1,855,234
Net income				164,676				164,676
Other comprehensive income, net of tax					72,303			72,303
Cumulative effect of change in accounting principle – ASC 326				1,140				1,140
Dividends declared:
Common, $1.66 per share				(88,484)				(88,484)
Common stock activity under employee stock plans	416,614	417	15,375					15,792
Stock-based compensation			6,419					6,419
Stock issued for acquisition	1,363,259	1,363	75,579					76,942
Distribution of stock under deferred compensation arrangements	22,497		415			849	(1,264)	0
Treasury stock purchased	(4,406)					(271)	271	0
Treasury stock issued to benefit plan	1,240		38			47		85
Balance at December 31, 2020	53,593,127	53,755	1,025,163	960,183	62,077	(6,198)	9,127	2,104,107
Net income				189,694				189,694
Other comprehensive loss, net of tax					(112,704)			(112,704)
Dividends declared:
Common, $1.70 per share				(91,591)				(91,591)
Common stock activity under employee stock plans	337,822	337	9,484					9,821
Stock-based compensation			6,334					6,334
Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0
Treasury stock purchased	(70,991)					(5,106)	252	(4,854)
Balance at December 31, 2021	53,878,047	54,092	1,041,304	1,058,286	(50,627)	(10,610)	8,362	2,100,807
Net income				188,081				188,081
Other comprehensive loss, net of tax					(635,812)			(635,812)
Dividends declared:
Common, $1.74 per share				(93,915)				(93,915)
Common stock activity under employee stock plans	97,779	98	1,086					1,184
Stock-based compensation			7,738					7,738
Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0
Treasury stock purchased	(253,511)					(16,614)	236	(16,378)
Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$188,081	$189,694	$164,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,411	15,592	15,963
Amortization of intangible assets	15,214	14,051	14,297
Net accretion on securities, loans and borrowings	(18,738)	(22,501)	(11,353)
Stock-based compensation	7,738	6,334	6,419
Provision for credit losses	14,773	(8,839)	14,212
Provision (benefit) for deferred income taxes	1,309	7,989	(2,336)
Amortization of mortgage servicing rights	801	519	379
Unrealized loss (gain) on equity securities	44	(17)	6
Gain on debt extinguishment	0	0	(421)
Income from bank-owned life insurance policies	(2,147)	(2,012)	(1,915)
Net gain on sale of assets	(655)	(328)	(3,505)
Change in other assets and liabilities	(6,231)	2,064	(16,939)
Net cash provided by operating activities	214,600	202,546	179,483
Investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	262,256	423,738	885,549
Proceeds from maturities and redemptions of equity and other securities	4,683	2,946	516
Purchases of available-for-sale investment securities	(1,355,475)	(1,963,884)	(1,114,914)
Purchases of equity and other securities	(35,303)	(353)	(3,234)
Net (increase) decrease in loans	(1,003,741)	49,929	(185,131)
Cash (paid) received for acquisition, net of cash acquired of $84,988, $541, and $55,973, respectively	(668)	(29,329)	34,360
Proceeds from sales of premises and equipment, net	2,432	201	389
Purchases of premises and equipment, net	(12,922)	(13,377)	(14,784)
Real estate limited partnership investments	(247)	(646)	(1,471)
Net cash used in investing activities	(2,138,985)	(1,530,775)	(398,720)
Financing activities:
Net (decrease) increase in deposits	(421,155)	1,686,194	1,713,733
Net increase (decrease) in overnight borrowings	768,400	0	(8,300)
Net increase in securities sold under agreement to repurchase, short-term	21,932	40,711	42,300
Payments on other Federal Home Loan Bank borrowings	(95)	(4,769)	(3,092)
Payments on subordinated debt held by unconsolidated subsidiary trusts	0	(77,320)	(2,062)
Payments on subordinated notes payable	0	0	(10,000)
Proceeds from the issuance of common stock	1,184	9,821	15,792
Purchases of treasury stock	(16,614)	(5,106)	(271)
Proceeds from the sale of treasury stock	0	0	85
Increase in deferred compensation agreements	236	252	271
Cash dividends paid	(93,387)	(91,051)	(87,131)
Withholding taxes paid on share-based compensation	(1,284)	(1,244)	(1,313)
Net cash provided by financing activities	259,217	1,557,488	1,660,012
Change in cash and cash equivalents	(1,665,168)	229,259	1,440,775
Cash and cash equivalents at beginning of year	1,875,064	1,645,805	205,030
Cash and cash equivalents at end of year	$209,896	$1,875,064	$1,645,805

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,402	$13,752	$21,169
Cash paid for income taxes	57,131	41,531	39,578
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,762	23,235	22,695
Transfers from loans to other real estate	543	520	1,291
Transfers from premises and equipment, net to other assets	5,795	0	0
Acquisitions:
Common stock issued	0	0	76,942
Fair value of assets acquired, excluding acquired cash and intangibles	490,467	1,339	547,654
Fair value of liabilities assumed	543,452	1,164	529,177

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2022, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2022, the Bank operated 203 full-service branches and 13 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”), Oneida Preferred Funding II LLC (“OPFC II”) and E.S.B. Realty Corp. (“ESB Realty”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC, ESB Realty and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE”) are legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entities to finance its activities without additional subordinated financial support. VIEs may be required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s VIEs are described in more detail in Note S to the consolidated financial statements.

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

The Company is subject to regulations of various governmental agencies. These regulations can change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required credit loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

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

Deposit Service Fees

Deposit service fees consist of account activity fees, monthly service fees, overdraft fees, check orders, debit and credit card income, ATM fees, merchant services income and other revenues from processing wire transfers, bill pay service, cashier’s checks and foreign exchange. Debit and credit card income is primarily comprised of interchange fees earned at the time the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for deposit service fees is generally satisfied, and the related revenue recognized, when the services are rendered or the transaction has been completed. Payment for deposit service fees is typically received at the time it is assessed through a direct charge to customers’ accounts or on a monthly basis. Deposit service fees revenue primarily relates to the Company’s Banking operating segment.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022, $33.3 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2021, $31.6 million of accounts receivable, including $9.1 million of unbilled fee revenue, and $2.2 million of unearned revenue was recorded in the consolidated statements of condition.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2022 and 2021, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $10.0 million and $11.0 million, respectively. Cash due from banks may at times exceed federally insured limits.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2022 or 2021.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about and expectations of future performance, and relevant independent industry research, analysis, and forecasts. This assessment involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses in the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $19.3 million and $15.8 million at December 31, 2022 and 2021, respectively. Accrued interest receivable on held-to-maturity securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $4.7 million at December 31, 2022. These amounts are excluded from the estimate of credit losses.

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

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation.

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property and Paycheck Protection Program (“PPP”) loans. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 to 30 years in contractual term, secured by first liens on real property. FICO credit scores are used to monitor higher risks related to this type of lending with the Company segmenting consumer mortgages into “FICO AB” and “FICO CDE”. FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

The vintage loss rate method calculates annual loss rates by origination year. The results of this model are then applied to current outstanding balances by vintage, which correspond to the origination period for each annual loss rate.

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

Premises and equipment designated as held for sale is included in other assets on the consolidated statements of condition and are carried at the lower of cost or fair value, less estimated costs to sell.

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

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2022 and 2021, other real estate totaled $0.5 million and $0.7 million, respectively, and is included in other assets in the Company’s consolidated statements of condition.

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

Investments in Real Estate Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2022. These investments are made directly in Low Income Housing Tax Credit (“LIHTC”) partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has no unfunded commitments at December 31, 2022 related to qualified affordable housing project investments. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Advertising

Advertising costs, which are nondirect response in nature and expensed as incurred, totaled approximately $8.2 million, $5.2 million and $6.1 million for the years ending December 31, 2022, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The updated guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The FASB issued ASU 2022-06 in December 2022, which deferred the expiration date of ASC 848 from December 31, 2022 to December 31, 2024, which allows more transition time after the intended cessation of LIBOR on June 30, 2023. Adoption is permitted in any interim periods for which financial statements have not been issued. The Company has established a working group that includes multiple functions to guide the transition from LIBOR to alternative reference rates. The Company has identified all known LIBOR exposures, created a plan to address the exposures, and new originations either do not utilize LIBOR or replacement rate language, provisions, and conventions have been specified. The Company continues to assess its exposure to LIBOR and communicate with all stakeholders in order to facilitate the transition. The Company adopted this guidance on January 1, 2022 and determined that this guidance does not have a material impact on the Company’s consolidated financial statements, as the Company’s exposure to LIBOR-based loans and financial instruments is insignificant.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments in this update were effective upon addition to the FASB Codification in 2022 and the Company determined that this guidance does not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. While the guidance will result in expanded disclosures, the Company does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements. The Company adopted the standard on January 1, 2023.

NOTE B:  ACQUISITIONS

On November 1, 2022, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of JMD Associates, LLC (“JMD”), an insurance agency headquartered in Boca Raton, Florida. The Company paid $1.0 million in cash and recorded a $0.1 million intangible asset for a noncompete agreement, a $0.4 million customer list intangible and $0.5 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.1 million and direct expenses of approximately $0.1 million were included in the consolidated statements of income for the year ended December 31, 2022.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhances the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $583.4 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.2 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. The Company also recognized a $3.9 million acquisition-related provision for credit losses for loans acquired in the transaction. Revenues of approximately $12.1 million and direct expenses of approximately $3.1 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statements of income for the year ended December 31, 2022. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

On January 1, 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.9 million and direct expenses of approximately $0.4 million were included in the consolidated statements of income for the year ended December 31, 2022.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $3.1 million and $0.6 million and direct expenses of approximately $1.8 million and $0.6 million from TGA were included in the consolidated income statements for the years ended December 31, 2022 and 2021, respectively.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second is three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 0.82% to 1.09% to present value the payments and (2) probability adjusted level of retained revenue between $2.3 million and $3.8 million.

The contingent consideration related to the TGA acquisition was revalued at December 31, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 5.87% to 6.21% applied to present value the payments and (2) probability adjusted level of retained revenue between $3.1 million and $3.2 million. A revaluation was previously performed at June 30, 2022, resulting in a $0.5 million adjustment to the fair value of the contingent consideration. Based on the results of the December revaluation, the Company recorded a reduction of $0.3 million acquisition-related contingent consideration adjustment as of December 31, 2022 in the consolidated statements of income related to the TGA acquisition. The total net adjustment for 2022 was $0.2 million, for an adjusted fair value of $1.7 million at December 31, 2022.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of FBD for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $3.5 million and $2.8 million and direct expenses of approximately $4.1 million and $2.5 million from FBD were included in the consolidated income statements for the years ended December 31, 2022 and 2021, respectively.

The acquisition of FBD includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of FBD over a two-year period. Amounts are payable three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.7 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate of 1.05% to present value the payment and (2) probability adjusted level of retained revenue between $5.6 million and $5.8 million.

The contingent consideration related to the FBD acquisition was revalued at December 31, 2022. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 6.09% applied to present value the payment, and (2) probability adjusted level of retained revenue between $4.9 million and $5.1 million. A revaluation was previously performed at June 30, 2022, resulting in a $0.1 million adjustment to the fair value of the contingent consideration. Based on the results of the December revaluation, the Company recorded an additional $0.4 million acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition. The total adjustment for 2022 was $0.5 million, for an adjusted fair value of $1.1 million at December 31, 2022.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $1.3 million and $0.7 million and direct expenses of approximately $1.3 million and $0.6 million from NuVantage were included in the consolidated income statements for the years ended December 31, 2022 and 2021, respectively.

On June 12, 2020, the Company completed its merger with Steuben Trust Corporation (“Steuben”), parent company of Steuben Trust Company, a New York State chartered bank headquartered in Hornell, New York, for $98.6 million in Company stock and cash, comprised of $21.6 million in cash and the issuance of 1.36 million shares of common stock. The merger extended the Company’s footprint into two new counties in Western New York State, and enhanced the Company’s presence in four Western New York State counties in which it currently operates. In connection with the merger, the Company added 11 full-service offices to its branch service network and acquired $607.8 million of assets, including $339.7 million of loans and $180.5 million of investment securities, as well as $516.3 million of deposits. Goodwill of $20.0 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues, excluding interest income on acquired investments, interest income on acquired consumer indirect loans, and revenues associated with acquired loans and deposits consolidated into the legacy branch network, of approximately $11.4 million, $13.1 million and $7.7 million and direct expenses, which may not include certain shared expenses, of approximately $4.8 million, $5.1 million and $2.6 million from Steuben were included in the consolidated income statements for the years ended December 31, 2022, 2021 and 2020, respectively. The Company incurred certain transaction-related costs in connection with the Steuben acquisition.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions. During 2022, the carrying amount of other liabilities associated with the FBD acquisition was adjusted as a result of an adjustment to working capital based on the purchase agreement, for a total net increase to goodwill of $0.1 million. During the third quarter of 2022, the carrying amount of premises and equipment, other assets, and other liabilities related to the Elmira acquisition were adjusted upon receipt of new information as a result of adjustments to fair value and deferred income taxes. The adjustments resulted in a net decrease of $4.9 million to goodwill recognized from the Elmira acquisition at September 30, 2022. During the fourth quarter of 2022, the carrying amount of loans, other assets and other liabilities related to the Elmira acquisition were adjusted upon receipt of new information as a result of adjustments to loan escrow balances, deferred income taxes and benefits accruals. The adjustments resulted in a net decrease to goodwill of $3.6 million.

The above referenced acquisitions generally expanded the Company’s geographical presence in New York, Florida, Massachusetts and Minnesota, and management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2022			2021	2020
(000s omitted)	Elmira	Other (1)	Total	Total (2)	Steuben
Consideration:
Cash	$82,179	$3,477	$85,656	$29,870	$21,613
Community Bank System, Inc. common stock	0	0	0	0	76,942
Contingent consideration	0	0	0	2,900	0
Total net consideration	82,179	3,477	85,656	32,770	98,555
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	84,988	0	84,988	541	55,973
Investment securities	11,305	0	11,305	0	180,497
Loans, net of allowance for credit losses on PCD loans	436,954	0	436,954	0	339,017
Premises and equipment, net	11,303	14	11,317	760	7,764
Accrued interest and fees receivable	884	0	884	0	2,701
Other assets	30,007	0	30,007	579	17,675
Core deposit intangibles	7,970	0	7,970	0	2,928
Other intangibles	0	3,014	3,014	26,337	1,196
Deposits	(522,295)	0	(522,295)	0	(516,274)
Other liabilities	(3,541)	0	(3,541)	(1,164)	(4,841)
Other Federal Home Loan Bank borrowings	(17,616)	0	(17,616)	0	(6,000)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	0	(2,062)
Total identifiable assets, net	39,959	3,028	42,987	27,053	78,574
Goodwill	$42,220	$449	$42,669	$5,717	$19,981

(1)	Includes amounts for all OneGroup acquisitions completed in 2022.
(2)	Includes amounts for TGA, FBD, and NuVantage acquisitions completed in 2021.

The Company acquired loans from Elmira for which there was not evidence of a more-than-insignificant deterioration in credit quality since origination (non-PCD loans) with an unpaid principal balance of $455.7 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net discount of $20.8 million.

The Company acquired loans from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (PCD loans as described in Note A: Summary of Significant Accounting Policies). There were no investment securities acquired from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

(000s omitted)	PCD Loans
Par value of PCD loans at acquisition	$2,184
Allowance for credit losses at acquisition	(71)
Non-credit discount at acquisition	(81)
Fair value of PCD loans at acquisition	$2,032

The Company acquired non-PCD loans from Steuben with an unpaid principal balance of $313.0 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net premium of $2.5 million.

The Company has acquired loans from Steuben classified as PCD loans. There were no investment securities acquired from Steuben for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

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

The core deposit intangibles related to the Elmira and Steuben acquisitions and other intangibles related to the NuVantage acquisition and three of the OneGroup acquisitions completed in 2022 are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira and Steuben acquisitions, the All Other segment for the NuVantage, TGA and JMD acquisitions, and the Employee Benefit Services segment for the FBD acquisition. Goodwill arising from the Elmira, FBD and Steuben acquisitions is not deductible for tax purposes. Goodwill arising from the JMD, NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $5.0 million, $0.7 million and $4.9 million during 2022, 2021 and 2020, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the years ended December 31, 2022 and 2021, and the Steuben acquisition had been completed as of January 1, 2019 for the year ended December 31, 2020. The pro forma information does not include amounts related to the OneGroup acquisitions completed in 2022 or the NuVantage, FBD, and TGA acquisitions completed in 2021 as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects the historical results of Elmira and Steuben combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of customer lists and core deposit intangibles. Acquisition expenses related to the Elmira transaction totaling $5.0 million for the year ended December 31, 2022 were included in the pro forma information as if they were incurred in 2021. Acquisition expenses related to the Steuben transaction totaling $4.8 million for the year ended December 31, 2020 were adjusted in the pro forma information as if they were incurred in 2019.

	Pro Forma (Unaudited)
	Year Ended December 31,
(000s omitted)	2022	2021	2020
Total revenue, net of interest expense	$687,976	$646,375	$607,382
Net income	193,417	191,450	171,147

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2022				2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(000’s omitted)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$3,660,546	$0	$417,009	$3,243,537	$4,064,624	$39,997	$106,057	$3,998,564
Obligations of state and political subdivisions	549,118	506	45,327	504,297	413,019	17,326	56	430,289
Government agency mortgage-backed securities	444,689	58	60,114	384,633	474,506	7,615	5,065	477,056
Corporate debt securities	8,000	0	886	7,114	8,000	39	77	7,962
Government agency collateralized mortgage obligations	13,121	1	852	12,270	19,953	410	24	20,339
Total available-for-sale portfolio	$4,675,474	$565	$524,188	$4,151,851	$4,980,102	$65,387	$111,279	$4,934,210

Equity and other Securities:
Equity securities, at fair value	$251	$168	$0	$419	$251	$212	$0	$463
Federal Home Loan Bank common stock	47,497	0	0	47,497	7,188	0	0	7,188
Federal Reserve Bank common stock	31,144	0	0	31,144	33,916	0	0	33,916
Other equity securities, at adjusted cost	3,532	750	0	4,282	2,562	750	0	3,312
Total equity and other securities	$82,424	$918	$0	$83,342	$43,917	$962	$0	$44,879

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,079,695	$0	$44,900	$1,034,795	$0	$0	$0	$0
Total held-to-maturity portfolio	$1,079,695	$0	$44,900	$1,034,795	$0	$0	$0	$0

In the fourth quarter of 2022, the Company transferred $1.08 billion of U.S. Treasury securities, at fair value, from available-for-sale to held-to-maturity. The securities were reclassified at fair value at the time of the transfer and the transfer represented a non-cash transaction. Accumulated other comprehensive loss at December 31, 2022 included pretax unrealized losses of $341.2 million related to the transfer. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	41	$1,384,075	$132,511	61	$1,859,462	$284,498	102	$3,243,537	$417,009
Obligations of state and political subdivisions	582	370,524	35,488	76	47,923	9,839	658	418,447	45,327
Government agency mortgage-backed securities	497	190,727	19,508	274	189,919	40,606	771	380,646	60,114
Corporate debt securities	0	0	0	2	7,114	886	2	7,114	886
Government agency collateralized mortgage obligations	29	9,968	600	17	2,274	252	46	12,242	852
Total available-for-sale investment portfolio	1,149	$1,955,294	$188,107	430	$2,106,692	$336,081	1,579	$4,061,986	$524,188
Held-to-Maturity Portfolio:
U.S Treasury and agency securities	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900
Total held-to-maturity portfolio	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900

As of December 31, 2021

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
(000’s omitted)	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	47	$1,224,101	$14,873	13	$900,462	$91,184	60	$2,124,563	$106,057
Obligations of state and political subdivisions	27	23,966	56	0	0	0	27	23,966	56
Government agency mortgage-backed securities	147	139,442	2,475	52	67,273	2,590	199	206,715	5,065
Corporate debt securities	1	4,923	77	0	0	0	1	4,923	77
Government agency collateralized mortgage obligations	18	3,146	24	1	53	0	19	3,199	24
Total available-for-sale investment portfolio	240	$1,395,578	$17,505	66	$967,788	$93,774	306	$2,363,366	$111,279

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and based on an analysis done by the Company the issuers of the securities show a low risk of default. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2022 and 2021 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of December 31, 2022 and 2021.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2022 all securities in the held-to-maturity classification are U.S. Treasury securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future. U.S. Treasury securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for U.S. Treasury securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity portfolio as of December 31, 2022 and 2021.

The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$521,444	$516,496
Due after one through five years	0	0	1,728,988	1,574,685
Due after five years through ten years	539,825	524,815	1,161,641	1,020,562
Due after ten years	539,870	509,980	805,591	643,205
Subtotal	1,079,695	1,034,795	4,217,664	3,754,948
Government agency mortgage-backed securities	0	0	444,689	384,633
Government agency collateralized mortgage obligations	0	0	13,121	12,270
Total	$1,079,695	$1,034,795	$4,675,474	$4,151,851

Investment securities with a carrying value of $2.18 billion and $2.32 billion at December 31, 2022 and 2021, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $466.9 million and $485.4 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2022 and 2021, respectively. All securities sold under agreement to repurchase as of December 31, 2022 and 2021 have an overnight and continuous maturity.

NOTE D:  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2022	2021
Business lending	$3,645,665	$3,075,904
Consumer mortgage	3,012,475	2,556,114
Consumer indirect	1,539,653	1,189,749
Consumer direct	177,605	153,811
Home equity	433,996	398,061
Gross loans, including deferred origination costs	8,809,394	7,373,639
Allowance for credit losses	(61,059)	(49,869)
Loans, net of allowance for credit losses	$8,748,335	$7,323,770

The Company had approximately $73.8 million and $34.9 million of net deferred loan origination costs included in gross loans as of December 31, 2022 and 2021, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2022 and 2021.

(000’s omitted)	2022	2021
Balance at beginning of year	$13,773	$15,549
New loans	2,025	2,500
Payments	(3,425)	(4,276)
Balance at end of year	$12,373	$13,773

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2022 and 2021:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2022	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$9,818	$0	$4,689	$14,507	$3,631,158	$3,645,665
Consumer mortgage	13,757	3,510	22,583	39,850	2,972,625	3,012,475
Consumer indirect	16,767	178	0	16,945	1,522,708	1,539,653
Consumer direct	1,307	132	28	1,467	176,138	177,605
Home equity	3,595	299	1,945	5,839	428,157	433,996
Total	$45,244	$4,119	$29,245	$78,608	$8,730,786	$8,809,394

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2021	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,540	$99	$24,105	$29,744	$3,046,160	$3,075,904
Consumer mortgage	10,297	3,328	15,027	28,652	2,527,462	2,556,114
Consumer indirect	9,611	87	0	9,698	1,180,051	1,189,749
Consumer direct	796	22	1	819	152,992	153,811
Home equity	1,778	272	2,532	4,582	393,479	398,061
Total	$28,022	$3,808	$41,665	$73,495	$7,300,144	$7,373,639

No interest income on nonaccrual loans was recognized during the years ended December 31, 2022 or 2021. For the years ended December 31, 2022 and 2021, an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income. Approximately $1.9 million of interest income on loans that returned to accrual status in 2022 was recognized for the year ended December 31, 2022.

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

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated and the loan has potential weaknesses, although the loan performs as agreed. Loss may be incurred at some future date if conditions deteriorate further.
Classified

The condition of the borrower has significantly deteriorated and the loan has a well-defined weakness or weaknesses. The performance of the loan could further deteriorate and incur loss if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at December 31, 2022 and 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Term	Total
Business lending:
Risk rating
Pass	$747,570	$373,914	$232,591	$246,817	$168,423	$604,746	$711,629	$336,722	$3,422,412
Special mention	2,787	4,836	3,781	3,676	14,593	45,627	29,403	29,975	134,678
Classified	1,800	775	1,138	3,196	12,235	38,138	10,587	20,706	88,575
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$752,157	$379,525	$237,510	$253,689	$195,251	$688,511	$751,619	$387,403	$3,645,665

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Term	Total
Business lending:
Risk rating
Pass	$517,302	$286,386	$265,551	$204,376	$152,440	$544,577	$460,461	$286,446	$2,717,539
Special mention	5,969	10,638	9,738	18,702	7,972	54,367	26,609	46,518	180,513
Classified	1,870	1,414	3,571	16,729	18,982	56,538	26,780	51,403	177,287
Doubtful	0	0	0	62	0	0	503	0	565
Total business lending	$525,141	$298,438	$278,860	$239,869	$179,394	$655,482	$514,353	$384,367	$3,075,904

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

The following table details the balances in all other loan categories at December 31, 2022 and 2021:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$379,171	$492,731	$217,889	$173,942	$100,161	$604,258	$954	$58,639	$2,027,745
Nonperforming	0	75	573	184	399	4,347	0	449	6,027
Total FICO AB	379,171	492,806	218,462	174,126	100,560	608,605	954	59,088	2,033,772
FICO CDE(2)
Performing	160,388	178,262	112,640	79,357	54,861	323,189	27,884	22,056	958,637
Nonperforming	120	974	1,250	1,606	2,127	13,177	151	661	20,066
Total FICO CDE	160,508	179,236	113,890	80,963	56,988	336,366	28,035	22,717	978,703
Total consumer mortgage	$539,679	$672,042	$332,352	$255,089	$157,548	$944,971	$28,989	$81,805	$3,012,475

Consumer indirect:
Performing	$777,513	$422,594	$129,449	$99,593	$52,298	$58,028	$0	$0	$1,539,475
Nonperforming	18	1	53	67	15	24	0	0	178
Total consumer indirect	$777,531	$422,595	$129,502	$99,660	$52,313	$58,052	$0	$0	$1,539,653

Consumer direct:
Performing	$84,111	$46,381	$17,066	$12,729	$5,573	$5,020	$6,563	$2	$177,445
Nonperforming	6	51	1	1	29	50	22	0	160
Total consumer direct	$84,117	$46,432	$17,067	$12,730	$5,602	$5,070	$6,585	$2	$177,605

Home equity:
Performing	$69,575	$72,270	$37,964	$31,506	$16,068	$41,097	$132,703	$30,569	$431,752
Nonperforming	0	10	114	169	105	606	563	677	2,244
Total home equity	$69,575	$72,280	$38,078	$31,675	$16,173	$41,703	$133,266	$31,246	$433,996

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	Cost Basis	Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$496,372	$220,171	$178,589	$113,505	$116,417	$566,123	$0	$32,175	$1,723,352
Nonperforming	0	266	0	131	435	3,236	0	0	4,068
Total FICO AB	496,372	220,437	178,589	113,636	116,852	569,359	0	32,175	1,727,420
FICO CDE(2)
Performing	162,995	117,566	81,377	57,973	54,396	300,350	25,028	14,722	814,407
Nonperforming	0	522	972	1,465	939	10,389	0	0	14,287
Total FICO CDE	162,995	118,088	82,349	59,438	55,335	310,739	25,028	14,722	828,694
Total consumer mortgage	$659,367	$338,525	$260,938	$173,074	$172,187	$880,098	$25,028	$46,897	$2,556,114

Consumer indirect:
Performing	$590,857	$204,529	$182,458	$107,683	$39,385	$64,750	$0	$0	$1,189,662
Nonperforming	0	34	0	24	17	12	0	0	87
Total consumer indirect	$590,857	$204,563	$182,458	$107,707	$39,402	$64,762	$0	$0	$1,189,749

Consumer direct:
Performing	$72,584	$28,905	$24,768	$12,340	$4,396	$4,577	$6,214	$4	$153,788
Nonperforming	0	4	18	1	0	0	0	0	23
Total consumer direct	$72,584	$28,909	$24,786	$12,341	$4,396	$4,577	$6,214	$4	$153,811

Home equity:
Performing	$76,041	$43,106	$35,990	$18,824	$15,134	$35,740	$131,817	$38,605	$395,257
Nonperforming	0	64	47	102	131	679	953	828	2,804
Total home equity	$76,041	$43,170	$36,037	$18,926	$15,265	$36,419	$132,770	$39,433	$398,061

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed and, if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business lending loans as of December 31, 2022 and 2021 follows:

	December 31,	December 31,
(000’s omitted)	2022	2021
Loans with allowance allocation	$0	$7,102
Loans without allowance allocation	3,163	7,417
Carrying balance	3,163	14,519
Contractual balance	4,201	16,963
Specifically allocated allowance	0	566

The average carrying balance of individually assessed loans was $12.2 million, and $33.4 million for the years ended December 31, 2022 and 2021, respectively. No interest income was recognized on individually assessed loans for the years ended December 31, 2022 and 2021.

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

In accordance with clarified guidance issued by the Office of the Comptroller of the Currency (“OCC”), loans that have been discharged in Chapter 7 bankruptcy but not reaffirmed by the borrower, are classified as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Company’s lien position against the underlying collateral remains unchanged. Pursuant to that guidance, the Company records a charge-off equal to any portion of the carrying value that exceeds the net realizable value of the collateral. The amount of loss incurred in 2022, 2021 and 2020 was immaterial.

Information regarding TDRs as of December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022
	Nonaccrual		Accruing		Total
(000’s omitted)	#	Amount	#	Amount	#	Amount
Business lending	1	$135	3	$271	4	$406
Consumer mortgage	52	2,218	46	2,114	98	4,332
Consumer indirect	0	0	56	600	56	600
Consumer direct	0	0	18	5	18	5
Home equity	9	108	9	178	18	286
Total	62	$2,461	132	$3,168	194	$5,629

	December 31, 2021
	Nonaccrual		Accruing		Total
(000’s omitted)	#	Amount	#	Amount	#	Amount
Business lending	10	$1,011	4	$811	14	$1,822
Consumer mortgage	61	2,694	47	2,420	108	5,114
Consumer indirect	0	0	72	829	72	829
Consumer direct	0	0	16	7	16	7
Home equity	10	235	12	232	22	467
Total	81	$3,940	151	$4,299	232	$8,239

	December 31, 2020
	Nonaccrual		Accruing		Total
(000’s omitted)	#	Amount	#	Amount	#	Amount
Business lending	6	$529	4	$191	10	$720
Consumer mortgage	56	2,413	48	2,266	104	4,679
Consumer indirect	0	0	86	951	86	951
Consumer direct	0	0	23	85	23	85
Home equity	11	285	13	264	24	549
Total	73	$3,227	174	$3,757	247	$6,984

The following table presents information related to loans modified in a TDR during the years ended December 31, 2022, 2021 and 2020. Of the loans noted in the table below, all consumer mortgage loans for the years ended December 31, 2022, 2021 and 2020 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	December 31, 2022		December 31, 2021		December 31, 2020
(000’s omitted)	#	Amount	#	Amount	#	Amount
Business lending	0	$0	5	$1,371	1	$4
Consumer mortgage	7	597	24	1,425	17	1,339
Consumer indirect	13	178	23	284	31	333
Consumer direct	3	5	2	7	3	10
Home equity	1	4	0	0	3	70
Total	24	$784	54	$3,087	55	$1,756

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during 2022, 2021 and 2020:

	Year Ended December 31, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(824)	$1,374	$71	$(319)	$23,297
Consumer mortgage	10,017	(313)	62	0	4,577	14,343
Consumer indirect	11,737	(7,986)	4,756	0	9,345	17,852
Consumer direct	2,306	(1,252)	772	0	1,147	2,973
Home equity	1,814	(86)	163	0	(297)	1,594
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(10,461)	7,127	71	14,453	61,059
Liabilities for off-balance-sheet credit exposures	803	0	0	0	320	1,123
Total allowance for credit losses	$50,672	$(10,461)	$7,127	$71	$14,773	$62,182

	Year Ended December 31, 2021
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$30,072	$(1,922)	$796	$(5,951)	$22,995
Consumer mortgage	10,672	(426)	91	(320)	10,017
Consumer indirect	13,696	(5,160)	4,346	(1,145)	11,737
Consumer direct	3,207	(1,232)	793	(462)	2,306
Home equity	2,222	(225)	92	(275)	1,814
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	60,869	(8,965)	6,118	(8,153)	49,869
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(686)	803
Total allowance for credit losses	$62,358	$(8,965)	$6,118	$(8,839)	$50,672

	Year Ended December 31, 2020
	Beginning		Beginning
	balance,		balance,
	prior to the		after
	adoption of	Impact of	adoption of			Steuben		Ending
(000’s omitted)	ASC 326	ASC 326	ASC 326	Charge-offs	Recoveries	acquisition	Provision	balance
Business lending	$19,426	$3,360	$22,786	$(1,588)	$796	$3,011	$5,067	$30,072
Consumer mortgage	10,269	(1,051)	9,218	(862)	130	146	2,040	10,672
Consumer indirect	13,712	(997)	12,715	(6,382)	3,992	183	3,188	13,696
Consumer direct	3,255	(643)	2,612	(1,633)	743	87	1,398	3,207
Home equity	2,129	808	2,937	(199)	28	235	(779)	2,222
Unallocated	957	43	1,000	0	0	0	0	1,000
Acquired impaired	163	(163)	0	0	0	0	0	0
Allowance for credit losses – loans	49,911	1,357	51,268	(10,664)	5,689	3,662	10,914	60,869
Liabilities for off-balance-sheet credit exposures	0	1,185	1,185	0	0	67	237	1,489
Total allowance for credit losses	$49,911	$2,542	$52,453	$(10,664)	$5,689	$3,729	$11,151	$62,358

The allowance for credit losses increased to $61.1 million at December 31, 2022 compared to $49.9 million at December 31, 2021, driven by organic loan growth and the Elmira acquisition, as well as weakening economic forecasts.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $25.1 million and $16.7 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, as adopted by the Company on January 1, 2020, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods which is derived from the Company’s historical loss experience. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period using a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag adjustment for factors that utilize collateral values, with a four-quarter reversion to the historical mean, to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of December 31, 2022. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels offset by deterioration in GDP growth, auto values, residential real estate and median household income, a result of inflationary pressures.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, the level of loan deferrals, risk rating changes, recent charge-off history and acquired loans as part of the estimation of credit losses.

●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, the level of loan deferrals, charge-offs and acquired loans were considered.

The following table presents the carrying amounts of loans purchased and sold during the year ended December 31, 2022 by portfolio segment:

(000’s	Business	Consumer	Consumer	Consumer	Home
omitted)	lending	mortgage	indirect	direct	equity	Total
Purchases	$125,288	$271,408	$9,383	$12,511	$18,429	$437,019
Sales	0	5,309	0	0	0	5,309

All purchases of loans were from the acquisition of Elmira. All sales of consumer mortgages during the year ended December 31, 2022 were sales of secondary market eligible residential mortgage loans.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2022	2021
Land and land improvements	$34,487	$31,884
Bank premises	158,312	151,724
Equipment	72,960	85,391
Operating lease right-of-use assets	30,069	31,754
Construction in progress	2,377	4,786
Premises and equipment, gross	298,205	305,539
Accumulated depreciation	(137,427)	(144,888)
Premises and equipment, net	$160,778	$160,651

As of December 31, 2022, the Company had $5.4 million of premises and equipment held for sale, comprised of $2.5 million of land and land improvements and $2.9 million of bank premises, recorded in other assets in the consolidated statements of condition.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(65,069)	$12,304	$69,403	$(60,316)	$9,087
Other intangibles	119,813	(71,121)	48,692	116,799	(60,660)	56,139
Total amortizing intangibles	$197,186	$(136,190)	$60,996	$186,202	$(120,976)	$65,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

Year	Amount
2023	$13,698
2024	11,601
2025	9,883
2026	8,745
2027	3,333
Thereafter	13,736
Total	$60,996

Shown below are the components of the Company’s goodwill at December 31, 2022, 2021, and 2020:

	December 31,		December 31,		December 31,
(000’s omitted)	2020	Activity	2021	Activity	2022
Goodwill	$793,708	$5,401	$799,109	$42,732	$841,841

The Company performed a qualitative assessment for evaluating impairment of goodwill and other intangibles as of December 31, 2022, including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price. The results of the qualitative analysis indicated that there was no goodwill impairment at December 31, 2022 and therefore a quantitative analysis was not necessary. During 2022, the Company also performed a quarterly analysis to determine if triggering events occurred that would necessitate an interim qualitative assessment of goodwill or other intangible impairment. No triggering events or impairment was noted during these interim analyses. During 2021, the Company performed quarterly qualitative analyses of goodwill impairment and performed a quantitative assessment of its banking and financial services businesses during the fourth quarter of 2021 by comparing the fair value of the reporting unit with its carrying amount. Results of the analyses indicate there was no goodwill impairment in 2021.

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2022	2021
Carrying value before valuation allowance at beginning of period	$1,144	$1,430
Additions	83	233
Acquisitions	2,879	0
Amortization	(801)	(519)
Carrying value before valuation allowance at end of period	3,305	1,144
Valuation allowance balance at beginning of period	0	(219)
Impairment charges	(676)	(55)
Impairment recoveries	0	274
Valuation allowance balance at end of period	(676)	0
Net carrying value at end of period	$2,629	$1,144
Fair value of MSRs at end of period	$5,107	$1,469
Principal balance of mortgage loans sold during the year	$5,309	$20,133
Principal balance of loans serviced for others	$583,109	$296,506
Custodial escrow balances maintained in connection with loans serviced for others	$10,534	$4,934

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2022	2021
Weighted-average contractual life (in years)	21.6	21.4
Weighted-average constant prepayment rate (CPR)	7.7%	24.5%
Weighted-average discount rate	4.9%	2.6%

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2022	2021
Noninterest checking	$4,140,617	$3,921,663
Interest checking	3,231,096	3,201,225
Savings	2,433,922	2,255,961
Money market	2,299,965	2,603,988
Time	906,708	928,331
Total deposits	$13,012,308	$12,911,168

Interest on deposits recorded in the consolidated statements of income consists of the following at December 31:

(000’s omitted)	2022	2021	2020
Interest on interest checking	$3,340	$1,142	$2,182
Interest on savings	671	598	665
Interest on money market	4,019	1,393	2,685
Interest on time	7,014	8,498	11,229
Total interest on deposits	$15,044	$11,631	$16,761

The approximate maturities of time deposits at December 31, 2022 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2023	$514,658	$67,302
2024	282,044	53,970
2025	63,554	5,472
2026	24,567	262
2027	21,796	2,075
Thereafter	89	0
Total	$906,708	$129,081

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2022	2021
Subordinated notes payable, includes premium of $249 and $277, respectively	$3,249	$3,277
Securities sold under agreement to repurchase, short term	346,652	324,720
Overnight borrowings	768,400	0
Other FHLB borrowings, includes discount of $319 and $0, respectively	19,474	1,888
Total borrowings	$1,137,775	$329,885

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2022 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2022
January 3, 2023	$1,115,052	3.32%
January 17, 2023	2,000	2.33%
February 8, 2023	190	1.79%
July 3, 2023	470	2.25%
October 23, 2023	364	1.50%
January 29, 2024	2,013	3.62%
January 7, 2025	4,951	2.78%
January 29, 2025	4,937	2.59%
February 28, 2025	1,923	1.38%
October 1, 2025	262	1.50%
March 1, 2027	1,858	1.55%
February 28, 2028	3,249	4.67%
March 1, 2029	506	2.50%
Total	$1,137,775	3.30%

The weighted-average interest rate on borrowings for the years ended December 31, 2022 and 2021 was 1.61% and 0.48%, respectively.

The Bank has unused lines of credit of $25.0 million at December 31, 2022. The Bank has unused borrowing capacity of approximately $1.08 billion through collateralized transactions with the FHLB and $490.5 million through collateralized transactions with the Federal Reserve.

As of December 31, 2022, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The Company previously sponsored Steuben Statutory Trust II (“SST II”) until September 15, 2020 when the Company exercised its right to redeem all of the SST II debentures and associated preferred securities for a total of $2.1 million. The common stock of SST II was acquired in the Steuben acquisition. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust were the sole assets of such trust. Distributions on the preferred securities issued by each trust were payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and were recorded as interest expense in the consolidated financial statements. The preferred securities were subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company had entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2022	2021	2020
Current:
Federal	$41,025	$35,507	$35,728
State and other	9,899	8,158	8,008
Deferred:
Federal	1,163	5,493	(2,005)
State and other	146	2,496	(331)
Provision for income taxes	$52,233	$51,654	$41,400

Components of the net deferred tax asset, included in other assets, as of December 31, 2022 and of the net deferred tax liability, included in other liabilities, as of December 31, 2021 are as follows:

(000’s omitted)	2022	2021
Investment securities	$191,953	$0
Allowance for credit losses	15,346	12,435
Employee benefits	5,775	7,708
Operating lease liabilities	7,552	7,955
Other, net	4,385	1,250
Deferred tax asset	225,011	29,348

Investment securities	0	7,227
Goodwill and intangibles	39,454	41,917
Operating lease right-of-use assets	7,303	7,693
Loan origination costs	9,731	8,993
Depreciation	96	535
Mortgage servicing rights	640	278
Pension	18,154	22,950
Deferred tax liability	75,378	89,593
Net deferred tax asset (liability)	$149,633	$(60,245)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.3)	(1.1)	(1.5)
State income taxes, net of federal benefit	3.3	3.6	3.0
Stock-based compensation	(0.3)	(0.9)	(0.8)
Federal tax credits	(1.0)	(1.0)	(1.3)
Other, net	0.0	(0.2)	(0.3)
Effective income tax rate	21.7%	21.4%	20.1%

As of December 31, 2022, 2021 and 2020, there was no amount of material unrecognized tax benefits that would impact the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statements of income. The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2018 may still be examined by the Internal Revenue Service. New York State income tax returns for years after 2017 may still be examined by the New York Department of Taxation and Finance. The Company is currently under examination by the New York Department of Taxation and Finance in connection with tax years 2015 to 2017, and has not received notice of proposed adjustments. It is not possible to estimate if and when those examinations may be completed.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2022, the Bank had approximately $173.1 million in undivided profits legally available for the payment of dividends.

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

NOTE K: PENSION AND OTHER BENEFIT PLANS

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at the beginning of year	$183,270	$190,361	$1,529	$1,718
Service cost	4,959	5,920	0	0
Interest cost	5,334	5,036	68	44
Plan amendment / acquisition	1,851	0	536	0
Participant contributions	0	0	0	0
Deferred actuarial (gain)/loss	(31,759)	(4,881)	(306)	(85)
Benefits paid	(12,294)	(13,166)	(171)	(148)
Benefit obligation at end of year	151,361	183,270	1,656	1,529
Change in plan assets:
Fair value of plan assets at beginning of year	290,687	272,600	0	0
Actual return of plan assets	(34,967)	27,614	0	0
Participant contributions	0	0	0	0
Employer contributions	906	3,639	171	148
Plan acquisition	0	0	0	0
Benefits paid	(12,294)	(13,166)	(171)	(148)
Fair value of plan assets at end of year	244,332	290,687	0	0
Over/(Under) funded status at year end	$92,971	$107,417	$(1,656)	$(1,529)

Amounts recognized in the consolidated statement of condition were:
Other assets	$106,986	$127,538	$0	$0
Other liabilities	(14,015)	(20,121)	(1,656)	(1,529)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$38,894	$16,977	$255	$585
Net prior service cost (credit)	3,112	3,969	(728)	(907)
Pre-tax AOCI	42,006	20,946	(473)	(322)
Taxes	(10,351)	(5,236)	119	82
AOCI at year end	$31,655	$15,710	$(354)	$(240)

The benefit obligation for the defined benefit pension plan was $137.3 million and $163.1 million as of December 31, 2022 and 2021, respectively, and the fair value of plan assets as of December 31, 2022 and 2021 was $244.3 million and $290.7 million, respectively. The defined benefit pension plan was amended effective December 31, 2022 to transfer certain obligations from the Company’s non-qualified supplemental pension plan, deferred compensation plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $14.0 million and $19.8 million for 2022 and 2021, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was immaterial for 2022 and 2021, respectively.

The Company has a non-qualified deferred compensation plan for certain employees (“Restoration Plan”) whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. The projected benefit obligation for the unfunded Restoration Plan was immaterial for 2022 and $0.3 million for 2021.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2022	2021	2022	2021
Prior service cost/(credit)	$(648)	$(288)	$135	$136
Net (gain) loss	16,593	(13,152)	(249)	(99)
Total	$15,945	$(13,440)	$(114)	$37

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2022	2021		2022	2021
Discount rate	5.40%	3.10%		5.40%	3.10%
Expected return on plan assets	6.70%	6.70%		N/A	N/A
Rate of compensation increase	4.50% for 2023,	4.00% for 2022,	%
	3.50% for 2024 +	3.50% for 2023	+	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,
	3.55% after termination	1.94% after termination		N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2022	2021	2020	2022	2021	2020
Service cost	$4,959	$5,920	$5,750	$0	$0	$0
Interest cost	5,334	5,036	5,657	68	44	57
Expected return on plan assets	(19,025)	(18,783)	(16,306)	0	0	0
Plan amendment	(556)	0	(637)	0	0	0
Amortization of unrecognized net loss	842	3,600	3,239	23	45	40
Amortization of prior service cost	615	379	241	(179)	(179)	(179)
Net periodic (benefit)	$(7,831)	$(3,848)	$2,056	$(88)	$(90)	$(82)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	3.10%	2.80%	3.50%	3.10%	2.80%	3.60%
Expected return on plan assets	6.70%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation	4.00% for 2022,
increase	3.50% for 2023 +	3.50%	3.50%	N/A	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	6.00% while employed,
	1.94% after termination	1.42% after termination	2.16% after termination	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2023	$11,583	$192
2024	11,965	154
2025	11,693	152
2026	12,934	150
2027	12,723	148
2028-2032	64,686	972

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. The mortality tables used to determine future benefit obligations under the plan as of December 31, 2021 were the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2021 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2022 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,625	$0	$0	$18,625
Equity securities:
U.S. large-cap	52,682	0	0	52,682
U.S. mid/small cap	16,432	0	0	16,432
CBU common stock	6,427	0	0	6,427
International	51,725	0	0	51,725
Other	1,273	0	0	1,273
	128,539	0	0	128,539

Fixed income securities:
Government securities	44,995	11,567	0	56,562
Investment grade bonds	12,964	5,538	0	18,502
High yield(a)	7,134	0	0	7,134
	65,093	17,105	0	82,198

Other investments (b)	14,342	0	0	14,342

Total (c)	$226,599	$17,105	$0	$243,704

The fair values of the Company’s defined benefit pension plan assets at December 31, 2021 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,605	$0	$0	$19,605
Equity securities:
U.S. large-cap	75,180	0	0	75,180
U.S. mid/small cap	12,052	0	0	12,052
CBU common stock	7,604	0	0	7,604
International	73,891	0	0	73,891
Other	1,091	0	0	1,091
	169,818	0	0	169,818

Fixed income securities:
Government securities	19,988	5,974	0	25,962
Investment grade bonds	41,374	136	0	41,510
High yield(a)	8,625	0	0	8,625
	69,987	6,110	0	76,097

Other investments (b)	24,727	0	0	24,727

Total (c)	$284,137	$6,110	$0	$290,247

(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.6 million and $0.4 million at December 31, 2022 and 2021, respectively.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Money market funds - Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.
●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●	Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $0.1 million and $2.9 million contribution to its defined benefit pension plan in 2022 and 2021, respectively. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2022, 2021 and 2020 was $7.1 million, $6.9 million, and $6.3 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $1.1 million, and $0.9 million, respectively.

The Company acquired Fringe Benefits Design of Minnesota, Inc. 401(k) Profit Sharing Plan with the FBD acquisition and The Steuben Trust Company 401(k) Plan with the Steuben acquisition. Effective January 1, 2022 and January 1, 2021, the Fringe Benefits Design of Minnesota, Inc. 401(k) Profit Sharing Plan and the Steuben Trust Company 401(k) Plan were merged into and became part of the Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2022 and 2021, the Company has recorded a liability of $4.5 million and $5.1 million, respectively. The expense recognized under these plans for the years ended December 31, 2022, 2021, and 2020 was approximately $0.2 million, $0.2 million, and $0.4 million, respectively.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2022 and 2021, there were 136,256 and 137,945 shares credited to the participants’ accounts, for which a liability of $5.5 million and $5.1 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2022, 2021 and 2020, was $0.2 million, $0.2 million, and $0.2 million, respectively.

The Company acquired deferred compensation plans for certain non-employee directors and trustees of Merchants Bancshares, Inc. (“Merchants”). Under the terms of these acquired deferred compensation plans, participating directors could elect to have all, or a specified percentage, of their Merchants director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. Directors who elected to have their compensation deferred were credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred. These shares were converted to shares of Company stock in connection with the acquisition and are held in a rabbi trust. The shares held in the rabbi trust are considered outstanding for purposes of computing earnings per share. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director has the right to receive dividends or other distributions thereon.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. Effective May 18, 2022 a new plan was put in place that authorized 600,000 shares of Company common stock for the same purpose. As of December 31, 2022, the Company has authorization to grant up to approximately 1.0 million additional shares of Company common stock for these instruments.

Nonqualified Stock Options

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.9 million, $2.6 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. A related income tax benefit was recognized of $0.7 million, $0.6 million and $0.7 million for the 2022, 2021 and 2020 years, respectively.

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

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2020	1,542,259	$45.49
Granted	168,976	79.68
Exercised	(310,423)	40.17
Forfeited	(8,107)	61.56
Outstanding at December 31, 2021	1,392,705	50.73
Granted	173,313	71.78
Exercised	(67,566)	41.61
Forfeited	(13,430)	67.88
Outstanding at December 31, 2022	1,485,022	53.45
Exercisable at December 31, 2022	1,005,851	$47.31

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $25.00	40,002	$23.04	4.00	40,002	$23.04
$25.01 – $35.00	51,744	29.79	0.21	51,744	29.79
$35.01 – $45.00	386,999	37.07	2.45	386,999	37.07
$45.01 – $55.00	674,921	55.55	5.86	472,240	56.06
$55.01 – $81.00	331,356	75.67	8.68	54,866	78.44
TOTAL	1,485,022	$47.31	5.35	1,005,851	$47.31

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2022 is 5.35 years and 4.14 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2022 is $18.3 million and $16.6 million, respectively.

Management estimated the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not necessarily a precise indicator of the value of an option, but it is commonly used for this purpose. The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2022	2021	2020
Weighted-average Fair Value of Options Granted	$17.86	$18.43	$10.86
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.41%	2.48%	2.57%
Share price volatility	29.88%	30.09%	29.29%
Weighted-average risk-free interest rate	2.16%	1.28%	0.67%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $5.6 million at December 31, 2022. The weighted-average period over which this unrecognized expense would be recognized is 3.2 years. The total fair value of stock options vested during 2022, 2021, and 2020 were $2.7 million, $2.5 million and $2.5 million, respectively.

During the 12 months ended December 31, 2022 and 2021, proceeds from stock option exercises totaled $3.2 million and $14.2 million, respectively, and the related tax benefits from exercise were approximately $0.3 million and $1.8 million, respectively. During the twelve months ended December 31, 2022 and 2021, approximately 0.06 million and 0.3 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2022, 2021 and 2020 were $2.0 million, $10.3 million and $6.6 million, respectively.

Restricted Stock Awards

Compensation expense is recognized over the vesting period of the awards based on the fair value of the Company’s stock at grant date. The Company recognized stock-based compensation expense related to restricted stock vesting recognized in the income statement for 2022, 2021 and 2020 was approximately $3.8 million, $2.8 million and $2.7 million, respectively.

The fair value of restricted stock awards is based on the end-of-day share price of the Company’s stock on the grant date. Restricted stock awards granted prior to 2022 vest ratably over a five-year period and restricted stock awards granted in 2022 and thereafter vest ratably over a three-year period. During the forfeiture period, shares that have not been forfeited have the right to vote and the right to receive dividends.

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2022, and changes during the twelve months ended December 31, 2022 and 2021, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2020	127,432	$53.97
Awards	51,456	79.51
Forfeitures	(2,041)	55.39
Vestings	(47,399)	53.13
Unvested at December 31, 2021	129,448	64.32
Awards	56,871	71.58
Forfeitures	(2,940)	67.44
Vestings	(49,859)	62.86
Unvested at December 31, 2022	133,520	$67.89

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $6.4 million at December 31, 2022, which will be recognized as expense over the next three or five years according to the awards vesting schedule. The weighted-average period over which this unrecognized expense would be recognized is 2.4 years. The total fair value of restricted stock vested during 2022, 2021, and 2020 were $3.1 million, $2.5 million and $2.7 million, respectively.

Performance Awards

The long-term incentive program provides for the issuance of shares of performance award restricted stock to officers and key employees. There are two sets of performance criteria based on the individual award; (1) based on the Company’s cumulative three year Relative Total Shareholder Return (“TSR”) ranking compared to the constituents of the KBW Regional Bank Index, and continued employment weighted at 50%; and (2) three year Average Relative Return on Average Core Tangible Common Equity (“Core ROATCE”) Relative Total Performance Goal weighted at 50%. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Management estimated the fair value of the stock granted under performance criteria (1) using the Monte Carlo Simulation and stock granted under performance criteria (2) using the grant date fair value. Performance shares cliff vest based on performance results for a three year period. Compensation cost is estimated based on the probability that the performance conditions will be achieved. As of December 31, 2022, the compensation cost is estimated at 90% payout under the terms of the plan for the different performance sets. At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed. The shares have voting rights. Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested. Total shares issuable under the plan are 31,999 at December 31, 2022 and all shares were issued in 2022.

	Performance
	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2020	48,976	$29.71
Awards	0	0.00
Forfeitures	(578)	29.71
Vestings	(578)	29.71
Unvested at December 31, 2021	47,820	29.71
Awards	35,815	34.93
Forfeitures	(51,000)	30.02
Vestings	(636)	35.89
Unvested at December 31, 2022	31,999	$34.93

Unrecognized stock-based compensation expense related to unvested performance restricted stock totaled $0.7 million at December 31, 2022, which will be recognized as expense over the next three years. The weighted-average period over which this unrecognized expense would be recognized is 2.0 years. The total fair value of restricted stock vested during 2022, 2021, and 2020 were $0.02 million, $0.01 million and $0.1 million, respectively.

NOTE M:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2022.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At December 31, 2022 weighted-average anti-dilutive stock options outstanding were immaterial and were 0.1 million and 0.6 million at December 31, 2021 and 2020, respectively, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2022, 2021 and 2020.

(000’s omitted, except per share data)	2022	2021	2020
Net income	$188,081	$189,694	$164,676
Income attributable to unvested stock-based compensation awards	(533)	(445)	(514)
Income available to common shareholders	$187,548	$189,249	$164,162

Weighted-average common shares outstanding – basic	53,896	53,977	52,969
Basic earnings per share	$3.48	$3.51	$3.10

Net income	$188,081	$189,694	$164,676
Income attributable to unvested stock-based compensation awards	(533)	(445)	(514)
Income available to common shareholders	$187,548	$189,249	$164,162

Weighted-average common shares outstanding	53,896	53,977	52,969
Assumed exercise of stock options	312	423	352
Weighted-average common shares outstanding – diluted	54,208	54,400	53,321
Diluted earnings per share	$3.46	$3.48	$3.08
Cash dividends declared per share	$1.74	$1.70	$1.66

Stock Repurchase Program

At its December 2022 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2022	2021
Commitments to extend credit	$1,486,791	$1,443,879
Standby letters of credit	57,347	42,684
Total	$1,544,138	$1,486,563

The Company is typically required to maintain a reserve balance, as established by the FRB. Effective on March 26, 2020, the FRB reduced this cash reserve requirement to zero percent. As a result, the Company had no required reserve as of December 31, 2022 and 2021.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of December 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTE O:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 12 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2022	2021	2020
Operating lease cost	$8,568	$8,397	$9,000
Variable lease cost	108	50	53
Short-term lease cost (1)	65	148	369
Total lease cost	$8,741	$8,595	$9,422

(1)Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,402	$8,203

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,758	5,344

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2022	2021
Operating leases
Operating lease right-of-use assets	$30,069	$31,754

Operating lease liabilities	31,091	32,833

Weighted average remaining lease term
Operating leases	4.9 years	5.4 years

Weighted average discount rate
Operating leases	2.89%	2.62%

Maturities of lease liabilities as of December 31, 2022 are as follows:

(000’s omitted)	Operating Leases
2023	$8,995
2024	7,579
2025	5,992
2026	4,180
2027	2,547
Thereafter	4,333
Total lease payments	33,626
Less imputed interest	(2,535)
Total	$31,091

Maturities of lease liabilities as of December 31, 2021 are as follows:

(000’s omitted)	Operating Leases
2022	$8,729
2023	7,640
2024	5,920
2025	4,401
2026	3,062
Thereafter	5,846
Total lease payments	35,598
Less imputed interest	(2,765)
Total	$32,833

Included in the Company’s operating leases are related party leases where BPAS-APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2022, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $3.6 million and $3.6 million, respectively. As of December 31, 2021, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $4.0 million and $4.1 million, respectively. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 7.0 years and 3.68%, respectively. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 8.0 years and 3.68%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2022 are as follows:

(000’s omitted)	706 North Clinton, LLC
2023	$591
2024	591
2025	605
2026	615
2027	506
Thereafter	1,221
Total lease payments	4,129
Less imputed interest	(493)
Total	$3,636

The maturities of the Company’s related party lease liabilities as of December 31, 2021 are as follows:

(000’s omitted)	706 North Clinton, LLC
2022	$591
2023	591
2024	591
2025	605
2026	614
Thereafter	1,727
Total lease payments	4,719
Less imputed interest	(633)
Total	$4,086

As of December 31, 2022, the Company has four additional operating leases for office spaces that have not yet commenced with a weighted average lease term of 11.9 years. Upon commencements, lease right-of-use assets and lease liabilities of approximately $11.5 million will be recorded in the consolidated statements of condition.

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2022, that the Company and Bank meet all applicable capital adequacy requirements.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2022 and 2021. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2022 and 2021, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2022 and 2021, the amounts, ratios and requirements for the Company are presented below. As of December 31, 2022, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2022
Tier 1 Leverage ratio	$1,381,598	8.79%	$628,485	4.00%			$785,606	5.00%
Tier 1 risk-based capital	1,381,598	15.71%	527,695	6.00%	$747,568	8.50%	703,593	8.00%
Total risk-based capital	1,442,529	16.40%	703,593	8.00%	923,466	10.50%	879,491	10.00%
Common equity tier 1 capital	1,381,439	15.71%	395,771	4.50%	615,644	7.00%	571,669	6.50%
2021
Tier 1 Leverage ratio	$1,331,368	9.09%	$585,594	4.00%			$731,993	5.00%
Tier 1 risk-based capital	1,331,368	18.60%	429,559	6.00%	$608,542	8.50%	572,746	8.00%
Total risk-based capital	1,380,458	19.28%	572,746	8.00%	751,729	10.50%	715,932	10.00%
Common equity tier 1 capital	1,331,259	18.60%	322,169	4.50%	501,152	7.00%	465,356	6.50%

Community Bank, N.A.:
2022
Tier 1 Leverage ratio	$1,122,639	7.26%	$618,874	4.00%			$773,593	5.00%
Tier 1 risk-based capital	1,122,639	12.86%	523,733	6.00%	$741,955	8.50%	698,311	8.00%
Total risk-based capital	1,183,570	13.56%	698,311	8.00%	916,533	10.50%	872,889	10.00%
Common equity tier 1 capital	1,122,480	12.86%	392,800	4.50%	611,022	7.00%	567,378	6.50%
2021
Tier 1 Leverage ratio	$1,058,091	7.26%	$582,631	4.00%			$728,289	5.00%
Tier 1 risk-based capital	1,058,091	14.92%	425,393	6.00%	$602,640	8.50%	567,190	8.00%
Total risk-based capital	1,107,181	15.62%	567,190	8.00%	744,437	10.50%	708,988	10.00%
Common equity tier 1 capital	1,057,982	14.92%	319,045	4.50%	496,292	7.00%	460,842	6.50%

NOTE Q: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000's omitted)	2022	2021
Assets:
Cash and cash equivalents	$160,045	$154,374
Investment securities	7,881	8,679
Investment in and advances to:
Bank subsidiary	1,194,314	1,721,520
Non-bank subsidiaries	207,172	232,096
Other assets	17,106	18,462
Total assets	$1,586,518	$2,135,131

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$31,564	$31,047
Borrowings	3,249	3,277
Shareholders' equity	1,551,705	2,100,807
Total liabilities and shareholders' equity	$1,586,518	$2,135,131

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2022	2021	2020
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$53,000	$125,000	$105,000
Non-bank subsidiaries	55,000	14,000	13,500
Interest and dividends on investments	342	245	168
Total revenues	108,342	139,245	118,668
Expenses:
Interest on borrowings	153	446	2,546
Acquisition expenses	0	0	450
Gain on debt extinguishment	0	0	(421)
Other expenses	6,091	5,717	4,945
Total expenses	6,244	6,163	7,520

Income before tax benefit and equity in undistributed net income of subsidiaries	102,098	133,082	111,148
Income tax benefit	2,942	3,964	3,739
Income before equity in undistributed net income of subsidiaries	105,040	137,046	114,887
Equity in undistributed net income of subsidiaries	83,041	52,648	49,789
Net income	$188,081	$189,694	$164,676
Other comprehensive (loss) income, net of tax:
Changes in other comprehensive (loss) income related to pension and other post retirement obligations	(15,831)	13,403	6,009
Changes in other comprehensive (loss) income related to unrealized (losses) gains on investment securities	(619,981)	(126,107)	66,294
Other comprehensive (loss) income	(635,812)	(112,704)	72,303
Comprehensive (loss) income	$(447,731)	$76,990	$236,979

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2022	2021	2020
Operating activities:
Net income	$188,081	$189,694	$164,676
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(83,041)	(52,648)	(49,789)
Net change in other assets and other liabilities	2,155	(3,050)	1,740
Net cash provided by operating activities	107,195	133,996	116,627
Investing activities:
Purchases of investment securities	(175)	(5,173)	(3,000)
Cash paid for acquisitions, net of cash acquired of $0, $0, and $448, respectively	0	0	(20,892)
(Capital contributions to)/Return of capital from	0	(12,918)	2
Net cash used in investing activities	(175)	(18,091)	(23,890)
Financing activities:
Repayment of advances from subsidiaries	(506)	(482)	(482)
Repayment of borrowings	0	(77,320)	(12,062)
Issuance of common stock	8,922	16,155	22,211
Purchase of treasury stock	(16,614)	(5,106)	(271)
Sale of treasury stock	0	0	85
Increase in deferred compensation arrangements	236	252	271
Cash dividends paid	(93,387)	(91,051)	(87,131)
Net cash used in financing activities	(101,349)	(157,552)	(77,379)
Change in cash and cash equivalents	5,671	(41,647)	15,358
Cash and cash equivalents at beginning of year	154,374	196,021	180,663
Cash and cash equivalents at end of year	$160,045	$154,374	$196,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$180	$560	$2,555
Supplemental disclosures of noncash financing activities:
Dividends declared and unpaid	$23,763	$23,235	$22,695
Advances from subsidiaries	506	482	932
Common stock issued for acquisition	0	0	76,942

NOTE R:  FAIR VALUE

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

	December 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,178,189	$65,348	$0	$3,243,537
Obligations of state and political subdivisions	0	504,297	0	504,297
Government agency mortgage-backed securities	0	384,633	0	384,633
Corporate debt securities	0	7,114	0	7,114
Government agency collateralized mortgage obligations	0	12,270	0	12,270
Total available-for-sale investment securities	3,178,189	973,662	0	4,151,851
Equity securities	419	0	0	419
Commitments to originate real estate loans for sale	0	0	5	5
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1	0	1
Interest rate swap agreements liability	0	(1)	0	(1)
Total	$3,178,608	$973,667	$5	$4,152,280

	December 31, 2021
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,900,924	$97,640	$0	$3,998,564
Obligations of state and political subdivisions	0	430,289	0	430,289
Government agency mortgage-backed securities	0	477,056	0	477,056
Corporate debt securities	0	7,962	0	7,962
Government agency collateralized mortgage obligations	0	20,339	0	20,339
Total available-for-sale investment securities	3,900,924	1,033,286	0	4,934,210
Equity securities	463	0	0	463
Commitments to originate real estate loans for sale	0	0	51	51
Forward sales commitments	0	32	0	32
Interest rate swap agreements asset	0	296	0	296
Interest rate swap agreements liability	0	(3)	0	(3)
Total	$3,901,387	$1,033,611	$51	$4,935,049

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	December 31, 2022				December 31, 2021
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$0	$0	$0	$0	$1,820	$1,820
Other real estate owned	0	0	503	503	0	0	718	718
Mortgage servicing rights	0	0	1,169	1,169	0	0	810	810
Contingent consideration	0	0	(2,800)	(2,800)	0	0	(3,100)	(3,100)
Total	$0	$0	$(1,128)	$(1,128)	$0	$0	$248	$248

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 72.8% at December 31, 2022, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.7 million at December 31, 2022. There was no valuation allowance at December 31, 2021.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill. In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill. It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators. The Company did not recognize an impairment charge during 2022 or 2021.

The Company determines fair values based on quoted market values, where available, estimates of present values, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2022 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000's omitted, except per loan data)	Fair Value	Technique	Inputs	(Weighted Average)
Other real estate owned	$503	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (35.7%)
Commitments to originate real estate loans for sale	5	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,169	Discounted cash flow	Weighted average constant prepayment rate	2.9% - 3.3% (2.9%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability adjusted level of retained revenue	$3.1 million - $5.1 million

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2021 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000's omitted, except per loan data)	Fair Value	Technique	Inputs	(Weighted Average)
Individually assessed loans	$1,820	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 43.1% (43.1%)
Other real estate owned	718	Fair value of collateral	Estimated cost of disposal/market adjustment	31.8% - 42.3% (33.3%)
Commitments to originate real estate loans for sale	51	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	810	Discounted cash flow	Weighted average constant prepayment rate	6.4% - 15.2% (14.0%)
			Weighted average discount rate	2.3% - 2.7% (2.6%)
			Adequate compensation	$7/loan
Contingent consideration	(3,100)	Discounted cash flow	Discount rate	1.4% - 1.7% (1.5%)
			Probability adjusted level of retained revenue	$3.0 million - $5.8 million

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022		December 31, 2021
	Carrying		Carrying
(000’s omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$8,748,335	$8,696,185	$7,323,770	$7,523,024
Held-to-maturity securities	1,079,695	1,034,795	0	0
Financial liabilities:
Deposits	13,012,308	12,981,487	12,911,168	12,911,197
Overnight borrowings	768,400	768,400	0	0
Securities sold under agreement to repurchase, short-term	346,652	346,652	324,720	324,720
Other Federal Home Loan Bank borrowings	19,474	19,377	1,888	1,907
Subordinated notes payable	3,249	3,249	3,277	3,277

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

Held-to-maturity securities have been classified as a Level 1 valuation. The fair values of held-to-maturity investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.

Deposits have been classified as a Level 2 valuation. The fair value of demand deposits, interest-bearing checking deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposit obligations are based on current market rates for similar products.

Borrowings and subordinated notes payable have been classified as a Level 2 valuation. The fair value of overnight borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for other Federal Home Loan Bank borrowings and subordinated notes payable are estimated using discounted cash flows and interest rates currently being offered on similar securities. The difference between the carrying values of subordinated notes payable, and their fair values, are not material as of the reporting dates.

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2022	2021
Cash and cash equivalents	$226	$198
Premises and equipment, net	5,455	5,618
Other assets	65	57
Total assets	$5,746	$5,873
Accrued interest and other liabilities / Total liabilities	$0	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $2.9 million at December 31, 2022 is included in the Company’s consolidated statements of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.0 million as of December 31, 2022, including a $1.1 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
2022
Net interest income	$420,273	$319	$38	$0	$420,630
Provision for credit losses	14,773	0	0	0	14,773
Noninterest revenue	75,480	117,956	73,126	(7,837)	258,725
Amortization of intangible assets	4,753	6,607	3,854	0	15,214
Acquisition expenses	5,018	3	0	0	5,021
Acquisition-related contingent consideration adjustment	0	(500)	200	0	(300)
Other operating expenses	283,942	71,466	56,762	(7,837)	404,333
Income before income taxes	$187,267	$40,699	$12,348	$0	$240,314
Assets	$15,616,885	$226,135	$96,924	$(104,293)	$15,835,651
Goodwill	$732,088	$85,384	$24,369	$0	$841,841
Core deposit intangibles & Other intangibles	$12,304	$33,411	$15,281	$0	$60,996
2021
Net interest income	$374,078	$293	$41	$0	$374,412
Provision for credit losses	(8,839)	0	0	0	(8,839)
Noninterest revenue	67,910	116,621	68,834	(7,130)	246,235
Amortization of intangible assets	4,744	6,033	3,274	0	14,051
Acquisition expenses	638	36	27	0	701
Acquisition-related contingent consideration adjustment	0	200	0	0	200
Other operating expenses	265,525	64,423	50,368	(7,130)	373,186
Income before income taxes	$179,920	$46,222	$15,206	$0	$241,348
Assets	$15,325,732	$257,879	$97,391	$(128,345)	$15,552,657
Goodwill	$689,868	$85,321	$23,920	$0	$799,109
Core deposit intangibles & Other intangibles	$9,087	$40,018	$16,121	$0	$65,226
2020
Net interest income	$367,237	$943	$223	$0	$368,403
Provision for credit losses	14,212	0	0	0	14,212
Noninterest revenue	69,578	103,456	61,599	(6,214)	228,419
Amortization of intangible assets	5,515	5,724	3,058	0	14,297
Acquisition expenses	4,933	0	0	0	4,933
Other operating expenses	255,955	60,709	46,854	(6,214)	357,304
Income before income taxes	$156,200	$37,966	$11,910	$0	$206,076
Assets	$13,762,325	$217,780	$82,849	$(131,860)	$13,931,094
Goodwill	$690,121	$83,275	$20,312	$0	$793,708
Core deposit intangibles & Other intangibles	$13,831	$32,051	$7,058	$0	$52,940

NOTE U:  SUBSEQUENT EVENTS

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

Such events and transactions were evaluated through the date these consolidated financial statements were available to be issued and the Company determined such an event had occurred. In the first quarter of 2023, the Company executed the sale of $786.1 million in book value of its lower-yielding available-for-sale debt securities as part of a balance sheet repositioning. The sale resulted in a pre-tax realized loss of approximately $52.3 million, and the proceeds of $733.8 million were redeployed towards paying off existing wholesale borrowings. The balance sheet repositioning is a non-recognized subsequent event and will be reflected in the first quarter 2023 consolidated financial statements.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note D to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.

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

Allowance for Credit Losses – Qualitative Macroeconomic Adjustment for Consumer Mortgages

As described in Notes A and D to the consolidated financial statements, management estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2022, the allowance for credit losses for consumer mortgages was $14.3 million on consumer mortgages of $3.0 billion. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as changes in macroeconomic conditions, such as changes in unemployment rates, property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, and other relevant factors. For qualitative macroeconomic adjustments, management uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios.

The principal considerations for our determination that performing procedures relating to the qualitative macroeconomic adjustment to the allowance for credit losses for consumer mortgages is a critical audit matter are (i) the significant judgment by management in determining the macroeconomic qualitative adjustment for consumer mortgages, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating related evidence; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses estimation process, including controls over the qualitative macroeconomic adjustment for consumer mortgages. These procedures also included, among others, testing management’s process for determining the qualitative macroeconomic adjustment to the allowance for credit losses for consumer mortgages, including evaluating the appropriateness of management’s methodology and testing data used in the qualitative macroeconomic adjustment for consumer mortgages. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the qualitative macroeconomic adjustments.

/s/PricewaterhouseCoopers LLP

Buffalo, New York

March 1, 2023

We have served as the Company’s auditor since 1984.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2022 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC on or about March 27, 2023 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under the “Information about our Executive Officers” section of Item 1 contained in Part I of this Annual Report on Form 10-K.

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

-Consolidated Statements of Condition,

December 31, 2022 and 2021

-Consolidated Statements of Income,

Years ended December 31, 2022, 2021, and 2020

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2022, 2021, and 2020

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2022, 2021, and 2020

-Consolidated Statements of Cash Flows,

Years ended December 31, 2022, 2021, and 2020

-Notes to Consolidated Financial Statements,

December 31, 2022

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

3.5	Amended and Restated Bylaws, dated December 14, 2022. Incorporated by reference to Exhibit No. 3.2 to the Current Report on Form 8-K filed on December 19, 2022 (Registration No. 001-13695)

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

10.1

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.2

Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). (2)

10.3

Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.4

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.5

Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). (2)

10.6

Retirement and Release Agreement, dated March 13, 2020, by and among Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 19, 2020 (Registration No. 001-13695). (2)

10.7

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.8

Employment Agreement, dated December 31, 2019, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2020 (Registration No. 001-13695). (2)

10.9

Amendment to Employment Agreement, dated April 28, 2022, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on April 29, 2022 (Registration No. 001-13695). (2)

10.10

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.11

Employment Agreement, dated as of January 5, 2022, by and among Community Bank System, Inc., Community Bank N.A., and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2022 (Registration No. 001-13695). (2)

10.12

Retirement Agreement, dated August 24, 2022, by and among Community Bank System, Inc., Community Bank, N.A., and Joseph F. Serbun. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on August 26, 2022 (Registration No. 001-13695). (2)

10.13

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.14

Employment Agreement, dated March 22, 2021, by and among Community Bank System, Inc., Community Bank, N.A. and Dimitar Karaivanov. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on May10, 2022 (Registration No. 001-13695). (2)

10.15

Amendment to Employment Agreement, effective August 24, 2022, by and among Community Bank System, Inc., Community Bank, N.A., and Dimitar Karaivanov. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on August 26, 2022 (Registration No. 001-13695). (2)

10.16

Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.17

Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.18

Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.19

2004 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

10.20	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695). (2)

10.21

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

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Mark E. Tryniski
Mark E. Tryniski
President and Chief Executive Officer
March 1, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2023.

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