Form 10-Q
period 2023-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2023-05-10
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on April 28, 2023: 53,728,786 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$189,298	$209,896
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $640,396 and $466,902, respectively (cost of $3,871,881 and $4,675,474, respectively)	3,485,993	4,151,851
Held-to-maturity securities (fair value of $1,083,330 and $1,034,795, respectively)	1,090,235	1,079,695
Equity and other securities (cost of $53,595 and $82,424, respectively)	54,513	83,342

Loans, net	8,982,335	8,809,394
Allowance for credit losses	(63,170)	(61,059)
Net loans	8,919,165	8,748,335

Goodwill	842,936	841,841
Core deposit intangibles, net	11,108	12,304
Other intangibles, net	46,870	48,692
Goodwill and intangible assets, net	900,914	902,837

Premises and equipment, net	158,562	160,778
Accrued interest and fees receivable	42,476	52,613
Other assets	414,797	446,304

Total assets	$15,255,953	$15,835,651

Liabilities:
Noninterest-bearing deposits	$3,949,801	$4,140,617
Interest-bearing deposits	9,160,871	8,871,691
Total deposits	13,110,672	13,012,308

Overnight borrowings	58,400	768,400
Securities sold under agreement to repurchase, short-term	304,607	346,652
Other Federal Home Loan Bank borrowings	17,284	19,474
Subordinated notes payable	0	3,249
Accrued interest and other liabilities	130,977	133,863
Total liabilities	13,621,940	14,283,946

Commitments and contingencies (See Note I)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,359,535 and 54,190,201 shares issued, respectively	54,360	54,190
Additional paid-in capital	1,052,802	1,050,231
Retained earnings	1,134,527	1,152,452
Accumulated other comprehensive loss	(578,085)	(686,439)
Treasury stock, at cost (634,618 shares, including 117,103 shares held by deferred compensation arrangements at March 31, 2023 and 452,952 shares including 135,437 shares held by deferred compensation arrangements at December 31, 2022)	(36,325)	(26,485)
Deferred compensation arrangements (117,103 and 135,437 shares, respectively)	6,734	7,756
Total shareholders’ equity	1,634,013	1,551,705

Total liabilities and shareholders’ equity	$15,255,953	$15,835,651

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Interest and fees on loans	$100,362	$72,514
Interest and dividends on taxable investments	21,938	22,592
Interest and dividends on nontaxable investments	3,582	2,590
Total interest income	125,882	97,696

Interest expense:
Interest on deposits	9,928	2,565
Interest on borrowings	4,886	221
Interest on subordinated notes payable	38	38
Total interest expense	14,852	2,824

Net interest income	111,030	94,872
Provision for credit losses	3,500	906
Net interest income after provision for credit losses	107,530	93,966

Noninterest revenues:
Deposit service fees	15,134	16,155
Mortgage banking	275	155
Other banking services	1,022	739
Employee benefit services	29,384	29,580
Insurance services	11,522	10,409
Wealth management services	8,245	8,633
Loss on sales of investment securities	(52,329)	0
Gain on debt extinguishment	242	0
Unrealized gain on equity securities	0	2
Total noninterest revenues	13,495	65,673

Noninterest expenses:
Salaries and employee benefits	71,487	61,648
Data processing and communications	13,129	12,659
Occupancy and equipment	11,024	10,952
Amortization of intangible assets	3,667	3,732
Legal and professional fees	5,201	3,617
Business development and marketing	2,901	2,743
Acquisition expenses	57	299
Other expenses	6,586	4,157
Total noninterest expenses	114,052	99,807

Income before income taxes	6,973	59,832
Income taxes	1,175	12,777
Net income	$5,798	$47,055

Basic earnings per share	$0.11	$0.87
Diluted earnings per share	$0.11	$0.86

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Pension and other post retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(549)	$220
Tax effect	134	(54)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(415)	166

Amortization of prior service cost included in net periodic pension cost, gross	160	109
Tax effect	(39)	(26)
Amortization of prior service cost included in net periodic pension cost, net	121	83

Other comprehensive (loss) income related to pension and other post-retirement obligations, net of taxes	(294)	249

Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	91,260	(358,759)
Tax effect	(22,227)	87,143
Net unrealized holding gains (losses) on investment securities, net	69,033	(271,616)

Reclassification adjustment for net losses included in net income, gross	52,329	0
Tax effect	(12,714)	0
Reclassification adjustment for net losses included in net income, net	39,615	0

Other comprehensive gain (loss) related to unrealized gains (losses) on investment securities, net of taxes	108,648	(271,616)

Other comprehensive income (loss), net of tax	108,354	(271,367)
Net income	5,798	47,055
Comprehensive income (loss)	$114,152	$(224,312)

	As of
	March 31,	December 31,
	2023	2022
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(41,922)	$(41,533)
Tax effect	10,327	10,232
Net unrealized loss for pension and other post-retirement obligations	(31,595)	(31,301)

Unrealized loss on investment securities	(721,194)	(864,783)
Tax effect	174,704	209,645
Net unrealized loss on investment securities	(546,490)	(655,138)

Accumulated other comprehensive loss	$(578,085)	$(686,439)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2023 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				5,798				5,798

Other comprehensive income, net of tax					108,354			108,354

Dividends declared:
Common, $0.44 per share				(23,723)				(23,723)

Common stock activity under employee stock plans	169,333	170	343					513

Stock-based compensation			2,272					2,272

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(200,000)					(10,906)		(10,906)

Treasury stock issued to benefit plans, net	(929)					(60)	60	0

Balance at March 31, 2023	53,724,917	$54,360	$1,052,802	$1,134,527	$(578,085)	$(36,325)	$6,734	$1,634,013

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				47,055				47,055

Other comprehensive loss, net of tax					(271,367)			(271,367)

Dividends declared:
Common, $0.43 per share				(23,234)				(23,234)

Common stock activity under employee stock plans	71,214	72	413					485

Stock-based compensation			1,886					1,886

Distribution of stock under deferred compensation arrangements	14,914		104			738	(842)	0

Treasury stock purchased	(50,000)					(3,529)		(3,529)

Treasury stock issued to benefit plans, net	(813)					(63)	63	0

Balance at March 31, 2022	53,913,362	$54,164	$1,043,707	$1,082,107	$(321,994)	$(13,464)	$7,583	$1,852,103

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$5,798	$47,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,304	3,690
Amortization of intangible assets	3,667	3,732
Net amortization (accretion) on securities, loans and borrowings	508	(4,547)
Stock-based compensation	2,272	1,886
Gain on debt extinguishment	(242)	0
Provision for credit losses	3,500	906
Amortization of mortgage servicing rights	233	109
Loss on sales of investment securities	52,329	0
Unrealized gain on equity securities	0	(2)
Income from bank-owned life insurance policies	(587)	(440)
Net gain on sale of assets	(399)	(450)
Change in other assets and liabilities	6,991	(1)
Net cash provided by operating activities	77,374	51,938
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	20,543	49,667
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	10	0
Proceeds from maturities and redemptions of equity and other investment securities	32,148	460
Proceeds from sales of available-for-sale investment securities	733,789	0
Purchases of available-for-sale investment securities	0	(1,256,723)
Purchases of held-to-maturity investment securities	(3,310)	0
Purchases of equity and other securities	(3,319)	(37)
Net increase in loans	(179,292)	(49,556)
Cash paid for acquisitions, net of cash acquired of $0, and $0, respectively	(2,061)	(2,464)
Proceeds from sales of premises and equipment, net	1,634	368
Purchases of premises and equipment, net	(4,070)	(2,582)
Real estate limited partnership investments	0	(247)
Net cash provided by (used in) investing activities	596,072	(1,261,114)
Financing activities:
Net increase in deposits	98,364	406,499
Net decrease in overnight borrowings	(710,000)	0
Net decrease in securities sold under agreement to repurchase, short-term	(42,045)	(24,189)
Net decrease in other Federal Home Loan Bank borrowings	(2,215)	(24)
Redemption of subordinated notes payable	(3,000)	0
Proceeds from the issuance of common stock	513	485
Purchases of treasury stock	(10,966)	(3,592)
Increase in deferred compensation arrangements	60	63
Cash dividends paid	(23,708)	(23,235)
Withholding taxes paid on share-based compensation	(1,047)	(969)
Net cash (used in) provided by financing activities	(694,044)	355,038
Change in cash and cash equivalents	(20,598)	(854,138)
Cash and cash equivalents at beginning of period	209,896	1,875,064
Cash and cash equivalents at end of period	$189,298	$1,020,926

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,815	$2,839
Cash paid for income taxes	1,065	3,344
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,778	23,234
Transfers from loans to other real estate	18	203
Transfers from premises and equipment, net to other assets	1,443	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	32	0
Fair value of liabilities assumed	9	0

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2023 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

NOTE B: ACQUISITIONS

Subsequent Period Acquisition

On May 1, 2023, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of certain assets of Hyde Park Insurance Services, Inc., an insurance agency headquartered in Tampa, Florida for $4.3 million in cash. The effects of the acquired assets will be included in the 2023 consolidated financial statements beginning in the second quarter of 2023.

Current and Prior Period Acquisitions

On March 1, 2023, the Company completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”) for $1.8 million in cash. The Company recorded a $0.5 million customer list intangible and recognized $1.3 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.1 million and direct expenses of approximately $0.2 million were included in the consolidated statement of income for the three months ended March 31, 2023.

On November 1, 2022, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of JMD Associates, LLC (“JMD”), an insurance agency headquartered in Boca Raton, Florida. The Company paid $1.0 million in cash and recorded a $0.1 million intangible asset for a noncompete agreement, a $0.4 million customer list intangible and $0.5 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.1 million and direct expenses of approximately $0.1 million were included in the consolidated statement of income for the three months ended March 31, 2023.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $583.7 million of identifiable assets, including $437.0 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $41.9 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $4.7 million and direct expenses of approximately $1.1 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statement of income for the three months ended March 31, 2023. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

On January 1, 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Included in the consolidated statements of income for the three months ended March 31, 2023 and 2022 are revenues of approximately $0.2 million and $0.3 million, respectively, and direct expenses of approximately $0.1 million in each of the three months ended March 31, 2023 and 2022.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, and were subject to adjustment based on updated information not available at the time of the acquisitions. Through the first quarter of 2023, the carrying amount of accrued interest and fees receivable, other assets and other liabilities associated with the Elmira acquisition was adjusted upon receipt of new information as a result of adjustments to employee benefits accruals and deferred income taxes. The adjustments resulted in a net decrease to goodwill of $0.3 million.

The Elmira and Axiom acquisitions generally expanded the Company’s banking geographic presence in New York. The OneGroup acquisitions generally expanded the Company’s nonbanking presence in New York and Florida. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2023			2022
(000s omitted)	Axiom	Other(1)	Total	Elmira	Other(2)	Total
Consideration:
Cash	$1,819	$242	$2,061	$82,179	$3,477	$85,656

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	0	84,988	0	84,988
Investment securities	0	0	0	11,305	0	11,305
Loans, net of allowance for credit losses on PCD loans	0	0	0	436,954	0	436,954
Premises and equipment, net	25	5	30	11,303	14	11,317
Accrued interest and fees receivable	0	0	0	882	0	882
Other assets	2	0	2	30,337	0	30,337
Core deposit intangibles	0	0	0	7,970	0	7,970
Other intangibles	531	118	649	0	3,014	3,014
Deposits	0	0	0	(522,295)	0	(522,295)
Other liabilities	(9)	0	(9)	(3,575)	0	(3,575)
Other Federal Home Loan Bank borrowings	0	0	0	(17,616)	0	(17,616)
Total identifiable assets, net	549	123	672	40,253	3,028	43,281
Goodwill	$1,270	$119	$1,389	$41,926	$449	$42,375
(1)	Includes amounts for OneGroup acquisition completed in 2023.
(2)	Includes amounts for all OneGroup acquisitions completed in 2022.

The Company acquired loans from Elmira for which there was not evidence of a more-than-insignificant deterioration in credit quality since origination (non-PCD loans) with an unpaid principal balance of $455.7 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net discount of $20.8 million.

The Company acquired loans from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (PCD loans). There were no investment securities acquired from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

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

The core deposit intangibles related to the Elmira acquisition and other intangibles related to three of the OneGroup acquisitions completed in 2022, the OneGroup acquisition completed in 2023, and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira and Axiom acquisitions and the All Other segment for the OneGroup acquisition completed in 2023 and the JMD acquisition. Goodwill arising from the Elmira acquisition is not deductible for tax purposes. Goodwill arising from the Axiom acquisition, the OneGroup acquisition completed in 2023, and the JMD acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.1 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, and have been separately stated in the consolidated statements of income.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 87 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 except as noted below.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023, $31.7 million of accounts receivable, including $9.2 million of unbilled fee revenue, and $1.8 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2022, $33.3 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition.

Loan Modifications

The Company, in certain situations, will modify a loan with a borrower experiencing financial difficulty that results in a direct change in the timing or amount of contractual cash flows. Applicable modifications include but are not limited to principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension (other than administrative) or a combination thereof. Principal forgiveness is defined as any contractual reduction in the amount of principal due without receiving payment or assets. Interest rate reduction is defined as the change results in the borrower receiving a below market interest rate. A delay in payment that is other-than-insignificant is determined by considering factors including the amount of the restructured payments relative to the unpaid principal or collateral value of the loan, as well as the timing of the restructured payment relative to the frequency of payments due under the debt, the debt’s original contract maturity and the debt’s original expected duration. Generally, a delay in payment greater than 90 days in the last twelve months would be considered other-than-insignificant. The Company considers several factors to assess whether a borrower is experiencing financial difficulty, including but not limited to payment default or expected payment default, bankruptcy of the borrower, substantial doubt whether the borrower will continue as a going concern and estimates or projections of the borrower’s financial condition that indicate that the borrower will be unable to service the loan in accordance with the contractual provisions of the existing agreement. Following the adoption of ASU 2022-02 on January 1, 2023, the Company has established a policy to identify and disclose information required by FASB ASC 310-10-50 regarding modifications made to borrowers experiencing financial difficulty.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period’s presentation.

Recently Adopted Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. The Company adopted this guidance on January 1, 2023 on a prospective basis and while it resulted in expanded disclosures, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,876,765	$0	$299,774	$2,576,991	$3,660,546	$0	$417,009	$3,243,537
Obligations of state and political subdivisions	541,118	1,746	32,995	509,869	549,118	506	45,327	504,297
Government agency mortgage-backed securities	433,829	105	53,476	380,458	444,689	58	60,114	384,633
Corporate debt securities	8,000	0	810	7,190	8,000	0	886	7,114
Government agency collateralized mortgage obligations	12,169	1	685	11,485	13,121	1	852	12,270
Total available-for-sale portfolio	$3,871,881	$1,852	$387,740	$3,485,993	$4,675,474	$565	$524,188	$4,151,851

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,086,936	$78	$6,983	$1,080,031	$1,079,695	$0	$44,900	$1,034,795
Government agency mortgage-backed securities	3,299	15	15	3,299	0	0	0	0
Total held-to-maturity portfolio	$1,090,235	$93	$6,998	$1,083,330	$1,079,695	$0	$44,900	$1,034,795

Equity and Other Securities:
Equity securities, at fair value	$251	$168	$0	$419	$251	$168	$0	$419
Federal Home Loan Bank common stock	15,342	0	0	15,342	47,497	0	0	47,497
Federal Reserve Bank common stock	33,568	0	0	33,568	31,144	0	0	31,144
Other equity securities, at adjusted cost	4,434	750	0	5,184	3,532	750	0	4,282
Total equity and other securities	$53,595	$918	$0	$54,513	$82,424	$918	$0	$83,342

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2023

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	14	$447,018	$1,900	69	$2,129,973	$297,874	83	$2,576,991	$299,774
Obligations of state and political subdivisions	205	105,503	1,447	330	236,260	31,548	535	341,763	32,995
Government agency mortgage-backed securities	207	33,650	1,264	544	336,011	52,212	751	369,661	53,476
Corporate debt securities	2	7,190	810	0	0	0	2	7,190	810
Government agency collateralized mortgage obligations	8	750	17	35	10,710	668	43	11,460	685
Total available-for-sale investment portfolio	436	$594,111	$5,438	978	$2,712,954	$382,302	1,414	$3,307,065	$387,740

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	21	$1,043,209	$6,983	0	$0	$0	21	$1,043,209	$6,983
Government agency mortgage-backed securities	1	1,423	15	0	0	0	1	1,423	15
Total held-to-maturity portfolio	22	$1,044,632	$6,998	0	$0	$0	22	$1,044,632	$6,998

As of December 31, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	41	$1,384,075	$132,511	61	$1,859,462	$284,498	102	$3,243,537	$417,009
Obligations of state and political subdivisions	582	370,524	35,488	76	47,923	9,839	658	418,447	45,327
Government agency mortgage-backed securities	497	190,727	19,508	274	189,919	40,606	771	380,646	60,114
Corporate debt securities	0	0	0	2	7,114	886	2	7,114	886
Government agency collateralized mortgage obligations	29	9,968	600	17	2,274	252	46	12,242	852
Total available-for-sale investment portfolio	1,149	$1,955,294	$188,107	430	$2,106,692	$336,081	1,579	$4,061,986	$524,188

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900
Total held-to-maturity portfolio	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis done by the Company, the issuers of the securities show a low risk of default. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2023 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2023. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $12.3 million at March 31, 2023 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2023 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of March 31, 2023. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $2.8 million at March 31, 2023 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$522,140	$519,910
Due after one through five years	0	0	942,103	862,807
Due after five years through ten years	543,031	541,541	1,251,796	1,127,354
Due after ten years	543,905	538,490	709,844	583,979
Subtotal	1,086,936	1,080,031	3,425,883	3,094,050
Government agency mortgage-backed securities	3,299	3,299	433,829	380,458
Government agency collateralized mortgage obligations	0	0	12,169	11,485
Total	$1,090,235	$1,083,330	$3,871,881	$3,485,993

Investment securities with a fair value of $3.75 billion and $2.18 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $640.4 million and $466.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at March 31, 2023 and December 31, 2022, respectively. All securities sold under agreement to repurchase as of March 31, 2023 and December 31, 2022 have an overnight and continuous maturity.

During the first quarter of 2023, the Company sold $786.1 million in book value of available-for-sale U.S. Treasury and agency securities, recognizing $52.3 million of gross realized losses. The sales were completed in January and February 2023 as part of a strategic balance sheet repositioning and were unrelated to the negative developments in the banking industry that occurred in March 2023. The proceeds from these sales of $733.8 million were redeployed entirely towards paying off existing overnight borrowings.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2023	2022
Business lending	$3,747,942	$3,645,665
Consumer mortgage	3,019,718	3,012,475
Consumer indirect	1,605,659	1,539,653
Consumer direct	176,989	177,605
Home equity	432,027	433,996
Gross loans, including deferred origination costs	8,982,335	8,809,394
Allowance for credit losses	(63,170)	(61,059)
Loans, net of allowance for credit losses	$8,919,165	$8,748,335

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of March 31, 2023:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$5,514	$0	$4,392	$9,906	$3,738,036	$3,747,942
Consumer mortgage	11,767	3,509	23,295	38,571	2,981,147	3,019,718
Consumer indirect	11,152	151	0	11,303	1,594,356	1,605,659
Consumer direct	1,100	81	26	1,207	175,782	176,989
Home equity	2,344	286	2,032	4,662	427,365	432,027
Total	$31,877	$4,027	$29,745	$65,649	$8,916,686	$8,982,335

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$9,818	$0	$4,689	$14,507	$3,631,158	$3,645,665
Consumer mortgage	13,757	3,510	22,583	39,850	2,972,625	3,012,475
Consumer indirect	16,767	178	0	16,945	1,522,708	1,539,653
Consumer direct	1,307	132	28	1,467	176,138	177,605
Home equity	3,595	299	1,945	5,839	428,157	433,996
Total	$45,244	$4,119	$29,245	$78,608	$8,730,786	$8,809,394

No interest income on nonaccrual loans was recognized during the three months ended March 31, 2023 and 2022. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2023 and December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$129,658	$730,008	$361,349	$221,000	$237,879	$753,972	$667,589	$442,133	$3,543,588
Special mention	623	2,620	4,712	6,926	3,261	56,953	30,721	31,774	137,590
Classified	224	2,972	399	1,126	3,034	32,787	6,770	19,452	66,764
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$130,505	$735,600	$366,460	$229,052	$244,174	$843,712	$705,080	$493,359	$3,747,942

Current period gross charge-offs	$0	$47	$0	$0	$0	$0	$128	$0	$175

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$747,573	$373,913	$232,591	$246,820	$168,468	$604,745	$646,771	$401,531	$3,422,412
Special mention	2,787	4,836	3,781	3,676	14,593	45,627	29,403	29,975	134,678
Classified	1,800	775	1,138	3,196	12,235	38,138	10,587	20,706	88,575
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$752,160	$379,524	$237,510	$253,692	$195,296	$688,510	$686,761	$452,212	$3,645,665

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

The following table details the balances in all other loan categories at March 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$51,091	$369,653	$483,070	$213,716	$169,347	$676,623	$369	$65,562	$2,029,431
Nonperforming	0	27	471	567	130	4,949	0	447	6,591
Total FICO AB	51,091	369,680	483,541	214,283	169,477	681,572	369	66,009	2,036,022
FICO CDE(2)
Performing	18,148	161,398	176,898	109,853	78,092	368,417	27,200	23,477	963,483
Nonperforming	0	614	900	1,311	1,496	14,877	0	1,015	20,213
Total FICO CDE	18,148	162,012	177,798	111,164	79,588	383,294	27,200	24,492	983,696
Total consumer mortgage	$69,239	$531,692	$661,339	$325,447	$249,065	$1,064,866	$27,569	$90,501	$3,019,718

Current period gross charge-offs	$0	$0	$0	$0	$0	$19	$0	$0	$19

Consumer indirect:
Performing	$203,427	$731,811	$381,847	$112,730	$82,525	$93,168	$0	$0	$1,605,508
Nonperforming	0	18	31	73	0	29	0	0	151
Total consumer indirect	$203,427	$731,829	$381,878	$112,803	$82,525	$93,197	$0	$0	$1,605,659

Current period gross charge-offs	$0	$913	$621	$382	$189	$426	$0	$0	$2,531

Consumer direct:
Performing	$22,565	$73,630	$40,886	$14,585	$10,188	$8,622	$6,406	$0	$176,882
Nonperforming	0	30	0	0	0	69	8	0	107
Total consumer direct	$22,565	$73,660	$40,886	$14,585	$10,188	$8,691	$6,414	$0	$176,989

Current period gross charge-offs	$0	$172	$151	$15	$21	$95	$51	$0	$505

Home equity:
Performing	$11,531	$68,635	$70,163	$36,328	$30,112	$53,840	$129,361	$29,739	$429,709
Nonperforming	0	0	10	307	173	623	589	616	2,318
Total home equity	$11,531	$68,635	$70,173	$36,635	$30,285	$54,463	$129,950	$30,355	$432,027

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

The following table details the balances in all other loan categories at December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$379,171	$492,731	$217,889	$173,942	$100,161	$604,258	$954	$58,639	$2,027,745
Nonperforming	0	75	573	184	399	4,347	0	449	6,027
Total FICO AB	379,171	492,806	218,462	174,126	100,560	608,605	954	59,088	2,033,772
FICO CDE(2)
Performing	160,388	178,262	112,640	79,357	54,861	323,189	27,884	22,056	958,637
Nonperforming	120	974	1,250	1,606	2,127	13,177	151	661	20,066
Total FICO CDE	160,508	179,236	113,890	80,963	56,988	336,366	28,035	22,717	978,703
Total consumer mortgage	$539,679	$672,042	$332,352	$255,089	$157,548	$944,971	$28,989	$81,805	$3,012,475

Consumer indirect:
Performing	$777,513	$422,594	$129,449	$99,593	$52,298	$58,028	$0	$0	$1,539,475
Nonperforming	18	1	53	67	15	24	0	0	178
Total consumer indirect	$777,531	$422,595	$129,502	$99,660	$52,313	$58,052	$0	$0	$1,539,653

Consumer direct:
Performing	$84,111	$46,381	$17,066	$12,729	$5,573	$5,020	$6,563	$2	$177,445
Nonperforming	6	51	1	1	29	50	22	0	160
Total consumer direct	$84,117	$46,432	$17,067	$12,730	$5,602	$5,070	$6,585	$2	$177,605

Home equity:
Performing	$69,575	$72,270	$37,964	$31,506	$16,068	$41,097	$132,703	$30,569	$431,752
Nonperforming	0	10	114	169	105	606	563	677	2,244
Total home equity	$69,575	$72,280	$38,078	$31,675	$16,173	$41,703	$133,266	$31,246	$433,996
(1)	FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)	FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed and, if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of March 31, 2023 and December 31, 2022 follows:

	March 31,	December 31,
(000’s omitted)	2023	2022
Loans with allowance allocation	$0	$0
Loans without allowance allocation	3,093	3,163
Carrying balance	3,093	3,163
Contractual balance	4,201	4,201
Specifically allocated allowance	0	0

The average carrying balance of individually assessed loans was $3.1 million and $12.3 million for the three months ended March 31, 2023 and 2022, respectively. No interest income was recognized on individually assessed loans for the three months ended March 31, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three months ended March 31, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

Prior to the adoption of ASU 2022-02 on January 1, 2023, modified loans were reviewed by the Company to identify if a troubled debt restructuring (“TDR”) had occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. The amount of TDRs as of December 31, 2022 and the amount of loans modified in a TDR during the three months ended March 31, 2022 were immaterial.

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(175)	$172	$1,933	$25,227
Consumer mortgage	14,343	(19)	7	(53)	14,278
Consumer indirect	17,852	(2,531)	1,347	1,379	18,047
Consumer direct	2,973	(505)	187	375	3,030
Home equity	1,594	0	6	(12)	1,588
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(3,230)	1,719	3,622	63,170
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(122)	1,001
Total allowance for credit losses	$62,182	$(3,230)	$1,719	$3,500	$64,171

	Three Months Ended March 31, 2022
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$22,995	$(116)	$339	$(1,454)	$21,764
Consumer mortgage	10,017	(40)	9	338	10,324
Consumer indirect	11,737	(1,688)	1,000	1,817	12,866
Consumer direct	2,306	(301)	176	544	2,725
Home equity	1,814	(11)	93	(428)	1,468
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	49,869	(2,156)	1,617	817	50,147
Liabilities for off-balance-sheet credit exposures	803	0	0	89	892
Total allowance for credit losses	$50,672	$(2,156)	$1,617	$906	$51,039

The allowance for credit losses increased to $63.2 million at March 31, 2023 compared to $61.1 million at December 31, 2022 and $50.1 million at March 31, 2022, reflective of a weaker economic forecast and an increase in loans outstanding.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $23.8 million at March 31, 2023, and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as “CECL”, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards, as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period using a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that do utilize collateral values, with a four-quarter reversion to the historical mean, to use as part of the economic forecast. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of March 31, 2023. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels offset by modest GDP and household income growth and continued deterioration in residential real estate, commercial real estate and used auto prices.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

During the three months ended March 31, 2023, the Company did not purchase any loans, while the Company sold $0.5 million of secondary market eligible residential consumer mortgage loans during the period.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(66,265)	$11,108	$77,373	$(65,069)	$12,304
Other intangibles	120,462	(73,592)	46,870	119,813	(71,121)	48,692
Total amortizing intangibles	$197,835	$(139,857)	$57,978	$197,186	$(136,190)	$60,996

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Apr - Dec 2023	$10,153
2024	11,730
2025	9,994
2026	8,838
2027	3,408
Thereafter	13,855
Total	$57,978

Shown below are the components of the Company’s goodwill at December 31, 2022 and March 31, 2023:

(000’s omitted)	December 31, 2022	Activity	March 31, 2023
Goodwill	$841,841	$1,095	$842,936

NOTE G: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company did not make a contribution to its defined benefit pension plan in the first quarter of 2023. The Company made a $0.1 million contribution to its defined benefit pension plan in the first quarter of 2022.

The net periodic benefit cost for the three months ended March 31, 2023 and 2022 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000’s omitted)	2023	2022	2023	2022
Service cost	$1,108	$1,240	$0	$0
Interest cost	1,890	1,334	23	11
Expected return on plan assets	(4,020)	(4,756)	0	0
Amortization of unrecognized net (gain) loss	(555)	211	6	9
Amortization of prior service cost	205	154	(45)	(45)
Net periodic benefit	$(1,372)	$(1,817)	$(16)	$(25)

NOTE H: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2023.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At March 31, 2023, weighted-average anti-dilutive stock options outstanding were immaterial, compared to approximately 0.2 million for the three months ended March 31, 2022 that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2023	2022
Net income	$5,798	$47,055
Income attributable to unvested stock-based compensation awards	(17)	(119)
Income available to common shareholders	$5,781	$46,936

Weighted-average common shares outstanding – basic	53,843	53,993
Basic earnings per share	$0.11	$0.87

Net income	$5,798	$47,055
Income attributable to unvested stock-based compensation awards	(17)	(119)
Income available to common shareholders	$5,781	$46,936

Weighted-average common shares outstanding – basic	53,843	53,993
Assumed exercise of stock options	207	386
Weighted-average common shares outstanding – diluted	54,050	54,379
Diluted earnings per share	$0.11	$0.86

Stock Repurchase Program

At its December 2022 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 200,000 shares of treasury stock purchases made under this authorization during the first quarter of 2023.

At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022, including 50,000 shares of treasury stock purchases made during the first quarter of 2022.

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

The contract amounts of commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2023	2022
Commitments to extend credit	$1,459,684	$1,486,791
Standby letters of credit	56,805	57,347
Total	$1,516,489	$1,544,138

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of March 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTE J: FAIR VALUE

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

	March 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,511,088	$65,903	$0	$2,576,991
Obligations of state and political subdivisions	0	509,869	0	509,869
Government agency mortgage-backed securities	0	380,458	0	380,458
Corporate debt securities	0	7,190	0	7,190
Government agency collateralized mortgage obligations	0	11,485	0	11,485
Total available-for-sale investment securities	2,511,088	974,905	0	3,485,993
Equity securities	419	0	0	419
Mortgage loans held for sale	0	275	0	275
Commitments to originate real estate loans for sale	0	0	29	29
Forward sales commitments	0	6	0	6
Total	$2,511,507	$975,186	$29	$3,486,722

	December 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,178,189	$65,348	$0	$3,243,537
Obligations of state and political subdivisions	0	504,297	0	504,297
Government agency mortgage-backed securities	0	384,633	0	384,633
Corporate debt securities	0	7,114	0	7,114
Government agency collateralized mortgage obligations	0	12,270	0	12,270
Total available-for-sale investment securities	3,178,189	973,662	0	4,151,851
Equity securities	419	0	0	419
Commitments to originate real estate loans for sale	0	0	5	5
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1	0	1
Interest rate swap agreements liability	0	(1)	0	(1)
Total	$3,178,608	$973,667	$5	$4,152,280

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.3 million at March 31, 2023. There were no mortgage loans held for sale at December 31, 2022. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2023				December 31, 2022
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Other real estate owned	$0	$0	$508	$508	$0	$0	$503	$503
Mortgage servicing rights	0	0	983	983	0	0	1,169	1,169
Contingent consideration	0	0	(2,800)	(2,800)	0	0	(2,800)	(2,800)
Total	$0	$0	$(1,309)	$(1,309)	$0	$0	$(1,128)	$(1,128)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 72.8% at March 31, 2023 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $0.7 million at March 31, 2023 and December 31, 2022.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	March 31, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$508	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (31.4%)
Commitments to originate real estate loans for sale	29	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	983	Discounted cash flow	Weighted average constant prepayment rate	3.3% - 3.9% (3.3%)
			Weighted average discount rate	4.2% - 4.6% (4.6%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability adjusted level of retained revenue	$3.1 million - $5.1 million

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$503	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (35.7%)
Commitments to originate real estate loans for sale	5	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,169	Discounted cash flow	Weighted average constant prepayment rate	2.9% - 3.3% (2.9%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability adjusted level of retained revenue	$3.1 million - $5.1 million

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2023 and December 31, 2022 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	March 31, 2023		December 31, 2022
	Carrying		Carrying
(000’s omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$8,919,165	$8,765,403	$8,748,335	$8,696,185
Held-to-maturity securities	1,090,235	1,083,330	1,079,695	1,034,795
Financial liabilities:
Deposits	13,110,672	13,080,256	13,012,308	12,981,487
Overnight borrowings	58,400	58,400	768,400	768,400
Securities sold under agreement to repurchase, short-term	304,607	304,607	346,652	346,652
Other Federal Home Loan Bank borrowings	17,284	17,131	19,474	19,377
Subordinated notes payable	0	0	3,249	3,249

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

Borrowings and subordinated notes payable have been classified as a Level 2 valuation. The fair value of overnight borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for other FHLB borrowings and subordinated notes payable are estimated using discounted cash flows and interest rates currently being offered on similar securities. The difference between the carrying values of subordinated notes payable, and their fair values, are not material as of the reporting dates.

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

NOTE K: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes the operating subsidiaries of Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Fringe Benefits Design of Minnesota, Inc. (“FBD”), Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup NY, Inc. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended March 31, 2023
Net interest income	$110,682	$254	$94	$0	$111,030
Provision for credit losses	3,500	0	0	0	3,500
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Gain on debt extinguishment	242	0	0	0	242
Other noninterest revenues	17,362	30,221	20,228	(2,229)	65,582
Amortization of intangible assets	1,206	1,633	828	0	3,667
Acquisition expenses	17	0	40	0	57
Other operating expenses	78,266	18,964	15,327	(2,229)	110,328
Income (loss) before income taxes	$(7,032)	$9,878	$4,127	$0	$6,973
Assets	$15,040,487	$229,091	$98,145	$(111,770)	$15,255,953
Goodwill	$733,064	$85,384	$24,488	$0	$842,936
Core deposit intangibles & Other intangibles	$11,629	$31,778	$14,571	$0	$57,978

Three Months Ended March 31, 2022
Net interest income	$94,798	$68	$6	$0	$94,872
Provision for credit losses	906	0	0	0	906
Noninterest revenues	18,008	30,188	19,540	(2,063)	65,673
Amortization of intangible assets	1,045	1,671	1,016	0	3,732
Acquisition expenses	298	1	0	0	299
Other operating expenses	66,656	17,597	13,586	(2,063)	95,776
Income before income taxes	$43,901	$10,987	$4,944	$0	$59,832
Assets	$15,402,218	$260,166	$97,945	$(134,446)	$15,625,883
Goodwill	$689,868	$85,292	$23,920	$0	$799,080
Core deposit intangibles & Other intangibles	$8,041	$38,348	$17,569	$0	$63,958

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2023 and 2022, although in some circumstances the fourth quarter of 2022 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 29. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2023, “last year” and equivalent terms refer to calendar year 2022, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets, and acquired loan valuations. A summary of the accounting policies used by management is disclosed in the MD&A on pages 31-33 and Note A, “Summary of Significant Accounting Policies” on pages 76-87 of the most recent Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023, and there have been no material changes. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 11 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL and helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. Diluted earnings per share were $0.11 in the first quarter of 2023, compared to $0.86 in the first quarter of 2022, a decrease of $0.75, or 87.2%. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.90 in the first quarter of 2023, compared to $0.91 in the first quarter of 2022, a decrease of $0.01, or 1.1%. Adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, was $1.16 in the first quarter of 2023, up $0.04, or 3.6%, from the first quarter of 2022. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

First quarter net income decreased $41.3 million as compared to the first quarter of 2022 and earnings per share of $0.11 for the first quarter of 2023 decreased $0.75 from the first quarter of 2022. The decrease in net income and earnings per share for the quarter was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities during the quarter in connection with a balance sheet repositioning executed in order to reduce overnight borrowings and improve net interest income and net interest margin. The sales were completed in January and February 2023 and were unrelated to the negative developments in the banking industry that occurred in March 2023. In addition, increases in the provision for credit losses and operating expenses were offset by increases in net interest income and noninterest revenues, lower income taxes and a decrease in fully-diluted shares outstanding. First quarter net income adjusted to exclude the realized loss on sales of investment securities, gain on debt extinguishment, acquisition expenses and unrealized gains and losses on equity securities (“operating net income”), a non-GAAP measure, decreased $0.5 million as compared to the first quarter of 2022. Earnings per share adjusted to exclude the realized loss on sales of investment securities, gain on debt extinguishment, acquisition expenses and unrealized gains and losses on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.86 for the first quarter decreased $0.01 compared to the first quarter of 2022.

The Company’s deposit base and liquidity position continues to be strong, as the Company maintained total immediately available liquidity sources of $4.69 billion at the end of the first quarter of 2023, over double its estimated uninsured deposits, net of collateralized deposits, which represent less than 20% of the same quarter’s ending total deposits. The Company’s deposit base is well diversified across customer segments, which as of March 31, 2023 is comprised of approximately 63% consumer, 25% business and 12% municipal, and broadly dispersed with an average deposit account balance under $20,000. Since the Federal Reserve began raising the federal funds rate on March 17, 2022 in the current hiking cycle in an effort to combat inflation, the cycle-to-date deposit beta for the Company was 5% and the cycle-to-date total funding beta was 8%, reflective of a high proportion of non-interest bearing deposits, representing over 30% of total deposits, and the composition and stability of the customer base. In addition, 74% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the first quarter. The Company does not currently utilize brokered or wholesale deposits and total deposits increased approximately 1% from the end of the prior quarter.

Fully tax-equivalent net interest margin increased 47 basis points between the first quarter of 2022 and the first quarter of 2023. Loans increased on both an average and ending basis as compared to the prior year first quarter, reflective of continued strong organic loan growth along with the second quarter 2022 acquisition of Elmira Savings Bank (“Elmira”). Deposits decreased on both an average and ending basis as compared to the first quarter of 2022 due in part to outflows driven by the continued spend down of funds accumulated during the pandemic with higher customer expenditure levels in the inflationary environment. While deposits also declined on an average basis as compared to the fourth quarter of 2022, deposits increased on an ending basis over the same period due to growth in public fund deposits. The yield on average interest earning assets increased 82 basis points compared to the prior year first quarter as the yield on average loans and yield on average investments both improved. The yield on average loans for the first quarter increased 60 basis points compared to the first quarter of 2022, driven by market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The yield on average investments, including cash equivalents, increased 49 basis points compared to the prior year, which also benefitted from rising market interest rates as well as a change in the mix of investment securities and cash equivalents. The Company’s total cost of funds increased 35 basis points from the year earlier period, as the rate paid on interest-bearing deposits increased 34 basis points and the rate paid on borrowings increased 245 basis points, impacted by the Company transitioning to an overnight wholesale borrowing position between the periods to meet its funding needs.

In order to reduce the amount of overnight wholesale borrowings bearing rising and comparatively high variable interest rates and provide the Company with greater flexibility in managing balance sheet growth and deposit funding, the Company executed a balance sheet repositioning in the first quarter of 2023. The Company sold certain lower-yielding available-for-sale debt securities with a book value of $786.1 million and recognized a $52.3 million pre-tax realized loss on the sale that negatively impacted earnings by $0.75 per share. Proceeds from the sale of $733.8 million were redeployed entirely towards paying off existing wholesale borrowings with a cost of funds that was approximately 320 basis points higher than the yield earned on the securities that were sold. The Company estimates that the loss will be recouped within approximately two years.

The first quarter 2023 provision for credit losses of $3.5 million was $2.6 million higher than the provision for credit losses of $0.9 million during the first quarter of 2022, reflective of a weaker economic outlook combined with an increase in loans outstanding. Comparatively, in the first quarter of 2022, economic forecasts remained generally stable and loans outstanding grew at a slower rate. Asset quality remained strong as first quarter 2023 nonperforming and delinquent loan ratios decreased in comparison to the first quarter of 2022, while net charge-offs of $1.5 million remained low at an annualized 0.07% of average loans, but were $1.0 million higher than the $0.5 million in the first quarter of 2022.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, were down $0.6 million as compared to the prior year’s first quarter, as the Company implemented certain deposit fee changes, including the elimination of consumer nonsufficient and unavailable funds fees, late in the fourth quarter of 2022. These changes ensure that the Company continues to provide customers with affordable and competitive banking options. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, were up $0.5 million as compared to the prior year’s first quarter, due to a $1.1 million increase in insurance services revenues that were partially offset by declines in employee benefit services and wealth management services revenues.

Noninterest expenses increased $14.2 million, or 14.3%, between the first quarter of 2022 and the first quarter of 2023, primarily due to a $9.8 million increase in salaries and employee benefits driven by increases in merit, severance and incentive-related employee wages, including minimum wage-related compression on the lower end of the Company’s pay scale, acquisition-related and other additions to staffing, higher payroll taxes and higher employee benefit-related expenses. The remaining net increase in other expense categories were due to various factors including inflationary pressures and incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition in the second quarter of 2022.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $5.8 million decreased $41.3 million, or 87.7%, as compared to the first quarter of 2022. Earnings per share of $0.11 for the first quarter of 2023 decreased $0.75 compared to the first quarter of 2022. The decrease in earnings per share was primarily due to the impact of the previously mentioned strategic balance sheet repositioning executed during the quarter to provide the Company with greater flexibility in managing balance sheet growth and deposit funding. During the quarter but prior to the negative developments in the banking industry that occurred in March 2023, the Company sold certain available-for-sale investment securities and used the proceeds to pay down overnight borrowings with rising and comparatively high variable interest rates. As a result, a $52.3 million pre-tax realized loss on the investment securities sales was recognized during the quarter which negatively impacted GAAP earnings per share by $0.75. In addition, increases in the provision for credit losses and operating expenses were offset by increases in net interest income and noninterest revenues, lower income taxes and a decrease in fully-diluted shares outstanding. Operating net income, a non-GAAP measure, of $46.8 million for the first quarter decreased $0.5 million, or 1.0%, as compared to the first quarter of 2022. Operating earnings per share, a non-GAAP measure, of $0.86 for the first quarter was down $0.01 compared to the first quarter of 2022. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $111.0 million was up $16.2 million, or 17.0%, from the comparable prior year period. The improvement was a result of an increase in the tax equivalent yield on average interest-earning assets partially offset by a decrease in average interest-earning assets and increases in the cost and average balance of interest-bearing liabilities.

The provision for credit losses of $3.5 million for the first quarter of 2023 increased $2.6 million as compared to the $0.9 million provision for credit losses in the first quarter of 2022, a result of an increase in loans outstanding between the periods and weaker economic forecasts.

First quarter noninterest revenues were $13.5 million, down $52.2 million, or 79.5%, from the first quarter of 2022. The decrease was primarily due to the recognition of the previously mentioned $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities associated with the Company’s first quarter 2023 balance sheet repositioning. Total revenues excluding net realized and unrealized securities gains and losses and gain on debt extinguishment were $176.6 million in the first quarter of 2023, an increase of $16.1 million, or 10.0%, from the prior year’s first quarter. This increase was driven by a $16.2 million, or 17.0%, increase in net interest income and a $0.5 million, or 1.1%, increase in financial services business revenues, offset, in part, by a $0.6 million, or 3.6%, decrease in banking noninterest revenues.

Noninterest expenses of $114.0 million for the first quarter reflected an increase of $14.2 million, or 14.3%, from the first quarter of 2022. The increase in noninterest expenses for the quarter was due to increases in salaries and employee benefits, other expenses, legal and professional fees, data processing and communications expenses, business development and marketing expenses and occupancy and equipment expenses, partially offset by decreases in acquisition-related expenses and amortization of intangible assets.

Income tax expense decreased $11.6 million between comparable quarters as pre-tax income decreased $52.9 million, due primarily to the realized loss on the sale of certain available-for-sale securities previously mentioned.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2023	2022
Net interest income	$111,030	$94,872
Provision for credit losses	3,500	906
Loss on sales of investment securities	(52,329)	0
Noninterest revenues excluding loss on sales of investment securities	65,824	65,673
Noninterest expenses	114,052	99,807
Income before income taxes	6,973	59,832
Income taxes	1,175	12,777
Net income	$5,798	$47,055

Diluted weighted average common shares outstanding	54,207	54,515
Diluted earnings per share	$0.11	$0.86

Net Interest Income

Net interest income is the amount by which interest and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and interest paid on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter was $112.1 million, a $16.4 million, or 17.2%, increase from the same period last year. The increase resulted from an 82 basis point increase in the yield on average interest-earning assets partially offset by a 50 basis point increase in the rate paid on average interest-bearing liabilities, a $31.8 million decrease in average interest-earnings assets and a $223.5 million increase in average interest-bearing liabilities in comparison to the first quarter of 2022. As reflected in Table 3, the favorable net interest income impact of the increase in the yield on average interest-earning assets of $28.7 million was partially offset by the unfavorable impacts of the increase in the rate paid on average interest-bearing liabilities of $12.0 million, the volume decrease in average interest-earning assets of $0.2 million and the volume increase in average interest-bearing liabilities of $0.1 million. The net interest margin of 3.20% for the first quarter of 2023 was 47 basis points higher than the comparable period of 2022.

The higher yield on average interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the first quarter increased by 60 basis points compared to the first quarter of 2022, reflective of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The first quarter of 2023 yield on average investments, including cash equivalents, increased 49 basis points compared to the prior year, as market interest rates increased, while the average balance of cash equivalents decreased significantly due in part to the funding of strong organic loan growth. The current quarter’s yield on average investments, excluding cash equivalents, increased 27 basis points, while the yield on average cash equivalents increased 330 basis points compared to the first quarter of 2022.

The first quarter of 2023 rate on average interest-bearing liabilities increased 50 basis points compared to the prior year quarter due to a 34 basis point increase in the rate paid on average interest-bearing deposits, as interest rates on certain interest-bearing deposits were raised in response to market conditions, and a 245 basis point increase in the rate paid on average borrowings. The increase in the rate paid on average borrowings was primarily the result of the utilization of comparatively higher rate overnight borrowings to fund loan growth, as well as the increase in the rates paid on customer repurchase agreements in response to market conditions.

The Company expects deposit costs to continue to increase to reflect the rapid changes in market interest rates that have occurred over the past year and that the deposit beta will increase over current levels. The expected increase in deposit beta is reflective of the Company’s strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. The Company has been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as a key component of this strategy. In addition, the Company expects funding costs to increase due to higher deposit costs and potentially a greater reliance on higher cost wholesale borrowings.

The average book balance of investments in the first quarter, including cash equivalents, decreased $1.53 billion as compared to the corresponding prior year period primarily due to a $903.1 million decrease in average cash equivalents due in part to the funding of strong organic loan growth. Investment sales, maturities, calls and principal payments outpaced purchases during the first quarter of 2023 as the Company executed a balance sheet repositioning as described previously. Average loan balances were $1.49 billion greater than the prior year’s first quarter balances with increases in all five loan portfolios due to high levels of organic growth and the impact of the Elmira acquisition.

Average interest-bearing deposits decreased $176.1 million between the first quarter of 2022 and the first quarter of 2023 with declines in money market and interest checking deposits, partially offset by increases in savings and time deposits. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable and securities sold under agreement to repurchase (customer repurchase agreements), increased $399.6 million compared to the prior year quarter primarily due to a $362.5 million increase in average overnight borrowings to meet the Company’s funding needs. Overnight borrowings ended the first quarter at $58.4 million, with the significant decrease being attributable to the aforementioned balance sheet repositioning executed by the Company.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 24.3% in both 2023 and 2022. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$27,775	$239	3.49%	$930,882	$427	0.19%
Taxable investment securities (1)	4,760,089	21,699	1.85%	5,502,965	22,164	1.63%
Nontaxable investment securities (1)	532,604	4,516	3.44%	413,268	3,277	3.22%
Loans (net of unearned discount) (2)	8,884,164	100,519	4.59%	7,389,290	72,658	3.99%
Total interest-earning assets	14,204,632	126,973	3.63%	14,236,405	98,526	2.81%
Noninterest-earning assets	1,162,231			1,359,804
Total assets	$15,366,863			$15,596,209

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,960,145	6,597	0.34%	$8,186,821	821	0.04%
Time deposits	965,410	3,331	1.40%	914,843	1,744	0.77%
Customer repurchase agreements	334,475	469	0.57%	313,046	211	0.27%
Overnight borrowings	362,496	4,283	4.79%	0	0	0.00%
FHLB borrowings	17,714	134	3.06%	1,873	10	2.03%
Subordinated notes payable	3,103	38	4.96%	3,274	38	4.74%
Total interest-bearing liabilities	9,643,343	14,852	0.62%	9,419,857	2,824	0.12%
Noninterest-bearing liabilities:
Noninterest checking deposits	4,043,494			3,968,197
Other liabilities	103,309			167,312
Shareholders’ equity	1,576,717			2,040,843
Total liabilities and shareholders’ equity	$15,366,863			$15,596,209

Net interest earnings		$112,121			$95,702

Net interest spread			3.01%			2.69%
Net interest margin on interest-earning assets			3.20%			2.73%

Fully tax-equivalent adjustment (3)		$1,091			$830
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended March 31, 2023
	versus March 31, 2022
	Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(797)	$609	$(188)
Taxable investment securities	(3,192)	2,727	(465)
Nontaxable investment securities	998	241	1,239
Loans (net of unearned discount)	15,968	11,893	27,861
Total interest-earning assets (2)	(220)	28,667	28,447

Interest paid on:
Interest checking, savings and money market deposits	(24)	5,800	5,776
Time deposits	101	1,486	1,587
Customer repurchase agreements	15	243	258
Overnight borrowings	4,283	0	4,283
FHLB borrowings	117	7	124
Subordinated notes payable	(2)	2	0
Total interest-bearing liabilities (2)	69	11,959	12,028

Net interest earnings (2)	$(214)	$16,633	$16,419
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities and gain on debt extinguishment.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000’s omitted)	2023	2022
Employee benefit services	$29,384	$29,580
Insurance services	11,522	10,409
Wealth management services	8,245	8,633
Deposit service charges and fees	9,173	9,350
Debit interchange and ATM fees	5,961	6,805
Mortgage banking	275	155
Other banking revenues	1,022	739
Subtotal	65,582	65,671
Loss on sales of investment securities	(52,329)	0
Gain on debt extinguishment	242	0
Unrealized gain on equity securities	0	2
Total noninterest revenues	$13,495	$65,673
Noninterest revenues/total revenues	10.8%	40.9%
Noninterest revenues/operating revenues (FTE basis) (1)	37.1%	40.9%
(1)	For purposes of this ratio noninterest revenues excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully-tax equivalent basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, unrealized gain on equity securities and acquired non-PCD loan accretion. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $13.5 million in the first quarter of 2023. This represents a decrease of $52.2 million, or 79.5%, for the quarter in comparison to the same 2022 timeframe. The decrease was primarily a result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the quarter to provide the Company with greater flexibility in managing balance sheet growth and deposit funding. Additionally, there were decreases in banking noninterest revenue, wealth management services revenue and employee benefit services revenue, partially offset by an increase in insurance services revenue and a gain on debt extinguishment recognized during the first quarter in connection with the early redemption of the Company’s remaining subordinated notes payable with a carrying value of $3.2 million.

Banking noninterest revenue of $16.4 million for the first quarter of 2023 decreased $0.6 million, or 3.6% as compared to the corresponding prior year period. This year-over-year decrease was primarily driven by decreases in debit interchange and ATM fees and deposit service charges and fees, reflective of fluctuations in annual card-related promotional income and the Company’s implementation of certain deposit fee changes, including the elimination of consumer nonsufficient and unavailable funds fees late in the fourth quarter of 2022, partially offset by increases in other banking revenues and mortgage banking revenues. The Company expects to continue to evaluate its deposit service charges and fees for further modifications during 2023 in order to better serve the Company’s customers and help them more effectively manage their finances.

Employee benefit services revenue decreased $0.2 million, or 0.7%, as compared to the prior year first quarter primarily related to a decline in asset-based fees reflecting the impact from lower financial market valuations. Wealth management services revenue was down $0.4 million, or 4.5%, as compared to the prior year first quarter primarily driven by more challenging investment market conditions. Insurance services revenue was up $1.1 million, or 10.7%, for the first quarter of 2023 as compared to the first quarter of 2022, driven primarily by a strong premium market and organic expansion, along with acquired growth between the periods.

The ratio of noninterest revenues to total revenues was 10.8% for the first quarter of 2023, compared to 40.9% for the prior year’s first quarter. The decrease was primarily the result of the $52.2 million, or 79.5%, decrease in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities, while net interest income increased 17.0%, driven by net interest margin expansion.

The ratio of noninterest revenues to operating revenues (FTE basis), a non-GAAP measure as defined in the table above, was 37.1% for the quarter ended March 31, 2023 versus 40.9% for the equivalent period of 2022. The decrease is due to a 17.2% increase in adjusted net interest income (FTE basis) driven primarily by net interest margin expansion, while adjusted noninterest revenues decreased 0.1% driven by the factors noted above.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000’s omitted)	2023	2022
Salaries and employee benefits	$71,487	$61,648
Data processing and communications	13,129	12,659
Occupancy and equipment	11,024	10,952
Amortization of intangible assets	3,667	3,732
Legal and professional fees	5,201	3,617
Business development and marketing	2,901	2,743
Acquisition expenses	57	299
Other	6,586	4,157
Total noninterest expenses	$114,052	$99,807

Noninterest expenses/average assets	3.01%	2.60%
Operating expenses(1)/average assets	2.91%	2.49%
Efficiency ratio (GAAP)	91.6%	62.2%
Efficiency ratio (non-GAAP) (2)	62.5%	59.6%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses and amortization of intangibles. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $114.0 million for the first quarter of 2023, representing an increase of $14.2 million, or 14.3%, from the prior year’s first quarter. The increase in operating expenses was attributable to a $9.8 million, or 16.0%, increase in salaries and employee benefits, a $2.4 million, or 58.4%, increase in other expenses, a $1.6 million, or 43.8%, increase in legal and professional fees, a $0.5 million, or 3.7%, increase in data processing and communications expenses, a $0.1 million, or 5.8%, increase in business development and marketing and a $0.1 million, or 0.7%, increase in occupancy and equipment expenses. The increases in these expenses were partially offset by a $0.1 million, or 1.7%, decrease in the amortization of intangible assets and a $0.2 million decrease in acquisition-related expenses.

The increase in salaries and benefits expense was driven by increases in merit, severance and incentive-related employee wages, including minimum wage-related compression on the lower end of the Company’s pay scale, acquisition-related and other additions to staffing, higher payroll taxes and higher employee benefit-related expenses. Other expenses were up due to increases in insurance and travel-related expenses along with general inflationary pressures and the incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition in the second quarter of 2022. The higher insurance costs included in other expenses reflected larger FDIC insurance expenses due in part to an increase in the base assessment rate effective beginning on January 1, 2023. Legal and professional fees were up primarily due to an increase in certain legal fees including increases in legal and professional fees associated with anticipated product launches in the employee benefit services business. The increase in data processing and communications expenses was due to the Company’s continued investment in customer-facing and back office digital technologies between the comparable periods.

The Company’s GAAP efficiency ratio was 91.6% for the first quarter of 2023, 29.4 percentage points unfavorable to the comparable quarter of 2022. This resulted from total revenues decreasing 22.4%, primarily due to a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the quarter, while total noninterest expenses increased 14.3% due to the factors noted above. Annualized current quarter noninterest expenses as a percentage of average assets increased 41 basis points versus the first quarter of the prior year as noninterest expenses increased 14.3% due to the factors noted above and average assets decreased 1.5% primarily due to the aforementioned sale of certain available-for-sale securities during the quarter.

The Company’s non-GAAP efficiency ratio (as defined in the table above) was 62.5% for the first quarter of 2023, 2.9 percentage points unfavorable to the comparable quarter of 2022. This resulted from operating expenses (a non-GAAP measure as described above) increasing 15.2%, while operating revenues (a non-GAAP measure as described above) increased by a lesser 10.0%. Current year operating expenses, excluding intangible amortization and acquisition expenses, as a percentage of average assets increased 42 basis points versus the prior year first quarter. First quarter operating expenses (as defined above) increased 15.2% year-over-year, while average assets decreased 1.5% primarily due to the aforementioned sale of certain available-for-sale securities during the quarter.

Income Taxes

The first quarter 2023 effective income tax rate was 16.9%, compared to 21.4% for the first quarter of 2022. The decrease in the rate is primarily attributable to a higher proportion of benefit derived from stock based compensation activity in relation to total income taxes during the first quarter of 2023. The Company recorded a $0.3 million and $0.6 million reduction in income tax expense associated with stock-based compensation tax benefits for the first quarter of 2023 and 2022, respectively, while total income tax expense was $1.2 million and $12.8 million for the same respective periods. The effective tax rates excluding the stock-based compensation tax benefits were 21.4% for the first quarter of 2023 and 22.3% for the first quarter of 2022, a decrease of 0.9 percentage points primarily due to a decrease in the full-year 2023 pre-tax income projection as a result of the loss on investment security sales recognized in the first quarter of 2023 in connection with the Company’s balance sheet repositioning.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $4.63 billion at the end of the first quarter, a decrease of $684.1 million, or 12.9%, from December 31, 2022 and $1.20 billion, or 20.6%, lower than March 31, 2022. The carrying value of cash equivalents was $28.3 million at the end of the first quarter, an increase of $9.9 million, or 54.0%, from December 31, 2022 and a decrease of $812.3 million from March 31, 2022, as the Company shifted the composition of earning assets from cash equivalents to loans between the periods. The book value (excluding unrealized gains and losses) of investment securities decreased $821.9 million from December 31, 2022 and decreased $1.22 billion from March 31, 2022. During the first quarter of 2023, the Company purchased $3.3 million of government agency mortgage-backed securities with an average yield of 5.17%, which the Company classified as held-to-maturity. These additions were offset by proceeds of $733.8 million from the sale of certain available-for-sale U.S. Treasury securities associated with the first quarter of 2023 balance sheet repositioning and $20.5 million from investment maturities, calls, and principal payments during the first three months of 2023. Additionally, there was $10.3 million of net accretion on investment securities during the first quarter of 2023. The effective duration of the investment securities portfolio was 6.8 years at the end of the first quarter of 2023, as compared to 6.3 years at the end of 2022 and 6.9 years at the end of the first quarter of 2022.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2023, the investment portfolio (excluding held-to-maturity investment securities) had a $385.0 million net unrealized loss, a $137.7 million increase in value from the $522.7 million net unrealized loss at December 31, 2022 and an $18.7 million increase in value from the $403.7 million net unrealized loss at March 31, 2022. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales, maturities and reclassifications that have occurred over the past 12 months and the recognition of the loss on sales of available-for-sale investment securities related to the aforementioned balance sheet repositioning.

The following table sets forth the fair value for the Company’s investment securities portfolio:

Table 6: Investment Securities

	March 31,	December 31,	March 31,
(000’s omitted)	2023	2022	2022
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,576,991	$3,243,537	$4,832,087
Obligations of state and political subdivisions	509,869	504,297	476,155
Government agency mortgage-backed securities	380,458	384,633	454,247
Corporate debt securities	7,190	7,114	7,497
Government agency collateralized mortgage obligations	11,485	12,270	17,172
Total available-for-sale portfolio	3,485,993	4,151,851	5,787,158

Held-To-Maturity Portfolio:
U.S. Treasury and agency securities	1,086,936	1,079,695	0
Government agency mortgage-backed securities	3,299	0	0
Total held-to-maturity portfolio	1,090,235	1,079,695	0

Equity and Other Securities:
Equity securities, at fair value	419	419	465
Federal Home Loan Bank common stock	15,342	47,497	7,181
Federal Reserve Bank common stock	33,568	31,144	33,568
Other equity securities, at adjusted cost	5,184	4,282	3,244
Total equity and other securities	54,513	83,342	44,458

Total investments	$4,630,741	$5,314,888	$5,831,616

Loans

Loans ended the first quarter at $8.98 billion, $172.9 million, or 2.0%, higher than December 31, 2022 ending loans and $1.56 billion, or 21.0%, higher than March 31, 2022.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing. The business lending portfolio increased $645.4 million, or 20.8%, from March 31, 2022, driven by net organic growth and $125.3 million of loans acquired from Elmira. The portfolio increased $102.3 million, or 2.8%, from December 31, 2022, which reflected further organic growth. Growth in commercial mortgages drove the majority of the increase between both periods, in particular commercial real estate non-owner occupied and commercial real estate multi-family followed by commercial real estate owner occupied, along with increases in commercial and industrial loans and lines of credit. The increases in these segments are reflective of continued demand for multi-family housing, expansion of internal resources and proactive business development in the Company’s market areas. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $427.1 million, or 16.5%, from one year ago, driven by organic growth and $271.4 million of loans acquired from Elmira, and increased $7.2 million, or 0.2%, from December 31, 2022, reflective of further organic growth. Over the past year the Company produced net organic growth in the consumer mortgage segment due to refinancing activities in early 2022, combined with the Company’s competitive product offerings and business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets. Home equity loans increased $33.7 million, or 8.5%, from one year ago, including $18.4 million of loans acquired from Elmira, and decreased $2.0 million, or 0.5%, from December 31, 2022, with rising prime rates having some impact on utilization of lines of credit.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $453.8 million, or 34.2%, from one year ago, including $21.9 million of loans acquired from Elmira, and increased $65.4 million, or 3.8%, from December 31, 2022. The increase was primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the solid sales volumes that existed in its market area and dealer network which, combined with higher vehicle sales prices, resulted in significant growth in the Company’s consumer indirect portfolio, despite national vehicle shortages. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that will be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, total allowance for credit losses at the end of the first quarter was $63.2 million, up $13.0 million, or 26.0%, from one year earlier and up $2.1 million, or 3.5%, from the end of 2022.

Table 7: Allowance for Credit Losses by Loan Type

	March 31, 2023		December 31, 2022		March 31, 2022
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$25,227	41.7%	$23,297	41.4%	$21,764	41.8%
Consumer mortgage	14,278	33.6%	14,343	34.2%	10,324	34.9%
Consumer indirect	18,047	17.9%	17,852	17.5%	12,866	15.8%
Consumer direct	3,030	2.0%	2,973	2.0%	2,725	2.1%
Home equity	1,588	4.8%	1,594	4.9%	1,468	5.4%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$63,170	100.0%	$61,059	100.0%	$50,147	100.0%

As demonstrated in Table 7, business lending and consumer installment carry higher credit risk than residential real estate, and as a result, these loans carry allowance for credit losses that cover a higher percentage of their total portfolio balances. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at March 31, 2023 was consistent with December 31, 2022 and March 31, 2022. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses, nonaccrual loans and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	March 31,	December 31,	March 31,
	2023	2022	2022
Allowance for credit losses/total loans	0.70%	0.69%	0.68%
Allowance for credit losses/nonperforming loans	187%	183%	139%
Nonaccrual loans/total loans	0.33%	0.33%	0.43%
Allowance for credit losses/nonaccrual loans	212%	209%	156%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.00%	0.01%	(0.03)%
Consumer mortgage	0.00%	0.01%	0.00%
Consumer indirect	0.31%	0.46%	0.24%
Consumer direct	0.72%	0.41%	0.32%
Home equity	(0.01)%	(0.01)%	(0.08)%
Total loans	0.07%	0.09%	0.03%

The net charge-offs during the first quarter of 2023 were $1.5 million, $1.0 million higher than the first quarter of 2022. All portfolios with the exception of consumer mortgage experienced higher charge-off levels in the first quarter of 2023 compared to the first quarter of 2022. The total net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2023 was 0.07%, four basis points higher than the first quarter of 2022, but two basis points below the 0.09% for the fourth quarter of 2022. Net charge-off ratios for the first quarter of 2023 for the business lending, consumer mortgage and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer indirect and consumer direct portfolios were above the Company’s average for the trailing eight quarters. Economic conditions, while weaker, are relatively stable with the unemployment rate in particular remaining low and supporting the continued historically low levels of net charge-offs experienced by the Company.

Other real estate owned (“OREO”) at March 31, 2023 was $0.5 million. This is consistent with the amount at December 31, 2022 and $0.1 million higher than the balance as of March 31, 2022. At March 31, 2023, OREO consisted of eight residential properties with a total value of $0.5 million. This compares to seven residential properties with a total value of $0.5 million at December 31, 2022, and five residential properties with a total value of $0.4 million at March 31, 2022.

Approximately 13% of the nonperforming loans at March 31, 2023 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans decreased from the prior year as certain business lending relationships returned to accrual status, due in part to the stabilization of business conditions within the recreational and lodging industry within the Company’s market area.

Approximately 79% of nonperforming loans at March 31, 2023 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or have increased over the past several years. Although economic forecasts are weaker, the unemployment rate remains low and these conditions have contributed to strong credit performance in the consumer mortgage loan segment. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 187% at the end of the first quarter, as compared to 183% at year-end 2022 and 139% at March 31, 2022. The increase in this ratio between the annual quarterly periods was primarily driven by a higher allowance for credit losses due to growth in total loan balances and a weaker economic forecast, combined with a decrease in nonperforming business loan levels.

The Company’s senior management, special asset officers and lenders review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration management, special assets officers and business lending management to monitor their status and discuss credit management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 0.73% at the end of the first quarter of 2023, 16 basis points below the year-end 2022 ratio of 0.89% and 11 basis points below the March 31, 2022 ratio of 0.84%. The business lending delinquency ratio at the end of the first quarter was 14 basis points below the level at December 31, 2022 and 41 basis points below the level at March 31, 2022, due to the aforementioned return of certain business lending relationships to accrual status amid a stable business environment in the Company’s market area. The delinquency rates for the consumer mortgage, consumer indirect, consumer direct and home equity portfolios all increased as compared to the levels at March 31, 2022, however, all portfolio segments decreased as compared to their levels at December 31, 2022.

The Company recorded a $3.5 million provision for credit losses in the first quarter of 2023. The first quarter provision for credit losses was $2.6 million higher than the equivalent prior year period’s provision for credit losses of $0.9 million, which was mostly driven by a stable economic forecast and smaller level of net loan growth during that period. The allowance for credit losses of $63.2 million as of March 31, 2023 increased $13.0 million from the level one year ago. The current quarter provision for credit losses is reflective of weaker economic forecasts and an increase in loan balances. The allowance for credit losses to total loans ratio was 0.70% at March 31, 2023, two basis points higher than the level at March 31, 2022 and one basis point higher than the level at December 31, 2022. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2023, the net purchase discount related to the $1.17 billion of remaining non-PCD loan balances acquired from prior period acquisitions was approximately $23.4 million, or 2.0% of that portfolio.

Deposits

As shown in Table 9, average deposits of $12.97 billion in the first quarter were $100.8 million, or 0.8%, lower than the first quarter of 2022. Total average deposit balances decreased $211.5 million, or 1.6%, from the fourth quarter of last year, while on an ending basis total deposits increased $98.4 million, or 0.8%, from December 31, 2022. The mix of average deposit balances changed as the weighting of non-time deposits (noninterest checking, interest checking, savings and money markets) to total deposits has decreased slightly from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 31.2% in the first quarter compared to 30.4% in the first quarter of 2022 and 31.9% in the fourth quarter of last year. Average non-maturity deposits (noninterest checking, interest checking, savings and money markets) represented 92.6% of the Company’s average deposit funding base in the first quarter of 2023, while time deposits represented 7.4% of total average deposits. The quarterly average cost of deposits was 0.31% for the first quarter of 2023, compared to 0.08% in the first quarter of 2022, reflective of the increase in the average interest rate paid on interest bearing deposits as interest rates on certain interest-bearing deposits were raised in response to market conditions. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of March 31, 2023 is comprised of approximately 63% consumer, 25% business and 12% municipal, and broadly dispersed with an average consumer deposit account balance of approximately $12,000 and average business deposit relationship of approximately $60,000, while the Company’s total average deposit account balance is under $20,000. In addition, at the end of the quarter, 74% of the Company’s total deposit balances were in checking and savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. As of March 31, 2023, the Company’s total uninsured deposits, net of collateralized deposits, is estimated at approximately $2.2 billion.

Average nonpublic fund deposits for the first quarter of 2023 decreased $301.2 million, or 2.5%, versus the fourth quarter of 2022 and increased $188.8 million, or 1.7%, versus the year-earlier period. Average public fund deposits for the first quarter increased $89.7 million, or 6.7%, from the fourth quarter of 2022 primarily due to the seasonal receipt of taxes and decreased $289.6 million, or 16.8%, from the first quarter of 2022, due in part to municipalities deploying elevated federal funding received during the pandemic. Average public fund deposits as a percentage of total average deposits decreased from 13.2% in the first quarter of 2022 to 11.0% in the first quarter of 2023.

Table 9: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000’s omitted)	2023	2022	2022
Noninterest checking deposits	$4,043,494	$4,198,086	$3,968,197
Interest checking deposits	3,225,367	3,264,432	3,307,299
Savings deposits	2,434,600	2,441,720	2,299,645
Money market deposits	2,300,178	2,383,216	2,579,877
Time deposits	965,410	893,074	914,843
Total deposits	$12,969,049	$13,180,528	$13,069,861
Nonpublic fund deposits	$11,537,056	$11,838,284	$11,348,299
Public fund deposits	1,431,993	1,342,244	1,721,562
Total deposits	$12,969,049	$13,180,528	$13,069,861

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2023 totaled $75.7 million. This was $715.4 million, or 90.4%, lower than borrowings at December 31, 2022 and $70.5 million above the level at the end of the first quarter of 2022. The increase from the prior year first quarter was primarily due to an increase in overnight borrowings of $58.4 million to support the funding of loan growth and an increase in other FHLB borrowings of $15.4 million primarily related to borrowings assumed in the Elmira acquisition during the second quarter of 2022. The decrease from the fourth quarter of 2022 was primarily related to a decrease in overnight borrowings of $710.0 million, as the Company utilized proceeds from its first quarter balance sheet repositioning to pay down these borrowings. Additionally, there was a decrease in other FHLB borrowings of $2.2 million and the early redemption of the remaining acquired subordinated notes payable that had a carrying value of $3.2 million.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $304.6 million at the end of the first quarter of 2023, $42.0 million lower than December 31, 2022 and $4.1 million higher than March 31, 2022.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.63 billion at the end of the first quarter of 2023 represents an increase of $82.3 million from the balance at December 31, 2022. The increase was driven by $108.4 million of other comprehensive income, net of tax, net income of $5.8 million, $2.3 million recognized from employee stock options earned and net activity under the Company’s employee stock plans of $0.4 million, partially offset by dividends declared of $23.7 million and common stock repurchased of $10.9 million. The other comprehensive income, net of tax, was comprised of a $108.7 million increase in the net unrealized loss on investments securities primarily related to increases in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates decreased between the periods, partially offset by a negative $0.3 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $218.1 million, as a decrease in the after-tax market value adjustment on investments, dividends declared, common stock repurchase activity and the change in the funded status of the Company’s defined benefit pension and other postretirement plans more than offset net income and the issuance of common stock in association with the employee stock plans.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2023 was 409.1%, compared to 49.4% for the first quarter of 2022. Excluding the after-tax impact of the loss on sales of investment securities, the first quarter of 2023 dividend payout ratio was 50.5%. First quarter dividends declared increased 2.1% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.43 to $0.44 in the third quarter of 2022, while net income decreased 87.7% over the prior year period, primarily due to the loss on investment security sales recognized in the first quarter of 2023. The 2022 dividend increase marked the Company’s 30th consecutive year of increased dividend payouts to common shareholders. Additionally, the number of common shares outstanding decreased 0.3% over the last twelve months, as common stock repurchases outweighed issuances from the Company’s employee stock plans.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and ability to pay dividends. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s on and off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company and the Bank are required to maintain a “capital conservation buffer” for risk-weighted capital parameters, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of March 31, 2023 and December 31, 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of March 31, 2023 and December 31, 2022, the Company and the Bank must maintain:

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

As of March 31, 2023 and December 31, 2022, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of March 31, 2023 and December 31, 2022, the regulatory capital ratios for the Company and Bank are presented below.

Table 10: Regulatory Ratios

	March 31, 2023		December 31, 2022
	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.06%	7.58%	8.79%	7.26%
Tier 1 risk-based capital ratio	15.21%	12.66%	15.71%	12.86%
Total risk-based capital ratio	15.91%	13.37%	16.40%	13.56%
Common equity Tier 1 capital ratio	15.20%	12.65%	15.71%	12.86%

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized”, was 9.06% at the end of the first quarter, up 27 basis points from December 31, 2022 and 3 basis points below its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2022 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, decreasing 1.8%, primarily as a result of an increase in common share repurchases, while average assets, excluding intangibles and the market value adjustment on investments, decreased 4.7%, primarily due to the impact from the Company’s first quarter balance sheet repositioning. The Tier 1 leverage ratio decreased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 0.1% as the impact of net earnings retention outweighed the intangible assets added from the Elmira acquisition and share repurchases, while average assets, excluding intangibles and the market value adjustment, increased 0.4% primarily due to strong organic loan growth and the Elmira acquisition. The shareholders’ equity-to-assets ratio was 10.71% at the end of the first quarter of 2023 compared to 9.80% at December 31, 2022 and 11.85% at March 31, 2022. The tangible equity-to-assets ratio (a non-GAAP measure) of 5.41% increased 0.77 percentage points from December 31, 2022 and decreased 1.57 percentage points versus March 31, 2022 (see Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity-to-net assets ratio (non-GAAP) from one year prior was primarily driven by a $254.6 million, or 24.6%, decrease in tangible equity due to the decline in accumulated other comprehensive income related to the Company’s investment securities portfolio and a $37.9 million net increase in intangible assets primarily driven by the Elmira acquisition, partially offset by a $406.4 million, or 2.7%, decrease in tangible assets due primarily to the sale of $786.1 million of available-for-sale investment securities. The increase in the net tangible equity-to-net assets ratio (non-GAAP) from December 31, 2022 was driven by an $83.5 million, or 12.0%, increase in tangible equity due to the impact of lower market interest rates on the after-tax market value adjustment on available-for-sale investment securities, while tangible assets decreased $578.5 million, or 3.9%, primarily due to the reduction in investment securities and borrowings resulting from the Company’s first quarter balance sheet repositioning.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds are FHLB or Federal Reserve overnight advances, of which there were $58.4 million of outstanding borrowings at March 31, 2023.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At March 31, 2023, the Bank had $189.3 million of cash and cash equivalents of which $28.3 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. Cash and cash equivalents, net of float, that were readily available for liquidity purposes was $109.7 million at March 31, 2023. The Company also had $1.84 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and had $1.54 billion of funding availability at the Federal Reserve’s discount window. Additionally, at the Company had approximately $1.21 billion of unencumbered securities that could be sold or pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in unsecured lines of credit with other correspondent banks at quarter end. The Company’s available sources of immediately available liquidity of $4.69 billion at the end of the first quarter of 2023 represent over 200% of the Company’s estimated uninsured deposits, net of collateralized deposits, estimated at approximately $2.2 billion and are exclusive of any potential benefits from utilization of the Federal Reserve Bank’s Bank Term Funding Program announced on March 12, 2023.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of March 31, 2023, this ratio was 13.8% for 30-days and 12.6% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of March 31, 2023, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2023 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Management believes that both potential circumstances have been fully addressed through the establishment of trigger points for monitoring such events and detailed action plans that would be initiated if those trigger points are reached. These trigger points are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average public and nonpublic deposits to total funding, and average borrowings to total funding; capital at risk indicators consisting mainly of regulatory ratios; asset quality indicators; and decrease in funds availability indicators which is a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that define the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to recent bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) other risk factors outlined in the Company’s filings with the SEC from time to time; and (23) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023 and this Quarterly Report on Form 10-Q below. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000’s omitted)	2023	2022
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$5,798	$47,055
Income taxes	1,175	12,777
Income before income taxes	6,973	59,832
Provision for credit losses	3,500	906
Pre-tax, pre-provision net revenue (non-GAAP)	10,473	60,738
Acquisition expenses	57	299
Loss on sales of investment securities	52,329	0
Gain on debt extinguishment	(242)	0
Unrealized gain on equity securities	0	(2)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$62,617	$61,035

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.11	$0.86
Income taxes	0.02	0.24
Income before income taxes	0.13	1.10
Provision for credit losses	0.07	0.01
Pre-tax, pre-provision net revenue per share (non-GAAP)	0.20	1.11
Acquisition expenses	0.00	0.01
Loss on sales of investment securities	0.96	0.00
Gain on debt extinguishment	0.00	0.00
Unrealized gain on equity securities	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.16	$1.12

Net income
Net income (GAAP)	$5,798	$47,055
Acquisition expenses	57	299
Tax effect of acquisition expenses	(12)	(64)
Subtotal (non-GAAP)	5,843	47,290
Loss on sales of investment securities	52,329	0
Tax effect of loss on sales of investment securities	(11,171)	0
Subtotal (non-GAAP)	47,001	47,290
Gain on debt extinguishment	(242)	0
Tax effect of gain on debt extinguishment	52	0
Subtotal (non-GAAP)	46,811	47,290
Unrealized gain on equity securities	0	(2)
Tax effect of unrealized gain on equity securities	0	0
Operating net income (non-GAAP)	46,811	47,288
Amortization of intangibles	3,667	3,732
Tax effect of amortization of intangibles	(783)	(797)
Subtotal (non-GAAP)	49,695	50,223
Acquired non-PCD loan accretion	(1,079)	(734)
Tax effect of acquired non-PCD loan accretion	230	157
Adjusted net income (non-GAAP)	$48,846	$49,646

Return on average assets
Adjusted net income (non-GAAP)	$48,846	$49,646
Average total assets	15,366,863	15,596,209
Adjusted return on average assets (non-GAAP)	1.29%	1.29%

	Three Months Ended
	March 31,
(000's omitted)	2023	2022
Income statement data (continued)

Return on average equity
Adjusted net income (non-GAAP)	$48,846	$49,646
Average total equity	1,576,717	2,040,843
Adjusted return on average equity (non-GAAP)	12.56%	9.87%

Earnings per common share
Diluted earnings per share (GAAP)	$0.11	$0.86
Acquisition expenses	0.00	0.01
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.11	0.87
Loss on sales of investment securities	0.96	0.00
Tax effect of loss on sales of investment securities	(0.21)	0.00
Subtotal (non-GAAP)	0.86	0.87
Gain on debt extinguishment	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00
Subtotal (non-GAAP)	0.86	0.87
Unrealized gain on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Operating earnings per share (non-GAAP)	0.86	0.87
Amortization of intangibles	0.07	0.07
Tax effect of amortization of intangibles	(0.01)	(0.02)
Subtotal (non-GAAP)	0.92	0.92
Acquired non-PCD loan accretion	(0.02)	(0.01)
Tax effect of acquired non-PCD loan accretion	0.00	0.00
Diluted adjusted net earnings per share (non-GAAP)	$0.90	$0.91

Noninterest operating expenses
Noninterest expenses (GAAP)	$114,052	$99,807
Amortization of intangibles	(3,667)	(3,732)
Acquisition expenses	(57)	(299)
Total adjusted noninterest expenses (non-GAAP)	$110,328	$95,776

Efficiency ratio
Noninterest expenses (GAAP) - numerator	$114,052	$99,807
Net interest income (GAAP)	111,030	94,872
Noninterest revenues (GAAP)	13,495	65,673
Total revenues (GAAP) - denominator	$124,525	$160,545
Efficiency ratio (GAAP)	91.6%	62.2%

Adjusted noninterest expenses (non-GAAP) - numerator	$110,328	$95,776
Fully tax-equivalent net interest income	112,121	95,702
Noninterest revenues	13,495	65,673
Acquired non-PCD loan accretion	(1,079)	(734)
Unrealized gain on equity securities	0	(2)
Loss on sales of investment securities	52,329	0
Gain on debt extinguishment	(242)	0
Operating revenues (non-GAAP) - denominator	$176,624	$160,639
Efficiency ratio (non-GAAP)	62.5%	59.6%

	March 31,	December 31,	March 31,
(000’s omitted)	2023	2022	2022
Balance sheet data - at end of quarter
Total assets
Total assets (GAAP)	$15,255,953	$15,835,651	$15,625,883
Intangible assets	(900,914)	(902,837)	(863,038)
Deferred taxes on intangible assets	45,369	46,130	43,968
Total tangible assets (non-GAAP)	$14,400,408	$14,978,944	$14,806,813

Total common equity
Shareholders' equity (GAAP)	$1,634,013	$1,551,705	$1,852,103
Intangible assets	(900,914)	(902,837)	(863,038)
Deferred taxes on intangible assets	45,369	46,130	43,968
Total tangible common equity (non-GAAP)	$778,468	$694,998	$1,033,033

Shareholder's equity-to-assets ratio
Total shareholders' equity (GAAP) - numerator	$1,634,013	$1,551,705	$1,852,103
Total assets (GAAP) - denominator	$15,255,953	$15,835,651	$15,625,883
Shareholders' equity-to-assets ratio (GAAP)	10.71%	9.80%	11.85%

Tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$778,468	$694,998	$1,033,033
Total tangible assets (non-GAAP) - denominator	$14,400,408	$14,978,944	$14,806,813
Tangible equity-to-assets ratio at quarter end (non-GAAP)	5.41%	4.64%	6.98%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 88.9% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 10.9% of the total portfolio, of which, 96.2% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) model projections, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including, the Company’s deposit and funding betas are not easily predicted in the current market environment, and therefore, a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using March 31, 2023 as a starting point.
●	The model assumes the Company’s average deposit balances will decrease approximately 2.1% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will decrease approximately 3.3% over the next twelve months, largely due to the maturities of certain U.S. Treasury debt securities.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash flows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at March 31, 2023	income at March 31, 2023
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(14,538)	(3.3)%
+100 basis points	$190	0.0%
-100 basis points	$16,903	3.8%
-200 basis points	$14,205	3.2%

Projected NII over the 12-month forecast period decreases in the up 200 rate environment largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher. Projected NII is fairly neutral in the up 100 rate environment. Over the longer time period, the growth in NII begins to improve in all rising rate environments as the impact from lower yielding assets maturing and being replaced at higher rates is significantly more material than the increase in funding costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of March 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is believed to be between $0 and $1 million in the aggregate. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings and other matters is set forth in Note I to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. These are not the only risks the Company faces. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

External and Market-Related Risk

Recent negative developments affecting the banking industry have eroded customer confidence in the banking system and may have adverse impacts on the Company’s business.

The recent high-profile collapse of certain U.S. banks has generated significant market volatility among publicly traded bank holding companies and, in particular, community and regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of community and regional banks. As a result, customers may choose to move or maintain deposits with larger financial institutions or outside of the banking industry, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the federal regulators have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in community and regional banks and the banking system more broadly or that any future bank failures will receive the same treatment.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent bank failures could increase the Company’s expenses, reduce the Company’s revenues and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny, within the course of routine examinations and new regulations designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	At its December 2022 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period beginning January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2023:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2023	929	$64.13	0	2,697,000
February 1-28, 2023	0	0.00	0	2,697,000
March 1-31, 2023	200,000	54.53	200,000	2,497,000
Total (1)	200,929	$54.58	200,000
(1)	Included in the common shares repurchased were 929 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: May 10, 2023	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 10, 2023	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer