Form 10-Q
period 2023-06-30
COMMUNITY BANK SYSTEM, INC.
filed 2023-08-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on July 31, 2023: 53,526,812 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$222,779	$209,896
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $597,088 and $466,902, respectively (cost of $3,500,726 and $4,675,474, respectively)	3,064,870	4,151,851
Held-to-maturity securities (fair value of $1,063,444 and $1,034,795, respectively)	1,104,020	1,079,695
Equity and other securities (cost of $62,141 and $82,424, respectively)	63,009	83,342

Loans	9,170,769	8,809,394
Allowance for credit losses	(63,284)	(61,059)
Loans, net of allowance for credit losses	9,107,485	8,748,335

Goodwill	843,960	841,841
Core deposit intangibles, net	10,025	12,304
Other intangibles, net	47,724	48,692
Goodwill and intangible assets, net	901,709	902,837

Premises and equipment, net	158,353	160,778
Accrued interest and fees receivable	46,094	52,613
Other assets	439,731	446,304

Total assets	$15,108,050	$15,835,651

Liabilities:
Noninterest-bearing deposits	$3,855,085	$4,140,617
Interest-bearing deposits	9,016,701	8,871,691
Total deposits	12,871,786	13,012,308

Overnight borrowings	234,000	768,400
Securities sold under agreement to repurchase, short-term	233,469	346,652
Other Federal Home Loan Bank borrowings	17,284	19,474
Subordinated notes payable	0	3,249
Accrued interest and other liabilities	134,105	133,863
Total liabilities	13,490,644	14,283,946

Commitments and contingencies (See Note I)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,363,741 and 54,190,201 shares issued, respectively	54,364	54,190
Additional paid-in capital	1,054,871	1,050,231
Retained earnings	1,159,126	1,152,452
Accumulated other comprehensive loss	(611,702)	(686,439)
Treasury stock, at cost (835,651 shares, including 118,136 shares held by deferred compensation arrangements at June 30, 2023, and 452,952 shares including 135,437 shares held by deferred compensation arrangements at December 31, 2022)	(46,038)	(26,485)
Deferred compensation arrangements (118,136 and 135,437 shares, respectively)	6,785	7,756
Total shareholders’ equity	1,617,406	1,551,705

Total liabilities and shareholders’ equity	$15,108,050	$15,835,651

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$107,275	$77,959	$207,637	$150,473
Interest and dividends on taxable investments	20,811	24,899	42,749	47,491
Interest and dividends on nontaxable investments	3,538	3,317	7,120	5,907
Total interest income	131,624	106,175	257,506	203,871

Interest expense:
Interest on deposits	18,948	2,691	28,876	5,256
Interest on borrowings	3,397	304	8,283	525
Interest on subordinated notes payable	0	39	38	77
Total interest expense	22,345	3,034	37,197	5,858

Net interest income	109,279	103,141	220,309	198,013
Provision for credit losses	752	6,038	4,252	6,944
Net interest income after provision for credit losses	108,527	97,103	216,057	191,069

Noninterest revenues:
Deposit service fees	15,698	16,138	30,832	32,293
Mortgage banking	11	269	286	424
Other banking services	2,042	870	3,064	1,609
Employee benefit services	28,565	28,921	57,949	58,501
Insurance services	11,860	9,780	23,382	20,189
Wealth management services	7,858	8,141	16,103	16,774
Loss on sales of investment securities	0	0	(52,329)	0
Gain on debt extinguishment	0	0	242	0
Unrealized loss on equity securities	(50)	(22)	(50)	(20)
Total noninterest revenues	65,984	64,097	79,479	129,770

Noninterest expenses:
Salaries and employee benefits	68,034	65,398	139,521	127,046
Data processing and communications	14,291	13,611	27,420	26,270
Occupancy and equipment	10,453	10,424	21,477	21,376
Amortization of intangible assets	3,705	3,851	7,372	7,583
Legal and professional fees	3,102	3,385	8,303	7,002
Business development and marketing	4,567	3,616	7,468	6,359
Acquisition expenses	(1)	3,960	56	4,259
Acquisition-related contingent consideration adjustment	1,000	400	1,000	400
Other expenses	7,887	5,779	14,473	9,936
Total noninterest expenses	113,038	110,424	227,090	210,231

Income before income taxes	61,473	50,776	68,446	110,608
Income taxes	13,182	10,971	14,357	23,748
Net income	$48,291	$39,805	$54,089	$86,860

Basic earnings per share	$0.90	$0.74	$1.00	$1.61
Diluted earnings per share	$0.89	$0.73	$1.00	$1.60

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Pension and other post retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(549)	$220	$(1,098)	$440
Tax effect	133	(53)	267	(107)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(416)	167	(831)	333

Amortization of prior service cost included in net periodic pension cost, gross	160	109	320	218
Tax effect	(39)	(27)	(78)	(53)
Amortization of prior service cost included in net periodic pension cost, net	121	82	242	165

Other comprehensive (loss) income related to pension and other post-retirement obligations, net of taxes	(295)	249	(589)	498

Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(44,039)	(260,180)	47,221	(618,939)
Tax effect	10,717	63,198	(11,510)	150,341
Net unrealized holding (losses) gains on investment securities, net	(33,322)	(196,982)	35,711	(468,598)

Reclassification adjustment for net losses included in net income, gross	0	0	52,329	0
Tax effect	0	0	(12,714)	0
Reclassification adjustment for net losses included in net income, net	0	0	39,615	0

Other comprehensive (loss) gain related to unrealized (losses) gains on investment securities, net of taxes	(33,322)	(196,982)	75,326	(468,598)

Other comprehensive (loss) income, net of taxes	(33,617)	(196,733)	74,737	(468,100)
Net income	48,291	39,805	54,089	86,860
Comprehensive income (loss)	$14,674	$(156,928)	$128,826	$(381,240)

	As of
	June 30,	December 31,
	2023	2022
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(42,311)	$(41,533)
Tax effect	10,421	10,232
Net unrealized loss for pension and other post-retirement obligations	(31,890)	(31,301)

Unrealized loss on investment securities	(765,233)	(864,783)
Tax effect	185,421	209,645
Net unrealized loss on investment securities	(579,812)	(655,138)

Accumulated other comprehensive loss	$(611,702)	$(686,439)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2023 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at March 31, 2023	53,724,917	$54,360	$1,052,802	$1,134,527	$(578,085)	$(36,325)	$6,734	$1,634,013

Net income				48,291				48,291

Other comprehensive loss, net of tax					(33,617)			(33,617)

Dividends declared:
Common, $0.44 per share				(23,692)				(23,692)

Common stock activity under employee stock plans	4,206	4	147					151

Stock-based compensation			1,922					1,922

Treasury stock purchased	(200,000)					(9,662)		(9,662)

Treasury stock issued to benefit plans, net	(1,033)					(51)	51	0

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

Balance at March 31, 2022	53,913,362	$54,164	$1,043,707	$1,082,107	$(321,994)	$(13,464)	$7,583	$1,852,103

Net income				39,805				39,805

Other comprehensive loss, net of tax					(196,733)			(196,733)

Dividends declared:
Common, $0.43 per share				(23,248)				(23,248)

Common stock activity under employee stock plans	21,481	21	293					314

Stock-based compensation			2,304					2,304

Distribution of stock under deferred compensation arrangements	20		(1)			1		0

Treasury stock purchased	(200,000)					(12,849)		(12,849)

Treasury stock issued to benefit plans, net	(836)					(57)	57	0

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2023 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				54,089				54,089

Other comprehensive income, net of tax					74,737			74,737

Dividends declared:
Common, $0.88 per share				(47,415)				(47,415)

Common stock activity under employee stock plans	173,539	174	490					664

Stock-based compensation			4,194					4,194

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(400,000)					(20,568)		(20,568)

Treasury stock issued to benefit plans, net	(1,962)					(111)	111	0

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				86,860				86,860

Other comprehensive loss, net of tax					(468,100)			(468,100)

Dividends declared:
Common, $0.86 per share				(46,482)				(46,482)

Common stock activity under employee stock plans	92,695	93	706					799

Stock-based compensation			4,190					4,190

Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0

Treasury stock purchased	(250,000)					(16,378)		(16,378)

Treasury stock issued to benefit plans, net	(1,649)					(120)	120	0

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$54,089	$86,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,544	7,373
Amortization of intangible assets	7,372	7,583
Net amortization (accretion) on securities, loans and borrowings	1,749	(9,662)
Stock-based compensation	4,194	4,190
Gain on debt extinguishment	(242)	0
Provision for credit losses	4,252	6,944
Amortization of mortgage servicing rights	452	299
Loss on sales of investment securities	52,329	0
Unrealized loss on equity securities	50	20
Income from bank-owned life insurance policies	(1,166)	(944)
Net gain on sale of assets	(1,061)	(305)
Change in other assets and liabilities	(9,706)	(3,443)
Net cash provided by operating activities	118,856	98,915
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	394,452	86,423
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	24	0
Proceeds from maturities and redemptions of equity and other investment securities	23,823	464
Proceeds from sales of available-for-sale investment securities	733,789	0
Purchases of available-for-sale investment securities	0	(1,348,400)
Purchases of held-to-maturity investment securities	(9,778)	0
Purchases of equity and other securities	(3,540)	(313)
Net increase in loans	(373,950)	(335,796)
Cash (paid) received for acquisitions, net of cash acquired of $0 and $84,988, respectively	(6,376)	345
Proceeds from sales of premises, equipment and other assets	4,367	483
Purchases of premises and equipment	(6,941)	(5,462)
Real estate limited partnership investments	0	(247)
Net cash provided by (used in) investing activities	755,870	(1,602,503)
Financing activities:
Net decrease in deposits	(140,522)	(75,691)
Net (decrease) increase in overnight borrowings	(534,400)	66,000
Net decrease in securities sold under agreement to repurchase, short-term	(113,183)	(100,965)
Net decrease in other Federal Home Loan Bank borrowings	(2,239)	(33)
Redemption of subordinated notes payable	(3,000)	0
Proceeds from issuance of common stock	664	799
Purchases of treasury stock	(20,679)	(16,498)
Increase in deferred compensation arrangements	111	120
Cash dividends paid	(47,442)	(46,453)
Withholding taxes paid on share-based compensation	(1,153)	(1,127)
Net cash used in financing activities	(861,843)	(173,848)
Change in cash and cash equivalents	12,883	(1,677,436)
Cash and cash equivalents at beginning of period	209,896	1,875,064
Cash and cash equivalents at end of period	$222,779	$197,628

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,408	$5,967
Cash paid for income taxes	18,478	25,247
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,735	23,264
Transfers from loans to other real estate	232	303
Transfers from premises and equipment, net to other assets	1,948	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	60	490,623
Fair value of liabilities assumed	9	543,507

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2023 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

NOTE B: ACQUISITIONS

Current and Prior Period Acquisitions

On May 1, 2023, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of certain assets of Hyde Park Insurance Services, Inc. (“Hyde Park”), an insurance agency headquartered in Tampa, Florida for $4.3 million in cash. The Company recorded a $2.8 million customer list intangible and recognized $1.5 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.2 million and direct expenses of approximately $0.1 million were included in the consolidated statements of income for the three and six months ended June 30, 2023.

On March 1, 2023, the Company completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”) for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues for the three months ended June 30, 2023 were immaterial and were approximately $0.1 million for the six months ended June 30, 2023. Direct expenses of approximately $0.5 million and $0.7 million were included in the consolidated statements of income for the three and six months ended June 30, 2023, respectively.

On November 1, 2022, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of JMD Associates, LLC (“JMD”), an insurance agency headquartered in Boca Raton, Florida. The Company paid $1.0 million in cash and recorded a $0.1 million intangible asset for a noncompete agreement, a $0.4 million customer list intangible and $0.5 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.2 million and $0.3 million and direct expenses of approximately $0.1 million and $0.2 million were included in the consolidated statements of income for the three and six months ended June 30, 2023, respectively.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired $583.6 million of identifiable assets, including $436.8 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.1 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $3.5 million and $7.1 million and direct expenses of approximately $1.3 million and $2.4 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statements of income for the three and six months ended June 30, 2023, respectively. Revenues of approximately $2.4 million and direct expenses of approximately $0.6 million from the Elmira branch network were included in the consolidated statements of income for the three and six months ended June 30, 2022. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

On January 1, 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of three insurance agencies for an aggregate amount of $2.5 million in cash. The Company recorded a $2.5 million customer list intangible asset in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since that date. Included in the consolidated statements of income for the three and six months ended June 30, 2023 are revenues of approximately $0.2 million and $0.4 million, respectively, and direct expenses of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Revenues of approximately $0.3 million and $0.6 million and direct expenses of approximately $0.1 million and $0.2 million were included in the consolidated statements of income for the three and six months ended June 30, 2022, respectively.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, and were subject to adjustment based on updated information not available at the time of the acquisitions. Through the first six months of 2023, the carrying amount of loans, accrued interest and fees receivable, other assets and other liabilities associated with the Elmira acquisition was adjusted upon receipt of new information. The adjustments resulted in a net decrease to goodwill of $0.1 million. During the three months ended June 30, 2023, the carrying amount of other intangibles associated with the Axiom acquisition was adjusted upon receipt of new information. The adjustment resulted in a net decrease to goodwill of $0.6 million.

The Elmira and Axiom acquisitions generally expanded the Company’s banking presence in New York. The OneGroup acquisitions generally expanded the Company’s insurance services presence in New York and Florida. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2023			2022
(000s omitted)	Axiom	Other(1)	Total	Elmira	Other(2)	Total
Consideration:
Cash	$1,819	$4,557	$6,376	$82,179	$3,477	$85,656

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	0	84,988	0	84,988
Investment securities	0	0	0	11,305	0	11,305
Loans, net of allowance for credit losses on PCD loans	0	0	0	436,796	0	436,796
Premises and equipment, net	25	33	58	11,303	14	11,317
Accrued interest and fees receivable	0	0	0	882	0	882
Other assets	2	0	2	30,337	0	30,337
Core deposit intangibles	0	0	0	7,970	0	7,970
Other intangibles	1,176	2,949	4,125	0	3,014	3,014
Deposits	0	0	0	(522,295)	0	(522,295)
Other liabilities	(9)	0	(9)	(3,596)	(34)	(3,630)
Other Federal Home Loan Bank borrowings	0	0	0	(17,616)	0	(17,616)
Total identifiable assets, net	1,194	2,982	4,176	40,074	2,994	43,068
Goodwill	$625	$1,575	$2,200	$42,105	$483	$42,588
(1)	Includes amounts for all OneGroup acquisitions completed in 2023, including immaterial acquisitions not described above.
(2)	Includes amounts for all OneGroup acquisitions completed in 2022.

The Company acquired loans from Elmira for which there was not evidence of a more-than-insignificant deterioration in credit quality since origination (non-Purchased Credit Deteriorated, or “PCD”, loans) with an unpaid principal balance of $455.7 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net discount of $20.8 million.

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

The core deposit intangibles related to the Elmira acquisition and other intangibles related to three of the OneGroup acquisitions completed in 2022, the OneGroup acquisitions completed in 2023, and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira and Axiom acquisitions and the All Other segment for the OneGroup acquisitions completed in 2023 and the JMD acquisition. Goodwill arising from the Elmira acquisition is not deductible for tax purposes. Goodwill arising from the Axiom acquisition, the OneGroup acquisitions completed in 2023, and the JMD acquisition is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were immaterial for the three months ended June 30, 2023 and $0.1 million for the six months ended June 30, 2023. Merger and acquisition integration-related expenses were $4.0 million and $4.3 million during the three and six months ended June 30, 2022, respectively. These expenses have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the three and six months ended June 30, 2022. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisition.

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

	Pro Forma (Unaudited)
	Three Months Ended	Six Months Ended
(000’s omitted)	June 30, 2022	June 30, 2022
Total revenue, net of interest expense	$170,242	$337,102
Net income	43,426	92,021

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2023, $32.5 million of accounts receivable, including $8.5 million of unbilled fee revenue, and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2022, $33.3 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition.

Loan Modifications

The Company, in certain situations, will modify a loan with a borrower experiencing financial difficulty that results in a direct change in the timing or amount of contractual cash flows. Applicable modifications include, but are not limited to, principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension (other than administrative) or a combination thereof. Principal forgiveness is defined as any contractual reduction in the amount of principal due without receiving payment or assets. Interest rate reduction is defined as the change resulting in the borrower receiving a below market interest rate. A delay in payment that is other-than-insignificant is determined by considering factors including the amount of the restructured payments relative to the unpaid principal or collateral value of the loan, as well as the timing of the restructured payment relative to the frequency of payments due under the debt, the debt’s original contract maturity and the debt’s original expected duration. Generally, a delay in payment greater than 90 days in the last twelve months would be considered other-than-insignificant. The Company considers several factors to assess whether a borrower is experiencing financial difficulty, including, but not limited to, payment default or expected payment default, bankruptcy of the borrower, substantial doubt whether the borrower will continue as a going concern and estimates or projections of the borrower’s financial condition that indicate that the borrower will be unable to service the loan in accordance with the contractual provisions of the existing agreement. Following the adoption of ASU 2022-02 on January 1, 2023, the Company has established a policy to identify and disclose information required by FASB ASC 310-10-50 regarding modifications made to borrowers experiencing financial difficulty.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,529,014	$0	$339,169	$2,189,845	$3,660,546	$0	$417,009	$3,243,537
Obligations of state and political subdivisions	529,922	577	38,536	491,963	549,118	506	45,327	504,297
Government agency mortgage-backed securities	422,521	29	57,044	365,506	444,689	58	60,114	384,633
Corporate debt securities	8,000	0	903	7,097	8,000	0	886	7,114
Government agency collateralized mortgage obligations	11,269	0	810	10,459	13,121	1	852	12,270
Total available-for-sale portfolio	$3,500,726	$606	$436,462	$3,064,870	$4,675,474	$565	$524,188	$4,151,851

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,094,267	$0	$40,454	$1,053,813	$1,079,695	$0	$44,900	$1,034,795
Government agency mortgage-backed securities	9,753	0	122	9,631	0	0	0	0
Total held-to-maturity portfolio	$1,104,020	$0	$40,576	$1,063,444	$1,079,695	$0	$44,900	$1,034,795

Equity and Other Securities:
Equity securities, at fair value	$251	$118	$0	$369	$251	$168	$0	$419
Federal Home Loan Bank common stock	23,663	0	0	23,663	47,497	0	0	47,497
Federal Reserve Bank common stock	33,568	0	0	33,568	31,144	0	0	31,144
Other equity securities, at adjusted cost	4,659	750	0	5,409	3,532	750	0	4,282
Total equity and other securities	$62,141	$868	$0	$63,009	$82,424	$918	$0	$83,342

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2023

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0	$0	$0	71	$2,189,845	$339,169	71	$2,189,845	$339,169
Obligations of state and political subdivisions	296	159,626	4,042	326	234,244	34,494	622	393,870	38,536
Government agency mortgage-backed securities	206	37,877	1,762	575	325,263	55,282	781	363,140	57,044
Corporate debt securities	0	0	0	2	7,097	903	2	7,097	903
Government agency collateralized mortgage obligations	4	391	14	37	10,044	796	41	10,435	810
Total available-for-sale investment portfolio	506	$197,894	$5,818	1,011	$2,766,493	$430,644	1,517	$2,964,387	$436,462

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	23	$1,053,813	$40,454	0	$0	$0	23	$1,053,813	$40,454
Government agency mortgage-backed securities	6	9,631	122	0	0	0	6	9,631	122
Total held-to-maturity portfolio	29	$1,063,444	$40,576	0	$0	$0	29	$1,063,444	$40,576

As of December 31, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	41	$1,384,075	$132,511	61	$1,859,462	$284,498	102	$3,243,537	$417,009
Obligations of state and political subdivisions	582	370,524	35,488	76	47,923	9,839	658	418,447	45,327
Government agency mortgage-backed securities	497	190,727	19,508	274	189,919	40,606	771	380,646	60,114
Corporate debt securities	0	0	0	2	7,114	886	2	7,114	886
Government agency collateralized mortgage obligations	29	9,968	600	17	2,274	252	46	12,242	852
Total available-for-sale investment portfolio	1,149	$1,955,294	$188,107	430	$2,106,692	$336,081	1,579	$4,061,986	$524,188

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900
Total held-to-maturity portfolio	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis done by the Company, the issuers of the securities show a low risk of default. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2023 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of June 30, 2023. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $12.7 million at June 30, 2023 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at June 30, 2023 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. At June 30, 2023 the U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. On August 1, 2023, Fitch downgraded the U.S. government’s long term rating from AAA to AA+. The credit rating downgrade does not impact the Company’s conclusion regarding the credit risk of U.S. government debt securities held in its investment portfolio. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of June 30, 2023. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $4.7 million at June 30, 2023 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$170,995	$170,364
Due after one through five years	0	0	1,013,648	909,908
Due after five years through ten years	546,275	529,303	1,100,527	972,563
Due after ten years	547,992	524,510	781,766	636,070
Subtotal	1,094,267	1,053,813	3,066,936	2,688,905
Government agency mortgage-backed securities	9,753	9,631	422,521	365,506
Government agency collateralized mortgage obligations	0	0	11,269	10,459
Total	$1,104,020	$1,063,444	$3,500,726	$3,064,870

Investment securities with a fair value of $3.45 billion and $2.18 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to collateralize certain deposits, borrowings and potential future borrowings. Securities pledged to collateralize certain deposits and borrowings included $597.1 million and $466.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2023 and December 31, 2022, respectively. All securities sold under agreement to repurchase as of June 30, 2023 and December 31, 2022 have an overnight and continuous maturity.

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

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2023	2022
Business lending	$3,833,697	$3,645,665
Consumer mortgage	3,072,090	3,012,475
Consumer indirect	1,644,811	1,539,653
Consumer direct	180,985	177,605
Home equity	439,186	433,996
Gross loans, including deferred origination costs	9,170,769	8,809,394
Allowance for credit losses	(63,284)	(61,059)
Loans, net of allowance for credit losses	$9,107,485	$8,748,335

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of June 30, 2023:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$12,345	$0	$3,562	$15,907	$3,817,790	$3,833,697
Consumer mortgage	14,841	2,910	24,184	41,935	3,030,155	3,072,090
Consumer indirect	11,797	196	0	11,993	1,632,818	1,644,811
Consumer direct	1,394	79	25	1,498	179,487	180,985
Home equity	2,798	210	2,152	5,160	434,026	439,186
Total	$43,175	$3,395	$29,923	$76,493	$9,094,276	$9,170,769

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$9,818	$0	$4,689	$14,507	$3,631,158	$3,645,665
Consumer mortgage	13,757	3,510	22,583	39,850	2,972,625	3,012,475
Consumer indirect	16,767	178	0	16,945	1,522,708	1,539,653
Consumer direct	1,307	132	28	1,467	176,138	177,605
Home equity	3,595	299	1,945	5,839	428,157	433,996
Total	$45,244	$4,119	$29,245	$78,608	$8,730,786	$8,809,394

No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2023. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2023 and December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$209,211	$674,608	$352,847	$214,130	$230,351	$733,925	$712,466	$504,510	$3,632,048
Special mention	1,546	2,533	4,693	5,554	4,564	53,689	26,057	34,197	132,833
Classified	467	2,879	628	2,276	2,956	28,472	11,990	19,148	68,816
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$211,224	$680,020	$358,168	$221,960	$237,871	$816,086	$750,513	$557,855	$3,833,697

Current period gross charge-offs	$0	$91	$0	$0	$0	$0	$388	$0	$479

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$747,573	$373,913	$232,591	$246,820	$168,468	$604,745	$646,771	$401,531	$3,422,412
Special mention	2,787	4,836	3,781	3,676	14,593	45,627	29,403	29,975	134,678
Classified	1,800	775	1,138	3,196	12,235	38,138	10,587	20,706	88,575
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$752,160	$379,524	$237,510	$253,692	$195,296	$688,510	$686,761	$452,212	$3,645,665

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

The following table details the balances in all other loan categories at June 30, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$137,493	$364,720	$476,589	$208,994	$165,668	$654,032	$369	$73,298	$2,081,163
Nonperforming	0	84	561	572	127	4,892	0	202	6,438
Total FICO AB	137,493	364,804	477,150	209,566	165,795	658,924	369	73,500	2,087,601
FICO CDE(2)
Performing	46,030	157,526	172,772	107,913	75,598	353,047	25,942	25,005	963,833
Nonperforming	0	1,071	915	1,293	1,588	14,779	0	1,010	20,656
Total FICO CDE	46,030	158,597	173,687	109,206	77,186	367,826	25,942	26,015	984,489
Total consumer mortgage	$183,523	$523,401	$650,837	$318,772	$242,981	$1,026,750	$26,311	$99,515	$3,072,090

Current period gross charge-offs	$0	$0	$0	$0	$60	$163	$0	$0	$223

Consumer indirect:
Performing	$383,788	$674,381	$342,764	$97,123	$68,195	$78,364	$0	$0	$1,644,615
Nonperforming	0	95	57	8	10	26	0	0	196
Total consumer indirect	$383,788	$674,476	$342,821	$97,131	$68,205	$78,390	$0	$0	$1,644,811

Current period gross charge-offs	$85	$1,656	$1,064	$603	$364	$618	$0	$0	$4,390

Consumer direct:
Performing	$45,181	$66,175	$35,407	$12,163	$8,041	$7,291	$6,622	$1	$180,881
Nonperforming	0	9	10	0	0	81	4	0	104
Total consumer direct	$45,181	$66,184	$35,417	$12,163	$8,041	$7,372	$6,626	$1	$180,985

Current period gross charge-offs	$14	$302	$227	$32	$51	$98	$88	$0	$812

Home equity:
Performing	$31,517	$66,814	$67,791	$34,430	$28,516	$50,268	$127,840	$29,648	$436,824
Nonperforming	0	0	10	317	177	609	731	518	2,362
Total home equity	$31,517	$66,814	$67,801	$34,747	$28,693	$50,877	$128,571	$30,166	$439,186

Current period gross charge-offs	$0	$0	$0	$64	$0	$8	$8	$4	$84
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

The following table details the balances in all other loan categories at December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$379,171	$492,731	$217,889	$173,942	$100,161	$604,258	$954	$58,639	$2,027,745
Nonperforming	0	75	573	184	399	4,347	0	449	6,027
Total FICO AB	379,171	492,806	218,462	174,126	100,560	608,605	954	59,088	2,033,772
FICO CDE(2)
Performing	160,388	178,262	112,640	79,357	54,861	323,189	27,884	22,056	958,637
Nonperforming	120	974	1,250	1,606	2,127	13,177	151	661	20,066
Total FICO CDE	160,508	179,236	113,890	80,963	56,988	336,366	28,035	22,717	978,703
Total consumer mortgage	$539,679	$672,042	$332,352	$255,089	$157,548	$944,971	$28,989	$81,805	$3,012,475

Consumer indirect:
Performing	$777,513	$422,594	$129,449	$99,593	$52,298	$58,028	$0	$0	$1,539,475
Nonperforming	18	1	53	67	15	24	0	0	178
Total consumer indirect	$777,531	$422,595	$129,502	$99,660	$52,313	$58,052	$0	$0	$1,539,653

Consumer direct:
Performing	$84,111	$46,381	$17,066	$12,729	$5,573	$5,020	$6,563	$2	$177,445
Nonperforming	6	51	1	1	29	50	22	0	160
Total consumer direct	$84,117	$46,432	$17,067	$12,730	$5,602	$5,070	$6,585	$2	$177,605

Home equity:
Performing	$69,575	$72,270	$37,964	$31,506	$16,068	$41,097	$132,703	$30,569	$431,752
Nonperforming	0	10	114	169	105	606	563	677	2,244
Total home equity	$69,575	$72,280	$38,078	$31,675	$16,173	$41,703	$133,266	$31,246	$433,996
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of June 30, 2023 and December 31, 2022 follows:

	June 30,	December 31,
(000’s omitted)	2023	2022
Loans with allowance allocation	$0	$0
Loans without allowance allocation	2,490	3,163
Carrying balance	2,490	3,163
Contractual balance	3,648	4,201
Specifically allocated allowance	0	0

The average carrying balance of individually assessed loans was $2.5 million and $8.7 million for the three months ended June 30, 2023 and 2022, respectively. The average carrying balance of individually assessed loans was $3.1 million and $12.2 million for the six months ended June 30, 2023 and 2022, respectively. No interest income was recognized on individually assessed loans for the three or six months ended June 30, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three and six months ended June 30, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

Prior to the adoption of ASU 2022-02 on January 1, 2023, modified loans were reviewed by the Company to identify if a troubled debt restructuring (“TDR”) had occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. The amount of TDRs as of December 31, 2022 and the amount of loans modified in a TDR during the three and six months ended June 30, 2022 were immaterial.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$25,227	$(304)	$113	$255	$25,291
Consumer mortgage	14,278	(204)	25	454	14,553
Consumer indirect	18,047	(1,859)	1,676	(56)	17,808
Consumer direct	3,030	(307)	233	76	3,032
Home equity	1,588	(84)	5	91	1,600
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	63,170	(2,758)	2,052	820	63,284
Liabilities for off-balance-sheet credit exposures	1,001	0	0	(68)	933
Total allowance for credit losses	$64,171	$(2,758)	$2,052	$752	$64,217

	Three Months Ended June 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$21,764	$(39)	$155	$71	$1,290	$23,241
Consumer mortgage	10,324	(77)	8	0	2,376	12,631
Consumer indirect	12,866	(1,789)	1,346	0	1,955	14,378
Consumer direct	2,725	(216)	227	0	86	2,822
Home equity	1,468	(26)	28	0	0	1,470
Unallocated	1,000	(0)	0	0	0	1,000
Allowance for credit losses – loans	50,147	(2,147)	1,764	71	5,707	55,542
Liabilities for off-balance-sheet credit exposures	892	0	0	0	331	1,223
Total allowance for credit losses	$51,039	$(2,147)	$1,764	$71	$6,038	$56,765

	Six Months Ended June 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(479)	$285	$2,188	$25,291
Consumer mortgage	14,343	(223)	32	401	14,553
Consumer indirect	17,852	(4,390)	3,023	1,323	17,808
Consumer direct	2,973	(812)	420	451	3,032
Home equity	1,594	(84)	11	79	1,600
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(5,988)	3,771	4,442	63,284
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(190)	933
Total allowance for credit losses	$62,182	$(5,988)	$3,771	$4,252	$64,217

	Six Months Ended June 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(155)	$494	$71	$(164)	$23,241
Consumer mortgage	10,017	(117)	17	0	2,714	12,631
Consumer indirect	11,737	(3,477)	2,346	0	3,772	14,378
Consumer direct	2,306	(517)	403	0	630	2,822
Home equity	1,814	(37)	121	0	(428)	1,470
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(4,303)	3,381	71	6,524	55,542
Liabilities for off-balance-sheet credit exposures	803	0	0	0	420	1,223
Total allowance for credit losses	$50,672	$(4,303)	$3,381	$71	$6,944	$56,765

The allowance for credit losses for loans increased to $63.3 million at June 30, 2023 compared to $61.1 million at December 31, 2022 and $55.5 million at June 30, 2022, reflective of a weaker economic forecast and an increase in loans outstanding.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $25.0 million at June 30, 2023 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of June 30, 2023. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels offset by modest GDP and household income growth and continued deterioration in residential real estate, commercial real estate and used auto prices.

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

During the six months ended June 30, 2023, the Company did not purchase any loans, while the Company sold $1.8 million of secondary market eligible residential consumer mortgage loans during the period. During the six months ended June 30, 2022, the Company purchased $436.9 million of loans in connection with the acquisition of Elmira and sold $3.7 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(67,348)	$10,025	$77,373	$(65,069)	$12,304
Other intangibles	123,938	(76,214)	47,724	119,813	(71,121)	48,692
Total amortizing intangibles	$201,311	$(143,562)	$57,749	$197,186	$(136,190)	$60,996

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Jul - Dec 2023	$6,988
2024	12,435
2025	10,603
2026	9,350
2027	3,823
Thereafter	14,550
Total	$57,749

Shown below are the components of the Company’s goodwill at December 31, 2022 and June 30, 2023:

(000’s omitted)	December 31, 2022	Activity	June 30, 2023
Goodwill	$841,841	$2,119	$843,960

NOTE G: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $4.3 million contribution to its defined benefit pension plan in the second quarter of 2023. The Company made a $0.1 million contribution to its defined benefit pension plan in the first quarter of 2022.

The post-retirement benefits component of net periodic benefit cost for the three and six months ended June 30, 2023 and 2022 is immaterial. The pension benefits component of net periodic benefit cost for the three and six months ended June 30, 2023 and 2022 is as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2023	2022	2023	2022
Service cost	$1,108	$1,240	$2,216	$2,480
Interest cost	1,890	1,334	3,780	2,668
Expected return on plan assets	(4,020)	(4,756)	(8,040)	(9,512)
Amortization of unrecognized net (gain) loss	(555)	211	(1,110)	422
Amortization of prior service cost	205	154	410	308
Net periodic benefit	$(1,372)	$(1,817)	$(2,744)	$(3,634)

NOTE H: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2023.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. Weighted-average anti-dilutive stock options outstanding for the three and six months ended June 30, 2023 were immaterial and 0.2 million, respectively, compared to approximately 0.4 million and 0.3 million weighted-average anti-dilutive stock options outstanding for the three and six months ended June 30, 2022, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2023	2022	2023	2022
Net income	$48,291	$39,805	$54,089	$86,860
Income attributable to unvested stock-based compensation awards	(192)	(125)	(186)	(252)
Income available to common shareholders	$48,099	$39,680	$53,903	$86,608

Weighted-average common shares outstanding – basic	53,679	53,928	53,760	53,958
Basic earnings per share	$0.90	$0.74	$1.00	$1.61

Net income	$48,291	$39,805	$54,089	$86,860
Income attributable to unvested stock-based compensation awards	(192)	(125)	(186)	(252)
Income available to common shareholders	$48,099	$39,680	$53,903	$86,608

Weighted-average common shares outstanding – basic	53,679	53,928	53,760	53,958
Assumed exercise of stock options	115	293	152	341
Weighted-average common shares outstanding – diluted	53,794	54,221	53,912	54,299
Diluted earnings per share	$0.89	$0.73	$1.00	$1.60

Stock Repurchase Program

At its December 2022 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 400,000 shares of treasury stock purchases made under this authorization during the first six months of 2023 with an average price paid per share of $51.42.

At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022, all of which were repurchased during the first six months of 2022, with an average price paid per share of $65.51.

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

The contract amounts of commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2023	2022
Commitments to extend credit	$1,452,934	$1,486,791
Standby letters of credit	56,050	57,347
Total	$1,508,984	$1,544,138

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of June 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The amount of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. The Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On May 11, 2023, the FDIC issued a notice of proposed rulemaking that would implement a special assessment to recover the uninsured deposit losses from recent bank failures. The FDIC has proposed collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 12.5 basis points of uninsured deposits that exceeded $5 billion as of December 31, 2022. There is sufficient uncertainty around the final FDIC regulation that would impact both the timing and amount recognized in the consolidated financial statements. While the Company continues to assess the impact of the special assessment to the Company’s future operating results, if the final rule for the FDIC special assessment is enacted as proposed, the impact is not expected to be material to the Company’s consolidated financial statements.

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

	June 30, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,125,720	$64,125	$0	$2,189,845
Obligations of state and political subdivisions	0	491,963	0	491,963
Government agency mortgage-backed securities	0	365,506	0	365,506
Corporate debt securities	0	7,097	0	7,097
Government agency collateralized mortgage obligations	0	10,459	0	10,459
Total available-for-sale investment securities	2,125,720	939,150	0	3,064,870
Equity securities	369	0	0	369
Mortgage loans held for sale	0	1,401	0	1,401
Commitments to originate real estate loans for sale	0	0	18	18
Forward sales commitments	0	21	0	21
Total	$2,126,089	$940,572	$18	$3,066,679

	December 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,178,189	$65,348	$0	$3,243,537
Obligations of state and political subdivisions	0	504,297	0	504,297
Government agency mortgage-backed securities	0	384,633	0	384,633
Corporate debt securities	0	7,114	0	7,114
Government agency collateralized mortgage obligations	0	12,270	0	12,270
Total available-for-sale investment securities	3,178,189	973,662	0	4,151,851
Equity securities	419	0	0	419
Commitments to originate real estate loans for sale	0	0	5	5
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1	0	1
Interest rate swap agreements liability	0	(1)	0	(1)
Total	$3,178,608	$973,667	$5	$4,152,280

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.4 million at June 30, 2023. There were no mortgage loans held for sale at December 31, 2022. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2023				December 31, 2022
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Other real estate owned	$0	$0	$623	$623	$0	$0	$503	$503
Mortgage servicing rights	0	0	608	608	0	0	1,169	1,169
Contingent consideration	0	0	(3,800)	(3,800)	0	0	(2,800)	(2,800)
Total	$0	$0	$(2,569)	$(2,569)	$0	$0	$(1,128)	$(1,128)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 75.1% at June 30, 2023 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $1.0 million and $0.7 million at June 30, 2023 and December 31, 2022, respectively.

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

The contingent consideration related to the Fringe Benefits Design of Minnesota, Inc. (“FBD”) acquisition completed in 2021 was revalued at June 30, 2023. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 6.91% applied to present value the payment, and (2) probability adjusted level of retained revenue of $4.7 million. Based on the results of the June 2023 revaluation, the Company recorded a reduction to the fair value of the contingent consideration of $0.1 million which is included in the consolidated statements of income as an acquisition-related contingent consideration adjustment. The adjusted fair value at June 30, 2023 was $1.0 million.

The contingent consideration related to the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”) acquisition completed by OneGroup in 2021 was revalued at June 30, 2023. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 6.73% to 6.94% applied to present value the payment, and (2) probability adjusted level of retained revenue of $3.3 million to $4.0 million. Based on the results of the June 2023 revaluation, the Company recorded an increase to the fair value of the contingent consideration of $1.1 million which is included in the consolidated statements of income as an acquisition-related contingent consideration adjustment. The adjusted fair value at June 30, 2023 was $2.8 million.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	June 30, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$623	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% – 75.1% (47.3%)
Commitments to originate real estate loans for sale	18	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	608	Discounted cash flow	Weighted average constant prepayment rate	4.8% - 5.0% (4.8%)
			Weighted average discount rate	4.6% - 4.8% (4.8%)
			Adequate compensation	$7/loan
Contingent consideration	(3,800)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability adjusted level of retained revenue	$3.3 million - $4.7 million

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$503	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (35.7%)
Commitments to originate real estate loans for sale	5	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,169	Discounted cash flow	Weighted average constant prepayment rate	2.9% - 3.3% (2.9%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability adjusted level of retained revenue	$3.1 million - $5.1 million

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2023 and December 31, 2022 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$9,107,485	$8,886,977	$8,748,335	$8,696,185
Held-to-maturity securities	1,104,020	1,063,444	1,079,695	1,034,795
Financial liabilities:
Deposits	12,871,786	12,838,912	13,012,308	12,981,487
Overnight borrowings	234,000	234,000	768,400	768,400
Securities sold under agreement to repurchase, short-term	233,469	233,469	346,652	346,652
Other Federal Home Loan Bank borrowings	17,284	17,037	19,474	19,377
Subordinated notes payable	0	0	3,249	3,249

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

NOTE K: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. Community Bank, N.A. (the “Bank” or “CBNA”) operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes the operating subsidiaries of Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, FBD, Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan administration, fund administration, transfer agency, actuarial, VEBA/HRA, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the personal trust unit within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc., and (b) full-service insurance, risk management and employee benefit services provided by OneGroup. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended June 30, 2023
Net interest income	$108,770	$389	$120	$0	$109,279
Provision for credit losses	752	0	0	0	752
Noninterest revenues	18,587	29,418	20,098	(2,119)	65,984
Amortization of intangible assets	1,160	1,631	914	0	3,705
Acquisition expenses	(1)	0	0	0	(1)
Acquisition-related contingent consideration adjustment	0	(100)	1,100	0	1,000
Other operating expenses	75,497	18,749	16,207	(2,119)	108,334
Income before income taxes	$49,949	$9,527	$1,997	$0	$61,473
Assets	$14,885,490	$235,655	$102,321	$(115,416)	$15,108,050
Goodwill	$732,598	$85,384	$25,978	$0	$843,960
Core deposit intangibles & Other intangibles	$11,114	$30,147	$16,488	$0	$57,749

Three Months Ended June 30, 2022
Net interest income	$103,068	$67	$6	$0	$103,141
Provision for credit losses	6,038	0	0	0	6,038
Noninterest revenues	18,199	29,454	18,315	(1,871)	64,097
Amortization of intangible assets	1,195	1,670	986	0	3,851
Acquisition expenses	3,958	2	0	0	3,960
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	72,406	17,718	13,960	(1,871)	102,213
Income before income taxes	$37,670	$10,231	$2,875	$0	$50,776
Assets	$15,267,283	$243,309	$98,567	$(121,326)	$15,487,833
Goodwill	$740,601	$85,289	$23,923	$0	$849,813
Core deposit intangibles & Other intangibles	$14,817	$36,679	$16,582	$0	$68,078

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Six Months Ended June 30, 2023
Net interest income	$219,452	$643	$214	$0	$220,309
Provision for credit losses	4,252	0	0	0	4,252
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Gain on debt extinguishment	242	0	0	0	242
Other noninterest revenues	35,949	59,639	40,326	(4,348)	131,566
Amortization of intangible assets	2,366	3,264	1,742	0	7,372
Acquisition expenses	16	0	40	0	56
Acquisition-related contingent consideration adjustment	0	(100)	1,100	0	1,000
Other operating expenses	153,763	37,713	31,534	(4,348)	218,662
Income before income taxes	$42,917	$19,405	$6,124	$0	$68,446

Six Months Ended June 30, 2022
Net interest income	$197,866	$135	$12	$0	$198,013
Provision for credit losses	6,944	0	0	0	6,944
Noninterest revenues	36,207	59,642	37,855	(3,934)	129,770
Amortization of intangible assets	2,240	3,341	2,002	0	7,583
Acquisition expenses	4,256	3	0	0	4,259
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	139,062	35,315	27,546	(3,934)	197,989
Income before income taxes	$81,571	$21,218	$7,819	$0	$110,608

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2023 and 2022, although in some circumstances the first quarter of 2023 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 32. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2023, “last year” and equivalent terms refer to calendar year 2022, “second quarter” refers to the three months ended June 30, 2023, “YTD” refers to the six months ended June 30, 2023, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 53.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets and acquired loan valuations. A summary of the accounting policies used by management is disclosed in the MD&A on pages 31-33 and Note A, “Summary of Significant Accounting Policies” on pages 76-87 of the most recent Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023, and there have been no material changes. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 12 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses, acquisition-related contingent consideration adjustment, acquisition-related provision for credit losses, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustment, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL and helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. The Company also provides supplemental reporting of its net interest margin on a “fully tax-equivalent” basis, which includes an adjustment to net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent net interest margin is a non-GAAP measure, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Diluted earnings per share were $0.89 in the second quarter of 2023, up $0.16, or 21.9%, from the second quarter of 2022. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.95 in the second quarter of 2023, compared to $0.89 in the second quarter of 2022, a $0.06 per share, or 6.7%, increase. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.17 per share in the second quarter of 2023, up $0.04, or 3.5%, from the second quarter of 2022. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services, including benefits administration, insurance services and wealth management services, to retail, commercial, institutional and municipal customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration, and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, trust administration and wealth management services through its Community Bank Wealth Management Group operating unit and insurance services through its OneGroup NY, Inc. (“OneGroup”) operating unit.

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation, (iv) increase the noninterest component of total revenues through growth in existing banking, employee benefit, insurance and wealth management services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; components of net interest margin; noninterest revenues; noninterest expenses; credit metrics; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of recently acquired businesses.

Second quarter 2023 net income increased $8.5 million, or 21.3%, compared to the second quarter of 2022, while YTD net income decreased $32.8 million, or 37.7% compared to the equivalent 2022 timeframe. Earnings per share of $0.89 for the second quarter of 2023 was $0.16 more than the second quarter of 2022, while 2023 YTD earnings per share of $1.00 was $0.60 lower than 2022 YTD earnings per share. The increase in net income and earnings per share between the quarterly periods was due to increases in net interest income and noninterest revenues and decreases in the provision for credit losses and fully-diluted shares outstanding, partially offset by increases in operating expenses and income taxes. The YTD decrease in net income and earnings per share was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities during the first quarter of 2023 in connection with a balance sheet repositioning executed in order to reduce overnight borrowings and improve net interest income and margin. The sales were completed in January and February 2023 and preceded the negative developments in the banking industry that occurred in March 2023. On a YTD basis, excluding the realized losses recognized in the first quarter of 2023, increases in net interest income and noninterest revenues and decreases in income taxes, the provision for credit losses and fully-diluted shares outstanding more than offset increases in operating expenses.

Second quarter and YTD net income adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses, gain on debt extinguishment, realized loss on sales of investment securities and the unrealized gain (loss) on equity securities (“operating net income”), a non-GAAP measure, increased $2.8 million, or 6.0%, as compared to the second quarter of 2022 and increased $2.3 million, or 2.5%, compared to June YTD 2022. Earnings per share adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses, gain on debt extinguishment, realized loss on sales of investment securities and the unrealized gain (loss) on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.91 for the second quarter increased $0.06 compared to the second quarter of 2022. Operating earnings per share of $1.77 for the first six months of 2023 increased $0.05 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

The Company’s deposit base and liquidity position continues to be strong, as the Company maintained total immediately available liquidity sources of $4.27 billion at the end of the second quarter of 2023, more than double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of second quarter ending total deposits. The Company’s deposit base is well diversified across customer segments, which as of June 30, 2023 is comprised of approximately 63% consumer, 26% business and 11% municipal, and broadly dispersed with an average deposit balance per account of under $20,000. Since the Federal Reserve began raising the federal funds rate on March 17, 2022 in an effort to combat inflation, the cycle-to-date deposit beta for the Company was 10% and the cycle-to-date total funding beta was 12%, reflective of a high proportion of non-interest bearing deposits, representing approximately 30% of total deposits, and the composition and stability of the customer base. In addition, more than 72% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the second quarter, and the Company does not currently utilize brokered or wholesale deposits.

Net interest margin increased 28 basis points between the second quarter of 2022 and the second quarter of 2023 and increased 38 basis points on a YTD basis. Fully tax-equivalent net interest margin (a non-GAAP measure) increased 29 basis points between the second quarter of 2022 and the second quarter of 2023 and increased 38 basis points on a YTD basis. Loan balances increased on both an average and ending basis as compared to the prior year second quarter and YTD period, primarily reflective of continued strong organic loan growth along with the second quarter 2022 acquisition of Elmira Savings Bank (“Elmira”) which favorably impacted the average balance growth. Deposit balances decreased on both an average and ending basis as compared to the second quarter of 2022 and YTD due in part to outflows driven by the continued spend down of funds accumulated during the pandemic and higher customer expenditure levels in the inflationary environment as well as rate competition from other banks and non-depository financial institutions. The yield on average interest earning assets increased 85 basis points compared to the prior year second quarter and 83 basis points compared to the prior YTD period, as the yield on average loans and yield on average investments both improved. The yield on average loans for the second quarter increased 70 basis points compared to the second quarter of 2022 and 65 basis points between comparable YTD periods, driven by market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The yield on average investments, including cash equivalents, increased 35 basis points compared to the prior year’s second quarter and 42 basis points on a YTD basis, which also benefitted from rising market interest rates and reflected the impact of the sale of certain available-for-sale investment securities during the first quarter of 2023. The Company’s total cost of funds increased 58 basis points from last year’s second quarter and 46 basis points YTD, as the rate paid on interest-bearing deposits and the rate paid on borrowings both increased, impacted by the Company transitioning to an overnight wholesale borrowing position during the second quarter of 2022 to meet its funding needs.

The provision for credit losses of $0.8 million for the second quarter and $4.3 million for YTD 2023 resulted in a $5.3 million and $2.7 million lower provision for credit losses than comparable prior year periods, respectively. The second quarter and YTD 2023 provision for credit losses were reflective of a stabilizing economic outlook combined with an increase in loans outstanding while the second quarter and YTD 2022 provision for credit losses was reflective of a moderate deterioration in the economic outlook, an increase in loans outstanding and $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition. Asset quality remained strong during the second quarter of 2023. The nonperforming loan ratio of 0.36% at June 30, 2023 improved 10 basis points from June 30, 2022 and two basis points from one quarter prior. The total delinquent loan ratio remained low at 0.83%, but increased slightly from 0.75% at the end of the second quarter of 2022 and 0.73% at the end of the prior quarter. Net charge-offs were $0.7 million, or an annualized 0.03% of average loans, for the second quarter and $2.2 million, or an annualized 0.05% of average loans, for the first six months of 2023, compared to net charge-offs of $0.4 million, or an annualized 0.02% of average loans, for the prior year second quarter and $0.9 million, or an annualized 0.02% of average loans, for the first six months of 2022.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, were up $0.5 million, or 2.7%, as compared to the prior year’s second quarter, but were down $0.1 million, or 0.4%, between the comparable YTD periods. The Company implemented certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. These changes ensure that the Company continues to provide customers with affordable and competitive banking options. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, were up $1.4 million, or 3.1%, as compared to the prior year’s second quarter and up $2.0 million, or 2.1%, compared to the prior YTD period, as increases in insurance services revenues due to both organic and acquired growth between the periods were partially offset by declines in employee benefit services and wealth management services revenues that were negatively impacted by more challenging investment market conditions.

Noninterest expenses increased $2.6 million, or 2.4%, between the second quarter of 2022 and the second quarter of 2023 and increased $16.9 million, or 8.0%, between June YTD 2023 and June YTD 2022. The YTD increase was primarily due to a $12.5 million increase in salaries and employee benefits driven by increases in merit and severance-related employee wages, minimum wage-related escalation on the lower end of the Company’s pay scale, acquisition-related and other additions to staffing, higher payroll taxes and higher employee benefit-related expenses. The remaining net increase in other expense categories were due to various factors including general inflationary pressures, incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition in the second quarter of 2022, larger FDIC insurance expenses due in part to an increase in the base assessment rate effective on January 1, 2023, higher legal and professional fees associated with product launches in the employee benefit services business and other various matters and an increase in data processing and communications expenses due to the Company’s continued investment in customer-facing and back office digital technologies.

On July 26, 2023, the SEC finalized rules requiring registrants to disclose material cybersecurity incidents that they experience on Form 8-K and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Annual disclosures will be required in CBSI’s Annual Report on Form 10-K for the year ended 2023. The Form 8-K disclosure requirements will become effective beginning on December 18, 2023.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $48.3 million and $54.1 million, respectively, increased $8.5 million, or 21.3%, as compared to the second quarter of 2022 and decreased $32.8 million, or 37.7%, compared to June YTD 2022. Earnings per share of $0.89 for the second quarter was $0.16 higher than the second quarter of 2022, while earnings per share for the first six months of 2023 of $1.00 was $0.60 lower than the first six months of 2022. The increase in net income and earnings per share for the quarter was the result of increases in net interest income and noninterest revenues and decreases in the provision for credit losses and fully-diluted shares outstanding, partially offset by increases in operating expenses and income taxes. The decrease in net income and earnings per share for the YTD period as compared to the prior year was the result of a decrease in noninterest revenues, primarily due to the impact of a $52.3 million pre-tax realized loss on sales of investment securities in the first quarter of 2023 as part of a balance sheet repositioning, as well as an increase in operating expenses, partially offset by an increase in net interest income and decreases in the provision for credit losses, income taxes and fully-diluted shares outstanding. Operating net income, a non-GAAP measure, of $49.1 million and $95.9 million for the second quarter and June YTD, respectively, increased $2.8 million, or 6.0%, as compared to the second quarter of 2022 and increased $2.3 million, or 2.5%, compared to June YTD 2022. Operating earnings per share, a non-GAAP measure, of $0.91 for the second quarter was up $0.06 compared to the second quarter of 2022, while operating earnings per share of $1.77 for the first six months of 2023 was up $0.05 compared to the first six months of 2022. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $109.3 million was up $6.1 million, or 6.0%, from the comparable prior year period. The quarterly improvement resulted from an increase in the yield on interest-earning assets and a decrease in interest-bearing liability balances, partially offset by a decrease in interest-earning asset balances and an increase in the rate paid on interest-bearing liabilities. Net interest income for the first six months of 2023 increased $22.3 million, or 11.3%, versus the first six months of 2022. The year-over-year improvement resulted from an increase in the tax equivalent yield on average interest-earning asset balances, partially offset by a decrease in average interest-earning asset balances and increases in the cost and average balance of interest-bearing liabilities.

The provision for credit losses for the second quarter of $0.8 million and June YTD of $4.3 million decreased $5.3 million and $2.7 million as compared to the second quarter and first six months of 2022, respectively. The second quarter and YTD 2023 provision for credit losses was reflective of a stable economic outlook, continued low levels of net charge-offs, delinquent loans and nonperforming loans and an increase in loans outstanding. The second quarter and YTD 2022 provision for credit losses included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition.

Second quarter and year-to-date noninterest revenues were $66.0 million and $79.5 million, respectively, up $1.9 million, or 2.9%, from the second quarter of 2022 and down $50.3 million, or 38.8%, from the first six months of 2022. The increase compared to the prior year’s second quarter was a result of increases in insurance services revenue, other banking revenues and debit interchange and ATM fees, partially offset by decreases in deposit service charges and fees, employee benefit services revenues, wealth management services revenues, mortgage banking revenues and unrealized loss on equity securities. The YTD decrease was primarily due to the recognition of the previously mentioned $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities associated with the Company’s first quarter 2023 balance sheet repositioning, as well as decreases in debit interchange and ATM fees, deposit service charges and fees, wealth management services revenues, employee benefit services revenues, mortgage banking revenues and unrealized loss on equity securities, partially offset by increases in insurance services revenue, other banking revenues and gain on debt extinguishment.

Noninterest expenses of $113.0 million and $227.1 million for the second quarter and June YTD periods, respectively, reflected an increase of $2.6 million, or 2.4%, from the second quarter of 2022 and an increase of $16.9 million, or 8.0%, from the first six months of 2022. The increase in noninterest expenses for the quarter was due to increases in salaries and benefits, other expenses, business development and marketing expenses, data processing and communications expenses, acquisition-related contingent consideration adjustments and occupancy and equipment expenses, partially offset by decreases in acquisition expenses, legal and professional fees and amortization of intangible assets. The YTD increase in noninterest expenses was due to increases in salaries and benefits, other expenses, legal and professional fees, data processing and communications expenses, business development and marketing expenses, legal and professional fees, data processing and communications expenses, acquisition-related contingent consideration adjustments and occupancy and equipment expenses, partially offset by a decrease in acquisition expenses and amortization of intangible assets. Excluding acquisition expenses and acquisition-related contingent consideration adjustments, 2023 operating expenses were $6.0 million, or 5.6%, higher for the second quarter and $20.5 million, or 10.0%, higher for the year-to-date timeframe.

The effective income tax rates were 21.4% and 21.0% for second quarter and YTD 2023, respectively, as compared to 21.6% and 21.5% for the comparable prior year periods.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2023	2022	2023	2022
Net interest income	$109,279	$103,141	$220,309	$198,013
Provision for credit losses	752	6,038	4,252	6,944
Loss on sales of investment securities	0	0	(52,329)	0
Noninterest revenues excluding loss on sales of investment securities	65,984	64,097	131,808	129,770
Noninterest expenses	113,038	110,424	227,090	210,231
Income before income taxes	61,473	50,776	68,446	110,608
Income taxes	13,182	10,971	14,357	23,748
Net income	$48,291	$39,805	$54,089	$86,860

Diluted weighted average common shares outstanding	54,008	54,393	54,097	54,456
Diluted earnings per share	$0.89	$0.73	$1.00	$1.60

Net Interest Income

Net interest income is the amount by which interest, dividends and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and interest paid on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter was $110.4 million, an increase of $6.2 million, or 6.0%, compared to the same period last year. This was driven by an 85 basis point increase in the yield on average interest-earnings assets and a $2.8 million decrease in average interest-bearing liabilities, partially offset by a $531.0 million decrease in average interest-earning assets and an 81 basis point increase in the rate paid on average interest-bearing liabilities in comparison to the second quarter of 2022. As reflected in Table 3 for the quarter, net interest income was favorably impacted by $29.6 million due to the increase in the yield on average interest-earning assets, partially offset by the unfavorable impacts on net interest income of $4.1 million due to the volume decrease in interest-earning assets and $19.3 million due to an increase in the rate paid on average interest-bearing liabilities. June YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $222.5 million, increased $22.6 million, or 11.3%, from the year-earlier period. The June YTD increase resulted from an 83 basis point increase in the yield on average interest-earning assets, partially offset by a $109.7 million increase in average interest-bearing liabilities, a 66 basis point increase in the average rate paid on interest-bearing liabilities and a $282.8 million decrease in average interest-earning assets. As reflected in Table 3, for June YTD, the increase in the yield on average interest-earning assets had a favorable impact on net interest income of $58.1 million, partially offset by the unfavorable impacts on net interest income of $0.1 million due to the increase in average interest-bearing liabilities, $31.3 million due to the increase in the rate paid on average interest-bearing liabilities and $4.1 million due to the volume decrease in average interest-earning assets.

Net interest margin of 3.14% for the second quarter of 2023 was 28 basis points higher as compared to the second quarter of 2022. The fully tax-equivalent net interest margin (non-GAAP) of 3.18% for the second quarter of 2023 was 29 basis points higher as compared to the second quarter of 2022. The increase was the result of an 85 basis point increase in the interest-earning asset yield, partially offset by an 81 basis point increase in the rate paid on average interest-bearing liabilities. Net interest margin of 3.16% for the first six months of 2023 was 38 basis points higher than the comparable period of 2022. The fully tax-equivalent net interest margin (non-GAAP) of 3.19% for the first six months of 2023 was 38 basis points higher than the comparable period of 2022. The yield on interest-earning assets increased 83 basis points, while the rate on interest-bearing liabilities increased by 66 basis points for the first six months of 2023 as compared to the prior year period. The decline in noninterest checking deposit balances also had an adverse impact on the fully tax-equivalent net interest margin (non-GAAP) for both periods.

The 85 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the second quarter increased by 70 basis points compared to the second quarter of 2022. The second quarter of 2023 yield on average investments, including cash equivalents, increased 35 basis points compared to the prior year. The 83 basis point increase in the yield on interest-earning assets for the first six months of 2023 was the result of a 65 basis point increase in the yield on average loans and a 42 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. The increase in loan yields were reflective of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The increase in investment yields were driven by market interest rate increases and the sales and maturities of certain available-for-sale investment securities during the first six months of 2023.

The rate paid on average interest-bearing liabilities increased by 81 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 72 basis points and the average rate paid on external borrowings increased 216 basis points from the comparable prior period. For the first six months of 2023, the rate paid on average interest-bearing liabilities increased by 66 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits increased 53 basis points and the rate paid on average external borrowings increased 232 basis points. The rate paid on average interest-bearing deposits increased as interest rates on certain interest-bearing deposits were raised in response to market conditions. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to fund loan growth, as well as the increase in the rates paid on customer repurchase agreements in response to market conditions.

The Company expects deposit costs to continue to increase to reflect the rapid changes in market interest rates that have occurred over the past year and that the cycle-to-date deposit beta will increase over current levels. The expected increase in deposit beta is reflective of the Company’s strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers, as well as heightened competition for deposit funding in the higher rate environment. The Company has been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as a key component of this strategy. In addition, the Company expects funding costs to increase due to higher deposit costs, in part due to the continued migration from noninterest and low rate products to higher rate products, and potentially a greater reliance on comparatively high cost wholesale borrowings.

The second quarter and YTD average balance of investments, including cash equivalents, decreased $1.88 billion and $1.70 billion, respectively, as compared to the corresponding prior year periods, primarily due to strong organic loan growth and declines in the investment securities portfolio driven by scheduled maturities and the sales of certain available-for-sale investment securities in connection with the Company’s first quarter balance sheet repositioning. Investment security sales, maturities, calls and principal payments outpaced purchases during the second quarter and YTD periods. The cash equivalents component of average earning assets decreased $444.2 million and $672.4 million for the second quarter and YTD periods, respectively, compared to the prior year periods due in part to the funding of strong organic loan growth. Average loan balances increased $1.35 billion for the quarter and $1.42 billion YTD as compared to the prior year, due to high levels of organic growth and the impact of the Elmira acquisition.

Average interest-bearing deposits decreased $215.7 million compared to the prior year quarter and $196.0 million compared to the prior YTD period. The quarterly decrease in average interest-bearing deposits was due to decreases in interest checking, money market and savings deposits, partially offset by an increase in time deposits. The YTD decrease in average interest-bearing deposits was driven by decreases in interest checking and money market deposits, while time and savings deposits increased. The decrease in deposit balances were due in part to outflows driven by the continued spend down of funds accumulated during the pandemic, including the impact from higher customer expenditure levels in the inflationary environment. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable and securities sold under agreement to repurchase (customer repurchase agreements), increased $212.9 million and $305.7 million for the quarter and YTD periods respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to an increase in overnight borrowings to meet the Company’s funding needs.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 24.3% in 2023 and 24.2% in 2022. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$28,491	$303	4.27%	$472,671	$764	0.65%
Taxable investment securities (1)	4,313,875	20,507	1.91%	5,760,399	24,135	1.68%
Nontaxable investment securities (1)	525,314	4,447	3.40%	513,506	4,195	3.28%
Loans (net of unearned discount) (2)	9,072,956	107,447	4.75%	7,725,107	78,089	4.05%
Total interest-earning assets	13,940,636	132,704	3.82%	14,471,683	107,183	2.97%
Noninterest-earning assets	1,209,365			981,029
Total assets	$15,150,001			$15,452,712

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,874,095	12,449	0.63%	$8,323,724	1,010	0.05%
Time deposits	1,179,104	6,499	2.21%	945,135	1,681	0.71%
Customer repurchase agreements	303,744	654	0.86%	294,704	214	0.29%
Overnight borrowings	202,565	2,610	5.17%	1,560	7	1.75%
FHLB borrowings	17,276	133	3.08%	11,142	83	3.00%
Subordinated notes payable	0	0	0.00%	3,268	39	4.69%
Total interest-bearing liabilities	9,576,784	22,345	0.94%	9,579,533	3,034	0.13%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,836,341			4,061,738
Other liabilities	103,884			68,031
Shareholders’ equity	1,632,992			1,743,410
Total liabilities and shareholders’ equity	$15,150,001			$15,452,712

Net interest earnings		$110,359			$104,149

Net interest spread			2.88%			2.84%
Net interest margin on interest-earning assets			3.14%			2.86%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.18%			2.89%

Fully tax-equivalent adjustment (3)		$1,080			$1,008
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$28,135	$542	3.89%	$700,511	$1,191	0.34%
Taxable investment securities (1)	4,535,749	42,206	1.88%	5,632,393	46,299	1.66%
Nontaxable investment securities (1)	528,939	8,963	3.42%	463,664	7,472	3.25%
Loans (net of unearned discount) (2)	8,979,081	207,966	4.67%	7,558,126	150,747	4.02%
Total interest-earning assets	14,071,904	259,677	3.72%	14,354,694	205,709	2.89%
Noninterest-earning assets	1,185,929			1,169,370
Total assets	$15,257,833			$15,524,064

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,916,883	19,046	0.49%	$8,255,651	1,831	0.04%
Time deposits	1,072,847	9,830	1.85%	930,073	3,425	0.74%
Customer repurchase agreements	319,024	1,124	0.71%	303,824	425	0.28%
Overnight borrowings	282,089	6,892	4.93%	784	7	1.75%
FHLB borrowings	17,494	267	3.07%	6,533	93	2.86%
Subordinated notes payable	1,543	38	4.96%	3,271	77	4.71%
Total interest-bearing liabilities	9,609,880	37,197	0.78%	9,500,136	5,858	0.12%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,939,345			4,015,226
Other liabilities	103,598			117,397
Shareholders' equity	1,605,010			1,891,305
Total liabilities and shareholders’ equity	$15,257,833			$15,524,064

Net interest earnings		$222,480			$199,851

Net interest spread			2.94%			2.77%
Net interest margin on interest-earning assets			3.16%			2.78%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.19%			2.81%

Fully tax-equivalent adjustment (3)		$2,171			$1,838
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2023			Six months ended June 30, 2023
	versus June 30, 2022			versus June 30, 2022
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(1,296)	$835	$(461)	$(2,149)	$1,500	$(649)
Taxable investment securities	(6,592)	2,964	(3,628)	(9,724)	5,631	(4,093)
Nontaxable investment securities	98	154	252	1,092	399	1,491
Loans	14,804	14,554	29,358	30,802	26,417	57,219
Total interest-earning assets (2)	(4,061)	29,582	25,521	(4,128)	58,096	53,968

Interest paid on:
Interest checking, savings and money market deposits	(58)	11,497	11,439	(78)	17,293	17,215
Time deposits	508	4,310	4,818	599	5,806	6,405
Customer repurchase agreements	7	433	440	22	677	699
Overnight borrowings	2,565	38	2,603	6,851	34	6,885
FHLB borrowings	47	2	49	166	8	174
Subordinated notes payable	(19)	(19)	(38)	(43)	4	(39)
Total interest-bearing liabilities (2)	(1)	19,312	19,311	66	31,273	31,339

Net interest earnings (2)	$(3,925)	$10,135	$6,210	$(4,005)	$26,634	$22,629
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2023	2022	2023	2022
Employee benefit services	$28,565	$28,921	$57,949	$58,501
Insurance services	11,860	9,780	23,382	20,189
Wealth management services	7,858	8,141	16,103	16,774
Deposit service charges and fees	9,078	9,610	18,250	18,960
Debit interchange and ATM fees	6,620	6,528	12,582	13,333
Mortgage banking	11	269	286	424
Other banking revenues	2,042	870	3,064	1,609
Subtotal	66,034	64,119	131,616	129,790
Loss on sales of investment securities	0	0	(52,329)	0
Gain on debt extinguishment	0	0	242	0
Unrealized loss on equity securities	(50)	(22)	(50)	(20)
Total noninterest revenues	$65,984	$64,097	$79,479	$129,770
Noninterest revenues/total revenues	37.6%	38.3%	26.5%	39.6%
Noninterest revenues/operating revenues (FTE basis) (1)	37.6%	38.3%	37.4%	39.6%
(1)	For purposes of this ratio noninterest revenues excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, unrealized loss on equity securities and acquired non-PCD loan accretion. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $66.0 million for the second quarter of 2023 and $79.5 million for the first six months of 2023. This represents an increase of $1.9 million, or 2.9%, for the quarter and a decrease of $50.3 million, or 38.8%, for the YTD period in comparison to the equivalent 2022 periods. The increase for the quarterly period was driven by increases in insurance services revenue and banking noninterest revenue, partially offset by decreases in employee benefit services revenue and wealth management services revenue. The YTD decrease was primarily a result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the first quarter of 2023 to provide the Company with greater flexibility in managing balance sheet growth and deposit funding. Excluding the realized loss on sale of investment securities and gain on debt extinguishment recognized in the first quarter of 2023, noninterest revenues were up $1.8 million, or 1.4%, between June YTD 2023 and June YTD 2022 which was driven by an increase in insurance services revenue, partially offset by decreases in banking noninterest revenue, employee benefit services revenue and wealth management services revenue.

Banking noninterest revenue of $17.8 million for the second quarter and $34.2 million for the first six months of 2023 increased $0.5 million, or 2.7%, and decreased $0.1 million, or 0.4%, respectively, as compared to the corresponding prior year periods. The quarterly increase was driven by an increase in other banking revenues and debit interchange and ATM fees, partially offset by decreases in deposit service charges and fees and mortgage banking revenues. The YTD decrease was driven by decreases in debit interchange and ATM fees, deposit service charges and fees and mortgage banking revenues, partially offset by an increase in other banking revenues. The decreases in deposit service charges and fees were reflective of the Company’s implementation of certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. The Company expects to continue to evaluate its deposit service charges and other fees for further modifications during 2023 in order to better serve the Company’s customers by offering an array of products and services designed to meet their particular type of banking needs.

Employee benefit services revenue decreased $0.4 million, or 1.2%, and $0.6 million, or 0.9%, for the three and six months ended June 30, 2023, respectively, as compared to the equivalent prior year periods primarily related to a decline in certain cyclical administrative-related plan fees. Insurance services revenue was up $2.1 million, or 21.3%, and $3.2 million, or 15.8%, for the second quarter and YTD periods, respectively, driven primarily by a strong premium market and organic expansion, along with acquired growth between the periods. Wealth management services revenue was down $0.3 million, or 3.5%, for the second quarter of 2023 and $0.7 million, or 4.0%, for June 2023 YTD as compared to the same time periods of 2022, primarily driven by more challenging investment market conditions.

The ratio of noninterest revenues to total revenues was 37.6% for the second quarter of 2023 and 26.5% for June YTD 2023, compared to 38.3% for the prior year’s second quarter and 39.6% for June YTD 2022. The quarterly decrease was due to noninterest revenues increasing 2.9% while net interest income increased 6.0%. The YTD decrease was primarily the result of the $50.3 million, or 38.8%, decrease in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities, while net interest income increased 11.3%, driven by net interest margin expansion.

The ratio of noninterest revenues to operating revenues (FTE basis, non-GAAP), as defined in footnote 1 of Table 4 above, was 37.6% for the quarter and 37.4% for the six months ended June 30, 2023, respectively, versus 38.3% and 39.6% for the comparable periods of 2022. The decrease between the quarterly periods was due to a 6.2% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues increased 3.0%. The year-to-date decrease was a function of an 11.3% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues increased 1.4%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2023	2022	2023	2022
Salaries and employee benefits	$68,034	$65,398	$139,521	$127,046
Data processing and communications	14,291	13,611	27,420	26,270
Occupancy and equipment	10,453	10,424	21,477	21,376
Amortization of intangible assets	3,705	3,851	7,372	7,583
Legal and professional fees	3,102	3,385	8,303	7,002
Business development and marketing	4,567	3,616	7,468	6,359
Acquisition expenses	(1)	3,960	56	4,259
Acquisition-related contingent consideration adjustment	1,000	400	1,000	400
Other	7,887	5,779	14,473	9,936
Total noninterest expenses	$113,038	$110,424	$227,090	$210,231

Noninterest expenses/average assets	2.99%	2.87%	3.00%	2.73%
Operating expenses(1)/average assets	2.87%	2.65%	2.89%	2.57%
Efficiency ratio (GAAP)	64.5%	66.0%	75.8%	64.1%
Operating efficiency ratio (non-GAAP)(2)	61.7%	61.1%	62.1%	60.4%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment and amortization of intangibles. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized loss on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $113.0 million and $227.1 million for the second quarter and YTD periods of 2023, respectively, representing an increase of $2.6 million, or 2.4%, and an increase of $16.9 million, or 8.0%, from the prior year periods. Second quarter and YTD 2023 noninterest expenses included $1.0 million and $1.1 million of acquisition expenses and acquisition-related contingent consideration adjustments, respectively, compared to $4.4 million and $4.7 million in second quarter and YTD 2022, respectively. Salaries and employee benefits increased $2.6 million, or 4.0%, and $12.5 million, or 9.8%, for the second quarter and YTD periods of 2023, respectively, as compared to the corresponding periods of 2022. The remaining change to noninterest expenses are attributed to data processing and communications (up $0.7 million for the quarter and $1.2 million YTD), amortization of intangible assets (down $0.1 million for the quarter and $0.2 million YTD), occupancy and equipment (consistent between the quarters and up $0.1 million YTD), legal and professional fees (down $0.3 million for the quarter and up $1.3 million YTD), business development and marketing (up $1.0 million for the quarter and $1.1 million YTD) and other expenses (up $2.1 million for the quarter and $4.5 million YTD).

The increase in salaries and benefits was driven by increases in merit and severance-related employee wages, minimum wage-related escalation on the lower end of the Company’s pay scale, acquisition-related and other additions to staffing, higher payroll taxes and higher employee benefit-related expenses. Other expenses were up due to increases in insurance and travel-related expenses along with general inflationary pressures and the incremental expenses associated with operating an expanded franchise subsequent to the Elmira acquisition in mid-second quarter 2022. The higher insurance costs included in other expenses reflected larger FDIC insurance expenses due in part to an increase in the base assessment rate effective January 1, 2023. Legal and professional fees were up on a YTD basis primarily due to fees associated with product launches in the employee benefit services business and other various matters. The increase in data processing and communications expenses was due to the Company’s continued investment in customer-facing and back office digital technologies between the comparable periods. Business development and marketing expenses increased due to the Company’s investment in digital marketing automation technologies and higher levels of targeted advertisements intended to generate deposits.

The Company’s GAAP efficiency ratio was 64.5% for the second quarter of 2023, 1.5 percentage points favorable to the comparable quarter of 2022. This resulted from total revenues increasing 4.8%, primarily due to higher net interest income as a result of net interest margin expansion, while total noninterest expenses increased 2.4% due to the factors noted above. The GAAP efficiency ratio of 75.8% for June YTD 2023 was 11.7 percentage points unfavorable to the 64.1% GAAP efficiency ratio for June YTD 2022. The increase in the GAAP efficiency ratio between the comparable YTD periods was the result of total revenues decreasing 8.5% primarily due to the $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the first quarter of 2023, while total noninterest expenses increased 8.0% due to the factors noted above. Annualized current quarter noninterest expenses as a percentage of average assets increased 0.12 percentage points versus the second quarter of the prior year as noninterest expenses increased 2.4% while average assets decreased 2.0%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.27 percentage points as noninterest expenses increased 8.0% while average assets decreased 1.7%. Noninterest expenses increased between both periods due to the factors noted above and average assets decreased between both periods primarily due to the aforementioned sale of certain available-for-sale investment securities during the first quarter of 2023.

The Company’s non-GAAP efficiency ratio (as defined in the table above) was 61.7% for the second quarter, 0.6 percentage points unfavorable to the comparable quarter of 2022. This resulted from operating expenses (as described above) increasing 6.0%, while operating revenues (as described above) increased 4.9%. The efficiency ratio of 62.1% for the first six months of 2023 was 1.7 percentage points unfavorable compared to the first six months of 2022 due to 10.4% higher operating expenses (as described above), while operating revenues (as described above) increased by 7.4%. Current year operating expenses (as described above) as a percentage of average assets increased 0.22 percentage points versus the prior year quarter and increased 0.32 percentage points versus the prior year-to-date period as operating expenses (as defined above) increased while average assets decreased on both a quarterly and YTD basis. Operating expenses (as defined above) increased 6.0% for the quarter and 10.4% for the year-to-date period, while average assets decreased 2.0% for the quarter and 1.7% for the year-to-date period.

Income Taxes

The second quarter and YTD 2023 effective income tax rates were 21.4% and 21.0%, respectively, as compared to 21.6% and 21.5% for the comparable periods of 2022. The decrease in the second quarter and YTD 2023 effective income tax rates are primarily attributable to a decrease in the full-year 2023 pre-tax income projection as a result of the loss on investment security sales recognized in the first quarter of 2023. The Company recorded a $0.3 million and $0.6 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2023 and YTD 2022, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for both the second quarter and YTD 2023 were 21.4%, as compared to 21.6% and 22.0% for the comparable periods of 2022.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.23 billion at the end of the second quarter, a decrease of $1.08 billion, or 20.4%, from December 31, 2022 and $1.41 billion, or 25.0%, lower than June 30, 2022. The carrying value of cash equivalents was $34.6 million at the end of the second quarter, an increase of $16.2 million from December 31, 2022 and $14.3 million from June 30, 2022. The book value of investment securities (excluding unrealized gains and losses) of $4.67 billion at the end of the second quarter decreased $1.17 billion from December 31, 2022 and $1.64 billion from June 30, 2022. During the first six months of 2023, the Company purchased $9.8 million of government agency mortgage-backed securities with an average yield of 5.23%, which the Company classified as held-to-maturity. These additions were offset by proceeds of $733.8 million from the sale of certain available-for-sale U.S. Treasury securities associated with the first quarter 2023 balance sheet repositioning and $394.5 million of investment maturities, calls and principal payments during the first six months of 2023. Additionally, there was $20.4 million of net accretion on investment securities during the first six months of 2023. The effective duration of the investment securities portfolio was 7.2 years at the end of the second quarter of 2023, as compared to 6.3 years at the end of 2022 and 6.7 years at the end of the second quarter of 2022.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2023, the investment portfolio (excluding held-to-maturity investment securities) had a $435.0 million net unrealized loss, as compared to a $522.7 million net unrealized loss at December 31, 2022 and a $663.9 million net unrealized loss at June 30, 2022. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales, maturities and reclassifications that have occurred over the past 12 months and the recognition of the loss on sales of available-for-sale investment securities related to aforementioned balance sheet repositioning.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	June 30,	December 31,	June 30,
(000’s omitted)	2023	2022	2022
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,189,845	$3,243,537	$4,615,546
Obligations of state and political subdivisions	491,963	504,297	527,155
Government agency mortgage-backed securities	365,506	384,633	425,357
Corporate debt securities	7,097	7,114	7,231
Government agency collateralized mortgage obligations	10,459	12,270	15,138
Total available-for-sale portfolio	3,064,870	4,151,851	5,590,427

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,094,267	1,079,695	0
Government agency mortgage-backed securities	9,753	0	0
Total held-to-maturity portfolio	1,104,020	1,079,695	0

Equity and other Securities:
Equity securities, at fair value	369	419	443
Federal Home Loan Bank common stock	23,663	47,497	13,199
Federal Reserve Bank common stock	33,568	31,144	35,323
Other equity securities, at adjusted cost	5,409	4,282	3,630
Total equity and other securities	63,009	83,342	52,595

Total investments	$4,231,899	$5,314,888	$5,643,022

Loans

Loans ended the second quarter at $9.17 billion, $361.4 million, or 4.1%, higher than December 31, 2022 ending loans and $1.03 billion, or 12.6%, higher than June 30, 2022.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing. The business lending portfolio increased $501.7 million, or 15.1%, from June 30, 2022 and increased $188.0 million, or 5.2%, from December 31, 2022, driven by net organic growth. Growth in commercial mortgages drove the majority of the increase between both periods, in particular commercial real estate non-owner occupied and commercial real estate multi-family, followed by commercial real estate owner occupied, along with increases in commercial and industrial lines of credit, partially offset by decreases in commercial and industrial term loans. While certain macroeconomic concerns are emerging related to non-owner occupied commercial real estate, the Company’s exposure to this portfolio remains relatively low at 180% of total bank-level capital. The increases in these segments are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development in the Company’s market areas. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $168.3 million, or 5.8%, from one year ago and increased $59.6 million, or 2.0%, from December 31, 2022, reflective of organic growth. Over the past year the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, investments in additional resources and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets. Home equity loans increased $13.7 million, or 3.2%, from one year ago, and increased $5.2 million, or 1.2%, from December 31, 2022, in part aided by lower levels of consumer mortgage refinancing-related payoffs and paydowns in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $342.4 million, or 23.1%, from one year ago and increased $108.5 million, or 6.3%, from December 31, 2022. The increase was primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the solid sales volumes that existed in its market area and dealer network which, combined with higher vehicle sales prices, resulted in significant growth in the Company’s consumer indirect portfolio, despite national vehicle shortages. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that will be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, total allowance for credit losses at the end of the second quarter was $63.3 million, an increase of $7.7 million, or 13.9%, from one year earlier and an increase of $2.2 million, or 3.6%, from the end of 2022.

Table 7: Allowance for Credit Losses by Loan Type

	June 30, 2023		December 31, 2022		June 30, 2022
		Percent of		Percent of		Percent of
		Total		Total		Total
(000’s omitted except for ratios)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Business lending	$25,291	41.8%	$23,297	41.4%	$23,241	40.9%
Consumer mortgage	14,553	33.5%	14,343	34.2%	12,631	35.7%
Consumer indirect	17,808	17.9%	17,852	17.5%	14,378	16.1%
Consumer direct	3,032	2.0%	2,973	2.0%	2,822	2.1%
Home equity	1,600	4.8%	1,594	4.9%	1,470	5.2%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$63,284	100.0%	$61,059	100.0%	$55,542	100.0%

As demonstrated in Table 7, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at June 30, 2023 was consistent with December 31, 2022 and June 30, 2022. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	June 30,	December 31,	June 30,
	2023	2022	2022
Allowance for credit losses/total loans	0.69%	0.69%	0.68%
Allowance for credit losses/nonperforming loans	190%	183%	150%
Nonaccrual loans/total loans	0.33%	0.33%	0.39%
Allowance for credit losses/nonaccrual loans	211%	209%	175%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.02%	0.01%	(0.01)%
Consumer mortgage	0.02%	0.01%	0.01%
Consumer indirect	0.05%	0.46%	0.15%
Consumer direct	0.17%	0.41%	(0.02)%
Home equity	0.07%	(0.01)%	0.00%
Total loans	0.03%	0.09%	0.02%

Net charge-offs during the second quarter of 2023 were $0.7 million, an increase of $0.3 million compared to the second quarter of 2022. All portfolios with the exception of consumer indirect experienced higher charge-off levels in the second quarter of 2023 compared to the second quarter of 2022. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the second quarter was 0.03%, six basis points lower than the ratio at December 31, 2022 and one basis point higher than the ratio at June 30, 2022. Net charge-off ratios for the second quarter of 2023 for the business lending, consumer mortgage, and home equity portfolios were above the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer indirect and consumer direct portfolios were below the Company’s average for the trailing eight quarters. Economic conditions have been relatively stable with the unemployment rate in particular remaining low and supporting the continued historically low levels of net charge-offs experienced by the Company.

Other real estate owned (“OREO”) at June 30, 2023 was $0.6 million. This compares to $0.5 million at December 31, 2022 and $0.6 million at June 30, 2022. At June 30, 2023, OREO consisted of 11 residential properties with a total value of $0.6 million. This compares to seven residential properties with a total value of $0.5 million at December 31, 2022, and nine residential properties with a total value of $0.5 million and one commercial property with a value of $0.1 million at June 30, 2022.

Approximately 11% of the nonperforming loans at June 30, 2023 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. The level of nonperforming business loans decreased from the prior year as certain business lending relationships returned to accrual status, due in part to the stabilization of business conditions within the Company’s market area, particularly in the recreational and lodging industry.

Approximately 81% of nonperforming loans at June 30, 2023 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan segment remaining favorable. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 190% at the end of the second quarter, as compared to 183% at year-end 2022 and 150% at June 30, 2022. The increase in this ratio between the annual quarterly periods was primarily driven by a higher allowance for credit losses due to growth in total loan balances and a weaker economic forecast, combined with a decrease in nonperforming business loan levels.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 0.83% at the end of the second quarter, six basis points below the 0.89% at year-end 2022 and eight basis points above the 0.75% at June 30, 2022. The business lending delinquency ratio at the end of the second quarter of 0.41% was one basis point above the level of 0.40% at December 31, 2022 and June 30, 2022, due a generally stable business environment in the Company’s market area. The delinquency rates for the consumer indirect and home equity portfolios decreased as compared to the levels at December 31, 2022, while consumer mortgage increased and consumer direct remained consistent. The delinquency rates for the consumer direct, home equity, and consumer mortgage all increased compared to the levels at June 30, 2022, while delinquency rates for consumer indirect decreased.

The Company recorded a $0.8 million provision for credit losses in the second quarter of 2023. The second quarter provision for credit losses was $5.3 million lower than the equivalent prior year period’s provision for credit losses of $6.0 million, which included $3.9 million of acquisition-related provision for credit losses from the Elmira acquisition. The second quarter of 2023 provision for credit losses reflects stable economic forecasts and asset quality metrics as well as net loan growth between the periods. The allowance for credit losses of $63.3 million as of June 30, 2023 increased $2.2 million compared to December 31, 2022 and increased $7.7 million compared to June 30, 2022. The allowance for credit losses to total loans ratio was 0.69% at June 30, 2023, consistent with the level at December 31, 2022 and one basis point higher than the level at June 30, 2022. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2023, the net purchase discount related to the $1.13 billion of remaining non-PCD loan balances acquired in prior period acquisitions was approximately $22.5 million, or 2.0% of that portfolio.

Deposits

As shown in Table 9, average deposits of $12.89 billion in the second quarter were $441.1 million, or 3.3%, lower than the second quarter of 2022. Total average deposit balances decreased $291.0 million, or 2.2%, from the fourth quarter of last year, while on an ending basis total deposits decreased $140.5 million, or 1.1%, from December 31, 2022. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money market) to total deposits has decreased slightly from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 29.8% in the second quarter compared to 30.5% in the second quarter of 2022 and 31.9% in the fourth quarter of last year. Average non-maturity deposits (noninterest checking, interest checking, savings and money market) represented 90.9% of the Company’s deposit funding base and time deposits represented 9.1% of total average deposits in the second quarter of 2023 compared to 92.9% and 7.1%, respectively in the equivalent period year period. The quarterly average cost of deposits was 0.59% for the second quarter of 2023, compared to 0.18% for the fourth quarter of 2022 and 0.08% in the second quarter of 2022, reflective of the increase in the average interest rate paid on interest-bearing deposits as interest rates on certain interest-bearing deposits were raised in response to market conditions, as well as a decline in the proportion of noninterest and low-rate deposit balances. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of June 30, 2023 is comprised of approximately 63% consumer, 26% business and 11% municipal, and broadly dispersed with an average personal deposit account balance of approximately $12,000 and average business deposit relationship of approximately $60,000, while the Company’s total average deposit account balance is under $20,000. In addition, at the end of the quarter, 72% of the Company’s total deposits were in checking and savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. As of June 30, 2023, the Company’s total uninsured deposits, net of collateralized and intercompany deposits, is estimated at approximately $2.05 billion. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not customer facing and are therefore eliminated in consolidation, and municipal deposits which are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at June 30, 2023 are reported gross at $3.60 billion, which includes intercompany accounts of $304.2 million and collateralized deposits of $1.24 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of second quarter ending total deposits.

Average nonpublic fund deposits for the second quarter of 2023 decreased $444.4 million, or 3.8%, versus the fourth quarter of 2022 and decreased $297.9 million, or 2.5%, versus the year-earlier period. Average public fund deposits for the second quarter increased $153.4 million, or 11.4%, from the fourth quarter of 2022 primarily due to the Company’s competitive pricing and business development efforts and decreased $143.2 million, or 8.7%, from the second quarter of 2022, due in part to municipalities deploying elevated federal funding received during the pandemic. Average public fund deposits as a percentage of total average deposits decreased from 12.3% in the second quarter of 2022 to 11.6% in the second quarter of 2023.

Table 9: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000’s omitted)	2023	2022	2022
Noninterest checking deposits	$3,836,341	$4,198,086	$4,061,738
Interest checking deposits	3,117,984	3,264,432	3,436,320
Savings deposits	2,386,908	2,441,720	2,410,405
Money market deposits	2,369,203	2,383,216	2,476,999
Time deposits	1,179,104	893,074	945,135
Total deposits	$12,889,540	$13,180,528	$13,330,597
Nonpublic fund deposits	$11,393,890	$11,838,284	$11,691,764
Public fund deposits	1,495,650	1,342,244	1,638,833
Total deposits	$12,889,540	$13,180,528	$13,330,597

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2023 totaled $251.3 million. This was $539.8 million lower than borrowings at December 31, 2022 and $162.6 million above the level at the end of the second quarter of 2022. The increase from the prior year second quarter was primarily due to an increase in overnight borrowings of $168.0 million to support the funding of loan growth. The decrease from the fourth quarter of 2022 was primarily related to a decrease in overnight borrowings of $534.4 million as the Company utilized proceeds from its first quarter securities sales to pay down these borrowings. Additionally, there was a decrease in other FHLB borrowings of $2.2 million and the early redemption of the remaining acquired subordinated notes payable that had a carrying value of $3.2 million.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $233.5 million at the end of the second quarter of 2023, a decrease of $113.2 million from December 31, 2022 due primarily to the seasonal characteristics of this portfolio, and were $9.7 million above their level at June 30, 2022.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity was $1.62 billion at the end of the second quarter, up $65.7 million from the balance at December 31, 2022. The increase was driven by $74.7 million of other comprehensive income, net of tax, net income of $54.1 million, $4.2 million recognized from employee stock options earned and net activity under the Company’s employee stock plans of $0.6 million, partially offset by dividends declared of $47.4 million and common stock repurchased of $20.5 million. The other comprehensive income, net of tax, was comprised of a $75.3 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio due to movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales, maturities and reclassifications that have occurred over the past six months and the recognition of the loss on sales of available-for-sale investment securities related to aforementioned balance sheet repositioning, partially offset by a negative $0.6 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity decreased $44.3 million, as a decrease in the market value adjustment on investments, dividends declared, common stock repurchase activity and the change in the funded status of the Company’s defined benefit pension and other postretirement plans more than offset net income, the issuance of common stock in association with the employee stock plan, the accretion of the market value adjustment associated with the transfer of securities from available-for-sale to held-to-maturity and the Company’s benefit plans.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2023 was 87.7%, compared to 53.5% for the six months ended June 30, 2022. Excluding the after-tax impact of the loss on sales of investment securities, the YTD 2023 dividend payout ratio was 49.8%. Dividends declared for the first six months of 2023 increased 2.0% compared to the first six months of 2022, as the Company’s quarterly dividend per share was raised from $0.43 to $0.44 in the third quarter of 2022, while net income decreased 37.7% versus the equivalent year-to-date period due to increases in operating expenses and realized loss on investment securities, partially offset by increases in net interest income and noninterest revenues and a decrease in the provision for credit losses. Excluding the after-tax impact of the securities sales in the first quarter of 2023, net income increased 9.7% between the first six months of 2023 and the equivalent prior year period. Additionally, the number of common shares outstanding decreased 0.4% over the last twelve months, as common stock repurchases outweighed new issuance activity in the Company’s employee stock plans. During the third quarter of 2023, the Company announced an additional one-cent, or 2.3%, increase in the quarterly dividend to $0.45 per share on its common stock, which marked the 31st consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a “capital conservation buffer” for risk-weighted capital parameters, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of June 30, 2023 and December 31, 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of June 30, 2023 and December 31, 2022, the Company and the Bank must maintain:

(i)Common equity Tier 1 capital to total risk-weighted assets (“Common equity tier 1 capital ratio”) of at least 7.0%,
(ii)Tier 1 capital to total risk-weighted assets (“Tier 1 risk-based capital ratio”) of at least 8.5%, and
(iii)Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets (“Total risk-based capital ratio”) of at least 10.5%.

In addition, the Company and Bank must maintain a ratio of ending Tier 1 capital to adjusted quarterly average assets (“Tier 1 leverage ratio”) of at least 5.0% to be considered “well capitalized” under the regulatory framework for prompt corrective action.

As of June 30, 2023 and December 31, 2022, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of June 30, 2023 and December 31, 2022, the regulatory capital ratios for the Company and Bank are presented below.

Table 10: Regulatory Ratios

	June 30, 2023		December 31, 2022
	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.35%	7.81%	8.79%	7.26%
Common equity Tier 1 capital ratio	15.20%	12.66%	15.71%	12.86%
Tier 1 risk-based capital ratio	15.20%	12.66%	15.71%	12.86%
Total risk-based capital ratio	15.90%	13.36%	16.40%	13.56%

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital as defined above, was 9.35% at the end of the second quarter, up 0.56 percentage points from December 31, 2022 and 0.70 percentage points above its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2022 was the result of ending shareholders’ equity, excluding intangibles (net of associated deferred tax liabilities or “net intangibles”) and other comprehensive income or loss items, decreasing 0.7%, primarily as a result of common share repurchases slightly outweighing earnings retention that was negatively impacted by the realized loss on investment security sales in connection with the first quarter 2023 balance sheet repositioning, while average assets, excluding intangibles and the market value adjustment on investments, decreased 6.5%. The Tier 1 leverage ratio increased compared to the prior year’s second quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 4.9% as net earnings retention outweighed share repurchases, while average assets, excluding intangibles and the market value adjustment on investments, decreased 2.9%. The decrease in average assets, excluding intangibles and the market value adjustment on investments, between both periods was primarily due to the impact from the Company’s first quarter 2023 balance sheet repositioning.

The shareholders’ equity-to-assets ratio was 10.71% at the end of the second quarter of 2023 compared to 9.80% at December 31, 2022 and 10.73% at June 30, 2022. The tangible equity-to-assets ratio (a non-GAAP measure) of 5.34% increased 0.70 percentage points from December 31, 2022 and decreased 0.06 percentage points versus June 30, 2022 (see Table 11 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity-to-assets ratio (non-GAAP) from one year prior was primarily driven by a $28.5 million, or 3.6%, decrease in tangible equity due to the decline in accumulated other comprehensive loss related to the Company’s investment securities portfolio, partially offset by a $363.9 million, or 2.5%, decrease in tangible assets due primarily to the aforementioned sales and maturities of certain available-for-sale investment securities. The increase in the net tangible equity-to-assets ratio (non-GAAP) from December 31, 2022 was driven by a $65.7 million, or 9.5%, increase in tangible equity due to the increase in accumulated other comprehensive loss related to the Company’s investment securities portfolio, while tangible assets decreased $727.6 million, or 4.9%, primarily due to the reduction in investment securities and borrowings resulting from the Company’s first quarter balance sheet repositioning and investment maturities.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary source of non-deposit funds are FHLB or Federal Reserve overnight advances, of which there were $234 million of outstanding borrowings at June 30, 2023.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At June 30, 2023, the Bank had $222.8 million of cash and cash equivalents of which $34.6 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. Cash and cash equivalents, net of float, that were readily available for liquidity purposes was $120.4 million at June 30, 2023. The Company also had $1.65 billion in unused FHLB borrowing capacity based on the Company’s quarter-end loan collateral levels and had $1.43 billion of funding availability at the Federal Reserve’s discount window. Additionally, the Company had approximately $1.05 billion of securities that could be sold or pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in an unsecured line of credit with a correspondent bank at quarter end. The Company’s available sources of immediately available liquidity of $4.23 billion at the end of the second quarter of 2023 represent over 200% of the Company’s estimated uninsured deposits, net of collateralized and intercompany deposits, estimated at approximately $2.05 billion.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of June 30, 2023, this ratio was 13.2% for 30-days and 12.0% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of June 30, 2023, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2023 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Management believes that both potential circumstances have been fully addressed through the establishment of trigger points for monitoring such events and detailed action plans that would be initiated if those trigger points are reached. These trigger points are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average public and nonpublic deposits to total funding, and average borrowings to total funding; capital at risk indicators consisting mainly of regulatory ratios; asset quality indicators; and decrease in funds availability indicators which is a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that define the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as filed with the SEC on May 10, 2023.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to recent bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements, and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) other risk factors outlined in the Company’s filings with the SEC from time to time; and (23) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023 and the Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 10, 2023. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2023	2022	2023	2022
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$48,291	$39,805	$54,089	$86,860
Income taxes	13,182	10,971	14,357	23,748
Income before income taxes	61,473	50,776	68,446	110,608
Provision for credit losses	752	6,038	4,252	6,944
Pre-tax, pre-provision net revenue (non-GAAP)	62,225	56,814	72,698	117,552
Acquisition expenses	(1)	3,960	56	4,259
Loss on sales of investment securities	0	0	52,329	0
Gain on debt extinguishment	0	0	(242)	0
Acquisition-related contingent consideration adjustment	1,000	400	1,000	400
Unrealized loss on equity securities	50	22	50	20
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$63,274	$61,196	$125,891	$122,231

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.89	$0.73	$1.00	$1.60
Income taxes	0.25	0.20	0.27	0.44
Income before income taxes	1.14	0.93	1.27	2.04
Provision for credit losses	0.01	0.12	0.08	0.11
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.15	1.05	1.35	2.15
Acquisition expenses	0.00	0.07	0.00	0.08
Loss on sales of investment securities	0.00	0.00	0.96	0.00
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Acquisition-related contingent consideration adjustment	0.02	0.01	0.02	0.01
Unrealized loss on equity securities	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.17	$1.13	$2.33	$2.24

Net income
Net income (GAAP)	$48,291	$39,805	$54,089	$86,860
Acquisition expenses	(1)	3,960	56	4,259
Tax effect of acquisition expenses	0	(856)	(12)	(919)
Subtotal (non-GAAP)	48,290	42,909	54,133	90,200
Loss on sales of investment securities	0	0	52,329	0
Tax effect of loss on sales of investment securities	0	0	(11,171)	0
Subtotal (non-GAAP)	48,290	42,909	95,291	90,200
Gain on debt extinguishment	0	0	(242)	0
Tax effect of gain on debt extinguishment	0	0	52	0
Subtotal (non-GAAP)	48,290	42,909	95,101	90,200
Acquisition-related contingent consideration adjustment	1,000	400	1,000	400
Tax effect of acquisition-related contingent consideration adjustment	(214)	(86)	(214)	(86)
Subtotal (non-GAAP)	49,076	43,223	95,887	90,514
Acquisition-related provision for credit losses	0	3,927	0	3,927
Tax effect of acquisition-related provision for credit losses	0	(848)	0	(848)
Subtotal (non-GAAP)	49,076	46,302	95,887	93,593
Unrealized loss on equity securities	50	22	50	20
Tax effect of unrealized loss on equity securities	(11)	(5)	(11)	(4)
Operating net income (non-GAAP)	49,115	46,319	95,926	93,609
Amortization of intangibles	3,705	3,851	7,372	7,583
Tax effect of amortization of intangibles	(793)	(832)	(1,576)	(1,629)
Subtotal (non-GAAP)	52,027	49,338	101,722	99,563
Acquired non-PCD loan accretion	(886)	(1,023)	(1,965)	(1,757)
Tax effect of acquired non-PCD loan accretion	190	221	420	378
Adjusted net income (non-GAAP)	$51,331	$48,536	$100,177	$98,184

Return on average assets
Adjusted net income (non-GAAP)	$51,331	$48,536	$100,177	$98,184
Average total assets	15,150,001	15,452,712	15,257,833	15,524,064
Adjusted return on average assets (non-GAAP)	1.36%	1.26%	1.32%	1.28%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2023	2022	2023	2022
Income statement data, continued

Return on average equity
Adjusted net income (non-GAAP)	$51,331	$48,536	$100,177	$98,184
Average total equity	1,632,992	1,743,410	1,605,010	1,891,305
Adjusted return on average equity (non-GAAP)	12.61%	11.17%	12.59%	10.47%

Net interest margin
Net interest income	$109,279	$103,141	$220,309	$198,013
Total average interest-earning assets	13,940,636	14,471,683	14,071,904	14,354,694
Net interest margin	3.14%	2.86%	3.16%	2.78%

Net interest margin (FTE)
Net interest income	$109,279	$103,141	$220,309	$198,013
Fully tax-equivalent adjustment	1,080	1,008	2,171	1,838
Fully tax-equivalent net interest income	110,359	104,149	222,480	199,851
Total average interest-earning assets	13,940,636	14,471,683	14,071,904	14,354,694
Net interest margin (FTE) (non-GAAP)	3.18%	2.89%	3.19%	2.81%

Earnings per common share
Diluted earnings per share (GAAP)	$0.89	$0.73	$1.00	$1.60
Acquisition expenses	0.00	0.07	0.00	0.07
Tax effect of acquisition expenses	0.00	(0.02)	0.00	(0.02)
Subtotal (non-GAAP)	0.89	0.78	1.00	1.65
Loss on sales of investment securities	0.00	0.00	0.96	0.00
Tax effect of loss on sales of investment securities	0.00	0.00	(0.21)	0.00
Subtotal (non-GAAP)	0.89	0.78	1.75	1.65
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.89	0.78	1.75	1.65
Acquisition-related contingent consideration adjustment	0.02	0.01	0.02	0.01
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.91	0.79	1.77	1.66
Acquisition-related provision for credit losses	0.00	0.07	0.00	0.07
Tax effect of acquisition-related provision for credit losses	0.00	(0.01)	0.00	(0.01)
Subtotal (non-GAAP)	0.91	0.85	1.77	1.72
Unrealized loss on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.91	0.85	1.77	1.72
Amortization of intangibles	0.07	0.07	0.14	0.14
Tax effect of amortization of intangibles	(0.01)	(0.02)	(0.02)	(0.03)
Subtotal (non-GAAP)	0.97	0.90	1.89	1.83
Acquired non-PCD loan accretion	(0.02)	(0.02)	(0.04)	(0.03)
Tax effect of acquired non-PCD loan accretion	0.00	0.01	0.00	0.01
Diluted adjusted net earnings per share (non-GAAP)	$0.95	$0.89	$1.85	$1.81

Noninterest operating expenses
Noninterest expenses (GAAP)	$113,038	$110,424	$227,090	$210,231
Amortization of intangibles	(3,705)	(3,851)	(7,372)	(7,583)
Acquisition expenses	1	(3,960)	(56)	(4,259)
Acquisition-related contingent consideration adjustment	(1,000)	(400)	(1,000)	(400)
Total adjusted noninterest expenses (non-GAAP)	$108,334	$102,213	$218,662	$197,989

Efficiency ratio – GAAP
Noninterest expenses (GAAP) - numerator	$113,038	$110,424	$227,090	$210,231
Net interest income (GAAP)	109,279	103,141	220,309	198,013
Noninterest revenues (GAAP)	65,984	64,097	79,479	129,770
Total revenues (GAAP) - denominator	$175,263	$167,238	$299,788	$327,783
Efficiency ratio (GAAP)	64.5%	66.0%	75.8%	64.1%

Operating efficiency ratio – non-GAAP
Adjusted noninterest expenses (non-GAAP) - numerator	$108,334	$102,213	$218,662	$197,989
Fully tax-equivalent net interest income	110,359	104,149	222,480	199,851
Noninterest revenues	65,984	64,097	79,479	129,770
Acquired non-PCD loan accretion	(886)	(1,023)	(1,965)	(1,757)
Unrealized loss on equity securities	50	22	50	20
Loss on sales of investment securities	0	0	52,329	0
Gain on debt extinguishment	0	0	(242)	0
Operating revenues (non-GAAP) - denominator	$175,507	$167,245	$352,131	$327,884
Operating efficiency ratio (non-GAAP)	61.7%	61.1%	62.1%	60.4%

	June 30,	December 31,	June 30,
(000’s omitted)	2023	2022	2022
Balance sheet data - at end of quarter
Total assets
Total assets (GAAP)	$15,108,050	$15,835,651	$15,487,833
Intangible assets	(901,709)	(902,837)	(917,891)
Deferred taxes on intangible assets	45,003	46,130	45,349
Total tangible assets (non-GAAP)	$14,251,344	$14,978,944	$14,615,291

Total common equity
Shareholders' equity (GAAP)	$1,617,406	$1,551,705	$1,661,696
Intangible assets	(901,709)	(902,837)	(917,891)
Deferred taxes on intangible assets	45,003	46,130	45,349
Total tangible common equity (non-GAAP)	$760,700	$694,998	$789,154

Shareholder's equity-to-assets ratio
Total shareholders' equity (GAAP) - numerator	$1,617,406	$1,551,705	$1,661,696
Total assets (GAAP) - denominator	$15,108,050	$15,835,651	$15,487,833
Shareholders' equity-to-assets ratio (GAAP)	10.71%	9.80%	10.73%

Tangible equity-to-assets ratio at quarter end
Total tangible common equity (non-GAAP) - numerator	$760,700	$694,998	$789,154
Total tangible assets (non-GAAP) - denominator	$14,251,344	$14,978,944	$14,615,291
Tangible equity-to-assets ratio at quarter end (non-GAAP)	5.34%	4.64%	5.40%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 88.3% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 11.5% of the total portfolio, of which, 96.3% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using June 30, 2023 as a starting point.
●	The model assumes the Company’s average deposit balances will decrease approximately 3.3% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.3% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash flows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at June 30, 2023	income at June 30, 2023
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(26,753)	(6.1)%
+100 basis points	$(11,505)	(2.6)%
-100 basis points	$9,831	2.2%
-200 basis points	$12,079	2.8%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 rate environments largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of June 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The amount of reasonably possible losses for matters where an exposure is not currently estimable or considered probable, beyond the existing recorded liabilities, is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings and other matters is set forth in Note I to the consolidated financial statements included under Part I, Item 1. Although the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 10, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)Not applicable.
b)Not applicable.
c)At its December 2022 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period beginning January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2023:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2023	1,033	$49.88	0	2,497,000
May 1-31, 2023	100,000	48.58	100,000	2,397,000
June 1-30, 2023	100,000	48.03	100,000	2,297,000
Total (1)	201,033	$48.32	200,000
(1)	Included in the common shares repurchased were 1,033 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

a)Not applicable.

b)Not applicable.

c)Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Community Bank System, Inc.

Date: August 9, 2023	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 9, 2023	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer